Form 10-Q
period 1996-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 1996-08-14
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                         -----------------------------

                                    FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     JUNE 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _____________


                           Commission File No. 0-25766


                     Community Bank Shares of Indiana, Inc.

             (Exact name of registrant as specified in its charter)


                  Indiana                               35-1938254
                  ------------------------------------------------
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)          Identification Number)


           202 East Spring St., PO Box 939, New Albany, Indiana 47150
           ----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)



Registrant's telephone number, including area code  1-812-944-2224


- - -------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


 Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


         APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 1,983,722.

                     COMMUNITY BANK SHARES OF INDIANA, INC.



                                      INDEX



         Part I   Financial Information                                Page


           Item 1.  Financial Statements


            Condensed consolidated statements of financial condition
               June 30, 1996 and December 31, 1995                       3



            Condensed consolidated statements of
               operations, three and six months ended
               June 30, 1996 and 1995                                    4


            Condensed consolidated statement of cash
               flows, six months ended June 30, 1996 and 1995            6


            Notes to condensed consolidated financial statements         8


           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations    10


         Part II.  Other Information                                    12

            Signatures                                                  13

                             PART I - ITEM 1
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 COMMUNITY BANK SHARES OF INDIANA, INC.


                                                      JUNE 30    DECEMBER 31
                                                        1996         1995
                                                        ----         ----
                                                    (unaudited)
                                                          (In thousands)

ASSETS
Cash and due from banks                              $  3,406      $  2,943
Interest bearing deposits with banks                   10,508        14,354
Securities available for sale, at market:
 Mortgage-backed securities                             5,850         7,488
 Other debt securities                                  2,268           251
Securities held to maturity:
 Mortgage-backed securities, at cost                   26,105        27,522
 Other debt securities, at cost                        51,847        38,442
Mortgage loans held for sale                              319           281
Loans receivable, net                                 126,277       118,170
Federal Home Loan Bank stock, at cost                   1,231         1,231
Foreclosed real estate                                      0             0
Premises and equipment, net                             3,517         3,195
Accrued interest receivable:
 Loans                                                    795           711
 Mortgage-backed securities                               174           199
 Other debt securities                                    861           557
Other assets                                              189           382
                                                     --------      --------

     Total Assets                                    $233,347      $215,726
                                                     ========      ========

LIABILITIES
Deposits                                             $189,199      $168,091
Advances from Federal Home Loan Bank
   and other borrowings                                16,860        21,099
Advance payments by borrowers for
 taxes and insurance                                      683           307
Accrued interest payable on deposits                       98           101
Other liabilities                                         715           777
                                                     --------      --------

Total Liabilities                                     207,555       190,375
                                                     --------      --------


STOCKHOLDERS' EQUITY
Common stock of $.10 par value per share,
 Authorized 10,000,000 shares;
 issued 1,983,722 shares                                  198           198
Additional paid in capital                             11,782        11,782
Retained earnings - substantially restricted           13,861        13,374
Net unrealized gain\(loss) on assets
 available for sale, net of tax                            14            60
 Unearned ESOP shares                                     (63)          (63)
                                                     --------      --------

 Total Stockholder Equity                              25,792        25,351
                                                     --------      --------

     Total liabilities and stockholders' equity      $233,347      $215,726
                                                     ========      ========

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          COMMUNITY BANK SHARES OF INDIANA, INC.



                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30                         JUNE 30
                                                      -------                         -------
                                                1996            1995            1996            1995
                                                ----            ----            ----            ----
                                                                   (In Thousands)
INTEREST INCOME:
Loans receivable:
   Mortgage loans                          $   2,055       $   2,026       $   4,120       $   3,985
   Commercial consumer and other loans           442             237             801             415
Securities:
  Mortgage-backed securities                     522             609           1,078           1,220
  Other debt securities                          883             458           1,523             949
Federal Home Loan Bank stock                      23              24              48              47
Interest bearing deposits with banks              62             171             273             245
                                         ------------    ------------    ------------    ------------
  Total Interest Income                        3,987           3,525           7,843           6,861
                                         ------------    ------------    ------------    ------------

INTEREST EXPENSE:
Deposits                                       2,040           1,805           4,058           3,543
Advances from Federal Home Loan Bank
  and other borrowings                           282             214             555             432
                                         ------------    ------------    ------------    ------------
  Total Interest Expense                       2,322           2,019           4,613           3,975
                                         ------------    ------------    ------------    ------------

  NET INTEREST INCOME                          1,665           1,506           3,230           2,886

Provision for loan losses                          2              11              12              23
                                         ------------    ------------    ------------    ------------

  NET INTEREST INCOME AFTER PROVISION
     FOR LOSSES ON LOANS                       1,663           1,495           3,218           2,863
                                         ------------    ------------    ------------    ------------

NON-INTEREST INCOME:
Loan fees and service charges                    139             141             295             268
Net gain on sale of loans                          8              13              22              21
Deposit account service charges                   96              74             184             145
Commission income                                 85              39             205              83
Other income                                      13              12              30              23
                                         ------------    ------------    ------------    ------------
   Total Non-interest Income                     341             279             736             540
                                         ------------    ------------    ------------    ------------

               CONSOLIDATED STATEMENTS OF OPERATIONS, (CONTINUED)
                     COMMUNITY BANK SHARES OF INDIANA, INC.


                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30                         JUNE 30
                                                       -------                         -------
                                                1996            1995            1996            1995
                                                ----            ----            ----            ----
                                                                   (In Thousands)

NON-INTEREST EXPENSE
Compensation and benefits                         667             511           1,307           1,001
Occupancy and equipment                           123              90             232             178
Deposit insurance premiums                         96              95             189             188
Data processing service                           100              78             191             159
Other                                             188             158             400             283
                                          ------------    ------------    ------------    ------------
 Total Non-interest Expense                     1,174             932           2,319           1,809
                                          ------------    ------------    ------------    ------------

Income before income taxes                        830             842           1,635           1,594
                                          ------------    ------------    ------------    ------------

Income tax expense                                334             328             661             617
                                          ------------    ------------    ------------    ------------

NET INCOME                                       $496            $514            $974            $977
                                          ============    ============    ============    ============

Net income per share                            $0.25           $0.26           $0.49           $0.49
                                          ============    ============    ============    ============

   (see note 5)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1996
                      COMMUNITY BANK SHARES OF INDIANA, INC.
                                 (Unaudited)


                                                           1996           1995
                                                           ----           ----
                                                             (In thousands)


CASH FLOWS FROM OPERATING ACTIVITES:

Net income                                                   $  974     $  977
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of premiums and accretion of discounts
   on investment and mortgage-backed securities, net               9        24
  Net realized securities gain                                     0         0
  Provision (credit) for losses on loans                          12        23
  Proceeds from mortgage loan sales                            3,517     1,637
  Mortgage loans originated for resale                        (3,555)   (1,348)
  Net gain on sales of mortgage loans                            (22)      (21)
  Loss on foreclosed real estate                                   0         0
  Depreciation expense                                           106        78
  Deferred income taxes                                           60        58
  (Increase) decrease in accrued interest receivable            (363)       47
  Increase (decrease) in accrued interest payable                  3       (17)
  Increase (decrease) in income taxes payable                    (11)      130
  Increase (decrease) in other assets & other  liabilities       265      (198)
                                                             -------   -------
     Net cash flows provided by operating activities         $   995   $ 1,390
                                                             -------   -------



CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest bearing deposits           3,846     (432)
Proceeds from the sale of securities available  for sale           0         0
Proceeds from maturities of securities available for sale          0     3,450
Purchases of securities available for sale                    (2,000)        0
Proceeds from maturities of securities held to  maturity      12,100     3,448
Purchases of securities held to maturity                     (25,588)   (1,500)
Principal collected on securities available for sale           1,638         0
Principal collected on securities held to maturity             1,491     2,198
Loan originations and principal payments on loans, net        (7,981)   (6,700)
Proceeds from sale of foreclosed real estate                       0       102
Net increase in premises and equipment                          (428)     (710)
                                                             -------   -------
  Net cash flows used by investing activities               $(16,922)  $  (144)
                                                             -------   -------

             CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996
                   COMMUNITY BANK SHARES OF INDIANA, INC.
                               (Unaudited)

                                                         1996            1995
                                                         ----            ----
                                                            (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand accounts
  and savings accounts                                     $ 16,406  $ (12,255)
Net increase (decrease) in certificates of deposits           4,702      1,347
Repayment of advances from Federal Home Loan bank            (7,001)   (11,781)
Advances from Federal Home Loan bank                          2,000     10,780
Net increase (decrease) in repurchase borrowings                762          0
Sale of stock                                                     0      9,574
Cash received on merger of mutual
  holding company  with Bank                                      6          0
Dividends paid                                                 (485)       (63)
                                                        ------------ ----------
  Net cash flows provided by financing activities            16,390     (2,398)
                                                        ------------ ----------

Net increase ( decrease) in cash and due from banks             463     (1,152)

Cash and due from banks at beginning of period                2,943      3,344
                                                        ------------ ----------

Cash and due from banks at end of period                  $   3,406  $   2,192
                                                        ============ ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash payment for:
      Interest                                            $   4,066  $   3,561
      Income taxes                                        $     617  $     361

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

  Proceeds from sales of foreclosed real estate
     financed through loans                               $  -       $  -

  Transfers from loans to real estate acquired
      through foreclosure                                 $  -       $  -

                                 PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     COMMUNITY BANK SHARES OF INDIANA, INC.

1.    BASIS OF PRESENTATION

         Community Bank Shares of Indiana, Inc. (the Holding Company) was formally established on April 7, 1995 (see note 3). The data contained in the financial statements reflects consolidated Holding Company information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted.

2.    PRINCIPLES OF CONSOLIDATION

         The Consolidated Financial Statement data presented for the current year and at December 31, 1995 include the accounts of Community Bank Shares of Indiana, Inc., its subsidiaries Community Bank of Southern Indiana and Heritage Bank of Southern Indiana, and First Community Service Corp., a wholly owned subsidiary of Community Bank of Southern Indiana. All material intercompany balances and transactions have been eliminated.

3.    THE CONVERSION

         On October 18, 1994, the Boards of Directors of the Community Savings Bank, FSB, the predecessor to Community Bank of Southern Indiana, and Community Bank Shares, M.H.C. (the MHC), the predecessor to Community Bank Shares of Indiana, Inc., adopted a Plan of Conversion and Agreement and Plan of Reorganization (the Plan). Subsequent to the effective date of this filing and pursuant to the Plan, (i) the MHC, which owned approximately 51 percent of Community Savings Bank, FSB (the Bank), converted from mutual to stock form and simultaneously merged with and into the Bank, with the Bank being the surviving entity; (ii) the Bank then merged into an interim savings bank formed as a wholly-owned subsidiary of Community Bank Shares of Indiana, Inc. (the Company), a newly organized Indiana corporation, with the Bank being the surviving entity; and (iii) the outstanding shares of the Bank common stock (other than those held by the MHC, which were canceled) were converted into shares of common stock of the Company. Pursuant to the Plan, the Company then sold additional shares equal to approximately 51 percent of the common shares of the Company. Shares of the Company's common stock were offered in a subscription offering in descending order of priority to eligible account holders, tax-qualified employee stock benefit plans, supplemental eligible account holders, other members, directors, officers and employees and public stockholders. On April 7, 1995 Community Bank Shares of Indiana (the Company) was formally established. The Company received proceeds from the sale of stock, net of conversion expenses, of $9.6 million. Community Bank of Southern Indiana formally known as Community Savings Bank, FSB, received a capital distribution from the Company equal to 50% of the net proceeds or $4.8 million.

4.    FORMATION OF HERITAGE BANK OF SOUTHERN INDIANA

         On January 3, 1996, the Company capitalized Heritage Bank of Southern Indiana (Heritage) as a state chartered commercial bank with an initial investment of $4,150,000. Heritage began operations as of January 8, 1996 providing full service banking through its office located in Jeffersonville, Indiana.

5.    EARNINGS PER SHARE

         The calculation for weighed average number of shares outstanding for the three and six month periods ended June 30, 1996 is as follows:
                                      # of
    DATES OUTSTANDING        DAYS     SHARES   (DAYS x SHARES)
    -----------------        ----     ------   ---------------

  4/01/1996 - 6/30/1996       91    1,983,722    180,518,702
  1/01/1996 - 6/30/1996      182    1,983,722    361,037,404

         Weighted average shares outstanding for the three month period ended June 30, 1996 are 1,983,722, (180,518,702 shares divided by 91 days). Pro forma earnings per share for the three month period ended June 30, 1996 is 25 cents per share.

         Weighted average shares outstanding for the six month period ended June 30, 1996 are 1,983,720, (361,037,404 shares divided by 182 days). Pro forma earnings per share for the six month period ended June 30, 1996 is 49 cents per share.

6.     REGULATORY CAPITAL REQUIREMENTS

         The Company's subsidiary banks are required by federal regulations to maintain minimum amounts of capital. At June 30, 1996, each of the Company's subsidiary banks had capital which substantially exceeded each of the regulatory capital requirements.

7.     RECLASSIFICATIONS

         Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications

                                 PART I - ITEM 2

                            MANAGEMENT DISCUSSION AND
                     ANALYSIS OF CONSOLIDATED STATEMENTS OF
                       FINANCIAL CONDITION AND OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC



FINANCIAL CONDITION

         Total assets of $233.3 million increased $17.6 million or 8.2% over the December 31, 1995 ending balance of $215.7 million. The Company reduced liquidity by lowering the interest bearing deposits with banks from $14.4 million at December 31, 1995 to $10.5 million at June 30, 1996. This $3.8 million along with the asset growth of $17.6 million was used to fund the growth of approximately $13.4 million in other debt securities in the held to maturity portfolio and an increase of $8.1 million in loans receivable. Total deposits increased $21.1 million or 12.6% primarily reflecting the success of deposit acquisition by the newly capitalized affiliate Heritage Bank of Southern Indiana. At June 30, 1996, Heritage had accumulated total deposits of $18.4 million. Federal Home Loan Bank advances totaling $4.2 million were paid down during the first six months of 1996 reducing that outstanding debt to $16.9 million at June 30, 1996.

CAPITAL

         The Holding Company's total equity was $25.8 million as of June 30, 1996. The equity position increased $441,000 during the six month period ended June 30, 1996 due primarily to increases from net income less dividends paid to shareholders.

LIQUIDITY

         The Company's primary sources of funds are deposits; principal and interest payments on loans and mortgage-backed securities; proceeds form maturing debt securities; advances from the FHLB and sale of stock. Regulations require that each of the Company's subsidiary's maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For June 1996 each of the Company's subsidiaries was in compliance with the established liquidity ratios.

RESULTS OF OPERATIONS

         Net Income for the three month period ending June 30, 1996 totaled $496,000, compared to $514,000 for the three months ended June 30, 1995. Net interest income increased by $159,000 or 10.6% for the quarter ended June 30, 1996 when measured against the same quarter in 1995. This expansion reflected a growth in total interest income of $462,000 or 13.1%. The growth in interest income came primarily from two areas: (1)commercial and consumer loan interest increased $205,000 or 86.5% due primarily to a $7.1 million increase in average balances of commercial loans for the quarter ended June 30, 1996 compared to the same quarter last year; (2)interest on other debt securities grew $425,000 or 92.8% due to a $21.5 million increase in average balances of other debt securities for the second quarter of 1996 compared to the second quarter of 1995. Income from interest bearing deposits with banks decreased by $109,000 due to a $6.9 million decrease in average balances for the two previously mentioned quarters.

         Interest expense, the other component of net interest income, also reflected an increase totaling $303,000 or 15.1%. Interest on deposits, which comprised 87.8% of total interest expense, rose $235,000 or 13.0%. The increase in interest expense is primarily due to an average growth in deposits of $16.6 million during the quarter. The deposit growth was virtually all attributable to the funds acquisition at the new affiliate, Heritage Bank of Southern Indiana.

         During the three month period ended June 30, 1996 an addition of $2,000 was made to the general loan loss reserve. In conjunction with the findings of the internal asset review committee, the provision for loan losses is based on the subsidiary Banks' past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible losses.

          Net non interest expense increased $180,000, from ($653,000) in the second quarter of 1995 to ($833,000) in the same period in 1996. Non interest income increased $62,000 or 22.2% for the three month period ended June 30, 1996. Two areas of non-interest income were responsible for the growth in this area.. Annuity income rose $46,000 in the three month period ended June 30, 1996 reflecting increased sales produced by Heritage Bank's ancillary financial products division. Deposit account service charges increased $22,000 reflecting the increase in deposit balances.

          Non interest expense grew $242,000 or 26.0% for the three month period ended June 30, 1996 as compared to the three month period ended June 30, 1995. Compensation and benefit expense, the primary area of increase grew $156,000 or 30.5%. The majority of the growth in compensation and benefits was due to the addition of the Heritage Bank affiliate. Increases in occupancy and equipment of $33,000 or 36.7% were due to increases related to additional depreciation for the new office building and equipment of Heritage Bank as well as additional utility expenses. During the quarter ended June 30, 1996 the Holding Company began to outsource the repair and maintenance expense on data processing equipment which also added to the increase in occupancy expenses, although data processing related compensation expense declined with the reduction of staff for this area. Data processing expense increases of $22,000 or 28.2% were also related primarily to the addition of Heritage Bank. Increase in other non interest expenses of $30,000 or 19.0% were primarily related to increases in advertising expense, office supplies and stationary and printing associated with the addition of the above mentioned Heritage Bank affiliate. In addition to the expenses associated with the new affiliate, loan closing expenses increased $5,600 reflecting the increase in loan closings. Income before income taxes in the second quarter of 1996 showed a slight decrease of $12,000 to $830,000 compared to the same period in 1995. After federal and state income taxes of $334,000 were applied, the Bank netted a second quarter of 1996 after tax profit of $496,000.

         Net income for the six month period ended June 30, 1996 remained fairly static at $974,000 as compared to net income of $977,000 for the six month period ended June 30, 1995.

         Net interest income after the provision for loan losses for the first two quarters of 1996, as compared to the first two quarters of 1995 increased $355,000 or 12.4%. Total interest income for the six month period ended June 30, 1996 increased $982,000 or 14.3%, while interest expense increased $638,000 or 16.1%. These increases are reflective of the commercial loan and debt security interest income increases, and deposit expense increases discussed in the second quarter comparisons as well as a 3.4% increase in mortgage loan interest during the first six months of 1996

         The increase in non-interest income of $196,000 or 36.3% includes a $27,000 or 10.1% increase in loan fees and service charges related to the increase in commercial loan originations as well as increases in annuity commission and deposit fees mentioned in the second quarter comparisons. The increase in non interest expense of $510,000 or 28.2% is also reflective of the same category increases as described in the second quarter comparisons.

                                     PART II
                                OTHER INFORMATION

                     COMMUNITY BANK SHARES OF INDIANA, INC.


Item 1.   Legal proceedings

         The Holding company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Holding Company's subsidiaries, Community Bank of Southern Indiana and Heritage Bank of Southern Indiana, are a party to legal proceedings wherein they enforce their security interest in mortgage loans made by them.

Item 2.   Changes in Securities

         No material changes in the types of securities purchased in the second quarter were exhibited.

Item 3.   Defaults upon Senior Securities

         No defaults on senior securities occurred.

Item 4.   Submission of Matters to a vote of Security Holders

         The security holders voted for the election of the following directors.

         NAME                VOTES FOR     VOTES AGAINST     ABSTAINED
         ----                ---------     -------------     ---------

         Edward Pinaire      1,254,644         NONE           729,076
         Robert E. Yates     1,254,644         NONE           729,076

         The security holders ratified Monroe Shine and Company, Inc. as auditors for the year ending December 31, 1996.

         VOTES FOR       VOTES AGAINST    ABSTAINED
         ---------       -------------    ---------

         1,254,644           NONE          729,076
         1,254,644           NONE          729,076


Item 5.   Other Information

         Additional items of substantive nature did not occur.

Item 6.   Exhibits and Report on Form 8-K

         A form 8-K report was not filed during the quarter

                                     PART II
                                OTHER INFORMATION

                     COMMUNITY BANK SHARES OF INDIANA, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized


                                               COMMUNITY BANK SHARES
                                                 OF INDIANA, INC.
                                                   (Registrant)



     Dated    August 13, 1996            BY:     /s/   Robert E. Yates
     -----------------------------       -------------------------------
                                                Robert E. Yates
                                                President and CEO


     Dated    August 13, 1996            BY:    /s/   James M. Stutsman
     -----------------------------       ---------------------------------
                                                James M. Stutsman
                                                Chief Financial Officer