Form 10-Q
period 1996-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 1996-11-14
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                    ----------------------------------------

                                    FORM 10-Q

(MarkOne) (X)QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934


               For the quarterly period ended     SEPTEMBER 30, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to _____________


                           Commission File No. 0-25766


                     Community Bank Shares of Indiana, Inc.

             (Exact name of registrant as specified in its charter)



               Indiana                                  35-1938254
               ---------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification Number)


           202 East Spring St., PO Box 939, New Albany, Indiana 47150
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code 1-812-944-2224
       -----------------------------------------------------------------

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

                     COMMUNITY BANK SHARES OF INDIANA, INC.



                                      INDEX



         Part I   Financial Information                                     Page


                  Item 1.  Financial Statements


          Condensed consolidated statements of financial condition
                  September 30, 1996 and December 31, 1995 ................    3



         Condensed consolidated statements of
                  operations, three and nine months ended
                  September 30, 1996 and 1995 .............................    4


         Condensed consolidated statement of cash
                  flows, nine months ended September 30, 1996 and 1995 ....    6


         Notes to condensed consolidated financial statements .............    8


          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of Operations .......   10


Part II.  Other Information ...............................................   12


          Signatures ......................................................   13

                                             PART I - ITEM 1
                                       CONSOLIDATED BALANCE SHEETS
                                 COMMUNITY BANK SHARES OF INDIANA, INC.


                                                SEPTEMBER 30    DECEMBER 31
                                                   1996            1995
                                                   ----            ----
                                                (unaudited)
                                                      (In thousands)
ASSETS
Cash and due from banks                         $   3,060          $   2,943
Interest bearing deposits with banks                3,129             14,354
Securities available for sale, at market:
 Mortgage-backed securities                         1,248              7,488
 Other debt                                         3,511                251
securities
Securities held to maturity:
 Mortgage-backed securities                        25,486             27,522
 Other debt securities                             55,331             38,442
Mortgage loans held for sale                           99                281
Loans receivable, net                             135,415            118,170
Federal Home Loan Bank stock, at cost               1,231              1,231
Foreclosed real estate                                 65                  0
Premises and equipment, net                         3,497              3,195
Accrued interest receivable:
 Loans                                                849                711
 Mortgage-backed securities                           133                199
 Other debt securities                                742                557
Prepaid income taxes                                  383
Other assets                                          421                382
                                                ----------        ----------

     Total Assets                               $ 234,600         $  215,726
                                                ==========        ==========

LIABILITIES
Deposits                                         $184,940           $168,091
Advances from Federal Home Loan Bank               19,000             21,099
Borrowings - repurchase agreements                  2,420
Advance payments by borrowers for
 taxes and insurance                                  673                307
Accrued interest payable on deposits                   74                101
Other liabilities                                   2,029                777
                                                ----------        ----------
Total Liabilities                                 209,136            190,375
                                                ----------        ----------

STOCKHOLDERS' EQUITY
Common stock of $.10 par value per share,
 Authorized 10,000,000 shares; issued
     1,983,722 shares                                 198                198
Additional paid in capital                         11,783             11,783
Retained earnings - substantially restricted       13,568             13,373
Net unrealized gain\(loss) on assets
 available for sale, net of tax                         3                 60
Unearned ESOP shares                                  (88)               (63)
                                                ----------         ---------
 Total Stockholder Equity                          25,464             25,351
                                                ----------         ---------

     Total liabilities and stockholders' equity $ 234,600          $ 215,726
                                                ==========         =========

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     COMMUNITY BANK SHARES OF INDIANA, INC.



                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30       SEPTEMBER 30
                                              ------------       ------------
                                              1996     1995      1996     1995
                                              ----     ----      ----     ----

                                                       (In Thousands)
INTEREST INCOME:
Loans receivable
   Mortgage loans ......................   $ 2,136   $ 2,019   $ 6,256   $ 6,004
   Commercial consumer and other loans .       519       287     1,320       702
Securities:
  Mortgage-backed securities ...........       480       590     1,558     1,809
  Other debt securities ................       919       499     2,406     1,449
Federal Home Loan Bank stock ...........        24        25        72        72
Interest bearing deposits with banks ...        65        98       338       343
                                           -------   -------   -------   -------
  TOTAL INTEREST INCOME ................     4,143     3,518    11,950    10,379
                                           -------   -------   -------   -------

INTEREST EXPENSE:
Deposits ...............................     2,160     1,898     6,217     5,441
Advances from Federal Home Loan Bank
 and other borrowings ..................       255       189       775       621
                                           -------   -------   -------   -------
  TOTAL INTEREST EXPENSE ...............     2,415     2,087     6,992     6,062
                                           -------   -------   -------   -------

  NET INTEREST INCOME ..................     1,728     1,431     4,958     4,317

Provision for loan losses ..............         8        10        20        33
                                           -------   -------   -------   -------

  NET INTEREST INCOME AFTER PROVISION
     FOR LOSSES ON LOANS ...............     1,720     1,421     4,938     4,284
                                           -------   -------   -------   -------

NON-INTEREST INCOME:
Loan fees and service charges ..........       151       166       445       434
Net gain on sale of loans ..............        21        22        43        42
Net gain on sale of securities .........        15                  15
Deposit account service charges ........        90        76       274       221
Commission income ......................        63        34       268       117
Other income ...........................        15        19        46        43
                                           -------   -------   -------   -------
   TOTAL NON-INTEREST INCOME ...........       355       317     1,091       857
                                           -------   -------   -------   -------

               CONSOLIDATED STATEMENTS OF OPERATIONS, (CONTINUED)
                     COMMUNITY BANK SHARES OF INDIANA, INC.


                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30       SEPTEMBER 30
                                              ------------       ------------

                                             1996       1995      1996     1995
                                             ----       ----      ----     ----

                                                       (In Thousands)

NON-INTEREST EXPENSE
Compensation and benefits .............       662        523     1,970     1,524
Occupancy and equipment ...............       120         96       353       274
Deposit insurance premiums (see note 7)     1,219         98     1,408       286
Data processing service ...............        97         80       288       238
Other .................................       180        176       579       460
                                          -------    -------   -------   -------
 TOTAL NON-INTEREST EXPENSE ...........     2,278        973     4,598     2,782
                                          -------    -------   -------   -------

Income before income taxes ............      (203)       765     1,431     2,359
                                          -------    -------   -------   -------

Income tax expense ....................       (79)       305       581       922
                                          -------    -------   -------   -------

NET INCOME ............................   ($  124)   $   460   $   850   $ 1,437
                                          =======    =======   =======   =======



Net income per share                      ($0.06)    $ 0.23    $  0.43   $  0.72
                                          ======     ======    =======   =======

   (see notes 5 and 7)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Unaudited)


                                                               1996        1995
                                                               ----        ----

                                                                 (In thousands)


CASH FLOWS FROM OPERATING ACTIVITES:

Net income ..............................................  $    850    $  1,437
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of premiums and accretion of discounts
   on investment and mortgage-backed securities, net ....        27          41
  Net realized securities gain ..........................       (15)          0
  Provision (credit) for losses on loans ................        20          33
  Proceeds from mortgage loan sales .....................     4,562       3,786
  Mortgage loans originated for resale ..................    (4,182)     (4,283)
  Net gain on sales of mortgage loans ...................       (43)        (42)
  Loss on foreclosed real estate ........................         0           0
  Depreciation expense ..................................       175         125
  Deferred income taxes .................................        58          73
  (Increase) decrease in accrued interest receivable ....      (257)       (192)
  Increase (decrease) in accrued interest payable .......       (27)         (7)
  Increase (decrease) in income taxes payable ...........      (489)        197
  Increase (decrease) in other assets & other liabilities     1,579         341
                                                           --------    --------
     Net cash flows provided by operating activities ....  $  2,258    $  1,509
                                                           --------    --------



CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest bearing deposits ....    11,225      10,874
Proceeds from the sale of securities available  for sale      4,416           0
Proceeds from maturities of securities available for sale         0       3,950
Purchases of securities available for sale ..............    (3,500)          0
Proceeds from maturities of securities held to  maturity     13,100       5,798
Purchases of securities held to maturity ................   (30,080)    (12,492)
Principal collected on securities available for sale ....     2,064           0
Principal collected on securities held to maturity ......     2,100       3,320
Loan originations and principal payments on loans, net ..   (17,390)     (8,463)
Proceeds from sale of foreclosed real estate ............         0         102
Net increase in premises and equipment ..................      (477)       (833)
                                                           --------    --------
  Net cash flows used by investing activities ...........  $(18,542)   $  2,256
                                                           --------    --------

               CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Unaudited)

                                                         1996       1995
                                                         ----       ----

                                                         (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand accounts
   and savings accounts ...........................   $  1,036    $(15,699)
Net increase (decrease) in certificates of deposits     15,813       2,957
Repayment of advances from Federal Home Loan bank .    (11,099)    (17,282)
Advances from Federal Home Loan bank ..............      9,000      16,780
Net increase (decrease) in repurchase borrowings ..      2,420           0
Sale of stock .....................................          0       9,574
Cash received on merger of mutual holding company
 with Bank ........................................          6           0
Dividends paid ....................................       (775)       (211)
                                                      --------    --------
  Net cash flows provided by financing activities .     16,401      (3,881)
                                                      --------    --------

Net increase ( decrease) in cash and due from banks        117        (116)

Cash and due from banks at beginning of period ....      2,943       3,344
                                                      --------    --------

Cash and due from banks at end of period ..........   $  3,060    $  3,228
                                                      ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash payment for:
      Interest .......................................   $6,244   $5,449
      Income taxes ...................................   $  878   $  659

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

  Proceeds from sales of foreclosed real estate
     financed through loans ..........................   $    0   $    0

  Transfers from loans to real estate acquired
     through  foreclosure ............................   $   65   $    0

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

2.    PRINCIPLES OF CONSOLIDATION

         The Consolidated Financial Statement data presented for the current year and at December 31, 1995 include the accounts of Community Bank Shares of Indiana, Inc., its subsidiaries, Community Bank of Southern Indiana and Heritage Bank of Southern Indiana, and First Community Service Corp., a wholly owned subsidiary of Community Bank of Southern Indiana. All material intercompany balances and transactions have been eliminated.

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

4.    FORMATION OF HERITAGE BANK OF SOUTHERN INDIANA

         On January 3, 1996, the Company capitalized Heritage Bank of Southern Indiana (Heritage) as a state chartered commercial bank with an initial investment of $4,150,000. Heritage began operations as of January 8, 1996 providing full service banking through it's office located in Jeffersonville, Indiana.

5.    EARNINGS PER SHARE

         The calculation for weighed average number of shares outstanding for the three and nine month periods ended September 30, 1996 is as follows:
                                      # of
  DATES OUTSTANDING        DAYS      SHARES   (DAYS x SHARES)
  -----------------        ----      ------   ---------------

7/01/1996 - 9/30/1996       92     1,983,722    182,502,424
1/01/1996 - 9/30/1996      274     1,983,722    543,539,828

         Weighted average shares outstanding for the three month period ended September 30, 1996 are 1,983,722, (182,502,424 shares divided by 92 days). Pro forma earnings per share for the three month period ended September 30, 1996 is
(6) cents per share. (See note 7)

         Weighted average shares outstanding for the nine month period ended September 30, 1996 are 1,983,720, (543,539,828 shares divided by 274 days). Pro forma earnings per share for the nine month period ended September 30, 1996 is 43 cents per share. (See note 7)


6.     REGULATORY CAPITAL REQUIREMENTS

         The Company's subsidiary banks are required by federal regulations to maintain minimum amounts of capital. At September 30, 1996, each of the Company's subsidiary banks had capital which substantially exceeded each of the regulatory capital requirements.

7.     SAIF INSURANCE ASSESSMENT

         On September 30, 1996 President Clinton signed the Omnibus Appropriations Bill into law. This legislation included the Savings Association Insurance Fund (SAIF) regulatory relief package. All SAIF insured institutions were required to record a one time special assessment charge to earnings. The special assessment rate was 65.7 basis points applied against an institution's March 31, 1995 SAIF assessment base. Community Bank, a subsidiary of Community Bank Shares, is a SAIF insured institution. Accordingly, Community Bank recorded a one time special SAIF assessment charge to earnings of $1.1 million in the third quarter of 1996.

8.     RECLASSIFICATIONS

         Certain amounts have been reclassified in the previous year's financial statements to conform with the current year's classifications.

                                 PART I - ITEM 2

                            MANAGEMENT DISCUSSION AND
                     ANALYSIS OF CONSOLIDATED STATEMENTS OF
                       FINANCIAL CONDITION AND OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC



FINANCIAL CONDITION

         Total assets of $234.6 million increased $18.9 million or 8.7% over the December 31, 1995 ending balance of $215.7 million. The Company reduced liquidity by lowering the interest bearing deposits with banks from $14.4 million at December 31, 1995 to $3.1 million at September 30, 1996. This $11.2 million, in addition to funds from the sale of securities and the asset growth of $17.6 million was used to fund the growth of approximately $16.9 million in other debt securities in the held to maturity portfolio and an increase of $17.2 million in loans receivable. Total deposits increased $16.8 million or 10.0% primarily reflecting the success of deposit acquisition by the newly capitalized affiliate Heritage Bank of Southern Indiana. At September 30, 1996, Heritage had accumulated total deposits of $21.2 million.

CAPITAL

         The Holding Company's total equity was $25.4 million as of September 30, 1996. The equity position increased $113,000 during the nine month period ended September 30, 1996 due primarily to increases from net income less dividends paid to shareholders.

LIQUIDITY

         The Company's primary sources of funds are deposits; principal and interest payments on loans and mortgage-backed securities; proceeds from maturing debt securities; advances from the FHLB and sale of stock. Regulations require that each of the Company's subsidiary's maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For September 1996 each of the Company's subsidiaries was in compliance with the established liquidity ratios.

RESULTS OF OPERATIONS

         The Holding Company recorded a net loss for the three month period ending September 30, 1996 totaling $124,000, compared to net income of $460,000 for the three months ended September 30, 1995. As stated in note 7 to the financial statements, Community Bank, a SAIF insured subsidiary of the Holding Company, incurred a one time special SAIF assessment of $1.1 million in the third quarter of 1996 resulting in a third quarter net loss. Third quarter pretax income for the Holding Company without the special SAIF assessment would have been $920,000 as compared to $765,000 pretax income for the third quarter ended 1995, an increase of $155,000 or 20.3%.

          Net interest income increased by $297,000 or 20.8% for the quarter ended September 30, 1996 when measured against the same quarter in 1995. This expansion reflected a growth in total interest income of $625,000 or 17.8%. The growth in interest income came primarily from three areas: (1) commercial and consumer loan interest increased $232,000 or 80.8% due primarily to a $10.2 million increase in average balances of commercial loans for the quarter ended September 30, 1996 compared to the same quarter last year; (2) interest on other debt securities grew $420,000 or 84.2% due to a $22.6 million increase in average balances of other debt securities for the third quarter of 1996 compared to the third quarter of 1995, and (3) mortgage loan interest increased $117,000 or 5.8%. Interest income from mortgage backed securities decreased $110,000 or 18.6% due to average balances of mortgage backed securities declining $6.4 million through sales of securities and principal repayments for the three previously mentioned quarters.

         Interest expense, the other component of net interest income, also reflected an increase totaling $328,000 or 15.7%. Interest on deposits, which comprised 89.4% of total interest expense, rose $262,000 or 13.8%. The increase in interest expense is primarily due to an average growth in deposits of $24.8 million during the quarter. The deposit growth was primarily attributable to funds acquisition at the new affiliate, Heritage Bank of Southern Indiana.

         During the three month period ended September 30, 1996 an addition of $8,000 was made to the general loan loss reserve. In conjunction with the findings of the internal asset review committee, the provision for loan losses is based on the subsidiary Banks' past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible losses.

          Net non interest expense increased $1.2 million, from ($656,000) in the third quarter of 1995 to ($1.9 million) in the same period in 1996. Non interest income increased $38,000 or 12.0% for the three month period ended September 30, 1996. Two areas of non-interest income were responsible for the net growth in this area. Annuity income rose $29,000 in the three month period ended September 30, 1996 reflecting increased sales produced by Heritage Bank's ancillary financial products division. Deposit account service charges increased $14,000 reflecting an increase in transaction account related deposit balances.

          Non interest expense grew $1.3 million or 134.1% for the three month period ended September 30, 1996 as compared to the three month period ended September 30, 1995. Deposit insurance premiums increased $1.1 million reflecting the previously mentioned special SAIF assessment. Compensation and benefit expense, grew $139,000 or 26.6%. The majority of the growth in compensation and benefits was due to the addition of the Heritage Bank affiliate. Increases in occupancy and equipment of $24,000 or 36.7% were due to increases related to additional depreciation for the new office building and equipment of Heritage Bank as well as additional utility expenses. In 1996 the Holding Company began to outsource the repair and maintenance expense on data processing equipment which also added to the increase in occupancy expenses, although data processing related compensation expense declined with the reduction of staff for this area. Data processing expense increases of $17,000 or 21.3% were also related primarily to the addition of Heritage Bank. Net loss before income taxes in the third quarter of 1996 was ($203,000) reflecting the effect of the special SAIF assessment. After federal and state tax credits of ($79,000) were applied, the Bank showed a third quarter of 1996 after tax loss of ($124,000).

         Net income for the nine month period ended September 30, 1996 was $850,000 as compared to net income of $1.4 million for the nine month period ended September 30, 1995.

         Net interest income after the provision for loan losses for the first three quarters of 1996, as compared to the first three quarters of 1995 increased $654,000 or 15.3%. Total interest income for the nine month period ended September 30, 1996 increased $1.6 million or 15.1%, while interest expense increased $930,000 or 15.3%. These increases are reflective of the commercial loan and debt security interest income increases, and deposit expense increases discussed in the third quarter comparisons.

         The increase in non-interest income of $234,000 or 27.3% includes a $151,000 increase in ancillary financial products commission income and a $53,000 increase in deposit fees reflecting the increases mentioned in the third quarter comparisons. The increase in non interest expense of $1.8 million or 65.3% is also reflective of the same category increases as described in the third quarter comparisons, with the special SAIF assessment of 1.1 million amounting to 61.1% of the total increase in non interest expense.

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

Item 2.   Changes in Securities

         No material changes in the types of securities purchased in the third quarter were exhibited.

Item 3.   Defaults upon Senior Securities

         No defaults on senior securities occurred.

Item 4.   Submission of Matters to a vote of Security Holders

         No matters were brought to the Security Holders for a vote.

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
                                       OF INDIANA, INC.
                                     (Registrant)



Dated    November 13, 1996           BY:     /s/   Robert E. Yates
--------------------------           -------------------------------
                                           Robert E. Yates,
                                           President and CEO


Dated    November 13, 1996           BY:    /s/   James M. Stutsman
--------------------------           -------------------------------
                                           James M. Stutsman,
                                           Chief Financial Officer