Form 10-K
period 1996-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 1997-04-01
CIK 933590

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                          Act of 1934 [FEE REQUIRED]

                 For the Fiscal Year Ended December 31, 1996
                                      OR
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                    Exchange Act of 1934 [NO FEE REQUIRED]

           For the transition period from ____________ to _________

                         Commission File No. 0-25766

                    Community Bank Shares of Indiana, Inc.
            (Exact Name of Registrant as Specified in its Charter)

                                  United States 35-1938254
                  (State or Other Jurisdiction of I.R.S. Employer
                Incorporation or Organization) Identification Number

                   202 East Spring Street, New Albany, Indiana 47150 (Address of Principal Executive Offices) Zip Code

      Registrant's telephone number, including area code: (812)944-2224

         Securities Registered pursuant to Section 12(b) of the Act:

                                     None

         Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.10 per share
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO_.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K, [ ].

As of March 14, 1997, there were issued and outstanding 1,983,722 shares of the Registrant's Common Stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the asked price of $14.50 per share of such stock as of March 14, 1997, was approximately $22.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)


                     DOCUMENTS INCORPORATED BY REFERENCE


Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 1996.

Part III of Form 10-K - Proxy Statement for the 1995 Annual Meeting of Stockholders.

                                    PART I

ITEM 1.  BUSINESS

General

      Community Bank Shares of Indiana, Inc. (the Company) is a bank holding company of Community Bank of Southern Indiana, (Community) and Heritage Bank of Southern Indiana, (Heritage) two wholly -owned subsidiaries. Community and Heritage are state chartered stock commercial banks headquartered in New Albany, Indiana and Jeffersonville, Indiana, respectively. Community and Heritage are regulated by the Indiana Department of Financial Institutions and the Federal Deposit of Insurance Corporation.

      Community was founded in 1934 as a federal mutual savings and loan association. Community converted to a federal mutual savings bank in 1989, and became a federal stock savings bank on May 1, 1991. On December 2, 1996 Community converted from a federal stock savings bank to a state chartered stock commercial bank. Community's deposits have been federally insured since 1934 by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation, and Community has been a member of the Federal Home Loan Bank System since 1934.

      On January 3, 1996, the Company capitalized Heritage Bank of Southern Indiana, a newly organized state chartered commercial bank, for a total investment of $4,150,000. Heritage began operations as of January 8, 1996 and provides a variety of banking services to individuals and business customers through its office in Jeffersonville, Indiana.

      The Company had total assets of $237.6 million, total deposits of $176.6 million, and stockholders' equity of $26.1 million as of December 31, 1996. The Company's principal executive office is located at 202 East Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

      The Company's two subsidiaries are community oriented financial institutions offering a variety of financial services to their local community. The subsidiaries are engaged primarily in the business of attracting deposits from the general public and using such funds to originate mortgage loans for the purchase of single-family homes in Floyd and Clark Counties, Indiana, and in surrounding communities. The subsidiaries primary lending activity involves the origination of 15 and 30-year fixed-rate and adjustable-rate mortgage ("ARM") loans secured by single family residential real estate. Fixed-rate mortgage loans are originated primarily for sale in the secondary market, while ARM loans are retained in the subsidiary's portfolio. To a lesser extent, the subsidiaries makes home equity loans secured by the borrower's principal residence and other types of consumer loans such as auto loans.

      Although Community holds a small amount of multi-family residential and commercial real estate loans in its portfolio, the Company does not emphasize the origination of such loans. The Company's affiliates make secured and unsecured business loans to local businesses and professional organizations. In addition, the Company invests in mortgage-backed securities issued or guaranteed by GNMA, FNMA, or FHLMC, and in securities issued by the United States Government and agencies thereof.

      THE CONVERSION AND REORGANIZATION

      On October 18, 1994, the Boards of Directors of the Community Savings Bank, FSB (predecessor to Community Bank of Southern Indiana) and Community Bank Shares, M.H.C. (the MHC), the predecessor to Community Bank Shares of Indiana, Inc., adopted a Plan of Conversion and Agreement and Plan of
Reorganization (the Plan).   Pursuant to the Plan, (i) the MHC, which owned
approximately 51 percent of Community, converted from mutual to stock form and simultaneously merged with and into Community, with Community being the surviving entity; (ii) the Bank then merged into an interim savings bank formed as a wholly-owned subsidiary of Community Bank Shares of Indiana, Inc. (the Company), a newly organized Indiana corporation, with Community being the surviving entity; and (iii) the outstanding shares of Community common stock (other than those held by the MHC, which were canceled) were converted into shares of common stock of the Company. Pursuant to the Plan, the Company then sold additional shares equal to approximately 51 percent of the common shares of the Company.

      Shares of the Company's common stock were offered in a subscription offering in descending order of priority to eligible account holders, tax-qualified employee stock benefit plans, supplemental eligible account holders, other members, directors, officers and employees and public stockholders.

      On April 7, 1995, Community Bank Shares of Indiana, Inc. (the Company) was formally established. The Company received proceeds from the sale of stock, net of conversion expenses, of $9.5 million. Community received a capital distribution from the Company equal to 50% of the net proceeds or $4.8 million.

Business Strategy

      The Company's current business strategy is to operate well capitalized, profitable and independent community banks with a significant presence in their primary market areas. The Company has sought to implement this strategy in recent years by: (1) emphasizing the origination of residential mortgage loans, small to medium size commercial business loans, and consumer loans in the Company's primary market area; (2) maintaining a conservative interest rate risk exposure profile; (3) controlling operating expense; and (4) broadening the scope of services offered to its customers.

      The success of the current business strategy is reflected in the consistent increases in capital and a retail growth strategy that has included upgrading two limited service offices to full service offices, opening two full service branch offices to attract retail customers and the formation of a de novo bank Heritage Bank of Southern Indiana which in addition to traditional banking services sells alternative financial products as well.

Market Area

      The Company's primary market area is the counties of Floyd, Clark and Harrison, which are located in Southern Indiana along the Ohio River. Clark and Floyd counties are two of the seven counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of one million. The population of the Company's primary market area
is approximately 185,000.   The Company's headquarters are in New Albany,
Indiana, a city of 45,000, which is located approximately three miles from the center of Louisville.

      The Company's business and operating results are significantly affected by the general economic conditions prevalent in its market area.

Lending Activities

      General. At December 31, 1996, the Company's net portfolio of loans receivable (including loans classified as held for sale) totaled $136.8 million, representing approximately 57.6% of the Company's total assets at that date. The principal lending activity of the Company is the origination of single-family residential loans. To a lesser extent the Company also originates residential construction loans and consumer loans (consisting primarily of home equity loans secured by the borrower's principal residence.) In addition, the Company also originates secured and unsecured commercial business loans to local business and professional organizations. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans.

      Since the early 1980's, the Company has worked to make its interest earning assets more interest rate sensitive by actively originating ARM loans, adjustable rate second mortgage loans and home equity loans, and short-term or adjustable consumer loans. Since the early 1990's, the Company has diligently increased the percentage of local commercial loan originations and outstandings.

      The Company continues to actively originate fixed-rate mortgage loans, generally with 15 to 30 year terms to maturity secured by one-to-four family residential properties. One-to-four family fixed-rate loans generally are originated for resale in the secondary mortgage market. The Company sells loans where servicing is retained and released on its mortgage loans with service fee income realized on those loans where servicing is retained.

      The Company also originates interim construction loans on one-to-four family residential properties, mortgage loans secured by multi-family residential properties, loans to small businesses and consumer loans for a variety of purposes, including home equity loans, home improvement loans and automobile loans.






Analysis of Loan Portfolio

      Set forth below is selected data relating to the composition of the
Company's loan portfolio by type of loan and type of security on the dates indicated.  The table does not include mortgage-backed securities as the
Company classifies such securities as investment securities.
Analysis of Loan Portfolio
                                                     At December 31
                               1996                    1995                  1994

                            ------------------------------------------------------------------

                                                 (Dollars in Thousands)

Conventional real estate
loans:
     Residential interim
        construction loans   $   3,184      2.33%    $  2,583     2.19%    $  3,921     3.63%
     Residential                89,097     65.11%      91,451    77.39%      91,502    84.63%
     Commercial real estate     16,954     12.39%       7,403     6.26%       4,192     3.88%
Commercial business loans(1)    20,191     14.76%      11,769     9.96%       4,663     4.31%

                            -----------  ---------   ---------  --------   ---------  --------
    Total real estate loans  $ 129,426     94.59%    $113,206    95.80%    $104,278    96.45%



Consumer Loans:
     Savings account loans         593      0.43%         458     0.39%         313     0.29%
     Equity lines of credit (2)  5,215      3.82%       4,045     3.42%       4,065     3.76%
     Automobile loans            1,344      0.98%       1,042     0.88%       1,145     1.06%
     Other(2)(3)                 2,167      1.58%       1,335     1.13%       1,129     1.04%
                            -----------  ---------   ---------  --------   ---------  --------
    Total consumer loans     $   9,319      6.81%    $  6,880     5.82%    $  6,652     6.15%


Less:
     Loans in process            1,245      0.91%       1,282     1.08%       2,220     2.05%
     Deferred loan origination fees         0.00%
      and costs, net                10      0.01%          34     0.03%          50     0.05%
     Allowance for loan losses     655      0.48%         600     0.51%         541     0.50%
                            -----------  ---------   ---------  --------   ---------  --------
         Total loans, net    $ 136,835    100.00%    $118,170   100.00%    $108,119   100.00%
                            ===========  =========   =========  ========   =========  ========





(1) Commercial business loans are made on both a secured and unsecured basis primarily to small businesses and professional organizations within the Company's primary market area. These loans are not secured by the borrower's real estate.
(2) Equity lines of credit and home improvement loans are secured by the principal residence of the borrower.
(3) Includes home improvement, education and unsecured personal loans.





Type of Security
                                                     At December 31
                               1996                  1995                  1994
                             ---------------------------------------------------------------
Type of Security                                 (Dollars in Thousands)
Residential real estate:
     1 to 4 family (1)       $ 88,777    64.88%    $ 89,718    75.92%    $ 90,835    84.01%

     Other dwelling units       3,504     2.56%       4,316     3.65%       4,588     4.24%
Commercial real estate         16,954    12.39%       7,403     6.26%       4,192     3.88%
Equity lines of credit          5,215     3.82%       4,045     3.42%       4,065     3.76%
Commercial business            20,191    14.76%      11,769     9.96%       4,663     4.31%
Savings accounts                  593     0.43%         458     0.39%         313     0.29%
Automobile loans                1,344     0.98%       1,042     0.88%       1,145     1.06%
Other (2)                       2,167     1.58%       1,335     1.13%       1,129     1.04%
                             ---------  --------   ---------   -------   ---------  --------
         Total               $138,745   101.40%    $120,086   101.62%    $110,930   102.60%


Less:
     Loans in process           1,245     0.91%       1,282     1.08%       2,220     2.05%
     Deferred loan origination fees       0.00%
       and costs, net              10     0.01%          34     0.03%          50     0.05%
     Allowance for loan losses    655     0.48%         600     0.51%         541     0.50%
                             ---------  --------   ---------   -------   ---------  --------
         Total loans, net    $136,835   100.00%    $118,170   100.00%    $108,119   100.00%
                             =========  ========   =========   =======   =========  ========




(1)  Includes construction loans converted to permanent loans.
(2) Includes unsecured personal loans, education loans and home improvement loans.







Related Party Transactions.

     The following table represents the indebtedness of certain directors, officers and their associates as of December 31, 1996.  Such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than normal risk of collectibility or present other unfavorable features.
                                                                        Loan Balance
                                                     Line of            Line of Credit
                                                   Credit/Loan
      Name                   Position                 Total              Disbursed
                                                    Available
------------------    -------------------------   -----------------  ----------------

J.  Robert Ellnor      Executive Vice President       $    194,056     $       69,056
Robert J. Koetter, Sr. Director                          2,413,433          2,319,537
Gary L. Libs           Director                          1,409,064          1,409,064
M. Diane Murphy        Senior Vice President               216,446            177,369
James W. Robinson      Director                            672,495            641,575
Timothy T. Shea        Director                            447,531            422,531
Kerry M. Stemler       Director                            817,495            302,513
James M. Stutsman      Senior Vice President               123,971            123,971
Robert E. Yates        President and CEO                   119,339             96,800
C. Thomas Young        Chairman of Board of Directors      348,577            292,218









Loan Maturity Schedule

     The following table sets forth certain information at December 31, 1996, regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are shown as being due in the period in which interest rates are next scheduled to adjust. Fixed rate loans are shown as being due in the period in which the contractual repayment is due.





                         Within    One           Three        Five     Ten through
                            one     through     through      through               Beyond
                           year    three       five years   ten years    twenty      twenty     Total
                                     years                                years       years
                         ------------------------------------------------------------------------------
  Real estate mortgages:

    Adjustable           $ 34,336   $ 16,487     $ 13,038   $  9,735   $       40  $       0  $ 73,636
    Fixed                   4,839      3,386        1,004        655       15,998     13,098    38,980

   Second mortgages           670        423          718          0            0         23     1,834

   Installment              1,078        992        1,155        880            0          0     4,104

   Commercial business
    financial and
    agricultural           12,811      3,471        2,481       1429            0          0    20,191
                         --------- ---------- ------------ ----------  ----------- ----------  --------

          Total          $ 53,734   $ 24,757     $ 18,396   $ 12,699     $ 16,038   $ 13,121  $138,745
                         ========= ========== ============ ==========  =========== ========== =========


      The following table sets forth the dollar amount of all loans due after December 31, 1996, which have fixed rates and have floating or adjustable interest rates.


                          Predetermined Floating or
                             rates       Adjustable      Total
                                           rates
                          ------------  ------------- ------------
Real estate mortgage        $  33,316      $  58,966    $  92,282
Commercial business loans      13,764         23,381       37,145
Consumer                        8,180          1,138        9,318
                          ------------  ------------- ------------
          Total             $  55,260      $  83,485    $ 138,745
                          ============  ============= ============




      Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company's primary market area. The majority of the Company's residential mortgage loans consist of loans secured by owner-occupied, single family residences. At December 31, 1996, the Company had $89.1 million, or 64.2 percent of its net loan portfolio, invested in loans secured by one-to-four family residences.

      The Company currently offers residential mortgage loans for terms up to 30 years, with adjustable or fixed interest rates. Origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, and loan products offered by the Company's competitors. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

      The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Company predictable cash flows as would long-term, fixed-rate loans. ARM loans, however, carry increased credit risk associated with potential higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during a period of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.

      The majority of the Company's fixed-rate loans are originated with the expectation that they will be resold in the secondary mortgage market. The Bank's fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

      The Company's ARM loans adjust annually with interest rate adjustment limitations of 2 percentage points per year and 6 percentage points over the life of the loan. The Company also makes ARM loans with interest rates that adjust every one, three or five years. The interest rate on ARM loans is based on the one-year, three-year or five-year U.S. Treasury Constant Maturity Index commensurate with the applicable like term mortgage plus 275 basis points. The Company's policy is to qualify borrowers for ARM loans based on the fully indexed rate of the ARM loan. That is, a borrower is qualified for an ARM loan by evaluating the borrower's ability to service the loan at an interest rate equal to the maximum annual rate increase added to the current index. ARM loans totaled $59.0 million, or 42.5 percent of the Bank's total loan portfolio at December 31, 1996.

      The Company has used different indices for its ARM loans such as the National Average Median Cost of Funds, the Sixth District Net Cost of Funds Monthly Index, the National Average Contract Rate for Previously Occupied Homes, the Average three year Treasury Bill Rate, and the Eleventh District Cost of Funds. Consequently, the adjustments in the Company's portfolio of ARM loans tend not to reflect any one particular change in any specific interest rate index, but general interest rate trends overall.

      Since 1988, the Company's policy has been to attempt to sell a majority of its fixed-rate single family residential loans in the secondary mortgage market, either through FHLMC or FNMA programs or other secondary sources. The Company's warehouse of unsold loans has ranged between $0 and $1,074,000 over the past twelve month period.

      The Company has limited its real estate loan originations to properties within its primary market area since 1988. However, during the five year period through 1988, the Company purchased at par approximately $45 million of one-to-four family residential loans from its wholly owned service corporation subsidiary, First Community Service Corp. (the "Service Corporation"). The Service Corporation operated loan production offices in Port St. Lucie, Naples, and West Palm Beach, Florida and Louisville, Kentucky. The offices originated primarily one-year ARM loans with 30 year terms, and to a lesser extent, one-year ARM loans with 15 year terms. During this same period, the Company purchased for its portfolio approximately $15.0 million of one-to-four family mortgage loans in several packages from various savings associations and mortgages companies. The mortgages purchased were predominantly ARM loans with annual rate adjustments. These purchased loans, both from the Service Corporation and from outside sources, accounted for the majority of the Company's variable rate, one-to-four family residential mortgage loans from 1983 through 1988.

      Concentration on lending exclusively in the Company's primary market area, and increasing both its portfolio of investment securities and increasing the Company's commercial and consumer loan portfolio has caused the Company's loan portfolio of residential loans to decline from $116.7 million at December 31, 1989, to $92.3 million at December 31, 1996.

      Regulations limit the amount that a bank may lend via conforming loans qualifying for sale in the secondary market in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 95 percent for residential property and from 65 to 90 percent for all other real estate related loans. The Company's lending policies, however, generally limit the maximum loan-to-value ratio on both fixed-rate and ARM loans to 80 percent of the lesser of the appraised value or the purchase price of the property to serve as security for the loan, unless insured by a private mortgage insurer.

      The Company occasionally makes real estate loans with loan-to-value ratios in excess of 80 percent. For real estate loans with loan-to-value ratios of between 80 and 90 percent, the Company requires the first 20 percent of the loan to be covered by private mortgage insurance. For real estate loans with loan-to-value ratios of between 90 percent and 95 percent, the Company requires private mortgage insurance to cover the first 25 to 30 percent of the loan amount. The Company requires fire and casualty insurance, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Company.

     Construction Loans. The Company originates loans to finance the construction of owner-occupied residential property. At December 31, 1996, the Company had $ 3.2 million or 2.3 percent of its total gross loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals for the purpose of constructing a personal residence or to local real estate builders and developers. Construction loans generally are made with either adjustable or fixed-rate terms of up to six months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Company at the end of the construction period or upon receiving permanent financing from another financial institution.

      Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $17.0 million, or 12.4 percent, of the Company's total net loan portfolio at December 31, 1996. The Company's permanent commercial real estate loans are secured by improved property such as offices, small business facilities, apartment buildings, nursing homes, warehouses and other non-residential buildings, most of which are located in the Company's primary market area and most of which are to be used or occupied by the borrowers. Commercial real estate loans have been offered at adjustable interest rates for adjustment periods of up to 5 years. The Company continues to selectively originate commercial real estate loans, commercial real estate construction loans and land loans.

      Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentrations of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. Currently, the Company does not emphasize the origination of multi-family residential or commercial real estate loans. In addition, the Company imposes stringent loan-to-value ratios, requires conservative debt coverage ratios, and continually monitors the operation and physical condition of the collateral.

      Commercial Business Loans. The Company also originates non-real estate related business loans to local small businesses and professional organizations. Commercial business loans accounted for approximately $20.2 million or 14.8 percent of the Company's loan portfolio of December 31, 1996. Most commercial business loans have variable rates which adjust quarterly, semiannually or annually with the New York prime rate as reported in the Wall Street Journal, ranging from 0 to 3.0 percentage points above this index.

      The Company intends to increase its origination of commercial business loans. Such loans generally have shorter terms and higher interest rates than mortgage loans. However, commercial business loans also involve a higher level of credit risk because of the type and nature of the collateral.

     Consumer Loans. As of December 31, 1996, consumer loans totaled $9.3 million or 6.8 percent of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are equity lines of credit, auto loans, home improvement loans, and loans secured by deposit accounts. Equity lines of credit are made at rates which adjust every six months and are indexed to the prime rate of New York banks. Some consumer loans are offered on a fixed-rate basis depending upon the borrower's preference. The Company's equity lines of credit are generally secured by the borrower's principal residence and a personal guarantee. At December 31, 1996, equity lines of credit totaled $ 5.2 million, or 56.0 percent of consumer loans.

      The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Credit worthiness of the applicant is of primary consideration, however, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

      Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan sales staff, real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is made to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Company. A loan application file is first reviewed by the Company's loan department and then, depending on the amount of the loan, is submitted for approval to a loan committee consisting of at least two senior officers of the Company, or their designee, and subsequently ratified by the full Board of Directors. One-to-four family residential mortgage loans with principal balances in excess of $500,000 and multi-family and commercial real estate loans with principal balances in excess of $500,000 must be submitted by the loan department directly to the Executive Loan Committee of the Board of Directors for approval. Once the Board of Directors ratifies or approves a loan, a loan commitment is promptly issued to the borrower.

      If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property serving as collateral and must be maintained during the full term of the loan. Title insurance or an attorney's opinion based on a title search of the property is required on all loans secured by real property.

      Loan Originations, Purchases and Sales. Approximately 96.0 percent of all loans in the Company's portfolio at December 31, 1996 were originated by the Company. The Company no longer purchases loans originated by others. The following table sets forth the Company's gross loan originations and loans sold for the periods indicated.

                                      Years Ended December 31,
                                     --------------------------

                                       1996     1995      1994
Loans originated:
    Interim Construction loans       $  4,612 $ 4,688  $ 7,776
    Residential                        16,231  16,814   21,611
    Commercial real estate             16,070   5,118    2,118
    Consumer loans                      6,796   2,602    2,038
    Commercial business loans           6,471  17,031   17,206
                                     ==========================
         Total loans originated      $ 50,180 $46,253  $50,749
                                     ==========================

Loans sold:
    Whole loans                       $ 8,290 $ 5,743  $ 5,847
                                     ==========================


      Loan Commitments. The Company issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked-in. If a loan is not scheduled to close immediately after approval the Company charges a fee for a loan commitment based on a percentage of the loan amount. The loan commitment fee is credited towards the closing costs of the loan if the borrower receives the loan from the Company. If the borrower chooses to receive the loan from another institution, the commitment fee is forfeited by the potential borrower. At December 31, 1996, the Company had commitments to originate loans of $3.1 million, as well as commitments to fund the undisbursed portion of construction loans in process of $1.2 million.

      Loan Origination and Other Fees. In addition to interest earned on loans, the Company generally receives loan origination fees. The Financial Accounting Standards Board ("FASB") in December 1986 issued SFAS No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS No. 91 are recognized into income immediately upon the sale of the related loan. At December 31, 1996, the Company had $ 10,212 of net deferred loan fees and costs.

      In addition to loan origination fees, the Company also receives other fees and service charges which consist primarily of late charges and loan servicing fees on loans sold. The Company recognized loan servicing fees on loans sold and late charges of $205,453, $211,122, and $213,053 for the years ended December 31, 1996, 1995 and 1994, respectively.

      Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

      Loans to One Borrower. Under FIRREA, current regulations limit loans to one borrower in an amount equal to 15 percent of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10 percent of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Under FIRREA, the Company's subsidiaries maximum loan to one borrower limit was approximately $ 3.2 million and $ 621,000 at December 31, 1996, for Community Bank and Heritage Bank,
respectively.   The Company's subsidiaries are in compliance with the
loans-to-one borrower limitations.

      Delinquencies. The Company's collection procedures provide that when a loan is 15 days past due, a late charge is added and the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. Additional late charges may be added and, if the loan continues in a delinquent status for 90 days or more, the Company generally initiates foreclosure proceedings.

      Non-Performing Assets and Asset Classification. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential and commercial mortgage loans are placed on non-accrual status generally when either principal or interest is 90 days or more past due and management considers the interest uncollectible or when the Company commences foreclosure proceedings. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

      Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value, less cost to sell. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value. At December 31, 1996, the Company owned approximately $101,000 of property acquired as the result of foreclosure or by deed in lieu or foreclosure.



      The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated. At December 31, 1996, the Company had no restructured loans within the meaning of SFAS No.
15 and no impaired loans within the meaning of SFAS No.114. It is the Company's policy to generally not accrue interest on loans delinquent more than 90 days.
                                               At December 31,
                                               (In thousands)

                              1996       1995       1994       1993       1992
Loans accounted for on a
non-accrual basis:
 Residential mortgage loans  $   207    $    27     $  576     $  771     $  586
 Commercial real  estate
 Consumer                                                2                     2
                             ========   ========   ========   ========   ========
        Total                 $  207    $    27     $  578     $  771     $  588
                             ========   ========   ========   ========   ========


Percentage of total loans      0.15%      0.02%      0.09%      0.78%      0.64%
Foreclosed real estate(1)     $  101    $     -     $  102     $3,213     $3,623
                             ========   ========   ========   ========   ========


(1) Represents the book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. Foreclosed real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at the lower of its fair value less estimated cost to sell or cost.


      The following is a summary of gross interest income that would have been recorded if all loans accounted for on a non-accrual basis were current in accordance with their original terms and gross interest income that was actually recorded during the periods.

                                           Year Ended December 31,
                                               (In thousands)

                                          1996       1995       1994

Gross interest income that
would have been recorded if all non-accrual
loans were on a current basis           $    13    $    10    $    39

                                        ========   ========   ========
Gross interest income actually recorded $     2    $     5    $    29
                                        ========   ========   ========





      The following table sets forth information with respect to the Banks' delinquent loans at December 31, 1996:

                                      At December 31,    Number of
                                      1996               loans
                                      ------------------ -------------
                                       (In thousands)
Residential real
estate:
     Loans (30 to 89 days
     delinquent)                          $         603            10
     Loans more than 90 days
     delinquent                                     377             5
Commercial real estate loans:
     (30 days or more
     delinquent)                                     85             4
Consumer loans (30 to 89 days
delinquent)                                           4             2
                                      ================== =============
             Total                        $       1,069            21
                                      ================== =============


     Classified Assets. Loans and other assets such as debt and equity securities considered to be of lesser quality are classified as "substandard" or "impaired" assets. A loan or other asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor and by the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. For debt and equity securities, permanent impairments in value are recognized by a write-down of the security to fair value with a corresponding charge to other income.

      On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" which requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or if expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as impaired by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a monthly basis to consider changes due to the passage of time or revised estimates. Assets that do not expose the Banks to risk sufficient to warrant classification in one of the aforementioned categories, but which poses some weaknesses, are required to be designated "special mention" by management.

      An insured institution is required to establish and maintain an allowance for loan losses at a level that is adequate to absorb estimated credit losses associated with the loan portfolio, including binding commitments to lend. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. When an insured institution classifies problem assets as "loss," it is required either to establish an allowance for losses equal to 100% of the amount of the assets, or charge off the classified asset. The amount of its valuation allowances is subject to review by the FDIC which can order the establishment of additional general loss allowances. The Banks regularly review the loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

      At December 31, 1996, the Banks had $100,800 classified as special mention assets and $594,848 classified as substandard assets. The Bank did not have any assets classified as impaired at December 31, 1996.


     Allowance for Loan Losses. Management's policy is to provide for estimated losses in the Banks' loan portfolio based on management's The allowance for loan losses is maintained at a level believed adequate by management to absorb credit losses inherent in the portfolio. Such evaluation, which includes a review of all loans for which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair market value of the underlying collateral, past loss experience, volume, growth, and composition of the portfolio. During 1994 the Company credited $70,000 to the provision for losses on loans. In 1996 and 1995 the Company charged approximately $67,000 and $58,000, respectively, to the provision for losses on loans. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.




      Analysis of the Allowance For Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated.

                                   At December 31,
                              1996       1995       1994
                                    (In thousands)
Total loans outstanding     $136,835   $120,086   $110,930
Average loans outstanding    128,034    116,279    101,735
Allowance balance
   (at beginning of period) $    600   $    541   $    611
Provision (credit)
   Residential                     7          6        (7)
   Commercial                     17         15       (18)
   Consumer                       43         37       (44)
Recoveries (charge offs), net
   Residential                   (4)          1        (1)
   Commercial                      -          -          -
   Consumer                       16          -          -
   Allowance balance        ---------  ---------  ---------
   (at end of period)       $    655   $    600   $    541
                            =========  =========  =========


Allowance for loans
 losses as a percent of
 total loans outstanding         .48%      0.50%      0.49%
Net loans charged off
 as a percent of average
   loans outstanding             .01%      0.00%      0.00%





      The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis.
The allocation to the allowance by category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.


                                     At December 31,
                   1996               1995               1994
                                     (in thousands)

Residential loans $   197    30.0%    $   60    10.0%   $    54   10.0%
Commercial loans      393    60.0%       150    25.0%       135   25.0%
Consumer loans         65    10.0%       390    65.0%       352   65.0%
                  =================  ================= =================
          Total   $   655   100.0%    $  600   100.0%   $   541  100.0%
                  =================  ================= =================





Investment Activities

      In recent years, the Bank has sought to increase the percentage of its assets invested in securities issued or guaranteed by the U.S. Government or an agency thereof. The emphasis on the Bank's investment portfolio has been to (i) improve the Bank's interest rate sensitivity by reducing the average term to maturity of the Bank's assets, (ii) improve liquidity, and
(iii) effectively reinvest excess funds. The Bank's mortgage-backed securities consist primarily of FHLMC and FNMA REMICs and FHLMC, FNMA, and GNMA certificates. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them. However, mortgage-backed securities are subject to interest rate and prepayment risk.

      The Banks' investment securities portfolio is managed by the President and Chief Executive Officer of the Banks in accordance with a comprehensive investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Board of Directors on an annual basis. The management of the investment securities portfolio is set in accordance with strategies developed by the Banks' Asset and Liability Committee. The Banks' investment securities currently consist primarily of U.S. agency and government securities.

      Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Banks' loan origination and other activities.


========================
Securities Analysis
========================
    The following  table sets forth the  securities  portfolio as of December 31 for the years indicated.

                                                   1996                             1995
                                        ---------------------------        -------------------------
                                          Fair   Amortized Percent of       Fair   Amortize Percent of
                                         Value     Cost    Portfolio        Value    Cost    Portfolio
Securities Held to
Maturity (1)
Debt
securities:
    U.S. Government:
       Due in one year or less                                             $   999  $ 1,000      1.34%
       Due after one year through five years
    Federal Agency:
       Due in one year or less          $  4,985  $  5,000   5.96%             499     500      0.67%
       Due after one year through five
       years                            $ 16,873  $ 16,000  19.08%          24,845  25,098     33.54%
       Due after five years through
       ten years                        $ 26,883  $ 27,197  32.43%           8,743   8,687     11.61%
       Due after one year through five years
       Due after ten years              $  4,419  $  4,500   5.37%           2,023   2,001      2.67%
    Municipal
       Due after five years through
       ten years                        $    626  $    637   0.76%             628     639      0.85%
       Due after ten years              $  2,060  $  2,012   2.40%             530     518      0.69%
Mortgage backed securities (3)          $ 24,689  $ 24,724  29.49%         $27,517 $27,522     36.79%

                                        ===========================        =========================
       Total securities held
       to maturity                      $ 80,535  $ 80,070  95.49%         $65,784 $65,965     88.16%
                                        ===========================        =========================
Nonmarketable equity securities
    FHLB stock                          $  1,250  $  1,250   1.49%         $ 1,231 $ 1,231      1.64%
                                        ---------------------------        -------------------------
Securities available for sale(2)
Debt securities:
Federal Agency:
Due in one year or less                                                    $   251 $   250      0.33%
Due after one year through five years   $  1,502  $ 1,500    0.33%
Due after five years through ten years
Due after ten years
Mortgage backed securities (3)          $  1,029  $ 1,034    1.23%         $ 7,488 $ 7,388      9.87%
                                        ===========================        =========================
   Total securities available for sale  $  2,539  $ 2,534    3.02%         $ 7,739 $ 7,638     10.20%
                                        ===========================        =========================


(1) Securities held to maturity are carried at amortized cost.

(2) Securities available for sale are carried at fair value at December 31, 1996. Effective January 1, 1994, the Company adopted Financial Accounting Standards Board ("FASB") No. 115. See note 1 of Notes to Consolidated Financial Statements included in the Annual Report for a discussion of FASB
     115. Prior to that date, Securities available for sale were carried at the lower of amortized cost or fair value.

(3) The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

Sources of Funds

      General. The major source of funds for the Company are dividends from its subsidiaries, the Banks, which are limited by FDIC regulations. See "Limitations of Capital Distributions." The following discusses the sources of funds for the Banks. Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, the Banks derive funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and advances from the FHLB of Indianapolis. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

      Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposit, term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more) and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Banks regularly evaluate the internal cost of funds, survey rates offered by competing institutions, review cash flow requirements for lending and liquidity, assess the interest rate risk position, and execute rate changes when deemed appropriate. The Banks do not obtain funds through brokers, nor do they actively solicit funds outside their primary market area.

      Jumbo certificates of deposit with principal amounts of $100,000 or more constituted $25.7 million, or 14.5 percent of the Company's total deposit portfolio at December 31, 1996. Jumbo deposits include deposits from various business entities, individuals and local governments and authorities. Jumbo deposits make the Banks susceptible to large deposit withdrawals if one or more depositors withdraw deposits. Such withdrawals may adversely impact the Banks' cost of funds, liquidity and funds available for lending. However, as part of the Banks' asset/liability management strategy, each entity and the Company as a whole attempts to reduce this risk by matching the maturities of its jumbo deposits with the maturities or repricing intervals of a similar amount of assets such as investment securities or mortgage-backed securities. At December 31, 1996, the Bank had a deposit of public funds in the amount of $5.0 million.



     Deposit Flow The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company's affiliate Banks at the dates indicated.



                              Balance    % of   Increase         Balance   % of   Increase
                                 at                                at
                              12/31/96 Deposits(Decrease)       12/31/95 Deposits(Decrease)

Checking accounts             $ 31,352   17.8% $ 10,397         $ 20,955   12.5%  $ (821)
Jumbo certificates              25,670   14.5%    6,496           19,174   11.4%    (365)
Passbook and regular savings    32,666   18.5% (13,863)           46,529   27.7% (12,207)
One-to-twelve month money
    market certificates         31,489   17.8%    2,435           29,054   17.3%    5,616
12 to 60 month certificates     45,327   25.7%    2,716           42,611   25.3%      872
IRA certificate accounts        10,120    5.7%      352            9,768    5.8%    1,067
                              ==========================        ==========================
    Total                     $176,624  100.0% $  8,533         $168,091  100.0%  $(5,838)
                              ==========================        ==========================



                              Balance   % of   Increase
                                 at
                              12/31/94 Deposits(Decrease)

Checking accounts             $ 21,776   12.5%  $ 6,198
Jumbo certificates              19,539   11.2%    6,757
Passbook and regular savings    58,736   33.8%    6,063
One-to-twelve month money
    market certificates         23,438   13.4%    2,365
12 to 60 month certificates     41,739   24.1%    (346)
IRA certificate accounts         8,701    5.0%    (914)
                              ==========================
    Total                     $173,929  100.0%  $20,123
                              ==========================




Deposits


     Consolidated   deposits  of  the  Banks  as  of  December  31,  1996,  were represented by the various types of savings programs described below.


     Weighted
      Average                                                                Percentage
     Interest        Minimum                           Minimum               of Total
       Rate           Term              Category       Amount     Balance     Savings
                                                                (in
                                                                thousands)
                                   Non-interest bearing
        --            None           checking accounts     250   $   13,803       7.8%
                                   Interest bearing
       2.78%          None           checking accounts     500       17,549       9.9%
                                   Passbook and
       3.16%          None           statement accounts    250       31,956      18.1%
       3.00%          None         IRA Passbook accounts   100          710       0.4%
                                                               ------------ ----------
                                                                     64,018      36.2%
                                    Certificates of Deposit

       4.81%     1 - 5 months      Fixed term,fixed rate 1,000          123       0.1%
       4.58%     6 -11 months      Fixed term,fixed rate   500       13,614       7.7%
       5.22%     12-17 months      Fixed term,fixed rate   500       17,752      10.1%
       5.75%     18-29 months      Fixed term,fixed rate   500       16,203       9.2%
       6.10%     30-35 months      Fixed term,fixed rate   500        9,115       5.2%
       6.00%     36-59 months      Fixed term,fixed rate   500       13,860       7.8%
       5.67%      (a)              IRA accounts            500       10,120       5.7%
       5.57%      (a)              Jumbo               100,000       25,670      14.5%
       6.02%     + 60  months                              500        6,149       3.5%
                                                                ------------ ----------
                                                                    112,606      63.8%

                                                                 $  176,624     100.0%

                                                                ============ ==========


 (a) IRA accounts and jumbo certificates of deposits are generally offered with various maturities from seven days to over 60 months.



      Time Deposits by Rates. The following table sets forth the time deposits classified by rates as of the dates indicated.


                                            At December 31,
Weighted Average                      1996       1995       1994
-----------------                     ----       ----       ----
Rate
----

0.00   -   3.99%                     $    --   $    715    $16,093
4.00   -   6.00%                      87,995     69,617     61,417
6.01   -   8.00%                      24,593     30,076     13,474
8.01  -  10.00%                           18        199      2,433
                                     ========  =========   ========
                                     $112,606  $100,607    $93,417
                                     ========  =========   ========




      Time Deposit Maturity Schedule. The following table sets forth the amount and maturities of time deposits at December 31, 1996.

                       Less than      1 - 2     2 - 3       After
Weighted Average        One Year      Years     Years      3 Years    Total
Rate
                                            (In thousands)

0.00   -   3.99%           $    --   $    --     $   --     $   --   $    --
4.00   -   6.00%            63,973    17,654      4,061      2,307    87,995
6.01   -   8.00%            10,892     6,387      4,082      3,232    24,593
8.01  -  10.00%                  8         1          4          5        18
                      =============  ========  =========   ========  ========
                           $74,873   $24,042     $8,147     $5,544   $112,606
                      =============  ========  =========   ========  ========



      Time Deposits. The following table indicates the amount of jumbo certificates of deposits (i.e. $100,000 or greater balance) by time remaining until maturity as of December 31, 1996.

                                               Certificates
  Maturity Period                              of Deposits
                                               (in thousands)

$Three months or less                          $  9,166
Three through six months                          7,704
Six through twelve months                         4,950
Over twelve months                                3,850
                                               =========
   Total                                       $ 25,670
                                               =========



      Deposit Activity. The following table sets forth the deposit activities for the periods indicated. Balances are reported in thousands.

                                       1996       1995       1994
                                       ----       ----       ----

Deposits                             $1,030,642 $755,574  $606,700
Withdrawals                           1,027,570  767,338   590,999
                                     ----------  --------  ---------
Net increase (decrease)
   before interest credited               3,072 (11,764)    15,701
Interest credited                         5,462   5,926      4,422
                                     ----------  --------  ---------
Net increase (decrease)
     in deposits                     $    8,534  $(5,838)  $  20,123
                                     ==========  ========  =========




      In the unlikely event of liquidation of either of the Banks, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company as sole stockholder of the Banks.

      Borrowings. Deposits are the primary source of funds of the Banks' lending and investment activities and for its general business purposes. The Banks, if the need arises, may rely upon advances from the FHLB of Indianapolis and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by a blanket collateral pledge of the unpaid principal balance of permanent 1-4 family residential loans. At December 31, 1996, the Banks had $23,000,000 of advances outstanding from the FHLB of Indianapolis.

      The FHLB of Indianapolis functions as a central reserve bank providing credit for the Bank and other member financial institutions. All members are required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities.





      The following table sets forth certain information regarding borrowings by the Company at the end of and during the periods indicated:
                                        At December 31,

                                     1996    1995     1994
                                     ----    ----     ----
Weighted average rate paid on:
   FHLB advances                      5.65%   5.68%    5.38%





                                     During the Year Ended
                                         December 31,

                                     1996    1995     1994
                                     ----    ----     ----



Maximum amount of borrowings
  outstanding at any month end:
   FHLB Advances                  $23,000  $21,099  $15,601



Approximate average short-term
   borrowings outstanding with
   respect to:
   FHLB Advances(1)               $10,550  $ 9,354  $ 3,375


(1) Average balances are derived from month-end balances.




Competition

      There is strong competition both in attracting deposits and in originating real estate and other loans. The most direct competition for deposits has come historically from commercial banks, other savings associations and credit unions in the Banks' market area. The Banks expect continued strong competition from such financial institutions in the foreseeable future. The Banks' market area includes branches of several commercial banks which are substantially larger than the Banks in terms of state-wide deposits. The Banks compete for savings by offering depositors a high level of personal service together with a wide range of financial services.

      The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions choosing to compete in the Banks' market area.

      The Banks compete for loans primarily through the interest rates and loan fees charged and the efficiency and quality of services provided to borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets.

Regulation

      As state chartered commercial banks, Community and Heritage are subject to examination, supervision and extensive regulation by the FDIC and the Indiana Department of Financial Institutions (DFI). Community is a member of and owns stock in the FHLB of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. Both Banks also are subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters.

      The FDIC and or DFI regularly examines the Banks and prepares a report for the consideration of each Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. Each Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

      Federal Regulation of Savings Banks. The FDIC has extensive authority over the operations of all insured commercial banks. As part of this authority, the Banks are required to file periodic reports with the FDIC and DFI and are subject to periodic examinations by both agencies. When these examinations are conducted, the examiners may require the Banks to provide for higher general loan loss reserves. Financial institutions in various regions of the United States have been called upon by examiners to write down assets and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

      The investment and lending authority of a state chartered bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all state chartered banks.

      State banks are subject to the same current national bank limits on maximum loans to one borrower. Generally, banks may lend to a single or related group of borrowers on an unsecured basis, an amount equal to the greater of $500,000 or 15 percent of the bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10 percent of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities, but generally does not include real estate. See "Lending Activities -- Loans to One Borrower" for a discussion of the effect of this requirement on the Bank.

      Proposed Federal Legislation. Currently, Congress has under consideration a proposal which, if implemented, could have a material effect on financial institutions in general, and the Banks in particular. Consolidation of the four Federal banking agencies (the Federal Reserve Board, OTS, FDIC and the Office of the Comptroller of the Currency) has been and will continue to be considered. The outcome of this proposal is uncertain and the Company is unable to determine the extent to which the legislation if enacted, would affect its business.

Federal Regulations.

      Section 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interest of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 1996 the Bank was in compliance with the above restrictions.

      Safety and Soundness. On November 18, 1993, a joint notice of proposed rulemaking was issued by the OTS, the FDIC, the Office of the Comptroller of the Currency and the Federal Reserve Board (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate risk exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, the Bank would be required to maintain (1) a maximum ratio of classified assets (assets classified substandard, doubtful and to the extent that related losses have not been recognized, assets classified loss) to total capital of 1.0, and (2) minimum earnings sufficient to absorb losses without impairing capital. The last ratio concerning market value to book value was determined by the agencies not to be feasible. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulation, then such institution or company will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an institution or company fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the agency, Section 39 of the FDIA provides that the FDIC must order the institution or company to correct the deficiency and may (1) restrict asset growth; (2) require the institution or company to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution or company may pay; or (4) take any other action that would better carry out the purpose of prompt corrective actions.

      Regulatory Capital. The Company and subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiaries to maintain minimum amounts and ratios of total and Tier I Capital to risk weighted assets and of Tier I capital to average assets. As of December 31, 1996, the Company met all capital adequacy requirements to which it is subject.



      The following table sets forth the Company's  capital position at December
31, 1996, as compared to the minimum capital requirements.

                                                  For Capital
                                Actual         Adequacy Purposes:   Excess
(Dollars in thousands)       Amount  Ratio     Amount   Ratio    Amount  Ratio

As of December 31, 1996
Total Capital (to Risk
Weighted Assets):
Consolidated                $26,675   22.6%   $ 9,446    8.0%   $17,229  14.6%

Tier I Capital (to Risk
Weighted Assets):
Consolidated                $26,020   22.0%   $ 4,723    4.0%   $21,297  18.0%

Tier I Capital (to average Assets):
Consolidated                $26,020   10.9%     9,571    4.0%   $16,449   6.9%



      The FDIC generally is authorized to take enforcement action against a financial institution that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease and desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, an institution that fails to meet its capital requirements is prohibited from paying any dividends. Except under certain circumstances, further disclosure of final enforcement action by the FDIC is required.

      Prompt Corrective Action. Under Section 38 of the FDIA, as added by the Improvement Act, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1996, the Bank was deemed well capitalized for purposes of the above regulations.

      Federal  Home  Loan  Bank  System.  Community  is a member  of the FHLB of
Indianapolis, which is one of the 12 regional FHLB's that, prior to the enactment of FIRREA, were regulated by the FHLBB. FIRREA separated the home financing credit function of the FHLB's from the regulatory functions of the FHLB's regarding savings institutions and their insured deposits by transferring oversight over the FHLB's from the FHLBB to a new federal agency, the Federal Home Financing Board ("FHFB").

    As a member of the FHLB Bank of Indianapolis, Community is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1996, Community had $1.25 million in FHLB of
Indianapolis stock, which was in compliance with this requirement. In past years, Community has received dividends on its FHLB stock. Certain provisions of FIRREA require all 12 FHLB's to provide financial assistance for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

      Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 1996, the Company had $23 million in advances from the FHLB.



      Accounting. An FDIC policy statement applicable to all banks clarifies and re-emphasizes that the investment activities of a bank must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held to maturity, available for sale or available for trading) with appropriate documentation. The Bank is in compliance with these amended rules.


      Insurance of Accounts. Each Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation). Community's deposits are insured by the Savings Association Insurance Fund (SAIF) and Heritage's deposits are insured by the Bank Insurance Fund (BIF). This insurance is backed by the full faith and credit of the United States Government. The SAIF and the BIF are administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk related premium system. Each insured institution is assigned to one of three capital groups, well capitalized, adequately capitalized or under capitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution's primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the nine risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well capitalized, subgroup "A" category institutions are assessed the lowest insurance rate, while institutions assigned to the under capitalized subgroup "C" category are assessed the highest insurance rate. As of December 31, 1996 both banks were assigned to the well capitalized, subgroup "A" category. During 1996, Community Bank paid an annual insurance rate of 23 cents per $100 of deposits, while Heritage Bank paid the minimum assessment required by a BIF insured institution of $1,000.

      In August 1995, the FDIC substantially reduced the deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, approximately 92% of BIF members paid a minimum assessment of $1,000 per year while SAIF members continued to be assessed under the existing rate schedule of 23 cents to 31 cents per $100 of insured deposits.

      On September 30, 1996, all SAIF member institutions were charged a one time assessment to increase SAIF's reserves to $1.25 per $100 of insured deposits. Community's charge amounted to $1.2 million with an after tax impact of approximately $678,000. Commencing in 1997, both SAIF and BIF insured institutions will pay insurance at the rate of 6.4 cents per $100 in deposits.

      The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. The FDIC also may suspend deposit insurance temporarily for any savings institution during the hearing process for the permanent termination of insurance, if the Bank has no tangible capital. If insurance of accounts is terminated, the insured accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

      The FDIC has passed regulations, under the Federal Deposit Insurance Act, that generally prohibit payments to directors, officers and employees contingent upon termination of their affiliation with an FDIC-insured institution or its holding company (i.e., "golden parachute payments") if the payment is received after or in contemplation of, among other things, insolvency, a determination that the institution or holding company is in "troubled condition", or the assignment of a composite examination rating of "4" or "5" for the institution. Certain types of employee benefit plans are not subject to the prohibition. The regulations, which are not currently applicable to the Company, would also generally prohibit certain indemnification payments regarding any administrative proceeding instituted against a person that results in a final order pursuant to which the person is assessed civil money penalties or subjected to other enforcement action. The Company has no such agreements with any directors or employees.


      The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 1996, no reserves were required to be maintained on the first $4.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $52.0 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

      Banks are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

      Federal Taxation. For federal income tax purposes, the Company and its subsidiaries file a consolidated federal income tax return on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

      The Company and its subsidiaries are subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "Code").

      The Company is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds the Company's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20 percent of a specially computed tax base. Included in this base will be a number of preference items, including the following: (i) 100 percent of the excess of a thrift institution's bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) for years beginning in 1988 and 1989 an amount equal to one-half of the amount by which a institution's "book income" (as specially defined) exceeds its taxable income with certain adjustments, including the addition of preference items (for taxable years commencing after 1989 this adjustment item is replaced with a new preference item relating to "adjusted current earnings" as specially computed). In addition, for purposes of the new alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90 percent of alternative minimum taxable income.

      Effective with the year ended December 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement requires a liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. The cumulative effect of adopting Statement No. 109 at January 1, 1993 is included in income tax expense in the accompanying Consolidated Statement of Operations. (See Item 14 (a) 1 -Financial Statements)

      Earnings appropriated to the Banks' bad debt reserve will not be available for the payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or amount deemed necessary to pay the resulting federal income tax). As of December 31, 1996, the Bank had approximately $4.5 million of accumulated earnings for which federal income tax has not been provided. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate.

      The Bank has not been audited by the Internal Revenue Service for the past ten years.

      Indiana Taxation. Effective January 1, 1990, the State of Indiana imposed a franchise tax assessed on net income (adjusted gross income as defined in the statute) of financial institutions. The new tax replaced the gross receipts tax, excise tax and supplemental net income tax imposed prior to 1990. This new financial institution's tax is imposed at the rate of 8.5 percent of the Banks' adjusted gross income. In computing adjusted gross income, no deductions are allowed for municipal interest, U.S. government interest and pre-1990 net operating losses.

Personnel

      As of December 31, 1996, the Company had 75 full-time employees. Community Bank employed 38 full-time and 7 part-time employees as of December 31, 1996. Heritage Bank employed 11 full-time and 1 part-time employees as of December 31, 1996. Neither entity's employees are represented by a collective bargaining group. The Company and two subsidiary Banks believe their respective relationships with their employees to be good.


ITEM 2.  PROPERTIES

      The Company  conducts its business  through the main office located in New
Albany, Indiana, and six branch offices of its subsidiaries Community Bank and Heritage Bank located in Clark and Floyd Counties, Indiana. The following table sets forth certain information concerning the main offices and each branch office at December 31, 1996. The aggregate net book value of premises and equipment was $3.5 million at December 31, 1996.


                                                                  Lease
                                                                  Expiration
Location                            Year Opened    Owned or           Date
                                                    Leased


Community Bank of Southern
Indiana:


202 East Spring                        1937          Owned             ---
St.
New Albany, IN  47150

147 East Spring Street                 1990         Leased        Month to month
New Albany, IN  47150

2626 Charlestown Road                  1995          Owned             ---
New Albany, IN  47150

901 East Highway 131                   1981          Owned             ---
Clarksville, IN
47130

701 Highlander Point                   1990          Owned             ---
Drive
Floyds Knobs, IN  47119

102 Heritage                           1992          Owned             ---
Square
Sellersburg, IN
47172


Community Bank Shares of Indiana, Inc.:

201 W. Court                           1996          Owned             ---
Ave.
Jeffersonville, IN  47130

ITEM 3.  LEGAL PROCEEDINGS

      There are various claims and law suits in which the Company or its subsidiaries are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Banks hold security interests, claims involving the making and servicing of real property loans and other issues incident to the Banks' business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Page 20 of the 1996 Annual Report to Stockholders are herein incorporated by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

    Pages 9 - 11 of the 1996 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Pages 12 - 17 of the 1996 Annual Report to Stockholders are herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS

      Pages 22 - 25 of the 1996 Annual Report to Stockholders are herein incorporated by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                   PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      Information concerning Directors and executive officers of the Registrant is incorporated herein by reference from the Bank's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1997 a copy of which will be filed no later than 120 days after the close of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the Bank's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1997 a copy of which will be filed no later than 120 days after the close of the fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Bank's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1997 a copy of which will be filed no later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning relationships and transactions is incorporated herein by reference from the Bank's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1997 a copy of which will be filed no later than 120 days after the close of the fiscal year.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

      (a)(1)  Financial Statements

    The following information appearing in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section                         Pages in Annual Report

Selected Financial Data                                 9 - 11

Management's Discussion and Analysis                   12 - 17
  of Financial Condition and Results
  of Operations

Report of Independent Auditor                             21

Consolidated Balance Sheets                               22

Consolidated Statements of Income                         24

Consolidated Statements of Cash Flows                     25

Consolidated Statement of                                 23
  Stockholders' Equity

Notes to Consolidated Financial                         26 - 44
  Statements

    (a)(2)  Financial Statement Schedules

    All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

 (a) (3)               Exhibits


                                                               Sequential Page
                                                               Number Where
                                     Reference to Prior        Attached Exhibits
                                     Filing or Exhibit         Are Located in
Regulation S-K                       Number Attached           This Form 10-K
Exhibit Number   Document                Hereto                    Report

  3.1            Federal Stock Charter     *                    Not Applicable

  3.2            Bylaws                    *                    Not Applicable

  4              Instruments defining the  *                    Not Applicable
                 rights of security holders,
                 including debentures

  13             Form of Annual Report to **                    Not Applicable
                 Security Holders

  22             Subsidiary of Registrant 22

                 Annual Proxy Statement   **
                 Not Applicable


    * Filed as exhibits to the Registrant's Form MHC-2 Application filed with the OTS on May 16, 1991. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

    ** Filed with the Securities and Exchange Commission in original paper form on March 29, 1997.

    (b) Reports on Form 8-K:

    No reports on form 8-K were filed in the fourth quarter of 1996.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMMUNITY BANK SHARES OF
INDIANA

Date: March 31, 1997                    By:  \s\ Robert E. Yates
                                             ROBERT E. YATES
                                             President, Chief Executive
                                             Officer and Director

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:        \s\C. Thomas Young           By:  \s\ James Stutsman
           C. THOMAS YOUNG                   JAMES STUTSMAN,
           Chairman of the Board             Senior vice President
           of Directors                      and Chief Financial Officer

      Date: March 31, 1997                   Date: March 31, 1997

By:        \s\ Edward Pinaire           By:  \s\ Robert J. Koetter, Sr.
           EDWARD PINAIRE,                   ROBERT J. KOETTER, SR.,
           Vice Chairman of the Board        Director
           of Directors

      Date: March 31, 1997                   Date: March 31, 1997

By:        \s\ Gary L. Libs              By:   \s\ M. Diane Murphy
           GARY L. LIBS,                       M. DIANE MURPHY,
           Director                            Senior Vice President and
                                               Corporate Secretary

      Date: March 31, 1997                    Date: March 31, 1997

By:        \s\ James W. Robinson         By:   \s\ J. Robert Ellnor
           JAMES W. ROBINSON,                  J. ROBERT ELLNOR,
           Director                            Executive Vice President

      Date: March  31, 1997                  Date: March 31, 1997

By:        \s\ Timothy T. Shea           By:   \s\ Stan Krol
           TIMOTHY T. SHEA,                    STAN KROL,
           Director                            Chief of Operations

      Date: March  31, 1997                  Date March  31, 1997

Exhibit 22



Name of Subsidiary                 Community Bank of Southern
Indiana,

Address of Subsidiary              202 East Spring Street
                                   New Albany, Indiana  47150

State of Incorporation             Indiana


Currently doing business as Community Bank of Southern Indiana



Name of Subsidiary                 First Community Service
Corporation

Address of Subsidiary              202 East Spring Street
                                   New Albany, Indiana  47150

State of Incorporation             Indiana


Currently doing business as First Community Service Corporation.



Name of Subsidiary                 Heritage Bank of Southern Indiana,

Address of Subsidiary              201 West Court Avenue
                                   Jeffersonville, Indiana 47131

State of Incorporation             Indiana


Currently doing business as Heritage Bank of Southern Indiana