Form 10-Q
period 1997-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 1997-05-12
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                   -----------------------------------------

                                    FORM 10-Q

                                   (Mark One)
               (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31,1997

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



                            Indiana 35-1938254
             (State or other jurisdiction of (I.R.S. Employer
           incorporation or organization) Identification Number)


           202 East Spring St., PO Box 939, New Albany, Indiana 47150
               (Address of principal executive offices) (Zip Code)


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

                     COMMUNITY BANK SHARES OF INDIANA, INC.



                                      INDEX



 Part I   Financial Information                                         Page


    Item 1.  Financial Statements


      Condensed consolidated statement of financial condition
         March 31, 1997 and December 31, 1996                             3



      Condensed consolidated statement of operations,
         three months ended  March 31, 1997 and 1996                      4


      Condensed consolidated statement of cash flows,
         three months ended March 31, 1997 and 1996                       6


      Notes to condensed consolidated financial statements                8


      Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                10


 Part II.  Other Information                                             12


      Signatures                                                         13



                             PART I - ITEM 1
                      CONSOLIDATED BALANCE SHEETS
                  COMMUNITY BANK SHARES OF INDIANA, INC.


                                              March 31, 1997   DECEMBER 31, 1996
                                              --------------   -----------------
                                                        (unaudited)
                                                       (In thousands)

ASSETS
Cash and due from banks                           $ 3,857             $ 3,655
Interest bearing deposits with banks               12,829               7,321
Securities available for sale, at market:
 Mortgage-backed securities                         1,010               1,029
 Other debt                                         1,502
securities
Securities held to maturity:
 Mortgage-backed securities                        23,924              24,724
 Other debt securities                             56,045              55,346
Mortgage loans held for sale
Loans receivable, net                             139,294             136,835
Federal Home Loan Bank stock, at cost               1,250               1,250
Foreclosed real estate                                                    101
Premises and equipment, net                         3,492               3,544
Accrued interest receivable:
 Loans                                                760                 792
 Mortgage-backed securities                           122                 131
 Other debt securities                                758                 948
Other assets                                          512                 393
                                           ---------------      --------------
     Total Assets                               $ 243,853           $ 237,571
                                           ===============      ==============

LIABILITIES

Deposits                                       $  178,784          $  176,624
Advances from Federal Home Loan Bank               23,000              23,000
Borrowings - repurchase agreements                 13,913              10,702
Advance payments by borrowers for
 taxes and insurance                                  557                 207
Accrued interest payable on deposits                  115                  67
Other liabilities                                   1,081                 898
                                          ----------------     ---------------
Total Liabilities                              $  217,450          $  211,498
                                          ----------------     ---------------

STOCKHOLDERS' EQUITY
Common stock of $.10 par value per share,
 Authorized 10,000,000 shares; issued
     1,983,722 shares                                 198                 198
Additional paid in capital                         11,786              11,786
Retained earnings -
 substantially restricted                          14,494              14,167
Net unrealized gain\(loss) on assets
 available for sale, net of tax                                            (1)
Unearned ESOP shares                                  (75)                (75)
                                          ----------------   -----------------
 Total Stockholders' Equity                        26,403              26,073
                                          ----------------   -----------------

     Total Liabilities
     and Stockholders' Equity                  $  243,853          $  237,571
                                          ================   =================




                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   COMMUNITY BANK SHARES OF INDIANA, INC.



                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                         ------------------
                                                         1997          1996
                                                         ----          ----
                                                           (In Thousands)


INTEREST INCOME:
Loans receivable
   Mortgage loans                                      $   2,245      $    2,065
   Commercial consumer and other loans                       548             358
Securities:
  Mortgage-backed securities                                 396             556
  Other debt securities                                      937             641
Federal Home Loan Bank stock                                  24              25
Interest bearing deposits with banks                          99             211
                                                    ------------    ------------
  TOTAL INTEREST INCOME                                    4,250           3,856
                                                    ------------    ------------

INTEREST EXPENSE:
Deposits                                                   1,923           2,018
Advances from Federal Home Loan Bank
 and other borrowings                                        535             274
                                                    ------------    ------------
  TOTAL INTEREST EXPENSE                                   2,458           2,292
                                                    ------------    ------------

  NET INTEREST INCOME                                      1,792           1,564

Provision for loan losses                                     48              10
                                                    ------------    ------------

  NET INTEREST INCOME AFTER PROVISION
     FOR LOSSES ON LOANS                                   1,744           1,554
                                                    ------------    ------------

NON-INTEREST INCOME:
Loan fees and service charges                                140             156
Net gain on sale of loans                                     36              14
Net gain on sale of securities
Deposit account service charges                               89              89
Commission income                                             76             120
Other income                                                  16              17
                                                    ------------    ------------
   TOTAL NON-INTEREST INCOME                                 357             396
                                                    ------------    ------------

          CONSOLIDATED STATEMENTS OF OPERATIONS, (CONTINUED)
              COMMUNITY BANK SHARES OF INDIANA, INC.



                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                         ------------------
                                                         1997          1996
                                                         -----         ----
                                                            (In Thousands)


NON-INTEREST EXPENSE
Compensation and benefits                              $     721       $     640
Occupancy and equipment                                      137             109
Deposit insurance premiums                                    27              92
Data processing service                                      112              92
Other                                                        158             212
                                                    ------------    ------------
 TOTAL NON-INTEREST EXPENSE                                1,155           1,145
                                                    ------------    ------------

Income before income taxes                                   946             805
                                                    ------------    ------------

Income tax expense                                           369             327
                                                    ------------    ------------

Net Income                                             $     577       $     478
                                                    ============    ============

Net Income Per Share                                   $    0.29       $    0.24
                                                    ============    ============





                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Unaudited)


                                                                                           1997           1996
                                                                                           ----           ----
                                                                                               (In thousands)


CASH FLOWS FROM OPERATING ACTIVITES:

Net income                                                                               $      575         $   478
Adjustments to reconcile net income to net cash
  Amortization of premiums and accretion of discounts
   on investment and mortgage-backed securities, net                                              3              24
  Net realized securities gain
  Provision (credit) for losses on loans                                                         48              10
  Proceeds from mortgage loan sales                                                           2,586             942
  Mortgage loans originated for resale                                                      (2,586)           (636)
  Net gain on sales of mortgage loans                                                          (36)            (14)
  Loss on foreclosed real estate
  Depreciation expense                                                                           34              50
  Deferred income taxes                                                                        (40)              33
  (Increase) decrease in accrued interest receivable                                            155            (85)
  Increase (decrease) in accrued interest payable                                                48               9
  Increase (decrease) in income taxes payable                                                   409             190
  Increase (decrease) in other assets & other  liabilities                                      156             578
                                                                                       -------------   -------------
     Net cash flows provided by operating activities                                     $    1,352       $   1,579
                                                                                       -------------   -------------



CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest bearing deposits                                        (5,508)           7,490
Proceeds from the sale of securities available  for sale
Proceeds from maturities of securities available for sale                                                        43
Purchases of securities available for sale
Proceeds from maturities of securities held to  maturity                                      2,249           9,547
Purchases of securities held to maturity                                                    (4,695)        (22,498)
Principal collected on securities available for sale                                             24             787
Principal collected on securities held to maturity                                              796             617
Loan originations and principal payments on loans, net                                        1,079         (3,191)
Proceeds from sale of foreclosed real estate                                                    101
Net increase in premises and equipment                                                           51           (278)
                                                                                       -------------   -------------
  Net cash flows used by investing activities                                            $  (5,903)       $ (7,483)
                                                                                       -------------   -------------






               CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Unaudited)

                                                                                               1996            1995
                                                                                               ----            ----
                                                                                               (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand accounts and savings accounts                          $  (4,028)      $      762
Net increase (decrease) in certificates of deposits                                           5,775           9,049
Repayment of advances from Federal Home Loan bank                                                           (3,000)
Advances from Federal Home Loan bank
Net increase (decrease) in repurchase borrowings                                              3,212             399
Sale of stock
Cash received on merger of mutual holding company  with Bank                                                      6
Dividends paid                                                                                (208)           (316)
                                                                                       -------------   -------------
  Net cash flows provided by financing activities                                             4,751           6,900
                                                                                       -------------   -------------

Net increase ( decrease) in cash and due from banks                                             200             996

Cash and due from banks at beginning of period                                                3,657           2,943
                                                                                       -------------   -------------

Cash and due from banks at end of period                                                  $   3,857       $   3,939
                                                                                       =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash payment for:
      Interest                                                                            $   1,993       $   1,602
      Income taxes                                                                        $       0       $      54

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

  Proceeds from sales of foreclosed real estate
     financed through loans
  Transfers from loans to real estate acquired through  foreclosure


                                 PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     COMMUNITY BANK SHARES OF INDIANA, INC.

1.    BASIS OF PRESENTATION

         Community Bank Shares of Indiana, Inc. (the Holding Company) was formally established on April 7, 1995. The data contained in the financial statements reflect consolidated Holding Company information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted.


2.    PRINCIPLES OF CONSOLIDATION

         The Consolidated Financial Statement data presented for the current year and at December 31, 1996 include the accounts of Community Bank Shares of Indiana, Inc., its subsidiaries Community Bank of Southern Indiana and Heritage Bank of Southern Indiana, and First Community Service Corp., a wholly owned subsidiary of Community Bank of Southern Indiana. All material intercompany balances and transactions have been eliminated.


3.    FORMATION OF HERITAGE BANK OF SOUTHERN INDIANA

         On January 3, 1996, the Company capitalized Heritage Bank of Southern Indiana (Heritage) as a state chartered commercial bank with an initial investment of $4,150,000. Heritage began operations as of January 8, 1996 providing full service banking through it's office located in Jeffersonville, Indiana.


4.    EARNINGS PER SHARE

         The calculation for weighed average number of shares outstanding for the three month period ended March 31, 1997 is as follows:
                                           # of
                  DATES OUTSTANDING        DAYS      SHARES   (DAYS x SHARES)

               1/01/1997 - 3/31/1997        90     1,983,722    178,534,980

         Weighted average shares outstanding for the three month period ended March 31, 1997 are 1,983,722, (178,534,980 shares divided by 90 days). Pro forma earnings per share for the three month period ended March 31, 1997 is 29 cents per share.


5.    REGULATORY CAPITAL REQUIREMENTS

         The Company's subsidiary banks are required by federal regulations to maintain minimum amounts of capital. At March 31, 1997, each of the Company's subsidiary banks had capital which substantially exceeded each of the regulatory capital requirements.


6.     RECLASSIFICATIONS

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

                                 PART I - ITEM 2

                            MANAGEMENT DISCUSSION AND
                     ANALYSIS OF CONSOLIDATED STATEMENTS OF
                       FINANCIAL CONDITION AND OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC



FINANCIAL CONDITION

         Total assets of $243.9 million increased $6.3 million or 2.7% over the December 31, 1996 ending balance of $237.6 million. The Company increased short term liquidity in response to actual and potential funding needs in April of 1997. Therefore, interest bearing deposits with banks was increased by $5.5 million to $12.8 million at quarter end. The total balances in held to maturity and available for sale securities dropped $1.6 million as Community Bank Shares continued to restructure it's balance sheet by bolstering loan outstandings to $139.3 million, up $2.5 million over year end 1996. This strategy is definitely working as the net interest spread is up 16 basis points to 3.00% over the twelve month period from March of 1996 to March of 1997. The interest income to average assets ratio during this same period is up 19 basis points from 7.03% to 7.22%.

         Increases in the liabilities section of the balance sheet were divided between deposits and securities sold under agreements to repurchase. Deposits were up $2.2 million of assets while securities sold under agreements to repurchase rose by $3.2 million reflecting the acquisition of commercial deposit relationships.



CAPITAL

         The Holding Company's total equity was $26.4 million as of March 31, 1997. The equity position increased $330,000 during the first quarter of 1997 due primarily to increases from net income less dividends paid to shareholders.

          The banking affiliates are required to maintain acceptable levels of capital in three categories: 1) total capital to risk weighted assets, 2) Tier I capital to risk weighted assets, and 3) Tier I capital to average assets. To be well capitalized, each financial institution must maintain a minimum of 10% capital to risk weighted assets, 6% Tier I capital to risk weighted assets and 5% Tier I capital to average assets. Both Community Bank and Heritage Bank exceeded these requirements at March 31, 1997.

LIQUIDITY

         The Company's primary sources of funds are deposits; principal and interest payments on loans and mortgage-backed securities; proceeds form maturing debt securities; advances from the Federal Home Loan Bank of Indianapolis and the sale of stock. Another source of funds lies in the mortgage banking operations which generate loan servicing fees and proceeds from the sale of loans. Regulations require that each of the Company's subsidiaries maintain sufficient liquidity to fund ongoing operations. At the conclusion of the first quarter of 1997, each of the Company's subsidiaries was in compliance with the minimum liquidity required by law. Community Bank's short term liquidity was in excess of 11% while Heritage Bank maintained liquidity of over 28%.

RESULTS OF OPERATIONS

         The Holding Company recorded net income for the three month period ending March 31, 1997 totaling $577,000 compared to net income of $478,000 for the three months ended March 31, 1996. Earnings per share amounted to $.29 in the first quarter of 1997 versus $.24 per share in the same quarter of 1996. The $99,000 earnings differential yielded a 20.7% improvement in 1997 over 1996.

          Net interest income increased by $228,000 or 14.6% for the quarter ended March 31, 1997 when measured against the same quarter in 1996. This expansion reflected a growth in total interest income of $394,000. The growth in interest income came primarily from three areas: (1) commercial and consumer loan interest increased $190,000 or over 53% due primarily to a $11.4 million increase in balances of commercial and consumer loans for the quarter ended March 31, 1997 compared to the same quarter last year; (2) interest securities grew $136,000 even though total balances in securities dropped $1.6 million in the first quarter of 1997, and (3) mortgage loan interest increased $180,000.

          While interest income grew at a 10.2% pace, interest expense was up only $166,000 or a 7.2% increase during the same period comparison. Interest on deposits actually fell $95,000 as the Company actively pursued the acquisition of funds via the sale of securities under repurchase agreements. The balances on these instruments increased by $3.2 million and accounted for a $261,000 increase in the interest paid on advances from the Federal Home Loan Bank and other borrowings.

                    During the three month period ended March 31, 1997 an addition of $48,000 was made to the general loan loss reserve. In conjunction with the findings of the internal asset review committee, the provision for loan losses is based on the subsidiary Banks' past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible losses.

          Net non interest expense increased $49,000 from ($749,000) in the first quarter of 1996 to ($798,000) in the same period in 1997. Non interest income decreased $39,000 or 9.8% for the three month period ended March 31, 1997. The primary area of decline in the non interest income category was commission income generated from the sale of ancillary financial products. Commission income dropped $44,000 from $120,000 in the first quarter of 1996 to $76,000 during the first quarter of the current year. Although this is a significant decline in fee income, a drop in sales was anticipated and fees generated are substantially in line with budgeted expectations.

          Non interest expense grew only $10,000 or less than 1% for the three month period ended March 31, 1997 as compared to the prior year first quarter. Deposit insurance premiums increased $1.1 million reflecting the previously mentioned special SAIF assessment.. Compensation and benefit expense, grew $81,000 or 12.7%. Compensation increases were due to increased staffing in the commercial loan, marketing, operations and retail banking areas. Increases in occupancy and equipment of $28,000 or 25.7% were due to inflated costs due to the purchase of updated personal computers in the second quarter of 1996 and approximately $8,000 of additional repair and maintenance costs on computers and other machinery. Deposit insurance premiums declined by $65,000 between the two periods as the Federal Deposit Insurance Corporation reduced the rate assessed on each $100 of deposits from $.23 to $.064. Data processing expense increases of $20,000 or 21.7% were related primarily to improvements the commercial loan processing applications and a new loan origination system. Other operating expenses dropped $54,000 during the same period comparison. This significant reduction was due to several items. Charges for the production of retail checks was down $14,000. Newspaper advertising expense was off $9,000. The Department of Financial Institution assessment versus the Office of Thrift Supervision assessment charge was $11,000 less than the prior year. These were the major areas of reduction.

         Net income before income taxes in the first quarter of 1997 was $946,000. After federal and state taxes of $369,000 were applied, the Bank showed a first quarter of 1997 after tax income of $577,000.


































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

Item 6.   Exhibits and Reports on Form 8-K

         A form 8-K report was filed on February 12, 1997 describing the charter conversion of Community Bank of Southern Indiana, FSB, a federally chartered savings bank, to a state chartered commercial bank under the name of Community Bank of Southern Indiana.

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
                                                     OF INDIANA, INC.
                                  (Registrant)



     Dated    November 13, 1996                BY:    /s/   Robert E. Yates
     ---------------------------------------   ---------------------------------
                                                      Robert E. Yates
                                                      President and CEO


     Dated    November 13, 1996                BY:    /s/   James M. Stutsman
     ---------------------------------------   ---------------------------------
                                                      James M. Stutsman
                                                      Chief Financial Officer