Form 10-Q
period 1997-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 1997-08-14
CIK 933590

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                -----------------------------------------

                                 FORM 10-Q

                                (Mark One)
   (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


               For the quarterly period ended JUNE 30,1997

                                    OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to _________________


                        Commission File No. 0-25766


                  Community Bank Shares of Indiana, Inc.

          (Exact name of registrant as specified in its charter)




       Indiana                                                   35-1938254
      (State or other jurisdiction                         (I.R.S. Employer
       incorporation or organization)                 Identification Number)


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

                  COMMUNITY BANK SHARES OF INDIANA, INC.



                                  INDEX



Part I   Financial Information                                              Page


         Item 1.  Financial Statements


         Condensed consolidated statement of financial condition
                     June 30, 1997 and December 31, 1996                     3


         Condensed consolidated statement of operations,
                     three and six months ended  June 30, 1997 and 1996      4


         Condensed consolidated statement of cash flows,
                     six months ended June 30, 1997 and 1996                 6


         Notes to condensed consolidated financial statements                8



         Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of Operations       9



Part II.  Other Information                                                 11


         Signatures                                                         12


                                        PART I - ITEM 1
                                  CONSOLIDATED BALANCE SHEETS
                            COMMUNITY BANK SHARES OF INDIANA, INC.


                                                              June 30, 1997        December 31,
                                                               (unaudited)             1996
                                                                      (In thousands)
ASSETS
Cash and due from banks                                         $   3,685              $  3,657
Interest bearing deposits with banks                               16,231                 7,321
Securities available for sale, at market:
 Mortgage-backed securities                                           964                 1,029
 Other debt securities                                                                    1,502
Securities held to maturity:
 Mortgage-backed securities                                        23,194                24,724
 Other debt securities                                             54,539                55,346
Mortgage loans held for sale
Loans receivable, net                                             142,413               136,825
Federal Home Loan Bank stock, at cost                               1,350                 1,250
Foreclosed real estate                                                 34                   101
Premises and equipment, net                                         3,484                 3,544
Accrued interest receivable:
 Loans                                                                843                   792
 Mortgage-backed securities                                           121                   137
 Other debt securities                                                934                   933
Other assets                                                          327                   349
                                                     ---------------------  --------------------
     Total Assets                                               $ 248,119            $  237,510
                                                     =====================  ====================

LIABILITIES
Deposits                                                        $ 188,295            $  176,624
Advances from Federal Home Loan Bank                               23,500                23,000
Borrowings - repurchase agreements                                  8,321                10,702
Advance payments by borrowers for
 taxes and insurance                                                  297                   210
Accrued interest payable on deposits                                   88                    67
Other liabilities                                                     415                   738
                                                     ---------------------  --------------------
Total Liabilities                                                 220,916               211,341
                                                     ---------------------  --------------------

STOCKHOLDERS' EQUITY
Common stock of $.10 par value per share,
 Authorized 10,000,000 shares; issued
     1,983,722 shares                                                 198                   198
Additional paid in capital                                         11,786                11,786
Retained earnings - substantially restricted                       15,294                14,261
Net unrealized gain/(loss) on assets
 available for sale, net of tax                                                              (1)
Unearned ESOP shares                                                  (75)                  (75)
                                                     ---------------------  --------------------
 Total Stockholders' Equity                                        27,203                26,169
                                                     ---------------------  --------------------

     Total Liabilities and Stockholders' Equity                $  248,119            $  237,510
                                                     =====================  ====================




                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC.



                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30                        JUNE 30
                                                           -------                        -------
                                                      1997           1996           1997           1996
                                                      ----           ----           ----           ----
                                                                       (In Thousands)
INTEREST INCOME:
Loans receivable
   Mortgage loans                                $   2,250      $   2,055      $   4,497      $   4,120
   Commercial consumer and other loans                 622            442          1,168            801
Securities:
  Mortgage-backed securities                           391            522            786          1,078
  Other debt securities                                951            883          1,888          1,523
Federal Home Loan Bank stock                            25             23             50             48
Interest bearing deposits with banks                   165             62            264            273
                                              -------------   ------------   ------------  -------------
  TOTAL INTEREST INCOME                              4,404          3,987          8,653          7,843
                                              -------------   ------------   ------------  -------------

INTEREST EXPENSE:
Deposits                                             2,118          2,040          4,040          4,058
Advances from Federal Home Loan Bank
  and other borrowings                                 457            282            991            555
                                              -------------   ------------   ------------  -------------
  TOTAL INTEREST EXPENSE                             2,575          2,322          5,031          4,613
                                              -------------   ------------   ------------  -------------

  NET INTEREST INCOME                                1,829          1,665          3,622          3,230

Provision for loan losses                               39              2             87             12
                                              -------------   ------------   ------------  -------------

  NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                       1,790          1,663          3,535          3,218
                                              -------------   ------------   ------------  -------------

NON-INTEREST INCOME:
Loan fees and service charges                          164            139            300            295
Net gain on sale of loans                               58              8             95             22
Deposit account service charges                         91             96            180            184
Commission income                                       66             85            142            205
Other income                                            13             13             30             30
                                              -------------   ------------   ------------  -------------
   TOTAL NON-INTEREST INCOME                           392            341            747            736
                                              -------------   ------------   ------------  -------------




               CONSOLIDATED STATEMENTS OF OPERATIONS, (CONTINUED)
                     COMMUNITY BANK SHARES OF INDIANA, INC.


                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30                       JUNE 30
                                                           -------                       -------
                                                    1997            1996           1997           1996
                                                    ----            ----           ----           ----
                                                                       (In Thousands)

NON-INTEREST EXPENSE
Compensation and benefits                           $737           $667          $1,458         $1,307
Occupancy and equipment                              128            123             262            232
Deposit insurance premiums                            26             96              53            189
Data processing service                              104            100             216            191
Other                                                193            188             352            400
                                           --------------   ------------   -------------   ------------
 TOTAL NON-INTEREST EXPENSE                        1,188          1,174           2,341          2,319
                                           --------------   ------------   -------------   ------------

Income before income taxes                           994            830           1,941          1,635
                                           --------------   ------------   -------------   ------------

Income tax expense                                   369            334             739            661
                                           --------------   ------------   -------------   ------------

NET INCOME                                          $625           $496          $1,202           $974
                                           ==============   ============   =============   ============

Net income per share                               $0.32          $0.25           $0.61          $0.49
                                           ==============   ============   =============   ============
   (see note 5)







                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Unaudited)


                                                                                          1997         1996
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net income                                                                           $   1,202      $   974
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of premiums and accretion of discounts
   on investment and mortgage-backed securities, net                                       (48)           9
  Net realized securities gain
  Provision (credit) for losses on loans                                                    87           12
  Proceeds from mortgage loan sales                                                      6,191        3,517
  Mortgage loans originated for resale                                                  (6,191)      (3,555)
  Net gain on sales of mortgage loans                                                      (95)         (22)
  Loss on foreclosed real estate
  Depreciation expense                                                                      76          106
  Deferred income taxes                                                                      1           60
  (Increase) decrease in accrued interest receivable                                        (6)        (363)
  Increase (decrease) in accrued interest payable                                           21            3
  Increase (decrease) in income taxes payable                                              172          (11)
  Increase (decrease) in other assets & other  liabilities                                (388)         265
                                                                                  ------------- ------------
     Net cash flows provided by operating activities                                $    1,022    $     995
                                                                                  ------------- ------------



CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest bearing deposits                                    (8,909)       3,846
Proceeds from the sale of securities available  for sale
Proceeds from maturities of securities available for sale                                2,500
Purchases of securities available for sale                                                           (2,000)
Proceeds from maturities of securities held to  maturity                                 7,500       12,100
Purchases of securities held to maturity                                                (7,913)     (25,588)
Principal collected on securities available for sale                                        71        1,638
Principal collected on securities held to maturity                                       1,525        1,491
Loan originations and principal payments on loans, net                                  (4,927)      (7,981)
Proceeds from sale of foreclosed real estate                                               101
Net increase in premises and equipment                                                      60         (428)
                                                                                   ------------- ------------
  Net cash flows used by investing activities                                         $ (9,992)   $ (16,922)
                                                                                   ------------- ------------






               CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Unaudited)

                                                                                          1997         1996
                                                                                           (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand accounts and savings accounts                      $  (1,342)  $      762
Net increase (decrease) in certificates of deposits                                     12,597        9,049
Repayment of advances from Federal Home Loan bank                                       (1,500)      (3,000)
Advances from Federal Home Loan bank                                                     2,000
Net increase (decrease) in repurchase borrowings                                        (2,380)         399
Sale of stock
Cash received on merger of mutual holding company with Bank                                               6
Dividends paid                                                                            (377)        (316)
                                                                                  ------------- ------------
  Net cash flows provided by financing activities                                        8,998        6,900
                                                                                  ------------- ------------

Net increase ( decrease) in cash and due from banks                                         28          996

Cash and due from banks at beginning of period                                           3,657        2,943
                                                                                  ------------- ------------

Cash and due from banks at end of period                                             $   3,685    $   3,939
                                                                                  ============= ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash payment for:
      Interest                                                                       $   5,014    $   4,066
      Income taxes                                                                   $     567    $     617


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

  Proceeds from sales of foreclosed real estate
     financed through loans                                                          $     101    $       -


  Transfers from loans to real estate acquired through  foreclosure                  $      34    $       -



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

4.    EARNINGS PER SHARE

         The calculation for weighed average number of shares outstanding for the three month period ended March 31, 1997 is as follows:

                                             # of
DATES OUTSTANDING         DAYS    SHARES    (DAYS x SHARES)

1/01/1997 - 6/30/1997     181    1,983,722    359,053,682

         Weighted average shares outstanding for the three month period ended June 30, 1997 are 1,983,722 (359,053,682 shares divided by 181 days). Pro forma earnings per share for the six month period ended June 30, 1997 is 61 cents per share.


5.    REGULATORY CAPITAL REQUIREMENTS

         The Company's subsidiary banks are required by federal regulations to maintain minimum amounts of capital. At June 30, 1997, each of the Company's subsidiary banks had capital which substantially exceeded each of the regulatory capital requirements.

                             PART I - ITEM 2

                        MANAGEMENT DISCUSSION AND
                  ANALYSIS OF CONSOLIDATED STATEMENTS OF
                    FINANCIAL CONDITION AND OPERATIONS
                  COMMUNITY BANK SHARES OF INDIANA, INC


FINANCIAL CONDITION

         Total assets of $248.1 million increased $10.6 million or 4.47% over the December 31, 1996 ending balance of $237.5 million. The Company increased short term liquidity in response to actual and potential funding needs over the six month period ending June 30, 1997. Accordingly, interest bearing deposits with banks increased by $8.9 million to $16.2 million at June 30, 1997. Community Bank Shares continued to restructure it's balance sheet, with total loans up $5.6 million or 4.1%, from $136.8 million to $142.4 million. At the same time, total investment securities decreased $3.9 million to $78.7 million. This strategy has contributed to an increase in net interest margin of 10 basis points from 3.02% to 3.12% over the six month periods ending June 30, 1996 and June 30, 1997, respectively. The interest income to average earning assets ratio over the same period rose 10 basis points to 7.45%, while the interest expense to average interest bearing liabilities ratio fell 3 basis points to 4.72%.

         Total liabilities increased $9.6 million, from $211.3 million to $220.9, which was driven mainly by strong growth in Certificates of Deposit. Total deposits increased $11.7 million to $188.3 million, with CD's growing by $12.6 million. Securities sold under agreements to repurchase fell by $2.4 million.

CAPITAL

         Consolidated total equity was $27.2 million as of June 30, 1997, increasing $1.0 million from $26.2 million as of December 31, 1996. This increase was due primarily to periodic net income less dividends paid to shareholders.

          The banking affiliates are required to maintain acceptable levels of capital in three categories: 1) total capital to risk weighted assets, 2) Tier I capital to risk weighted assets, and 3) Tier I capital to average assets. To be well capitalized, each financial institution must maintain a minimum of 10% capital to risk weighted assets, 6% Tier I capital to risk weighted assets and 5% Tier I capital to average assets. Both Community Bank and Heritage Bank exceeded these requirements at June 30, 1997.

LIQUIDITY

         The Company's primary sources of funds are deposits; principal and interest payments on loans and mortgage-backed securities; proceeds form maturing debt securities; advances from the Federal Home Loan Bank of Indianapolis; and the sale of stock. Another source of funds lies in the mortgage banking operations which generate loan servicing fees and proceeds from the sale of loans. Regulations require that each of the Company's subsidiaries maintain sufficient liquidity to fund ongoing operations. At the conclusion of the first quarter of 1997, each of the Company's subsidiaries was in compliance with the minimum liquidity required by law. Community Bank's short term liquidity was in excess of 15% while Heritage Bank maintained liquidity of over 29%.

RESULTS OF OPERATIONS

         Net Income for the three month period ending June 30, 1997 was $625,000, compared to $496,000 for the quarter ended June 30, 1996. Net interest income increased by $164,000, or 9.8%, for the quarter ended June 30, 1997 when measured against the same quarter in 1996. This expansion reflected growth in total interest income of $417,000, or 10.5%. This growth came primarily from four areas: (1) commercial and consumer loan interest increased $180,000, or 40.7%, due primarily to a $24.8 million increase in average balances of commercial loans for the quarter ended June 30, 1997 compared to the same quarter last year, (2) interest on mortgage loans grew $195,000, or 9.5%, (3) interest income from interest bearing deposits with banks increased $103,000, or 166.1%, on the basis of a $7.4 million increase in average balances from the three months ended June 30, 1996 to the same period in 1997, and (4) interest on other debt securities grew $68,000, or 7.7%, due to an increase in average balances of $3.6 million from the second quarter of 1996 to the second quarter of 1997. Interest on mortgage-backed securities decreased $131,000 as the average balances of these securities fell $8.2 million from the second quarter of 1996 to the second quarter of 1997.

                            PART I - ITEM 2

                        MANAGEMENT DISCUSSION AND
                  ANALYSIS OF CONSOLIDATED STATEMENTS OF
                    FINANCIAL CONDITION AND OPERATIONS
                  COMMUNITY BANK SHARES OF INDIANA, INC
                             (CONTINUED)


         Interest expense, the other component of net interest income, reflected a smaller increase than interest income, rising $253,000, or 10.8% from second quarter 1996 to second quarter 1997. Interest on deposits, which comprised 82.3% of total interest expense, rose $78,000, or 3.8%. The increase in interest expense on deposits is primarily due to an average growth in deposits of $5.1 million from the second quarter of 1996 to the same period in 1997. In addition, interest expense on Federal Home Loan Bank advances and other borrowings increased $175,000 from one quarter to the next. During the three month period ended June 30, 1997 an addition of $39,000 was made to the general loan loss reserve. In conjunction with the findings of the internal asset review committee, the provision for loan losses is based on the subsidiary Banks' past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible losses. At June 30, 1997, each subsidiary Bank's general loan loss reserve met or exceeded the minimum loan loss reserve standard established by the internal asset review committee for each Bank.

          Net non interest expense decreased $37,000, from $833,000 in the second quarter of 1996 to $796,000 in the same period in 1997. Non interest income increased $51,000, or 15.0%, for the three month period ended June 30, 1997. Two areas of non-interest income were responsible for the growth. Net gains on loan sales rose $50,000 from the second quarter 1996 to the second quarter 1997. Loan fees and service charges increased $25,000, or 18%. Commission income dropped $19,000 from $85,000 in the second quarter of 1996 to $66,000 during the second quarter of the current year; although this is a significant decline, a drop in sales was anticipated and fees generated are substantially in line with budgeted expectations.


          Non interest expense grew $14,000, or 1.2%, for the three month period ended June 30, 1997 as compared to the three month period ended June 30, 1996. Compensation and benefit expense, the primary area of increase, grew $70,000, or 10.5%. Compensation increases were due to increased staffing in the commercial loan, marketing, and operations areas. Deposit insurance premiums declined by $70,000 between the two periods as the Federal Deposit Insurance Corporation reduced the rate assessed on each $100 of deposits from $.23 to $.064. Income before income taxes in the second quarter of 1997 showed an increase of $164,000 to $994,000, as compared to $830,000 in the same period in 1996. After federal and state income taxes of $369,000 were applied, the Bank netted a second quarter 1997 after tax profit of $625,000. The Holding Company's effective tax rate fell to 37.1% for the quarter ended June 30, 1997, from 40.2% for the same quarter in 1996.

         Net income for the six month period ended June 30, 1997 grew by 23.4% to $1,202,000 from net income of $974,000 for the six month period ended June 30, 1996.

         Net interest income after the provision for loan losses for the first two quarters of 1997, as compared to the first two quarters of 1996, increased $317,000 or 9.9%. Total interest income for the six month period ended June 30, 1997 increased $810,000, or 10.3%, while interest expense increased $418,000, or 9.1%, when compared to the same period in 1996. These increases are reflective of the increases in interest income on commercial loan, other debt securities, and interest bearing deposits with banks due to rising average balances, and deposit expense increases due to overall rising balances discussed in the second quarter comparisons as well as an increase in other borrowings (including Federal Home Loan Bank advances).

         Non-interest income increased $11,000, or 1.5%, largely due to the same influences describing the second quarter variances above. The increase in non interest expense of $22,000, or 0.9%, is also reflective of the same category increases as described in the second quarter comparisons.

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

Item 6.   Exhibits and Reports on Form 8-K

         Community Bank Shares of Indiana, Inc. has filed three form 8-K reports during the three months ended June 30, 1997.

         A form 8-K report was filed on April 22, 1997 announcing the retirement of the Vice Chairman from the Board of Directors of Community Bank Shares of Indiana, Inc.

         A form 8-K report was filed June 27, 1997 to report the appointment of four new directors to the Board of Directors of Community Bank Shares of Indiana, Inc.

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
                                OF INDIANA, INC.
                                            (Registrant)



     Dated    August 15, 1997               BY:   /s/   Robert E. Yates
     ------------------------                  ------------------------
                                                        Robert E. Yates
                                                        President and CEO


     Dated    August 15, 1997               BY:  /s/    James M.Stutsman
     ------------------------                  -------------------------
                                                        James M.Stutsman
                                                        Chief Financial Officer