Form 10-Q
period 1997-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 1997-11-14
CIK 933590

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
               -----------------------------------------------

                                FORM 10-Q

                               (Mark One)
  (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934


            For the quarterly period ended SEPTEMBER 30,1997

                                    OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________


                        Commission File No. 0-25766


                 Community Bank Shares of Indiana, Inc.

         (Exact name of registrant as specified in its charter)


        Indiana                                      35-1938254
        -------------------------------------------------------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)    Identification Number)


     202 East Spring St., PO Box 939, New Albany, Indiana 47150
     ----------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)


    Registrant's telephone number, including area code 1-812-944-2224


         _________________________________________________________
  Former name, former address and former fiscal year, if changed since last report


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

                 COMMUNITY BANK SHARES OF INDIANA, INC.



                                  INDEX


Part I   Financial
Information                                                               Page


  Item 1.  Financial Statements


     Condensed consolidated statement of financial condition
            September 30, 1997 and December 31, 1996                         3



     Condensed consolidated statement of operations,
            three and nine months ended  September 30, 1997 and 1996         4


     Condensed consolidated statement of cash flows,
            nine months ended September 30, 1997 and 1996                    6


     Notes to condensed consolidated financial statements                    8

     Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations                  9


Part II.  Other Information                                                 11


          Signatures                                                        12


                          PART I - ITEM 1
                    CONSOLIDATED BALANCE SHEETS
               COMMUNITY BANK SHARES OF INDIANA, INC.


                                                       In Thousands
                                               September 30,     December 31,
                                                   1997              1996
                                                 (unaudited)
  ASSETS

  Cash and due from banks                      $       4,635     $      3,657
  Interest bearing deposits with banks                21,213            7,321
  Securities available for sale, at market:
     Mortgage-backed securities                          922            1,029
     Other debt securities                                 0            1,502
  Securities held to maturity:
     Mortgage-backed securities                       22,099           24,724
     Other debt securities                            62,848           55,346
  Mortgage loans held for sale
  Loans receivable, net                              143,902          136,825
  Federal Home Loan Bank stock, at cost                1,575            1,250
  Foreclosed real estate                                 116              101
  Premises and equipment, net                          3,363            3,544
  Accrued interest receivable:
     Loans                                               926              792
     Mortgage-backed securities                          114              137
     Other debt securities                               855              933
  Other assets                                           277              349
       Total Assets                            $     262,845      $   237,510

  LIABILITIES
  Deposits                                     $     193,397      $   176,624
  Advances from Federal Home Loan Bank                28,000           23,000
  Borrowings - repurchase agreements                  12,652           10,702
  Other borrowings                                        84                0
  Advance payments by borrowers for
     taxes and insurance                                 624              210
  Accrued interest payable on deposits                   101               67
  Other liabilities                                      704              738
       Total Liabilities                             235,562          211,341


  STOCKHOLDERS EQUITY
  Common stock of $.10 par value per share,
     Authorized 10,000,000 shares; issued
     1,983,722 shares                                    198              198
  Additional paid in capital                          11,786           11,786
  Retained earnings - substantially restrict          15,372           14,261
  Net unrealized gain/(loss) on assets
     available for sale, net of tax                        2               (1)
  Unearned ESOP shares                                   (75)             (75)
       Total Stockholders Equity                      27,283           26,169

       Total Liabilities and
          Stockholders Equity                   $    262,845      $   237,510




                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 COMMUNITY BANK SHARES OF INDIANA, INC.



                                                    In Thousands
                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30          SEPTEMBER 30
                                         1997     1996         1997     1996

 INTEREST INCOME:
 Loans receivable
    Mortgage loans                    $  1,610 $  1,778     $  4,876 $  5,466
    Commercial loans                     1,166      680        3,093    1,563
    Consumer and other loans               273      198          746      547
 Securities:
    Mortgage-backed securities             375      480        1,161    1,558
    Other debt securities                1,046      919        2,933    2,406
 Federal Home Loan Bank stock               31       24           81       72
 Interest bearing deposits with banks      197       65          455      338
   TOTAL INTEREST INCOME                 4,698    4,144       13,345   11,950

 INTEREST EXPENSE:
 Deposits                                2,273    2,160        6,313    6,217
 Advances from Federal Home Loan Bank
   and other borrowings                    515      255        1,509      775
   TOTAL INTEREST EXPENSE                2,788    2,415        7,822    6,992

   NET INTEREST INCOME                   1,910    1,729        5,523    4,958

 Provision for loan losses                  68        8          155       20

   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES          1,842    1,721        5,368    4,938

 NON-INTEREST INCOME:
 Loan fees and service charges             128      151          438      445
 Net gain on sale of loans                  55       21          149       43
 Net gain on sale of securities              0       15            0       15
 Deposit account service charges           107       90          287      274
 Commission income                          77       63          218      268
 Other income                               19       15           55       46
    TOTAL NON-INTEREST INCOME              386      355        1,147    1,091



                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 COMMUNITY BANK SHARES OF INDIANA, INC.



                                                   In Thousands
                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30          SEPTEMBER 30
                                         1997     1996         1997     1996

 NON-INTEREST EXPENSE
 Compensation and benefits            $    790 $    662      $ 2,249  $ 1,970
 Occupancy and equipment                    97      120          297      353
 Deposit insurance premiums                 25    1,220           77    1,408
 Data processing service                   105       97          321      288
 Other                                     195      180          614      579
   TOTAL NON-INTEREST EXPENSE            1,212    2,279        3,558    4,598

 Income before income taxes              1,016     (203)       2,957    1,431

 Income tax expense                        390      (79)       1,129      581

 NET INCOME                           $    626 $   (124)    $  1,828  $   850

 Net income per share                 $   0.32 $  (0.06)    $   0.92  $  0.43
    (See note 4)



             CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
             COMMUNITY BANK SHARES OF INDIANA, INC.
                          (Unaudited)


                                                                      In Thousands
                                                                    1997       1996

 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                   $    1,828    $    850
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of premiums and accretion of discounts
    on investment and mortgage-backed securities, net                 (45)        27
   Net realized securities gain                                         0        (15)
   Provision (credit) for losses on loans                             155         20
   Proceeds from mortgage loan sales                                9,159      4,562
   Mortgage loans originated for resale                            (8,999)    (4,182)
   Net gain on sales of mortgage loans                               (149)       (43)
   Loss on foreclosed real estate                                       0          0
   Depreciation expense                                               116        175
   Deferred income taxes                                              (84)        58
   (Increase) decrease in accrued interest receivable                 (35)      (257)
   Increase (decrease) in accrued interest payable                     34        (27)
   Increase (decrease) in income taxes payable                        208       (489)
   Increase (decrease) in other assets & other liabilities            318      1,579
      Net cash flows provided by operating activities          $    2,506   $  2,258



 CASH FLOWS FROM INVESTING ACTIVITIES

 Net (increase) decrease in interest bearing deposits           $ (13,896)  $ 11,225
 Proceeds from the sale of securities available  for sale               0      4,416
 Proceeds from maturities of securities available for sale          1,500          0
 Purchases of securities available for sale                             0     (3,500)
 Proceeds from maturities of securities held to  maturity          17,200     13,100
 Purchases of securities held to maturity                         (25,136)   (30,080)
 Principal collected on securities available for sale                 237      2,064
 Principal collected on securities held to maturity                 2,545      2,100
 Loan originations and principal payments on loans, net            (6,848)   (17,390)
 Proceeds from sale of foreclosed real estate                         101          0
 Net increase in premises and equipment                              (180)      (477)
   Net cash flows used by investing activities                  $ (24,477)  $(18,542)




             CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
             COMMUNITY BANK SHARES OF INDIANA, INC.
                          (Unaudited)


                                                                          In Thousands
                                                                   1997      1996

 CASH FLOWS FROM FINANCING ACTIVITIES

 Net increase (decrease) in demand accounts and savings accounts $   (954)  $  1,036
 Net increase (decrease) in certificates of deposits               17,538     15,813
 Repayment of advances from Federal Home Loan bank                 (8,000)   (11,099)
 Advances from Federal Home Loan bank                              13,000      9,000
 Net increase (decrease) in repurchase borrowings                   1,951      2,420
 Sale of stock                                                          0          0
 Cash received on merger of mutual holding company with Bank            0          6
 Dividends paid                                                      (586)      (775)
   Net cash flows provided by financing activities               $  22,949    16,401

 Net increase ( decrease) in cash and due from banks                  978        117

 Cash and due from banks at beginning of period                     3,657      2,943

 Cash and due from banks at end of period                        $   4,63   $  3,060

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash payment for:
       Interest                                                  $  7,788   $  6,244
       Income taxes                                              $  1,054   $    878

 SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

   Proceeds from sales of foreclosed real estate
      financed through loans                                     $    101   $
   Transfers from loans to real estate acquired through
      foreclosure                                                $    116   $     65



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

4.    EARNINGS PER SHARE

         The calculations for weighed average number of shares
outstanding for the three and nine month periods ended September 30, 1997 are as follows:
                                                # of
DATES OUTSTANDING        DAYS       SHARES  (DAYS x SHARES)

7/01/1997 - 9/30/1997     92     1,983,722     182,502,424
1/01/1997 - 9/30/1997    273     1,983,722     541,556,106

         Weighted average shares outstanding for the three month period ended September 30, 1997 are 1,983,722 (182,502,424 shares divided by 92 days). Pro forma earnings per share for the three month period ended September 30, 1997 is 32 cents per share.

         Weighted average shares outstanding for the nine month period ended September 30, 1997 are 1,983,722 (541,556,106 shares divided by 273 days). Pro forma earnings per share for the nine month period ended September 30, 1997 is 92 cents per share.

5.    REGULATORY CAPITAL REQUIREMENTS

         The Company's subsidiary banks are required by federal regulations to maintain minimum amounts of capital. At September 30, 1997, each of the Company's subsidiary banks had capital which substantially exceeded each of the regulatory capital requirements.

                            PART I - ITEM 2
                        MANAGEMENT DISCUSSION AND
                 ANALYSIS OF CONSOLIDATED STATEMENTS OF
                   FINANCIAL CONDITION AND OPERATIONS
                  COMMUNITY BANK SHARES OF INDIANA, INC


FINANCIAL CONDITION

         Total assets of $262.8 million increased $25.3 million or 10.7% over the December 31, 1996 ending balance of $237.5 million. The Company increased short term liquidity in response to actual and potential funding needs over the nine month period ending September 30, 1997. Accordingly, interest bearing deposits with banks increased by $13.9 million to $21.2 million at September 30, 1997. Community Bank Shares continued to restructure its balance sheet, with total loans up $7.1 million or 5.2%, from $136.8 million to $143.9 million. At the same time, total investment securities increased $3.3 million to $85.9
million.   This strategy has contributed to an increase in net interest margin of 8 basis points from 3.04% to 3.12% over the nine month periods ending September 30, 1996 and September 30, 1997, respectively. The interest income to average earning assets ratio over the same period rose 21 basis points to 7.53%, while the interest expense to average interest bearing liabilities ratio increased 7 basis points to 4.80%.

         Total liabilities increased $24.3 million, from $211.3 million to $235.6, which was driven mainly by strong growth in certificates of deposit. Total deposits increased $16.8 million to $193.4 million from December 31, 1996 to September 30, 1997, with CD's growing by $17.5 million over the same period. Advances from the Federal Home Loan Bank decreased $5.0 million over the nine month period, while securities sold under agreements to repurchase increased by $2.0 million.

CAPITAL

         Consolidated total equity was $27.3 million as of September 30, 1997, increasing $1.1 million from $26.2 million as of December 31, 1996. This increase was due primarily to periodic net income less dividends paid to shareholders.

          The banking affiliates are required to maintain acceptable levels of capital in three categories: 1) total capital to risk weighted assets, 2) Tier I capital to risk weighted assets, and 3) Tier I capital to average assets. To be well capitalized, each financial institution must maintain a minimum of 10% capital to risk weighted assets, 6% Tier I capital to risk weighted assets and 5% Tier I capital to average assets. Both Community Bank and Heritage Bank exceeded these requirements as of September 30, 1997.

LIQUIDITY

         The Company's primary sources of funds are deposits; principal and interest payments on loans and mortgage-backed securities; proceeds from maturing debt securities; advances from the Federal Home Loan Bank of Indianapolis; and the sale of stock. The mortgage banking operations also generate funds in the form of proceeds from the sale of loans and loan servicing fees. Regulations require that each of the Company's subsidiaries maintain sufficient liquidity to fund ongoing operations. At September 30, 1997, each of the Company's subsidiaries was in compliance with the minimum liquidity required by law.
Community Bank's short term liquidity was in excess of 15% while Heritage Bank maintained liquidity of over 26%.

RESULTS OF OPERATIONS

         Net Income for the three month period ending September 30, 1997 was $626,000, compared to a loss of $124,000 for the quarter ended September 30, 1996. Net interest income increased by $181,000, or 10.5%, for the quarter ended September 30, 1997 when measured against the same quarter in 1996. This expansion reflected growth in total interest income of $554,000, or 13.4%. This growth came primarily from three areas: (1) commercial loan interest increased $486,000, or 71.5%, due primarily to a $21.3 million increase in average balances of commercial loans for the quarter ended September 30, 1997 compared to the same quarter last year, (2) interest income from interest bearing deposits with banks increased $132,000, or 200.3%, on the basis of a $8.9 million increase in average balances from the third quarter 1996 to the same period in 1997, and (3) interest on other debt securities grew $127,000, or 13.8%, due to an increase in average balances of $5.1 million from the third quarter of 1996 to the third quarter of 1997. Interest on mortgage loans in the third quarter 1997 fell $168,000 from the same quarter in 1996 as the average balances decreased $9.1 million. Interest on mortgage-backed securities decreased $105,000 as the average balances of these securities fell $6.3 million from the third quarter of 1996 to the third quarter of 1997.

         Interest expense, the other component of net interest income, reflected a smaller increase than interest income, rising $373,000, or 15.4%, from third quarter 1996 to third quarter 1997. Interest on deposits, which comprised 81.5% of total interest expense, rose $113,000, or 5.2%. The increase in interest expense on deposits is primarily due to growth in average deposits of $9.9 million from the third quarter of 1996 to the same quarter in 1997. In addition, interest expense on Federal Home Loan Bank advances and other borrowings increased $260,000 from one quarter to the next. During the three month period ended September 30, 1997, an addition of $68,000 was made to the general loan loss reserve. In conjunction with the findings of the internal asset review committee, the provision for loan losses is based on the subsidiary Banks' past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible losses. At September 30, 1997, each subsidiary Bank's general loan loss reserve met or exceeded the minimum loan loss reserve standard established by the internal asset review committee for each Bank.

          Net non interest expense decreased $1,098,000, from $1,924,000 in the third quarter of 1996 to $826,000 in the same period in 1997. Non interest income increased $31,000, or 8.7%, for the three month period ended September 30, 1997 over the same period in 1996. Three areas of non-interest income were primarily responsible for the growth. Net gains on loan sales rose $34,000 from the third quarter 1996 to the third quarter 1997. Service charges on deposits increased $17,000, or 18.8%. Commission income grew $14,000, from $63,000 in the third quarter of 1996 to $77,000 during the third quarter of the current year.


          Non interest expense decreased $1,067,000, or 46.8%, for the three month period ended September 30, 1997 as compared to the three month period ended September 30, 1996. The primary reason for the decrease in non interest expense was a one time special Savings Association Insurance Fund (SAIF) assessment of $1.1 million in the third quarter of 1996 as prescribed by the Omnibus Appropriations Bill signed by President Clinton on September 30, 1996. Compensation and benefit expense grew $128,000, or 19.3%. Compensation increases were due to 1) increased staffing in the commercial loan, marketing, and operations areas, 2) the accrual for profit sharing benefits attributable to 1997 that will be paid in 1998, and 3) the accrual for pension benefits to be paid under the discontinuance of the company's defined benefit pension plan at December 31, 1997. Income before income taxes in the third quarter of 1997 increased to $1,016,000 from a loss before tax of $203,000 in the same period in 1996. Without the special SAIF assessment, income before tax increased $96,000 from the third quarter of 1996 to the third quarter of 1997, from $920,000 to $1,016,000, an increase of 10.4%. After federal and state income taxes of $390,000 were applied, the Bank netted a third quarter 1997 after tax profit of $626,000. The Holding Company's effective tax rate was 38.3% for the quarter ended September 30, 1997, as compared to 38.9% for the same quarter in 1996.

         Net income for the nine month period ended September 30, 1997 grew by 23.4% to $1,828,000 from net income of $850,000 for the nine month period ended September 30, 1996.

         Net interest income after the provision for loan losses for the first three quarters of 1997, as compared to the first three quarters of 1996, increased $430,000 or 8.7%. Total interest income for the nine month period ended September 30, 1997 increased $1,395,000, or 11.7%, while interest expense increased $830,000, or 11.9%, when compared to the same period in 1996. These increases are reflective of the increases in interest income on commercial loan, other debt securities, and interest bearing deposits with banks due to rising average balances, and deposit expense increases due to overall rising balances discussed in the third quarter comparisons as well as an increase in other borrowings (including Federal Home Loan Bank advances).

         Non-interest income increased $51,000, or 5.1%, largely due to the same influences describing the third quarter variances above. The decrease in non interest expense of $1,040,000, or 22.6%, is also reflective of the same category increases as described in the third quarter comparisons.

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

Item 6.   Exhibits and Reports on Form 8-K

         Community Bank Shares of Indiana, Inc. has filed no form 8-K reports during the three months ended September 30, 1997.

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



     Dated    August 15, 1997       BY:      /s/   Robert E. Yates
                                                   Robert E. Yates
                                                   President and CEO


     Dated    August 15, 1997       BY:      /s/   James M. Stutsman
                                                   James M. Stutsman
                                                   Chief Financial Officer