Form 10-K
period 1997-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 1998-03-27
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                    [X] Annual Report Pursuant to Section 13
                       or 15(d) of the Securities Exchange
                           Act of 1934 [NO FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1997
                                       OR
                  [ ] Transition Report Pursuant to Section 13
                   or 15(d) of the Securities Exchange Act of
                             1934 [NO FEE REQUIRED]

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

As of March 25, 1998, there were issued and outstanding 1,983,722 shares of the Registrant's Common Stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the asked price of $23.875 per share of such stock as of March 25, 1997, was approximately $38.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE


Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 1997.

Part III of Form 10-K - Joint Proxy Statement/Prospectus for the 1998 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

General

         Community Bank Shares of Indiana, Inc. (the Company) is a bank holding company of Community Bank of Southern Indiana, (Community) and Heritage Bank of Southern Indiana, (Heritage) two wholly-owned subsidiaries. Community and Heritage are state chartered stock commercial banks headquartered in New Albany, Indiana and Jeffersonville, Indiana, respectively. Community and Heritage are regulated by the Indiana Department of Financial Institutions and the Federal Deposit of Insurance Corporation.

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

         On January 3, 1996, the Company capitalized Heritage Bank of Southern Indiana, a newly organized state chartered commercial bank, for a total investment of $4,150,000. Heritage began operations as of January 8, 1996, and provides a variety of banking services to individuals and business customers through its office in Jeffersonville, Indiana.

         The Company had total assets of $254.1 million, total deposits of $186.0 million, and stockholders' equity of $27.7 million as of December 31, 1997. The Company's principal executive office is located at 202 East Spring Street, New Albany, Indiana 47150, and the telephone number at that address is
(812) 944-2224.

         The Company's  two  subsidiaries  are   community-oriented   financial
institutions offering a variety of financial services to their local community. The subsidiaries are engaged primarily in the business of attracting deposits from the general public and using such funds to originate mortgage loans for the purchase of single-family homes in Floyd and Clark Counties, Indiana, and in surrounding communities and the origination of small to medium sixed business loans. The subsidiaries primary lending activity involves the origination of 15- and 30-year fixed-rate and adjustable-rate mortgage ("ARM") loans secured by single family residential real estate loans and various term business related real estate loans. Depending on each subsidiary's liquidity, interest rate risk and balance sheet positions, fixed-rate mortgage loans are originated for inclusion in the retained loan portfolio or sale in the secondary market, while ARM loans are originated primarily for retention in each subsidiary's portfolio. Fixed-rate mortgage loans are originated primarily for sale in the secondary market, while ARM loans are retained in the subsidiary's portfolio. To a lesser extent, the subsidiaries makes home equity loans secured by the borrower's principal residence and other types of consumer loans such as auto loans.

        Although Community holds a small amount of multi-family residential real estate loans in its portfolio, the Company does not emphasize the origination of such loans. The Company's affiliates make secured and unsecured business loans to local businesses and professional organizations. In addition, the Company invests in mortgage-backed securities issued or guaranteed by GNMA, FNMA, or FHLMC, and in securities issued by the United States Government and agencies thereof.

                        THE CONVERSION AND REORGANIZATION

         On October 18, 1994, the Boards of Directors of the Community Savings Bank, FSB (predecessor to Community Bank of Southern Indiana) and Community Bank Shares, M.H.C. (the MHC), the predecessor to Community Bank Shares of Indiana, Inc., adopted a Plan of Conversion and Agreement and Plan of Reorganization (the
Plan). Pursuant to the Plan, (i) the MHC, which owned approximately 51 percent of Community Savings Bank (the Bank), converted from mutual to stock form and simultaneously merged with and into the Bank, with Community Savings Bank being the surviving entity; (ii) the Bank then merged into an interim savings bank formed as a wholly-owned subsidiary of Community Bank Shares of Indiana, Inc. (the Company), a newly organized Indiana corporation, with Community being the surviving entity; and (iii) the outstanding shares of Community common stock (other than those held by the MHC, which were canceled) were converted into shares of common stock of the Company. Pursuant to the Plan, the Company then sold additional shares equal to approximately 51 percent of the common shares of the Company.

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

         The success of the current business strategy is reflected in the consistent increases in capital and a retail growth strategy that has included upgrading two limited service offices to full service offices, opening two full service branch offices to attract retail customers and the formation of a second subsidiary bank, Heritage Bank of Southern Indiana, which in addition to traditional banking services sells alternative financial products as well.

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

Lending Activities

         General. At December 31, 1997, the Company's net portfolio of loans receivable (including loans classified as held for sale) totaled $143.8 million, representing approximately 56.6% of the Company's total assets at that date. The principal lending activity of the Company is the origination of single-family residential loans and secured and unsecured commercial business loans to local business and professional organizations. To a lesser extent the Company also originates residential construction loans and consumer loans (consisting primarily of home equity loans secured by the borrower's principal residence.) In addition, the Company also originates secured and unsecured commercial business loans to local business and professional organizations. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans.

         Since the early 1980's, the Company has worked to make its interest earning assets more interest rate sensitive by actively originating ARM loans, adjustable rate second mortgage loans and home equity loans, and short-term or adjustable consumer loans. Since the early 1990's, the Company has diligently increased the percentage of local commercial loan originations and outstandings.

         The Company continues to actively originate fixed-rate mortgage loans, generally with terms to maturity of between 15- to 30- years terms and secured by one-to-four family residential properties. One-to-four family fixed-rate loans generally are originated for retention in the loan portfolio or resale in the secondary mortgage market. The Company sells mortgage loans with servicing either retained or released. The Company earns service fee income on those loans where servicing is retained.

         The Company also originates interim construction loans on one-to-four family residential properties, mortgage loans secured by multi-family residential properties, and consumer loans for a variety of purposes, including home equity loans, home improvement loans and automobile loans.

Analysis of Loan Portfolio

         Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated. The table does not include mortgage-backed securities as the Company classifies such securities as investment securities.

Analysis of Loan Portfolio

                                                                               At December 31,
                                          ------------------------------------------------------------------------------------------
                                                     1997                            1996                            1995
                                          ---------------------------     ---------------------------     --------------------------
Conventional real estate loans:                                             (Dollars in Thousands)

     Residential interim
        Construction loans                    $  1,981         1.38%          $  3,184         2.33%          $  2,583         2.19%
     Residential                                82,184        57.14%            89,097        65.11%            91,451        77.39%
     Commercial real estate                     21,803        15.16%            16,954        12.39%             7,403         6.26%
Commercial business loans (1)                   27,929        19.42%            20,191        14.76%            11,769         9.96%
                                          -------------   -----------     -------------   -----------     -------------   ----------
         Total real estate loans              $133,897        93.10%          $129,426        94.59%          $113,206        95.80%


Consumer Loans:
     Savings account loans                         874         0.61%               593         0.43%               458         0.39%
     Equity lines of credit (2)                  6,846         4.76%             5,215         3.82%             4,045         3.42%
     Automobile loans                            1,570         1.09%             1,344         0.98%             1,042         0.88%
     Other (2) (3)                               2,327         1.62%             2,167         1.58%             1,335         1.13%
                                          -------------   -----------     -------------   -----------     -------------   ----------
         Total consumer loans                  $11,617         8.08%            $9,319         6.81%            $6,880         5.82%

Less:
     Loans in process                              836         0.58%             1,245         0.91%             1,282         1.08%
     Deferred loan origination fees
       and costs, net                               22         0.02%                10         0.01%                34         0.03%
     Allowance for loan losses                     837         0.58%               655         0.48%               600         0.51%
                                          =============   ===========     =============   ===========     =============   ==========
         Total loans, net                     $143,819       100.00%          $136,835       100.00%          $118,170       100.00%
                                          =============   ===========     =============   ===========     =============   ==========



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

Type of Security

                                                                              At December 31,
                                        -------------------------------------------------------------------------------------------
                                                    1997                           1996                           1995
                                                    ----                           ----                           ----
Type of Security
                                                          (Dollars in Thousands)
Residential real estate:
      1 to 4 family (1)                   $   80,857       56.22%         $  88,777       64.88%         $  89,718          75.92%
      Other dwelling units                     3,308        2.30%             3,504        2.56%             4,316           3.65%
Commercial real estate                        21,803       15.16%            16,954       12.39%             7,403           6.26%
Equity lines of credit                         6,846        4.76%             5,215        3.82%             4,045           3.42%
Commercial business                           27,929       19.42%            20,191       14.76%            11,769           9.96%
Savings accounts                                 874         .61%               593        0.43%               458           0.39%
Automobile loans                               1,570        1.09%             1,344        0.98%             1,042           0.88%
Other (2)                                      2,327        1.62%             2,167        1.58%             1,335           1.13%
                                        -------------  -----------      ------------   ----------     -------------   -------------
             Total                        $  145,514      101.18%          $138,745      101.40%          $120,086         101.62%

Less:
      Loans in process                           836         .58%             1,245        0.91%             1,282           1.08%
      Deferred loan origination fees
        and costs, net                            22         .02%                10        0.01%                34           0.03%
      Allowance for loan losses                  837         .58%               655        0.48%               600           0.51%
                                        -------------  -----------      ------------   ----------     -------------   -------------
             Total loans, net              $ 143,819      100.00%          $136,835      100.00%          $118,170         100.00%
                                        =============  ===========      ============   ==========     =============   =============


(1) Includes construction loans converted to permanent loans.
(2) Includes unsecured personal loans, education loans and home improvement loans.

Related Party Transactions

     The following table represents the indebtedness of certain directors, officers and their associates as of December 31, 1997. Such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than normal risk of collectibility or present other unfavorable features.

                                                                                                   Loan Balance/Line of
                                                                       Line of Credit/Loan                Credit
          Name                            Position                       Total Available                 Disbursed
--------------------------   ------------------------------------    -------------------------    -----------------------
Robert J. Koetter, Sr.       Director                                           $976,132.28                  $976,132.28
Gary L. Libs                 Director                                            778,169.43                   778,169.43
M. Diane Murphy              Senior Vice President                               102,677.84                    77,962.00
Timothy T. Shea              Director                                            196,034.72                   196,034.72
Kerry M. Stemler             Director                                          1,950,791.85                 1,344,191.85
James M. Stutsman            Senior Vice President                               118,710.53                   118,710.53
Robert E. Yates              President and CEO                                   111,164.11                    83,925.47
C. Thomas Young              Chairman of Board of Directors                      569,859.74                   504,162.88
Steven Stemler               Director                                             82,929.04                    52,929.04
Dale Orem                    Director                                            197,984.16                   194,586.56

Loan Maturity Schedule

     The following table sets forth certain information at December 31, 1997, regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are shown as being due in the period in which interest rates are next scheduled to adjust. Fixed rate loans are shown as being due in the period in which the contractual repayment is due.

                                     Within one  One through  Three through  Five through  Ten through     Beyond
                                        year     three years    five years     ten years   twenty years  twenty years      Total
                                   ------------------------------------------------------------------------------------------------
   Real estate mortgages:
    Adjustable                        $ 23,313     $ 19,294     $  8,702      $     938     $      --      $     --     $   52,247

    Fixed                                2,671        4,010        7,837          6,653         6,046         1,892         29,109

   Second mortgages                         60          143          471            835         1,096           204          2,809

   Installment                           2,252        1,688        2,173          2,852         2,613            39         11,617

 Commercial business
     financial and agricultural         22,021       10,200       12,914          2,513         2,084            --         49,732
                                   ------------  -----------   ----------    -----------   -----------  ------------   ------------
              Total                   $ 50,317    $  35,335     $ 32,097      $  13,791     $  11,839     $   2,135      $ 145,514
                                   ============  ===========   ===========   ===========   ===========  ============   ============

         The following table sets forth the dollar amount of all loans due after December 31, 1997, which have fixed rates and have floating or adjustable interest rates.


                                        Predetermined         Floating or
                                            rates          Adjustable rates          Total
                                      ------------------ --------------------  -----------------
Real estate mortgage                          $  29,109            $  55,056         $   84,165
Commercial business loans                        17,731               32,001             49,732
Consumer                                         10,445                1,172             11,617
                                      ------------------ --------------------  -----------------
             Total                            $  57,285            $  88,229          $ 145,514
                                      ================== ====================  =================


         Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company's primary market area. The majority of the Company's residential mortgage loans consist of loans secured by owner-occupied, single family residences. At December 31, 1997, the Company had $80.9 million, or 56.2 percent of its net loan portfolio, invested in loans secured by one-to-four family residences.

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

         The Banks' fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding fro significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         The Company's ARM loans adjust annually with interest rate adjustment limitations of 2 percentage points per year and 6 percentage points over the life of the loan. The Company also makes ARM loans with interest rates that adjust every one, three or five years. The interest rate on ARM loans is based on the one-year, three-year or five-year U.S. Treasury Constant Maturity Index commensurate with the applicable like term mortgage plus 275 basis points. The Company's policy is to qualify borrowers for ARM loans based on the fully indexed rate of the ARM loan. That is, a borrower is qualified for an ARM loan by evaluating the borrower's ability to service the loan at an interest rate equal to the maximum annual rate increase added to the current index. ARM loans totaled $52.2 million, or 36.3 percent of the Bank's total loan portfolio at December 31, 1997.

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


         The Company has limited its real estate loan originations to properties within its primary market area since 1988. However, during the five year period through 1988, the Company purchased at par approximately $45 million of one-to-four family residential loans from its wholly owned service corporation subsidiary, First Community Service Corp. (the "Service Corporation"). Of this original $45 million, $9.8 million was still outstanding as of December 31, 1997. The Service Corporation operated loan production offices in Port St. Lucie, Naples, and West Palm Beach, Florida and Louisville, Kentucky. The offices originated primarily one-year ARM loans with 30 year terms, and to a lesser extent, one-year ARM loans with 15 year terms. During this same period, the Company purchased for its portfolio approximately $15.0 million of one-to-four family mortgage loans in several packages from various banks and mortgages companies. Of this original $15 million, $5.1 million was still outstanding as of December 31, 1997. The mortgages purchased were predominantly ARM loans with annual rate adjustments. These purchased loans, both from the Service Corporation and from outside sources, accounted for the majority of the Company's variable rate, one-to-four family residential mortgage loans from 1983 through 1988.

         Concentration on lending exclusively in the Company's primary market area, and increasing both its portfolio of investment securities and increasing the Company's commercial and consumer loan portfolio has caused the Company's loan portfolio of residential loans to decline from $116.7 million at December 31, 1989, to $84.2 million at December 31, 1997.

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

         Construction Loans. The Company originates loans to finance the construction of owner-occupied residential property. At December 31, 1997, the Company had $ 2.0 million or 1.4 percent of its total gross loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals for the purpose of constructing a personal residence or to local real estate builders and developers. Construction loans generally are made with either adjustable or fixed-rate terms of up to six months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Company at the end of the construction period or to be terminated upon receipt of permanent financing from another financial instituion.

         Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $21.8 million, or 15.2 percent, of the Company's total net loan portfolio at December 31, 1997. The Company's permanent commercial real estate loans are secured by improved property such as offices, small business facilities, apartment buildings, nursing homes, warehouses and other non-residential buildings, most of which are located in the Company's primary market area and most of which are to be used or occupied by the borrowers. Commercial real estate loans have been offered at adjustable interest rates and at fixed rates with balloon provisions at the end of the term financing. The Company continues to originate commercial real estate loans, commercial real estate construction loans and land loans.

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

         Commercial Business Loans. The Company also originates non-real estate related business loans to local small businesses and professional organizations. Commercial business loans accounted for approximately $27.9 million or 19.4 percent of the Company's loan portfolio of December 31, 1997. This type of commercial loan has been offered at both variable rates and fixed rates with balloon payments required at maturity.

         The Company intends to increase its origination of commercial business loans. Such loans generally have shorter terms and higher interest rates than mortgage loans. However, commercial business loans also involve a higher level of credit risk because of the type and nature of the collateral.

         Consumer Loans. As of December 31, 1997, consumer loans totaled $11.6 million or 8.1 percent of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are equity lines of credit, auto loans, home improvement loans, and loans secured by deposit accounts. Equity lines of credit are predominately made at rates which adjust periodically and are indexed to the prime rate. Some consumer loans are offered on a fixed-rate basis depending upon the borrower's preference. The Company's equity lines of credit are generally secured by the borrower's principal residence and a personal guarantee. At December 31, 1997, equity lines of credit totaled $ 6.8 million, or 59.0 percent of consumer loans.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Credit worthiness of the applicant is of primary consideration, however. The underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

         Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan sales staff, real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is made to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an independent appraiser approved by the Company undertakes an appraisal of the real estate intended to secure the proposed loan. A loan application file is first reviewed by the Company's loan department and then, depending on the amount of the loan, is submitted for approval to a loan committee consisting of at least two senior officers of the Company, or their designee, and subsequently ratified by the full Board of Directors. One-to-four family residential mortgage loans with principal balances in excess of $500,000 and multi-family and commercial real estate loans with principal balances in excess of $500,000 must be submitted by the loan department directly to the Executive Loan Committee of the Board of Directors for approval. Once the Board of Directors ratifies or approves a loan, a loan commitment is promptly issued to the borrower.

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property serving as collateral and such insurance must be maintained during the full term of the loan. Title insurance or an attorney's opinion based on a title search of the property is required on all loans secured by real property.

         Loan Originations, Purchases and Sales. The Company originated approximately 96.0 percent of all loans in the Company's portfolio at December 31, 1997. The Company no longer purchases loans originated by others. The following table sets forth the Company's gross loan originations and loans sold for the periods indicated.

                                            Years Ended December 31,
                                     ------------------------------------
                                           1997        1996        1995
                                           ----        ----        ----
Loans originated:
      Interim Construction loans        $  2,725   $   4,612   $   4,688
      Residential                         15,045      16,231      16,814
      Commercial real estate              10,464      16,070       5,118
      Consumer loans                       3,140       6,796       2,602
      Commercial business loans           10,910       6,471      17,031
                                     ====================================
            Total loans originated      $ 42,284   $  50,180   $  46,253
                                     ====================================

Loans sold:
      Whole loans                      $   8,290   $   5,743   $   3,974
                                     ====================================

         Loan Commitments. The Company issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked-in. If a loan is not scheduled to close immediately after approval, the Company charges a fee for a loan commitment based on a percentage of the loan amount. The loan commitment fee is credited towards the closing costs of the loan if the borrower receives the loan from the Company. If the potential borrower chooses to borrow funds from another institution, the commitment fee is forfeited. At December 31, 1997, the Company had commitments to originate loans of $3.6 million, as well as commitments to fund the undisbursed portion of construction loans in process of $836,000.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Company generally receives loan origination fees. The Financial Accounting Standards Board ("FASB") in December 1986 issued SFAS No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS No. 91 are recognized into income immediately upon the sale of the related loan. At December 31, 1997, the Company had $ 22,277 of outstanding net deferred loan fees and costs.

         In addition to loan origination fees, the Company also receives other fees and service charges which consist primarily of late charges and loan servicing fees on loans sold. The Company recognized loan servicing fees on loans sold and late charges of $199,940, $205,453, and $211,122 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         Loans to One Borrower. Under FIRREA, current regulations limit loans to one borrower in an amount equal to 15 percent of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10 percent of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, but not real estate). Under FIRREA, the Company's subsidiaries had maximum loan to one borrower limits of approximately $ 3.4 million and $ 652,000 at December 31, 1997, for Community Bank and Heritage Bank, respectively. The Company's subsidiaries are in compliance with the loans-to-one borrower limitations.

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

         Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value, less cost to sell. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value. At December 31, 1997, the Company did not own any property acquired as the result of foreclosure or by deed in lieu or foreclosure.

         The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated. At December 31, 1997, the Company had no restructured loans within the meaning of SFAS No. 15. It is the Company's policy to generally not accrue interest on loans delinquent more than 90 days.

                                                                           At December 31,
                                              1997             1996            1995            1994            1993
                                              ----             ----            ----            ----            ----
                                                                           (In thousands)
Loans accounted for on
a non-accrual basis:
     Residential mortgage loans             $    103        $     207      $       27       $     576       $     771
     Commercial real estate                       --               --              --              --              --
     Consumer                                     22               --              --               2              --
                                         ============    =============   =============    ============    ============
           Total                            $    125        $     207      $       27       $     578       $     771
                                         ============    =============   =============    ============    ============


Percentage of total loans                        .09%            0.15%           0.02%           0.09%           0.78%
Foreclosed real estate (1)                 $      --        $     101      $       --       $     102       $   3,213
                                         ============    =============   =============    ============    ============


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

                                                                   Year Ended December 31,
                                                                        (In thousands)
                                                             1997            1996            1995
                                                             ----            ----            ----
Gross interest income that would
     have been recorded if all non-accrual
     loans were on a current basis                            $    11      $       13      $       10
                                                         =============   =============    ============

Gross interest income actually recorded                       $    --      $        2      $        5
                                                         =============   =============    ============

         The following table sets forth information with respect to the Banks' delinquent loans at December 31, 1997:

                                                         At December 31, 1997    Number of loans
                                                       ----------------------- -------------------
                                                             (In thousands)
Residential real estate:
      Loans (30 to 89 days delinquent)                             $     315                   6
      Loans more than 90 days delinquent                                 294                   5
Commercial real estate loans:
      (30 days or more delinquent)                                       550                   6
Consumer loans  (30 to 89 days delinquent)                               314                   7
                                                       ======================= ===================
                  Total                                             $  1,473                  24
                                                       ======================= ===================


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

         An insured institution is required to establish and maintain an allowance for loan losses at a level that is adequate to absorb estimated credit losses associated with the loan portfolio, including binding commitments to lend. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. When an insured institution classifies problem assets as "loss," it is required either to establish an allowance for losses equal to 100% of the amount of the assets, or charge off the classified asset. The amount of its valuation allowances is subject to review by the FDIC which can order the establishment of additional general loss allowances. The Banks review the loan portfolio monthly to determine whether any loans require classification in accordance with applicable regulations.

         At December 31, 1997, the Banks had $771,185 classified as special mention assets, $482,813 classified as substandard assets, and no assets classified as impaired assets.

         Allowance for Loan Losses. Management's policy is to provide for estimated losses in the Banks' loan portfolio based on management's evaluation of the probable losses that may be incurred. The allowance for loan losses is maintained at a level believed adequate by management to absorb credit losses inherent in the portfolio. Such evaluation, which includes a review of all loans for which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair market value of the underlying collateral, past loss experience, volume, growth, and composition of the portfolio. During 1995 the Company credited $58,000 to the provision for losses on loans. In 1997 and 1996 the Company charged approximately $210,000 and $67,000, respectively, to the provision for losses on loans. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

         Analysis of the Allowance For Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated.

                                                       At December 31,
                                               1997           1996            1995
                                               ----           ----            ----
                                                       (In thousands)
Total loans outstanding                    $  143,819     $  136,835      $  120,086

Average loans outstanding                     141,825        128,034         116,279


Allowance balance
    (at beginning of period)               $      655     $      600      $      541

Provision (credit)
    Residential                                    70              7               6

    Commercial                                    132             17              15

    Consumer                                        8             43              37


Recoveries (charge offs), net
    Residential                                  (11)            (4)               1

    Commercial                                   (10)              -               -

    Consumer                                      (7)             16               -

                                         -------------  -------------   -------------
    Allowance balance (at end of
        period)                             $     837      $     655       $     600
                                         =============  =============   =============

Allowance for loans losses as
    a percent of total loans
    outstanding                                  .58%           .48%           0.50%
Net loans charged off as a
    percent of average loans
    outstanding                                  .02%           .01%           0.00%

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

                                                           At December 31,
                                     1997                       1996                        1995
                                     ----                       ----                        ----
                                                           (in thousands)
Residential loans           $     183       22.0%      $     197        30.0%     $       60       10.0%
Commercial loans                  561       67.0%            393        60.0%            150       25.0%
Consumer loans                     93       11.0%             65        10.0%            390       65.0%
                          ========================   =========================  =========================
             Total          $     837      100.0%      $     655       100.0%      $     600      100.0%
                          ========================   =========================  =========================


Investment Activities

         In recent years, the Banks' have sought to increase the percentage of its assets invested in securities issued or guaranteed by the U.S. Government or an agency thereof. The emphasis on the Banks' investment portfolio has been to
(i) improve the Banks' interest rate sensitivity by reducing the average term to maturity of the Banks assets, (ii) improve liquidity, and (iii) effectively reinvest excess funds.

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

Securities Analysis
       The following table sets forth the securities portfolio as of December 31 for the years indicated.

                                                                       1997                                 1996
                                                      -------------------------------------- -----------------------------------
                                                          Fair       Amortized   Percent of      Fair     Amortized  Percent of
                                                          Value        Cost      Portfolio       Value       Cost    Portfolio
Securities Held to Maturity (1)
Debt securities:
       U.S. Government:
            Due in one year or less                            --           --        --             --          --         --
            Due after one year through five years              --           --        --             --          --         --
Federal Agency:
            Due in one year or less                     $   6,434    $   6,500      7.03%      $  4,985   $   5,000       5.96%
            Due after one year through five years       $   7,500    $   7,500      8.11%      $ 15,873   $  16,000      19.08%
            Due after five years through ten years      $  38,060    $  38,006     41.09%      $ 26,883   $  27,197      32.43%
            Due after ten years                         $  11,942    $  12,000     12.97%      $  4,419   $   4,500       5.37%
       Municipal
            Due after one year through five years       $     635    $     635       .69%            --          --         --
            Due after five years through ten years      $     910    $     883       .95%      $    626   $     637       0.76%
            Due after ten years                         $   1,194    $   1,130      1.22%      $  2,060   $   2,012       2.40%
Mortgage backed securities (3)                          $  23,585    $  23,387     25.28%      $ 24,689   $  24,724      29.49%
                                                      ====================================   ===================================
            Total securities held to maturity           $  90,260    $  90,041     97.35%      $ 79,535   $  80,070      95.49%
                                                      ====================================   ===================================
Nonmarketable equity securities
       FHLB stock                                       $   1,575    $   1,575      1.70%      $  1,250   $   1,250       1.49%
                                                      ------------------------------------   -----------------------------------
Securities available for sale(2) Debt securities:
Federal Agency:
  Due in one year or less
  Due after one year through five years                        --           --        --       $  1,502   $   1,500       1.79%
  Due after five years through ten years                       --           --        --             --          --         --
  Due after ten years                                          --           --        --             --          --         --
Mortgage backed securities(3)                           $     883    $     878       .95%      $  1,029   $   1,034       1.23%
                                                      ====================================   ===================================
  Total securities available for sale                   $     883    $     878       .95%      $  2,531   $   2,534       3.02%
                                                      ====================================   ===================================


(1) Securities held to maturity are carried at amortized cost.
(2) Securities available for sale are carried at fair value at December 31, 1997. Effective January 1, 1994, the Company adopted Financial Accounting Standards Board ("FASB") No. 115. See note 1 of Notes to Consolidated Financial Statements included in the Annual Report for a discussion of FASB 115. Prior to that date, securities available for sale were carried at the lower of amortized cost or fair value.
(3) The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

Sources of Funds

         General. The major source of funds for the Company is dividends from its subsidiaries, the Banks, which are limited by FDIC regulations. See "Limitations of Capital Distributions." The following discusses the sources of funds for the Banks. Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, the Banks derive funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and advances from the FHLB of Indianapolis. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

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

Jumbo certificates of deposit with principal amounts of $100,000 or more constituted $28.3 million, or 15.2 percent of the Company's total deposit portfolio at December 31, 1997. Jumbo deposits include deposits from various business entities, individuals and local governments and authorities. Jumbo deposits make the Banks susceptible to large deposit withdrawals if one or more depositors withdraw deposits. Such withdrawals may adversely impact the Banks' cost of funds, liquidity and funds available for lending. However, as part of the Banks' asset/liability management strategy, each entity and the Company as a whole attempts to reduce this risk by matching the maturities of its jumbo deposits with the maturities or repricing intervals of a similar amount of assets such as investment securities or mortgage-backed securities.

Deposit Flow
      The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company's affiliate Banks at the dates indicated.

                                Balance at     % of       Increase                Balance at     % of       Increase
                                 12/31/97    Deposits     (Decrease)               12/31/96    Deposits     (Decrease)
Checking accounts               $  33,428       18.0%     $   2,076              $   31,352       17.8%    $  10,397
Jumbo certificates                 28,328       15.2%         2,658                  25,670       14.5%        6,496
Passbook and regular savings       31,377       16.9%        (1,210)                 32,666       18.5%      (13,863)
One-to-twelve month money
     market certificates           28,425       15.3%        (3,009)                 31,489       17.8%        2,435
12 to 60 month certificates        53,657       28.8%         8,196                  45,327       25.7%        2,716
IRA certificate accounts           10,806        5.8%           686                  10,120        5.7%          352
                              =======================================           ======================================
      Total                     $ 186,021      100.0%     $   9,397               $ 176,624      100.0%    $   8,533
                              =======================================           ======================================

                                Balance at     % of       Increase
                                 12/31/95    Deposits     (Decrease)
Checking accounts               $  20,955       12.5%    $    (821)
Jumbo certificates                 19,174       11.4%         (365)
Passbook and regular savings       46,529       27.7%      (12,207)
One-to-twelve month money
      market certificates          29,054       17.3%         5,616
12 to 60 month certificates        42,611       25.3%           872
IRA certificate accounts            9,768        5.8%         1,067
                              =======================================
      Total                     $ 168,091      100.0%    $  (5,838)
                              =======================================

Deposits

      Consolidated deposits of the Banks as of December 31, 1997, were represented by the various types of savings programs described below.

Weighted
Average                                                                                          Percentage
Interest               Minimum                                       Minimum                      of Total
 Rate                   Term                 Category                 Amount       Balance         Savings
 ----                  -------           ------------------------  ----------   ------------     ----------
                                                                                (in thousands)
                                         Non-interest bearing
   --                   None                checking accounts            250    $    10,544            5.7%
                                         Interest bearing
 2.65%                  None                checking accounts            500         22,884           12.3%
                                         Passbook and
 3.38%                  None                statement accounts           250         30,731           16.5%
 3.01%                  None             IRA Passbook accounts           100            646            0.3%
                                                                   ----------   ------------     -----------
                                                                                $    64,805           34.8%
                                         Certificates of Deposit
                                         ------------------------
 4.81%           1  -   5  months        Fixed term,   fixed rate      1,000    $        97            0.1%
 4.58%           6  -  11  months        Fixed term,   fixed rate        500         11,113            6.0%
 5.22%          12  -  17  months        Fixed term,   fixed rate        500         19,804           10.6%
 5.75%          18  -  29  months        Fixed term,   fixed rate        500         26,335           14.2%
 6.10%          30  -  35  months        Fixed term,   fixed rate        500          6,562            3.5%
 6.00%          36  -  59  months        Fixed term,   fixed rate        500          7,821            4.2%
 5.67%          (a)                      IRA accounts                    500         10,806            5.8%
 5.57%          (a)                      Jumbo                       100,000         28,328           15.2%
 6.02%           + 60  months                                            500         10,350            5.6%
                                                                  -----------   ------------     -----------
                                                                                    121,216           65.2%

                                                                                $   186,021          100.0%
                                                                                ============     ===========


(a) IRA accounts and jumbo certificates of deposits are generally offered with various maturities from seven days to over 60 months.

Time Deposits by Rates. The following table sets forth the time deposits classified by rates as of the dates indicated.

                                                       At December 31,
Weighted Average Rate                        1997            1996           1995
0.00   -   3.99%                           $    --         $    --        $   715

4.00   -   6.00%                            89,533          87,995         69,617

6.01   -   8.00%                            31,673          24,593         30,076

8.01  -  10.00%                                 10              18            199

                                      =============   =============   ============
                                          $121,216        $112,606       $100,607
                                      =============   =============   ============



Time Deposit Maturity Schedule. The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                    Less than           1 - 2           2 - 3           After
Weighted Average Rate               One Year            Years           Years          3 Years         Total
                                                                   (In thousands)
0.00   -   3.99%                    $          --    $         --     $        --    $        --    $         --
4.00   -   6.00%                           66,637          15,773           5,111          2,012          89,533
6.01   -   8.00%                           11,507          15,784           3,301          1,081          31,673
8.01   -  10.00%                                1               4               5             --              10
                                ==================   =============   =============   ============   =============
                                         $ 78,145        $ 31,561        $  8,417       $  3,093        $121,216
                                ==================   =============   =============   ============   =============

Time Deposits. The following table indicates the amount of jumbo certificates of deposits (i.e. $100,000 or greater balance) by time remaining until maturity as of December 31, 1997.

                                                                     Certificates
      Maturity Period                                                of Deposits
                                                                    (in thousands)
Three months or less                                                    $  14,136
Three through six months                                                    5,668
Six through twelve months                                                   2,801
Over twelve months                                                          5,723
                                                                     =============
   Total                                                                $  28,328
                                                                     =============

Deposit Activity. The following table sets forth the deposit activities for the periods indicated. Balances are reported in thousands.

                                                          1997             1996           1995
                                                                      (In thousands)
Deposits                                                 $1,273,895       $1,030,642      $755,574
Withdrawals                                               1,269,871        1,027,570       767,338
                                                     ---------------   --------------  ------------
Net increase (decrease)
   before interest credited                                   4,024            3,072       (11,764)
Interest credited                                             5,373            5,462         5,926
                                                     ---------------   --------------  ------------
Net increase (decrease)
     in deposits                                             $9,397           $8,534       $(5,838)
                                                     ===============   ==============  ============

         In the unlikely event of liquidation of either of the Banks, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company as sole stockholder of the Banks.

         Borrowings. Deposits are the primary source of funds of the Banks' lending and investment activities and for its general business purposes. The Banks, if the need arises, may rely upon advances from the FHLB of Indianapolis and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by a blanket collateral pledge of the unpaid principal balance of permanent 1-4 family residential loans. At December 31, 1997, the Banks had $27,000,000 of advances outstanding from the FHLB of Indianapolis.

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

         Short-term Borrowings. The Banks also obtain funds through the offering of retail repurchase agreements. Retail repurchase agreements represent overnight borrowings from deposit customers secured by debt securities under the control of the Banks. As of December 31, 1997, the Banks had $12.1 million of retail repurchase agreements outstanding. In addition, Community Bank maintains a $2,000,000 line of credit with the FHLB of Indianapolis in the event of a need for funds in an overnight capacity.

         The following table sets forth certain information regarding borrowings by the Company at the end of and during the periods indicated:

                                                                    At December 31,

                                                              1997        1996       1995
Weighted average rate paid on:
   FHLB advances                                              5.77%       5.65%      5.68%
   Retail repurchase agreements                               4.77%       4.47%        --

                                                                 During the Year Ended
                                                                      December 31,

                                                              1997        1996        1995
Maximum amount of borrowings Outstanding at any month end:
   FHLB Advances                                            $29,500     $23,000    $ 21,099
   Retail repurchase agreements                             $15,165     $12,496          --

Approximate average short-term
   Borrowings outstanding with Respect to :
   FHLB Advances(1)                                         $12,625    $ 10,550    $  9,354
   Retail repurchase agreements                             $12,100      $1,797          --

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

         The FDIC and DFI regularly examine the Banks and prepares a report for the consideration of each Bank's Board of Directors on any deficiencies that it may find in the Banks' operations. Each Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

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

         State banks are subject to the same current national bank limits on maximum loans to one borrower. Generally, banks may not lend to a single or related group of borrowers on an unsecured basis an amount in excess of the greater of $500,000 or 15 percent of the bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10 percent of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities, but generally does not include real estate. See "Lending Activities -- Loans to One Borrower" for a discussion of the effect of this requirement on the Bank.

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

Federal Regulations

         Section 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interest of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 1997 the Bank was in compliance with the above restrictions.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiaries to maintain minimum amounts and ratios of total and Tier I Capital to risk weighted assets and of Tier I capital to average assets. As of December 31, 1997, the Company met all capital adequacy requirements to which it is subject.

         The following table sets forth the Company's capital position at December 31, 1997, as compared to the minimum capital requirements.

                                                                For Capital
                                       Actual               Adequacy Purposes:                 Excess
(Dollars in thousands)           Amount      Ratio          Amount       Ratio           Amount       Ratio

As of December 31, 1997
Total Capital (to Risk
Weighted Assets):
Consolidated                  $  28,441      21.7%       $  10,475         8.0%        $  17,966       13.7%

Tier I Capital (to Risk
Weighted Assets):
Consolidated                  $  27,604      21.1%       $   5,238         4.0%        $  22,366       17.1%

Tier I Capital (to average
Assets):
Consolidated                  $  27,604      11.7%       $   9,442         4.0%        $  18,162        7.7%


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

         Prompt Corrective Action. Under Section 38 of the FDIA, as added by the Improvement Act, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1997, the Bank was deemed well capitalized for purposes of the above regulations.

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

    As a member of the FHLB Bank of Indianapolis, Community is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1997, Community had $1.58 million in FHLB of
Indianapolis stock, which was in compliance with this requirement. In past years, Community has received dividends on its FHLB stock. Certain provisions of FIRREA require all 12 FHLB's to provide financial assistance for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

         Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 1997, the Company had $27 million in advances from the FHLB.

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

         Insurance of Accounts. Each Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation). Community's deposits are insured by the Savings Association Insurance Fund (SAIF) and Heritage's deposits are insured by the Bank Insurance Fund (BIF). This insurance is backed by the full faith and credit of the United States Government. The SAIF and the BIF are administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk related premium system. Each insured institution is assigned to one of three capital groups, well capitalized, adequately capitalized or under capitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution's primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the nine risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well capitalized, subgroup "A" category institutions are assessed the lowest insurance rate, while institutions assigned to the under capitalized subgroup "C" category are assessed the highest insurance rate. As of December 31, 1997 both banks were assigned to the well capitalized, subgroup "A" category. During 1997, Community Bank paid an annual insurance rate of 6.3 cents per $100 of deposits, while Heritage Bank paid an annual insurance rate of 1.26 cents per $100 of deposits.

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

         On September 30, 1996, all SAIF member institutions were charged a one time assessment to increase SAIF's reserves to $1.25 per $100 of insured deposits. Community Bank's charge amounted to $1.2 million with an after tax impact of approximately $678,000.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. The FDIC also may suspend deposit insurance temporarily for any financial institution during the hearing process for the permanent termination of insurance, if the Bank has no tangible capital. If insurance of accounts is terminated, the insured accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

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

         The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 1997, no reserves were required to be maintained on the first $4.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $52.0 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         The Company is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds the Company's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20 percent of a specially computed tax base. Included in this base will be a number of preference items, including the following: (i) 100 percent of the excess of a financial institution's bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) for years beginning in 1988 and 1989 an amount equal to one-half of the amount by which a institution's "book income" (as specially defined) exceeds its taxable income with certain adjustments, including the addition of preference items (for taxable years commencing after 1989 this adjustment item is replaced with a new preference item relating to "adjusted current earnings" as specially computed). In addition, for purposes of the new alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90 percent of alternative minimum taxable income.

         Effective with the year ended December 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement requires a liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. The cumulative effect of adopting Statement No. 109 at January 1, 1993 is included in income tax expense in the accompanying Consolidated Statement of Operations. (See Item 14 (a) 1 -Financial Statements)

         The Company has not been audited by the Internal Revenue Service for the past ten years.

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

Personnel

         As of December 31, 1997, the Company had 80 full-time employees. Community Bank employed 41 full-time and 6 part-time employees as of December 31, 1997. Heritage Bank employed 12 full-time employees as of December 31, 1997. Neither entity's employees are represented by a collective bargaining group. The Company and two subsidiary Banks believe their respective relationships with their employees to be good.

ITEM 2.  PROPERTIES

The Company conducts its business through the main office and an operations center located in New Albany, Indiana, and seven branch offices of its subsidiaries Community Bank and Heritage Bank located in Clark and Floyd Counties, Indiana. The following table sets forth certain information concerning the main offices and each branch office at December 31, 1997. The aggregate net book value of premises and equipment was $3.7 million at December 31, 1997.

                                                                                               Lease Expiration
Location                                                 Year Opened       Owned or Leased             Date
Community Bank of Southern Indiana:
202 East Spring St. - Main Branch                           1937                Owned                   ---
New Albany, IN  47150

147 East Spring Street - Operations Center                  1990                Leased          Month to month
New Albany, IN  47150

2626 Charlestown Road                                       1995                Owned                   ---
New Albany, IN  47150

480 New Albany Plaza                                        1974                Leased                 1999
New Albany, IN 47130

901 East Highway 131                                        1981                Owned                   ---
Clarksville, IN  47130

701 Highlander Point Drive                                  1990                Owned                   ---
Floyds Knobs, IN  47119

102 Heritage Square                                         1992                Owned                   ---
Sellersburg, IN  47172

Community Bank Shares of Indiana, Inc.:
201 W. Court Ave.                                           1996                Owned                   ---
Jeffersonville, IN  47130

Heritage Bank of Southern Indiana:
5112 Highway 62                                             1997                Owned                   ---
Jeffersonville, IN  47130

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The common stock of Community Bank Shares of Indiana, Inc. is traded over the counter under the NASDAQ Small Cap symbol of CBIN.


         Quarterly Dividends and Market Price Summary

                                                                Cash
                                                              Dividends
                                                              Paid Per
                                   High           Low           Share
                               -------------  ------------   ------------
                1996
         --------------------
         First Quarter            $ 14.75       $ 13.75         $ 0.085
         Second Quarter             14.75         12.25           0.085
         Third Quarter              13.75         11.75           0.085
         Fourth Quarter             13.25         11.75           0.085

                1997
         --------------------
         First Quarter              15.00         12.25         $ 0.105
         Second Quarter             15.25         14.25           0.105
         Third Quarter              23.50         14.25           0.105
         Fourth Quarter             23.50         19.00           0.105

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

         See pages 6 - 8 of the 1997 Annual Report to Stockholders incorporated herein as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See pages 9 - 16 of the 1997 Annual Report to Stockholders incorporated herein as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS

         See pages 20 - 24 of the 1997 Annual Report to Stockholders incorporated herein as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      Information concerning Directors and executive officers of the Registrant is incorporated herein by reference from the Bank's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 a copy of which will be filed no later than 120 days after the close of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the Bank's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 a copy of which will be filed no later than 120 days after the close of the fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Bank's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 a copy of which will be filed no later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning relationships and transactions is incorporated herein by reference from the Bank's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 a copy of which will be filed no later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

      (a)(1)  Financial Statements

    The following information appearing in the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated herein as
Exhibit 13 in this Annual Report on Form 10-K.

Annual Report Section                                     Pages in Annual Report

Selected Financial Data                                           6 -  8

Management's Discussion and Analysis                              9 - 16
  of Financial Condition and Results
  of Operations

Report of Independent Auditor                                         20

Consolidated Balance Sheets                                           21

Consolidated Statements of Income                                     23

Consolidated Statements of Cash Flows                                 24

Consolidated Statement of
  Stockholders' Equity                                                22

Notes to Consolidated Financial                                  25 - 41
  Statements

    (a)(2)  Financial Statement Schedules

    All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

 (a) (3)               Exhibits



Exhibit Number  Document


    3.1         Articles of incorporation *

    3.2         Bylaws *

    4           Common Stock Certificate *

    10          Stock Option Plan **

    13          Form of Annual Report to Security Holders

    21          Subsidiaries of Registrant

    27          Financial Data Schedule

    * Incorporated herein by reference to Registration Statement on Form S-1 dated December 9, 1994, Registration No. 33-87228.

    ** Incorporated herein by reference to the Definitive Proxy Statement filed
       March 25, 1997.

    (b) Reports on Form 8-K:

    A Form 8-K was filed on December 18, 1997 to report the execution of a definitive agreement providing for the affiliation of NCF Financial Corp. of Bardstown, Kentucky, with Community Bank Shares of Indiana, Inc.

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

By:      \s\ C. Thomas Young                 By:     \s\ Gordon L. Huncilman
         C. THOMAS YOUNG                             GORDON L. HUNCILMAN
         Chairman of the Board                       Director
         of Directors
         Date: March 27, 1998                        Date: March 27, 1998

By:      \s\ Robert J. Koetter, Sr.          By:     \s\ Steven Stemler
         ROBERT J. KOETTER, SR.,                     STEVEN STEMLER
         Director                                    Director

         Date: March 27, 1998                        Date: March 27, 1998

By:      \s\ Gary L. Libs                    By:     \s\ Dale Orem
         GARY L. LIBS,                               DALE OREM
         Director                                    Director

         Date: March 27, 1998                        Date: March 27, 1998

By:      \s\ James W. Robinson               By:     \s\ James Stutsman
         JAMES W. ROBINSON,                          JAMES M. STUTSMAN
         Director                                    Senior Vice President
                                                     and Chief Financial Officer
         Date: March  27, 1998                       Date: March 27, 1997

By:      \s\ Timothy T. Shea                 By:     \s\ M. Diane Murphy
         TIMOTHY T. SHEA,                            M. DIANE MURPHY,
         Director                                    Senior Vice President and
                                                     Corporate Secretary
         Date: March  27, 1998                       Date: March 27, 1997

By:      \s\ Kerry M. Stemler                By:     \s\ Stan Krol
         KERRY M. STEMLER                            STAN KROL,
         Director                                    Chief of Operations

         Date:  March 27, 1998                       Date: March 27, 1997