Form 10-Q
period 1998-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 1998-05-08
CIK 933590

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


                  For the quarterly period ended MARCH 31,1998

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

                     COMMUNITY BANK SHARES OF INDIANA, INC.



                                      INDEX


Part I    Financial Information                                           Page
                                                                       ---------


          Item 1.  Financial Statements


          Condensed consolidated statement of financial condition,
               March 31, 1998 and December 31, 1997                        3


          Condensed consolidated statement of operations,
               three months ended March 31, 1998 and 1997                4-5

          Condensed consolidated statement of stockholders' equity,        6


          Condensed consolidated statement of cash flows,
               three months ended March 31, 1998 and 1997                7-8


          Notes to condensed consolidated financial statements             9


          Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations        10-11


          Part II.  Other Information                                     12


          Signatures                                                      13

                                 PART I - ITEM 1
                           CONSOLIDATED BALANCE SHEETS
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                  In Thousands

                                                  March 31,   December 31,
                                                    1998           1997
                                                 (Unaudited)
ASSETS
Cash and due from banks .......................   $   5,916    $   5,095
Interest bearing deposits with banks ..........      16,432        6,504
Securities available for sale, at market:
   Mortgage-backed securities .................         797          883
   Other debt securities ......................           0            0
Securities held to maturity:
   Mortgage-backed securities .................      22,445       23,387
   Other debt securities ......................      56,162       66,654
Mortgage loans held for sale
Loans receivable, net .........................     146,627      143,819
Federal Home Loan Bank stock, at cost .........       1,650        1,575
Foreclosed real estate ........................           0            0
Premises and equipment, net ...................       4,311        3,685
Accrued interest receivable:
   Loans ......................................         904          904
   Mortgage-backed securities .................         121          129
   Other debt securities ......................         870        1,249
Other assets ..................................         345          199
                                                  =========    =========
     Total Assets .............................   $ 256,580    $ 254,083
                                                  =========    =========

LIABILITIES
Deposits ......................................   $ 182,098    $ 186,021
Advances from Federal Home Loan Bank ..........      31,000       27,000
Borrowings - repurchase agreements ............      13,745       12,142
Other borrowings ..............................          82           83
Advance payments by borrowers for
   taxes and insurance ........................         526          192
Accrued interest payable on deposits ..........          69           94
Other liabilities .............................       1,037          900
                                                  ---------    ---------
     Total Liabilities ........................     228,557      226,432
                                                  ---------    ---------

STOCKHOLDERS' EQUITY
Common stock of $.10 par value per share,
   Authorized 10,000,000 shares; issued
   1,983,722 shares ...........................         198          198
Additional paid in capital ....................      11,793       11,793
Retained earnings - substantially restricted ..      16,092       15,721
Net unrealized gain/(loss) on assets
   available for sale, net of tax .............           0            3
Unearned ESOP shares ..........................         (60)         (64)
                                                  ---------    ---------
     Total Stockholders' Equity ...............      28,023       27,651
                                                  ---------    ---------

     Total Liabilities and Stockholders' Equity   $ 256,580    $ 254,083
                                                  =========    =========

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Unaudited)
                                  In Thousands


                                      THREE MONTHS ENDED
                                           MARCH 31,
                                          ----------
                                         1998     1997
                                       ------   ------

INTEREST INCOME:
Loans receivable
   Mortgage loans ..................   $1,534   $1,658
   Commercial loans ................    1,235      909
   Consumer and other loans ........      280      226
Securities:
   Mortgage-backed securities ......      383      396
   Other debt securities ...........    1,021      937
Federal Home Loan Bank stock .......       32       24
Interest bearing deposits with banks      171       98
                                       ------   ------
  TOTAL INTEREST INCOME ............    4,656    4,248
                                       ------   ------

INTEREST EXPENSE:
Deposits ...........................    2,108    1,923
Advances from Federal Home Loan Bank
  and other borrowings .............      576      535
                                       ------   ------
  TOTAL INTEREST EXPENSE ...........    2,684    2,458
                                       ------   ------

  NET INTEREST INCOME ..............    1,972    1,790

Provision for loan losses ..........       84       48
                                       ------   ------

  NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES .....    1,888    1,742
                                       ------   ------

NON-INTEREST INCOME:
Loan fees and service charges ......      161      140
Net gain on sale of loans ..........       51       37
Deposit account service charges ....       91       90
Commission income ..................      114       76
Other income .......................       22       18
                                       ------   ------
   TOTAL NON-INTEREST INCOME .......      439      361
                                       ------   ------

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC.
                                    (Unaudited)
                                   In Thousands

                                THREE MONTHS ENDED
                                    MARCH 31,
                                   ----------
                                  1998     1997
                                ------   ------

NON-INTEREST EXPENSE
Compensation and benefits ...   $  847   $  721
Occupancy and equipment .....      148      138
Deposit insurance premiums ..       26       27
Data processing service .....      107      112
Other .......................      194      159
                                ------   ------
  TOTAL NON-INTEREST EXPENSE     1,322    1,157
                                ------   ------

Income before income taxes ..    1,005      946
                                ------   ------

Income tax expense ..........      396      369
                                ------   ------

NET INCOME ..................   $  609   $  577
                                ======   ======

Basic earnings per share * ..   $ 0.31   $ 0.29
                                ======   ======

Dilutive earnings per share *   $ 0.31   $ 0.29
                                ======   ======

Dividends per share .........   $0.120   $0.105
                                ======   ======

*(See note 3)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Unaudited)
                                  In Thousands

                                                                                   Net
                                                                                Unrealized
                                        Common                                 Gain (Loss)      Unallocated
                                         Stock      Additional                on Securities     Shares Held
                                       $.10 Par       Paid-in     Retained      Available         By ESOP
                                         Value        Capital     Earnings       For Sale          Trust           Total
                                      ------------  ------------ ------------ --------------- ---------------- --------------
BALANCE, December 31, 1996              $     198      $ 11,786      $14,166             $(1)           $(76)     $   26,073

                                      ------------  ------------ ------------ --------------- ---------------- --------------

Net income                                                             2,386                                           2,386
                                                -             -                            -                -

Dividends paid ($.42 per share)                 -             -         (831)              -                -           (831)

Shares released by ESOP Trust                   -             7            -               -               12             19

Net change in unrealized gain
   (loss) on securities
   available for sale                           -             -            -               4                -              4
                                      ------------  ------------ ------------ --------------- ---------------- --------------

BALANCE, December 31, 1997              $     198      $ 11,793      $15,721             $ 3             $(64)    $   27,651

                                      ============  ============ ============ =============== ================ ==============

Net income three months
   ended March 31, 1998                                                  609
                                                -             -                            -                -            609

Dividends paid ($.12 per share)                                        (238)
                                                -             -                            -                -          (238)

Shares released by ESOP Trust
                                                -             -            -               -                4              4

Net change in unrealized gain
   (loss) on securities
   available for sale
                                                -             -            -              (3)               -             (3)
                                      ------------  ------------ ------------ --------------- ---------------- --------------

BALANCE, March 31, 1998                 $     198      $ 11,793      $16,092             $ -            $(60)     $   28,023

                                      ============  ============ ============ =============== ================ ==============

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Unaudited)
                                  In Thousands

                                                                                                    FOR THE THREE
                                                                                                     MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                              ---------------------------
                                                                                                 1998           1997
                                                                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITES:
Net income                                                                                      $     609      $     575
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of premiums and accretion of discounts
   on investment and mortgage-backed securities, net                                                   (7)             3
  Net realized securities gain                                                                          -              -
  Provision (credit) for losses on loans                                                               84             48
  Proceeds from mortgage loan sales                                                                 3,485          2,586
  Mortgage loans originated for resale                                                             (3,485)        (2,586)
  Net gain on sales of mortgage loans                                                                 (51)           (36)
  Loss on foreclosed real estate                                                                        -              -
  Depreciation expense                                                                                 83             34
  Deferred income taxes                                                                                (5)           (40)
  (Increase) decrease in accrued interest receivable                                                  387            155
  Increase (decrease) in accrued interest payable                                                     (16)            48
  Increase (decrease) in income taxes payable                                                         296            409
  Increase (decrease) in other assets & other liabilities                                              24            156
                                                                                              ------------   ------------
     Net cash flows provided by operating activities                                            $   1,404      $   1,352
                                                                                              ------------   ------------



CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest bearing deposits                                           $  (9,928)     $  (5,508)
Proceeds from the sale of securities available for sale                                                -              -
Proceeds from maturities of securities available for sale                                              -              -
Purchases of securities available for sale                                                             -              -
Proceeds from maturities of securities held to  maturity                                           24,500          2,249
Purchases of securities held to maturity                                                          (15,753)        (4,695)
Principal collected on securities available for sale                                                   77             24
Principal collected on securities held to maturity                                                  2,621            796
Loan originations and principal payments on loans, net                                             (2,833)         1,079
Proceeds from sale of foreclosed real estate                                                            -            101
Net increase in premises and equipment                                                               (709)            51
                                                                                              ------------   ------------
  Net cash flows used by investing activities                                                   $  (2,025)     $  (5,903)
                                                                                              ------------   ------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Unaudited)
                                  In Thousands

                                                                                                    FOR THE THREE
                                                                                                     MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                              ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                             1998           1997
                                                                                              ------------   ------------
Net increase (decrease) in demand accounts and savings accounts                                 $   3,787     $   (4,028)
Net increase (decrease) in certificates of deposits                                                (7,710)         5,775
Repayment of advances from Federal Home Loan bank                                                  (2,000)             0
Advances from Federal Home Loan bank                                                                6,000              0
Net increase (decrease) in repurchase borrowings                                                    1,603          3,212
Sale of stock                                                                                           0              0
Dividends paid                                                                                       (238)          (208)
                                                                                              ------------   ------------
  Net cash flows provided by financing activities                                               $   1,442      $   4,751
                                                                                              ------------   ------------

Net increase ( decrease) in cash and due from banks                                                   821            200
Cash and due from banks at beginning of period                                                      5,095          3,657
                                                                                              ------------   ------------

Cash and due from banks at end of period                                                        $   5,916      $   3,857
                                                                                              ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash payment for:
      Interest                                                                                  $   2,700      $   1,993
      Income taxes                                                                              $     102      $       -

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

  Proceeds from sales of foreclosed real estate
     financed through loans                                                                     $       -      $       -

  Transfers from loans to real estate acquired through foreclosure                              $       -      $       -

                                 PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     COMMUNITY BANK SHARES OF INDIANA, INC.

1.    BASIS OF PRESENTATION

         Community Bank Shares of Indiana, Inc. (the Holding Company) was formally established on April 7, 1995. The data contained in the financial statements reflect consolidated Holding Company information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted.

2.    PRINCIPLES OF CONSOLIDATION

         The Consolidated Financial Statement data presented for the current year and at December 31, 1997 include the accounts of Community Bank Shares of Indiana, Inc., its subsidiaries Community Bank of Southern Indiana and Heritage Bank of Southern Indiana, and First Community Service Corp., a wholly owned subsidiary of Community Bank of Southern Indiana. All material intercompany balances and transactions have been eliminated.


3.    EARNINGS PER SHARE

         The calculations for weighed average number of shares outstanding for the three and nine month periods ended March 31, 1998 are as follows:

                                                     # of
DATES OUTSTANDING        DAYS       SHARES      (DAYS x SHARES)

01/01/1998 - 03/31/1998   90     1,983,722        178,534,980

         Weighted average shares outstanding for the three month period ended March 31, 1998 are 1,983,722 (178,534,980 shares divided by 90 days). Pro forma earnings per share for the three month period ended March 31, 1998 is 31 cents per share.


4.    REGULATORY CAPITAL REQUIREMENTS

         The Company's subsidiary banks are required by federal regulations to maintain minimum amounts of capital. At March 31, 1998, each of the Company's subsidiary banks had capital which substantially exceeded each of the regulatory capital requirements.

                                 PART I - ITEM 2

                            MANAGEMENT DISCUSSION AND
                     ANALYSIS OF CONSOLIDATED STATEMENTS OF
                       FINANCIAL CONDITION AND OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC


FINANCIAL CONDITION

         Total assets of $256.6 million increased $2.5 million or 0.98% from the December 31, 1997 ending balance of $254.1 million. The Company increased short term liquidity in response to actual and potential funding needs over the three month period ending March 31, 1998. Accordingly, interest bearing deposits with banks increased by $9.9 million to $16.4 million at March 31, 1998. Community Bank Shares continued to restructure its balance sheet, with total loans up $2.8 million, or 1.95%, from $143.8 million to $146.6 million. At the same time, total investment securities decreased $11.5 million to $78.4 million. This strategy has contributed to an increase in net interest margin of 9 basis points from 3.17% to 3.26% from the quarter ended March 31, 1997 to the quarter ended March 31, 1998. The interest income to average earning assets ratio rose 17 basis points to 7.70% when comparing the same periods, while the interest expense to average interest bearing liabilities ratio increased 7 basis points to 4.81%.

         Total liabilities increased $2.2 million, from $226.4 million to $228.6, which was driven mainly by growth in repurchase agreements of $1.6 million or 13.21% and a net increase in Federal Home Loan Bank advances of $4.0 million or 14.81%. Total deposits decreased $3.9 million to $182.1 million from December 31, 1997 to March 31, 1998, with CD's decreasing by $7.8 million and transaction accounts increasing by $3.9 million over the same period. CD's decreased because the Company allowed higher cost public funds CD's to mature, replacing them with lower cost Federal Home Loan Bank advances.

CAPITAL

         Consolidated total equity was $28.0 million as of March 31, 1998, increasing $400,000 from $27.6 million as of December 31, 1997. This increase was due primarily to periodic net income less dividends paid to shareholders.

          The banking affiliates are required to maintain acceptable levels of capital in three categories: 1) total capital to risk weighted assets, 2) Tier I capital to risk weighted assets, and 3) Tier I capital to average assets. To be well capitalized, each financial institution must maintain a minimum of 10% capital to risk weighted assets, 6% Tier I capital to risk weighted assets and 5% Tier I capital to average assets. Both Community Bank and Heritage Bank exceeded these requirements as of March 31, 1998.

LIQUIDITY

         The Company's primary sources of funds are deposits; principal and interest payments on loans and mortgage-backed securities; proceeds from maturing debt securities; advances from the Federal Home Loan Bank of Indianapolis; and the sale of stock. The mortgage banking operations also generate funds in the form of proceeds from the sale of loans and loan servicing fees. Regulations require that each of the Company's subsidiaries maintain sufficient liquidity to fund ongoing operations. At March 31, 1998, each of the Company's subsidiaries was in compliance with the minimum liquidity required by law. Community Bank's short term liquidity was in excess of 11% while Heritage Bank maintained liquidity of over 31%.

RESULTS OF OPERATIONS

         Net Income for the three month period ending March 31, 1998 was $609,000, compared to $577,000 for the quarter ended March 31, 1997. Net interest income increased by $182,000, or 10.2%, for the quarter ended March 31, 1998 when measured against the same quarter in 1997. This expansion reflected growth in total interest income of $408,000, or 9.6%. This growth came primarily from four areas: (1) commercial loan interest increased $326,000, or 35.9%, due primarily to a $14.8 million increase in average balances of commercial loans for the quarter ended March 31, 1998 compared to the same quarter last year, (2) interest income from interest bearing deposits with banks increased $73,000, or 74.5%, on the basis of a $5.4 million increase in average balances from the first quarter 1997 to the same period in 1998, (3) interest on other debt securities grew $84,000, or 9.0%, due to an increase in average balances of $4.0 million from the first quarter of 1997 to the first quarter of 1998, and (4) consumer loan interest grew $54,000, or 23.9%, due to an increase in average consumer loans outstanding of $2.1 million from the first quarter 1997 to the same period in 1998. These increases are a direct result of management's intent to restructure the balance sheet so that it is more heavily weighted with commercial and consumer loans, thereby placing less reliance on mortgage loans. In response to this restructuring, interest on mortgage loans in the first quarter 1998 fell $124,000 from the same quarter in 1997 as the average balances decreased $8.1 million. The Company continues to actively originate mortgage loans, selling many of these loans into the secondary market and thereby earning non-interest income in the form of gains on sale and loan servicing income. At the current time, however, mortgage loan payments substantially exceed the balance increases due to originations of mortgage loans the Company intends to retain in its own portfolio. Interest on mortgage-backed securities decreased $13,000 as the average balances of these securities fell $1.7 million from the first quarter of 1997 to the first quarter of 1998.

         Interest expense, the other component of net interest income, reflected a smaller increase than interest income, rising $226,000, or 9.2%, from first quarter 1997 to first quarter 1998. Interest on deposits, which comprised 78.5% of total interest expense, rose $185,000, or 9.7%. The increase in interest expense on deposits is primarily due to growth in average deposits of $13.0 million from the first quarter of 1997 to the same quarter in 1998. In addition, interest expense on Federal Home Loan Bank (FHLB) advances and other borrowings increased $41,000 from one quarter to the next as average balances rose $2.9 million. The Company allowed higher-costing certificates of deposit held by public entities to run off during the quarter, replacing this funding with lower-cost FHLB advances. These changes represent the continuance of management's plan to restructure the balance sheet by replacing higher-costing CD's with lower-cost transaction accounts and FHLB advances. During the three month period ended March 31, 1998, an addition of $84,000 was made to the general loan loss reserve. In conjunction with the findings of the internal asset review committee, the provision for loan losses is based on the subsidiary Banks' past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible losses. At March 31, 1998, each subsidiary Bank's general loan loss reserve met or exceeded the minimum loan loss reserve standard established by the internal asset review committee for each Bank.

          Net non interest expense increased $87,000, from $796,000 in the first quarter of 1997 to $883,000 in the same period in 1998. Non interest income increased $78,000, or 21.6%, for the three month period ended March 31, 1998 over the same period in 1997. Three areas of non-interest income were primarily responsible for the growth. Commission income grew $38,000, from $76,000 in the first quarter of 1997 to $114,000 during the first quarter of the current year. Loan fees and other loan service charges increased $21,000, or 15.0%, from the first quarter 1997 to the first quarter 1998. Net gains on sale of loans rose $14,000, or 37.8%. As the Company restructures its balance sheet as discussed above, non interest income is earned on the sale of servicing of mortgage loans sold into the secondary market.

          Non interest expense increased $165,000, or 14.3%, for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997. Compensation and benefit expense grew $126,000, or 17.5%. Compensation increases were due to 1) additional personnel related to the opening of a new branch at Heritage Bank and increased staffing in the deposit and loan operations areas, 2) the accrual for profit sharing benefits attributable to 1998 that will be paid in 1999, and 3) additional expenses regarding the curtailment of the Company's defined benefit pension plan.

         Income before income taxes in the first quarter of 1998 increased to $1,005,000 from $946,000 in the same period in 1997, an increase of 6.24%. After federal and state income taxes of $396,000 were applied, the Company netted a first quarter 1998 after tax profit of $609,000. The Holding Company's effective tax rate was 39.4% for the quarter ended March 31, 1998, as compared to 39.0% for the same quarter in 1997.

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

Item 2.   Changes in Securities

         No material changes in the types of securities purchased in the quarter were exhibited.

Item 3.   Defaults upon Senior Securities

         No defaults on senior securities occurred.

Item 4.   Submission of Matters to a vote of Security Holders

         No matters were brought to the Security Holders for a vote.

Item 5.   Other Information

         Additional items of substantive nature did not occur.

Item 6.   Exhibits and Reports on Form 8-K

         Community Bank Shares of Indiana, Inc. has filed no form 8-K reports during the three months ended March 31, 1998.

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
                                            OF INDIANA, INC.
                                            (Registrant)



     Dated    May  15, 1998                 BY:   /s/   Robert E. Yates
     ----------------------                       ----------------------
                                                        Robert E. Yates
                                                        President and CEO


     Dated    May  15, 1998                 BY:   /s/   James M. Stutsman
     ----------------------                       ------------------------
                                                        James M. Stutsman
                                                        Chief Financial Officer