Form 10-Q
period 1998-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 1998-08-14
CIK 933590

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


                   For the quarterly period ended JUNE 30,1998

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


 Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


         APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 2,724,698.

                                 COMMUNITY BANK SHARES OF INDIANA, INC.



                                                  INDEX

Part I    Financial Information                                                               Page
                                                                                            ---------

          Item 1.  Financial Statements


          Condensed consolidated statement of financial condition,
               June 30, 1998 and December 31, 1997                                               3


          Condensed consolidated statement of operations,
               three- and six- months ended June 30, 1998 and 1997                             4-5


          Condensed consolidated statement of cash flows,
               six-months ended June 30, 1998 and 1997                                         6-7


          Notes to condensed consolidated financial statements                                8-10


          Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations                              11-13


          Part II.  Other Information                                                        14-15


          Signatures                                                                            16

                                                PART I - ITEM 1
                                          CONSOLIDATED BALANCE SHEETS
                                    COMMUNITY BANK SHARES OF INDIANA, INC.
                                                 In Thousands


                                                                      June 30, 1998             December 31, 1997
                                                                       (Unaudited)
ASSETS
Cash and due from banks                                                       $7,596                     $5,545
Interest bearing deposits with banks                                          15,902                     11,919
Securities available for sale, at market:
   Mortgage-backed securities                                                    779                        883
Securities held to maturity:
   Mortgage-backed securities                                                 29,122                     23,498
   Other debt securities                                                      49,254                     66,669
Mortgage loans held for sale
Loans receivable, net                                                        183,405                    171,874
Federal Home Loan Bank stock, at cost                                          2,574                      2,033
Foreclosed real estate                                                           542                        269
Premises and equipment, net                                                    6,138                      4,269
Accrued interest receivable:
   Loans                                                                       1,165                      1,128
   Mortgage-backed securities                                                    179                        130
   Other debt securities                                                         803                      1,249
Other assets                                                                     596                        684
                                                           ==========================    =======================
     Total Assets                                                           $298,055                   $290,150
                                                           ==========================    =======================

LIABILITIES
Deposits                                                                    $203,658                   $209,005
Advances from Federal Home Loan Bank                                          40,000                     27,000
Borrowings - repurchase agreements                                            12,094                     12,142
Other borrowings                                                                  81                         83
Advance payments by borrowers for
   taxes and insurance                                                           301                        186
Accrued interest payable on deposits                                             183                        112
Other liabilities                                                              1,351                      1,731
                                                           --------------------------    -----------------------
     Total Liabilities                                                      $257,668                   $250,259
                                                           --------------------------    -----------------------

STOCKHOLDERS' EQUITY
Preferred stock without par value,
   Authorized 5,000,000 shares, none issued                                       --                         --
Common stock of $.10 par value per share,
   Authorized 10,000,000 shares; issued
   2,724,698 shares                                                              273                        273
Additional paid in capital                                                    19,412                     19,386
Retained earnings - substantially restricted                                  21,126                     20,863
Net unrealized gain/(loss) on assets
   available for sale, net of tax                                                 --                          3
Unallocated shares held by Employee Stock
   Ownership Plan (ESOP) Trust                                                 (424)                      (447)
Unearned shares held in stock compensation plan                                   --                      (187)
                                                           --------------------------    -----------------------
     Total Stockholders' Equity                                              $40,387                    $39,891
                                                           --------------------------    -----------------------

     Total Liabilities and Stockholders' Equity                             $298,054                   $290,150
                                                           ==========================    =======================

                                   CONSOLIDATED STATEMENTS OF INCOME
                                COMMUNITY BANK SHARES OF INDIANA, INC.
                                               Unaudited
                                             In Thousands



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                          --------                     --------
                                                    1998           1997          1998          1997
                                                    ----           ----          ----          ----
INTEREST INCOME:
Loans receivable
   Mortgage loans                                  $   2,055      $   2,196     $  4,160      $   4,359
     Commercial loans                                  1,424         1,018         2,658          1,927
     Consumer and other loans                            314            254          606            483
Securities:
  Mortgage-backed securities                             359            397          746            797
  Other debt securities                                  804            951        1,824          1,888
Federal Home Loan Bank stock                              43             33           84             65
Interest bearing deposits with banks                     320            230          576            401
                                                 ------------   ------------  -----------   ------------
  TOTAL INTEREST INCOME                                5,319          5,079       10,654          9,920
                                                 ------------   ------------  -----------   ------------

INTEREST EXPENSE:
Deposits                                               2,322          2,374        4,702          4,551
Advances from Federal Home Loan Bank
  and other borrowings                                   606            459        1,194            994
                                                 ------------   ------------  -----------   ------------
  TOTAL INTEREST EXPENSE                               2,928          2,833        5,896          5,545
                                                 ------------   ------------  -----------   ------------

  NET INTEREST INCOME                                  2,390          2,246        4,758          4,375

Provision for loan losses                                102             43          190             95
                                                 ------------   ------------  -----------   ------------

  NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                         2,289          2,203        4,568          4,280
                                                 ------------   ------------  -----------   ------------

NON-INTEREST INCOME:
Loan fees and service charges                            206            171          372            314
Net gain on sale of loans                                 48             58          100             95
Deposit account service charges                          103             92          197            184
Commission income                                        117             66          231            142
Other income                                              15             13           31             29
                                                 ------------   ------------  -----------   ------------
   TOTAL NON-INTEREST INCOME                             489            400          931            764
                                                 ------------   ------------  -----------   ------------

                                     CONSOLIDATED STATEMENTS OF INCOME
                                   COMMUNITY BANK SHARES OF INDIANA, INC.
                                                 Unaudited
                                               In Thousands


                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30
                                                       --------                       -------
                                                 1998           1997            1998          1997
                                                 -----          ----            ----          ----
                                                                    (In Thousands)

NON-INTEREST EXPENSE
Compensation and benefits                            1,836           966           2,838         1,805
Occupancy and equipment                                133           108             254           219
Deposit insurance premiums                              29            31              59            61
Data processing service                                129           114             252           235
Other                                                  395           271             680           498
                                              -------------  ------------   -------------  ------------
 TOTAL NON-INTEREST EXPENSE                          2,522         1,490           4,083         2,818
                                              -------------  ------------   -------------  ------------

Income before income taxes                             256         1,113           1,416         2,226
                                              -------------  ------------   -------------  ------------

Income tax expense                                     143           416             590           835
                                              -------------  ------------   -------------  ------------

NET INCOME                                            $113          $697            $826        $1,391
                                              =============  ============   =============  ============

Basic earnings per share *                           $0.04         $0.26           $0.31         $0.52
                                              =============  ============   =============  ============

Dilutive earnings per share *                        $0.04         $0.26           $0.31         $0.52
                                              =============  ============   =============  ============

  * See Note 4

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                                      (Unaudited)
                                                      In Thousands


                                                                                                     FOR THE SIX
                                                                                                     MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                              ---------------------------
                                                                                                 1998           1997
                                                                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITES:
Net income                                                                                     $     826     $    1,390
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of premiums and accretion of discounts
   on investment and mortgage-backed securities, net
                                                                                                      (1)           (48)
  Provision (credit) for losses on loans
                                                                                                     190             95
  Proceeds from mortgage loan sales                                                                6,776          6,191
  Mortgage loans originated for resale                                                            (6,999)        (6,191)
  Net gain on sales of mortgage loans                                                               (100)           (95)
  Depreciation expense                                                                               113             76
  Deferred income taxes                                                                             (382)           (41)
  (Increase) decrease in accrued interest receivable                                                  48            361
  Increase (decrease) in accrued interest payable                                                     71             21
  Increase (decrease) in income taxes payable                                                       (194)           211
  Increase (decrease) in other assets & other  liabilities                                           454           (227)
                                                                                              ------------   ------------
     Net cash flows provided by operating activities                                           $   1,115      $   1,430
                                                                                              ------------   ------------



CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest bearing deposits                                           $  (3,982)      $(11,501)
Proceeds from maturities of securities available for sale                                             --          5,421
Proceeds from maturities of securities held to  maturity                                          46,000          7,500
Purchases of securities held to maturity                                                         (40,441)        (7,913)
Principal collected on securities available for sale                                                  96             71
Principal collected on securities held to maturity                                                 6,281          1,531
Purchase of Federal Home Loan Bank stock                                                            (542)           (15)
Loan originations and principal payments on loans, net                                           (11,531)        (4,829)
Proceeds from sale of foreclosed real estate                                                          --            101
Net increase in premises and equipment                                                            (1,982)          (364)
                                                                                              ------------   ------------
  Net cash flows used by investing activities                                                  $  (6,101)     $  (9,998)
                                                                                              ------------   ------------

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                                      (Unaudited)
                                                      In Thousands



                                                                                                     FOR THE SIX
                                                                                                     MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                              ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                             1998           1997
                                                                                              ------------   ------------
Net increase (decrease) in demand accounts and savings accounts                                $   3,873      $  (1,736)
Net increase (decrease) in certificates of deposits                                               (9,221)        12,597
Repayment of advances from Federal Home Loan bank                                                 (6,000)        (1,500)
Advances from Federal Home Loan bank                                                              19,000          2,000
Net increase (decrease) in repurchase borrowings                                                     (48)        (2,380)
Net increase (decrease) in other borrowings                                                           (2)            --
Dividends paid                                                                                      (565)          (377)
                                                                                              ------------   ------------
  Net cash flows provided by financing activities                                              $   7,037      $   8,604
                                                                                              ------------   ------------
Net increase ( decrease) in cash and due from banks                                                2,051             36

Cash and due from banks at beginning of period                                                     5,545          3,849
                                                                                              ------------   ------------
Cash and due from banks at end of period                                                       $   7,596      $   3,885
                                                                                              ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash payment for:
      Interest                                                                                 $   5,825      $   5,549
      Income taxes                                                                                   784            667

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

  Proceeds from sales of foreclosed real estate
     financed through loans                                                                    $      --      $     101
  Transfers from loans to real estate acquired through  foreclosure                                  273            759

                                 PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     COMMUNITY BANK SHARES OF INDIANA, INC.

1.    BASIS OF PRESENTATION OF INTERIM INFORMATION

         Community Bank Shares of Indiana, Inc. (the Holding Company) was formally established on April 7, 1995. The data contained in the financial statements reflect consolidated Holding Company information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted.

         In the opinion of the management of the Company , the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three- and six- months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and June 30, 1997. Interim results are not necessarily indicative of the results that will be achieved for a full year.

2.    PRINCIPLES OF CONSOLIDATION

         The Consolidated Financial Statement data presented for the current year and at December 31, 1997 include the accounts of Community Bank Shares of Indiana, Inc., its subsidiaries Community Bank of Southern Indiana, Heritage Bank of Southern Indiana, NCF Bank & Trust Co., and First Community Service Corp., a wholly owned subsidiary of Community Bank of Southern Indiana. All material intercompany balances and transactions have been eliminated.

3.     ACQUISITION OF NCF FINANCIAL CORPORATION

         On May 6, 1998, Community Bank Shares acquired NCF Financial Corporation in a tax-free exchange accounted for under the pooling-of-interests method of accounting. Under the terms of the merger agreement, NCF Financial Corporation shareholders received 0.935 shares of the Company's common stock for each of the 792,609 shares of NCF common stock outstanding. Based upon the market price of the Company's stock on May 6, 1998, the transaction had a value of approximately $18.3 million. The results of operations for the three- and six- month periods ended June 30, 1998 and 1997 include the operations of NCF Bank & Trust Co., the wholly-owned bank subsidiary of NCF Financial Corporation, as appropriate in a pooling-of-interests transaction. NCF Financial Corporation was dissolved in the merger transaction. Accordingly, any operations of NCF Financial Corporation are presented as a part of Community Bank Shares of Indiana, Inc.

         The Agreement and Plan of Reorganization, including a related Agreement of Merger, dated December 17, 1997 between Community Bank Shares of Indiana, Inc. and NCF Financial Corporation was previously filed as Appendix A to the Registrant's Joint Proxy Statement/ Prospectus on Form S-4 originally dated February 20, 1998 and amended on March 25, 1998.

                                                 PART I - ITEM 1
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                                   (Continued)

4.    EARNINGS PER SHARE

                                                                       Three months ended                Six months ended
                                                                            June 30,                         June 30,
                                                                  ------------------------------   -----------------------------
In thousands, except for share and per share amounts                   1998           1997             1998           1997
----------------------------------------------------
                                                                  --------------- --------------   -------------  --------------
Basic:
      Earnings:
          Net income                                                $        113              $               $     $     1,391
                                                                                            697             826
                                                                  =============== ==============   =============  ==============

      Shares:
          Weighted average
          common shares outstanding                                    2,682,961      2,678,094       2,685,364       2,679,449
                                                                  =============== ==============   =============  ==============

Net income per share, basic                                         $       0.04              $               $               $
                                                                                           0.26            0.31            0.52
                                                                  =============== ==============   =============  ==============

Diluted:
      Earnings:
          Net income                                                $        113              $               $     $     1,391
                                                                                            697             826
                                                                  =============== ==============   =============  ==============

      Shares:
      Weighted average
          common shares outstanding                                    2,682,961      2,678,094       2,685,364       2,679,449
          Add:  Dilutive effect of
                  outstanding options                                      6,671
                                                                                            309          21,323             309
                                                                  --------------- --------------   -------------  --------------

      Weighted average shares
          outstanding, as adjusted                                     2,689,632      2,678,403       2,706,687       2,679,758
                                                                  =============== ==============   =============  ==============

Net income per share, diluted                                       $       0.04              $               $               $
                                                                                           0.26            0.31            0.52
                                                                  =============== ==============   =============  ==============

                                                 PART I - ITEM 1
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                                   (Continued)


5.    COMPREHENSIVE INCOME

         FASB Statement No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning on or after January 1, 1998, establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for Community Bank Shares includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                                                                       Three Months Ended June 30,
                                                                           -----------------------------------------------------
                                                                              1998                         1997
                                                                           ------------------------     ------------------------
(Amounts in thousands)
Net income                                                                               $    113                     $    697
Other comprehensive income, net of tax:
      Unrealized gains on securities:
            Unrealized holding gains (losses) arising during period
                                                                                  (3)                            1
            Less: Reclassification adjustment for gains (losses)
            included in net income
                                                                                   -           (3)               -            1
                                                                           -----------  -----------     -----------  -----------
COMPREHENSIVE INCOME                                                                          110                           698
                                                                                        ===========                  ===========

                                                                                        Six Months Ended June 30,
                                                                           -----------------------------------------------------
                                                                              1998                         1997
                                                                           ------------------------     ------------------------
(Amounts in thousands)
Net income                                                                               $    826                      $  1,391
Other comprehensive income, net of tax:
      Unrealized gains on securities:
            Unrealized holding gains (losses) arising during period
                                                                                  (3)                            1
            Less: Reclassification adjustment for gains (losses)
            included in net income
                                                                                   -           (3)               -            1
                                                                           -----------  -----------     -----------  -----------
COMPREHENSIVE INCOME                                                                     $    823                      $  1,392
                                                                                        ===========                  ===========

6.    REGULATORY CAPITAL REQUIREMENTS

         The Company's subsidiary banks are required by federal regulations to maintain minimum amounts of capital. At June 30, 1998, each of the Company's subsidiary banks had capital that substantially exceeded each of the regulatory capital requirements.

                                 PART I - ITEM 2

                            MANAGEMENT DISCUSSION AND
                     ANALYSIS OF CONSOLIDATED STATEMENTS OF
                       FINANCIAL CONDITION AND OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC


FINANCIAL CONDITION

         Total assets of $298.1 million increased $7.9 million or 2.72% from the December 31, 1997 ending balance of $290.2 million. The Company increased short-term liquidity in response to actual and potential funding needs over the six-month period ending June 30, 1998. Accordingly, cash and due from banks and interest-bearing deposits with banks increased by $6.0 million to $23.5 million at June 30, 1998. Community Bank Shares continued to restructure its balance sheet, with total loans up $11.5 million, or 6.71%, from $171.9 million to $183.4 million. At the same time, total investment securities decreased $11.9 million to $79.2 million. This strategy has contributed to an increase in net interest margin of 11 basis points from 3.29% to 3.40% from the six months ended June 30, 1997 to the six months ended June 30, 1998. The interest income to average earning assets ratio rose 14 basis points to 7.61% when comparing the same periods, while the interest expense to average interest bearing liabilities ratio only increased 3 basis points to 4.78%.

         Total liabilities increased $7.5 million, from $250.2 million to $257.7, which was driven mainly by a net increase in Federal Home Loan Bank advances of $13.0 million or 48.15%. Total deposits decreased $5.3 million to $203.7 million from December 31, 1997 to June 30, 1998, with CD's decreasing by $9.2 million and transaction accounts increasing by $3.9 million over the same period. CD's decreased because the Company allowed higher cost public funds CD's to mature, replacing them with lower cost Federal Home Loan Bank advances.

CAPITAL

         Consolidated total equity was $40.4 million as of June 30, 1998, increasing $496,000 from $39.9 million as of December 31, 1997. This increase was due primarily to periodic net income less dividends paid to shareholders.

          The banking affiliates are required to maintain acceptable levels of capital in three categories: 1) total capital to risk weighted assets, 2) Tier I capital to risk weighted assets, and 3) Tier I capital to average assets. To be well capitalized, each financial institution must maintain a minimum of 10% capital to risk weighted assets, 6% Tier I capital to risk weighted assets and 5% Tier I capital to average assets. Each of the Company's bank subsidiaries exceeded these requirements as of June 30, 1998.

LIQUIDITY

         The Company's primary sources of funds are deposits; principal and interest payments on loans and mortgage-backed securities; proceeds from maturing debt securities; advances from the Federal Home Loan Bank of Indianapolis; and the sale of stock. The mortgage banking operations also generate funds in the form of proceeds from the sale of loans and loan servicing fees. Regulations require that each of the Company's subsidiaries maintain sufficient liquidity to fund ongoing operations. At June 30, 1998, each of the Company's subsidiaries was in compliance with the minimum liquidity required by law. Community Bank's short-term liquidity was in excess of 14%, Heritage Bank maintained liquidity of over 16%, and NCF Bank & Trust's liquidity was in excess of 11% as of June 30, 1998.

RESULTS OF OPERATIONS

         Net income for the three-month period ending June 30, 1998 was $113,000, as compared to $697,000 for the quarter ended June 30, 1997. For the six months ended June 30, 1998 net income was $826,000 as compared to $1,391,000 for the same six month period in 1997. The reduction in net income from one period to the next was primarily attributable to one-time merger-related expenses involved in the acquisition of NCF Bank

                                 PART I - ITEM 2

                            MANAGEMENT DISCUSSION AND
                     ANALYSIS OF CONSOLIDATED STATEMENTS OF
                       FINANCIAL CONDITION AND OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC
                                   (Continued)

& Trust Co. and non-recurring employee benefit charges. These charges amounted to $634,000 after application of appropriate federal and state tax credits. Net income for the six months ended June 30, 1998 excluding these non-recurring charges was $1,460,000, or $0.54 per basic shares, as compared to $1,391,000, or $0.52 per basic share, for the same period in 1997. Net income for the second quarter of 1998 excluding these non-recurring charges was $747,000, or $0.28 per basic share, as compared to $696,000, or $0.26 per basic share, for the same period in 1997. Net interest income increased by $145,000, or 6.45%, for the quarter ended June 30, 1998 when measured against the same quarter in 1997. Between the six month periods ended June 30, 1998 and 1997, net interest income increased $383,000, or 8.75%, from $4,375,000 in 1997 to $4,758,000 in 1998.
This increase reflected growth in total interest income of $734,000, or 7.40%, from the first two quarters of 1997 to the same period in 1998. This growth came primarily from three areas: (1) commercial loan interest increased $732,000, or 37.99%, due primarily to a $16.9 million increase in average balances of commercial loans for the six months ended June 30, 1998 compared to the same period last year, (2) interest income from interest bearing deposits with banks increased $175,000, or 43.50%, on the basis of a $6.2 million increase in average balances from the first two quarters of 1997 to the same period in 1998, and (3) consumer loan interest grew $122,000, or 25.23%, due to an increase in average consumer loans outstanding of $2.4 million from the first six months of 1997 to the same period in 1998. These increases are a direct result of management's intent to restructure the balance sheet so that it is more heavily weighted with commercial and consumer loans, thereby placing less reliance on mortgage loans. In response to this restructuring, interest on mortgage loans in the first six months of 1998 fell $198,000 from the same period in 1997 as the average balances decreased $7.6 million. The Company continues to actively originate mortgage loans, selling many of these loans into the secondary market and thereby earning non-interest income in the form of gains on loan sales and loan servicing income. At the current time, however, mortgage loan payments substantially exceed the originations of mortgage loans the Company intends to retain in its own portfolio. From the first six months of 1997 to the same period in 1998, interest on mortgage-backed securities and other investment securities decreased $115,000 as the average balances of these securities fell $3.9 million between the periods.

         Interest expense, the other component of net interest income, reflected a smaller increase than interest income, rising $351,000, or 6.34%, from the first six months of 1997 to the same period in 1998. Interest expense rose $96,000 between the second quarters of 1997 and 1998, from $2,833,000 to $2,928,000. Interest on deposits, which comprised 79.75% of total interest expense for the first six months of 1998, rose $151,000, or 3.34%, between the six month periods ended June 30, 1997 and 1998. The increase in interest expense on deposits is primarily due to growth in average deposits of $5.9 million from the first two quarters of 1997 to the same quarters in 1998. In addition, interest expense on Federal Home Loan Bank (FHLB) advances and other borrowings increased $200,000 from one six-month period to the next as average balances rose $7.4 million. The Company allowed higher-costing certificates of deposit held by public entities to run off over the six-month period, replacing this funding with lower-cost FHLB advances. These changes represent the continuance of management's plan to restructure the balance sheet by replacing higher-costing CD's with lower-cost transaction accounts and FHLB advances.

         During the six-month period ended June 30, 1998, an addition of $190,000 was made to the general loan loss reserve, as compared to $95,000 for the same period in 1997. For the second quarter 1998, an addition of $102,000 was made to the general loan loss reserve, as compared to $43,000 in the same quarter of last year. In conjunction with the findings of the internal asset review committee, the allowance for loan losses is based on the subsidiary
Banks' past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible losses. At June 30, 1998, each subsidiary Bank's general loan loss reserve met or exceeded the minimum loan loss reserve standard established by the internal asset review committee for each Bank.

                                 PART I - ITEM 2

                            MANAGEMENT DISCUSSION AND
                     ANALYSIS OF CONSOLIDATED STATEMENTS OF
                       FINANCIAL CONDITION AND OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC
                                   (Continued)

          Net non interest expense increased $1,097,000, from $2,055,000 in the first six months of 1997 to $3,152,000 in the same period in 1998. Net non-interest expense increased by $943,000 from the second quarter of 1997 to the same 1998 quarter. Non interest income increased $167,000, or 21.9%, for the six months ended June 30, 1998 over the same period in 1997. Three areas of non-interest income were primarily responsible for the growth. Commission income grew $89,000, from $142,000 for the first six months of 1997 to $231,000 during the same period of the current year. Loan fees and other loan service charges increased $58,000, or 18.45%, from the six months ended 1997 to the same period in 1998. As the Company restructures its balance sheet as discussed above, non interest income is earned on the sale of servicing of mortgage loans sold into the secondary market.

          Non interest expense increased $1,265,000, or 44.86%, for the six-month period ended June 30, 1998 as compared to the same period ended June 30, 1997. Between the second quarter 1997 and 1998, non-interest expense rose $1,032,000, from $1,490,000 in 1997 to $2,522,000 in 1998. This increase was primarily attributable to the non-recurring merger and employee benefit charges discussed above.

         Income before income taxes in the first six months of 1998 decreased to $1,416,000 from $2,226,000 in the same period in 1997. After federal and state income taxes of $396,000 were applied, the Company netted a year-to-date after tax profit of $826,000 through June 30, 1998. The Holding Company's effective tax rate was 41.7% for the six months ended June 30, 1998, as compared to 37.5% for the same period in 1997. This difference is primarily attributable to the non-deductibility of certain non-recurring merger-related expenses discussed above.

YEAR 2000 COMPLIANCE

         The Company has developed a plan of action to ensure that its operational and financial systems will not be adversely affected by software or hardware failures caused by the inability of such software and hardware to handle calculations involving dates after December 31, 1999. While the Company believes that it is doing everything possible to ensure Year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Company is requiring its computer hardware and software vendors to represent that their products are or will be Year 2000 compliant. At this time the Company estimates that it will incur $300,000 in expenses related to Year 2000 compliance. Any hardware or software failures due to Year 2000 noncompliance could result in additional, unestimable expenses to the Company. The Company does not internally program any major operating system of the Company.

                                     PART II
                                OTHER INFORMATION

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Item 1.   Legal proceedings

         The Holding company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Holding Company's subsidiaries, Community Bank of Southern Indiana, Heritage Bank of Southern Indiana, and NCF Bank and Trust Co., are a party to legal proceedings wherein they enforce their security interest in mortgage loans made by them.

Item 2.   Changes in Securities

         No material changes in the types of securities purchased in the quarter were exhibited.

Item 3.   Defaults upon Senior Securities

         No defaults on senior securities occurred.

Item 4.   Submission of Matters to a vote of Security Holders

         The Annual Meeting of the Shareholders of the Company was held on April 28, 1998. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares issued and outstanding entitled to vote at the meeting was 1,983,588. A total of 1,556,483 shares were represented by shareholders in attendance or by proxy, representing a quorum. By a vote of 1,346,779 for, 437 against, 927 abstaining, and 208,340 non-votes, representing 86% in favor, shareholders approved the merger of NCF Financial Corporation ("NCF") into Community Bank Shares.

         At the same meeting, shareholders approved the following directors for their respective terms and by their respective votes:

         Director              Term        Votes For     Votes Against
         --------              ----        ---------     -------------
         C. Thomas Young       3 Years     1,555,607           876
         Gary L. Libs          3 Years     1,555,632           851
         Robert J. Koetter     3 Years     1,555,632           851
         Kerry M. Stemler      3 Years     1,553,932         2,551
         Gordon L. Huncilman   2 Years     1,554,132         2,351
         Dale L. Orem          1 Year      1,554,632         1,851
         Steven Stemler        1 Year      1,554,132         2,351

         In addition, at the same April 28, 1998 meeting shareholders also approved the ratification of Monroe Shine and Company, Inc. as the Company's independent auditors for the year ended December 31, 1998by a vote of 1,554,230 for, 1,501 against, and 752 abstaining.

Item 5.   Other Information

         Additional items of substantive nature did not occur.

                                     PART II
                                OTHER INFORMATION

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Continued)


Item 6.   Exhibits and Reports on Form 8-K

          Community Bank Shares of Indiana, Inc. filed two forms 8-K reports during the three months ended June 30, 1998.

     On May 15, 1998, Community Bank Shares of Indiana, Inc. filed a form 8-K to announce the merger of NCF Financial Corp. into Community Bank Shares of Indiana, Inc. The following financial information was included in the form 8-K:
1) Unaudited Pro Forma Condensed Balance Sheet As of March 31, 1998, and 2) Unaudited Pro Forma Condensed Combined Income Statement For the Year Ended December 31, 1997.

         On May 8, 1998, Community Bank Shares of Indiana, Inc. filed a form 8-K to announce the retirement of President & CEO Robert E. Yates.

         Exhibit Number             Description
         --------------         -----------------------
               27               Financial Data Schedule

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
                                            OF INDIANA, INC.
                                            (Registrant)



     Dated    August  15, 1998              BY:    /s/   Michael Douglas
     -------------------------                     -----------------------------
                                                         Michael Douglas
                                                         President and CEO






     Dated    August  15, 1998              BY:    /s/   James M. Stutsman
     -------------------------                     -----------------------------
                                                         James M. Stutsman
                                                         Chief Financial Officer