Form 10-Q/A
period 1998-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 1998-09-08
CIK 933590

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
                                              =============  ============   =============  ============

  * See Note 4

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                                      (Unaudited)
                                                      In Thousands


                                                                                                     FOR THE SIX
                                                                                                     MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                              ---------------------------
                                                                                                 1998           1997
                                                                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITES:
Net income                                                                                     $     826     $    1,390
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of premiums and accretion of discounts
   on investment and mortgage-backed securities, net                                                  (1)           (48)
  Provision (credit) for losses on loans                                                             190             95
  Proceeds from mortgage loan sales                                                                6,776          6,191
  Mortgage loans originated for resale                                                            (6,999)        (6,191)
  Net gain on sales of mortgage loans                                                               (100)           (95)
  Depreciation expense                                                                               113             76
  Deferred income taxes                                                                             (382)           (41)
  (Increase) decrease in accrued interest receivable                                                 361             48
  Increase (decrease) in accrued interest payable                                                     71             21
  Increase (decrease) in income taxes payable                                                       (194)           211
  Increase (decrease) in other assets & other  liabilities                                           454           (227)
                                                                                              ------------   ------------
     Net cash flows provided by operating activities                                           $   1,115      $   1,430
                                                                                              ------------   ------------



CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest bearing deposits                                           $  (3,982)      $(11,501)
Proceeds from maturities of securities available for sale                                             --          5,421
Proceeds from maturities of securities held to  maturity                                          46,000          7,500
Purchases of securities held to maturity                                                         (40,441)        (7,913)
Principal collected on securities available for sale                                                  96             71
Principal collected on securities held to maturity                                                 6,281          1,531
Purchase of Federal Home Loan Bank stock                                                            (542)           (15)
Loan originations and principal payments on loans, net                                           (11,531)        (4,829)
Proceeds from sale of foreclosed real estate                                                          --            101
Net increase in premises and equipment                                                            (1,982)          (364)
                                                                                              ------------   ------------
  Net cash flows used by investing activities                                                  $  (6,101)     $  (9,998)
                                                                                              ------------   ------------

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

                                                 PART I - ITEM 1
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                                   (Continued)

4.    EARNINGS PER SHARE

                                                                       Three months ended                Six months ended
                                                                            June 30,                         June 30,
                                                                  ------------------------------   -----------------------------
In thousands, except for share and per share amounts                   1998           1997             1998           1997
----------------------------------------------------
                                                                  --------------- --------------   -------------  --------------
Basic:
      Earnings:
          Net income                                                $        113    $       697       $     826     $     1,391
                                                                   =============== ==============   =============  ==============

      Shares:
          Weighted average
          common shares outstanding                                    2,682,961      2,678,094       2,685,364       2,679,449
                                                                  =============== ==============   =============  ==============

Net income per share, basic                                         $       0.04    $      0.26      $     0.31    $       0.52
                                                                  =============== ==============   =============  ==============

Diluted:
      Earnings:
          Net income                                                $        113      $     697       $     826     $     1,391
                                                                  =============== ==============   =============  ==============

      Shares:
      Weighted average
          common shares outstanding                                    2,682,961      2,678,094       2,685,364       2,679,449
          Add:  Dilutive effect of
                  outstanding options                                      6,671            309          21,323             309
                                                                  --------------- --------------   -------------  --------------

      Weighted average shares
          outstanding, as adjusted                                     2,689,632      2,678,403       2,706,687       2,679,758
                                                                  =============== ==============   =============  ==============

Net income per share, diluted                                       $       0.04      $    0.26       $    0.31     $      0.52
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