Form 10-Q
period 1998-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 1998-11-16
CIK 933590

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

                For the quarterly period ended SEPTEMBER 30,1998

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

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


         APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 2,728,402.

                                 COMMUNITY BANK SHARES OF INDIANA, INC.



                                                  INDEX

Part I    Financial Information                                                                    Page
                                                                                                 ---------
          Item 1.  Financial Statements


          Condensed consolidated statement of financial condition,
               September 30, 1998 and December 31, 1997                                                 3


          Condensed consolidated statement of operations,
               three- and nine-months ended September 30, 1998 and 1997                               4-5


          Condensed consolidated statement of cash flows,
               nine-months ended September 30, 1998 and 1997                                          6-7


          Notes to condensed consolidated financial statements                                       8-10


          Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations                                     11-13


          Part II.  Other Information                                                               14-15


          Signatures                                                                                   16

                                                  PART I - ITEM 1
                                            CONSOLIDATED BALANCE SHEETS
                                       COMMUNITY BANK SHARES OF INDIANA, INC.
                                                    In Thousands

                                                                 September 30, 1998            December 31, 1997
                                                                                     (Unaudited)
ASSETS
Cash and due from banks                                                  $        5,353                $       5,545
Interest bearing deposits with banks                                             14,685                       11,919
Securities available for sale, at market:
   Mortgage-backed securities                                                         0                          883
   Other debt securities                                                              0                            0
Securities held to maturity:
   Mortgage-backed securities                                                    28,404                       23,498
   Other debt securities                                                         59,144                       66,669
Mortgage loans held for sale
Loans receivable, net                                                           194,041                      171,874
Federal Home Loan Bank stock, at cost                                             3,279                        2,033
Foreclosed real estate                                                              394                          269
Premises and equipment, net                                                       6,974                        4,269
Accrued interest receivable:
   Loans                                                                          1,218                        1,128
   Mortgage-backed securities                                                       170                          130
   Other debt securities                                                            814                        1,249
Other assets                                                                        411                          684
                                                             ===========================   ==========================
     Total Assets                                                       $       314,887               $      290,150
                                                             ===========================   ==========================

LIABILITIES
Deposits                                                                $       203,837               $      209,005
Advances from Federal Home Loan Bank                                             52,500                       27,000
Borrowings - repurchase agreements                                               15,853                       12,142
Other borrowings                                                                     80                           83
Advance payments by borrowers for
   taxes and insurance                                                              628                          186
Accrued interest payable on deposits                                                175                          112
Other liabilities                                                                   982                        1,676
                                                             ---------------------------   --------------------------
     Total Liabilities                                                          274,055                      250,204
                                                             ---------------------------   --------------------------

STOCKHOLDERS' EQUITY
Common stock of $.10 par value per share,
   Authorized 10,000,000 shares; issued
   1,983,722 shares                                                                 272                          272
Additional paid in capital                                                       19,415                       19,388
Retained earnings - substantially restricted                                     21,567                       20,730
Net unrealized gain/(loss) on assets
   available for sale, net of tax                                                     0                            3
Unearned ESOP shares                                                               (422)                        (447)
     Total Stockholders' Equity                                                  40,832                       39,946

                                                             ===========================   ==========================
     Total Liabilities and Stockholders' Equity                         $       314,887               $      290,150
                                                             ===========================   ==========================

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                                       (Unaudited)
                                                      In Thousands

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 31,                     SEPTEMBER 31,
                                                                1998            1997              1998           1997

INTEREST INCOME:
Loans receivable
   Mortgage loans                                                 $ 2,060        $ 2,236           $ 6,220        $ 6,595
   Commercial loans                                                 1,576          1,166             4,235          3,093
   Consumer and other loans                                           330            278               936            762
Securities:
   Mortgage-backed securities                                         427            378             1,173          1,176
   Other debt securities                                              832          1,046             2,656          2,933
Federal Home Loan Bank stock                                           60             40               144            104
Interest bearing deposits with banks                                  235            271               810            672
                                                            --------------  -------------     -------------  -------------
  TOTAL INTEREST INCOME                                             5,520          5,415            16,174         15,335
                                                            --------------  -------------     -------------  -------------

INTEREST EXPENSE:
Deposits                                                            2,315          2,536             7,018          7,087
Advances from Federal Home Loan Bank
  and other borrowings                                                755            515             1,948          1,509
                                                            --------------  -------------     -------------  -------------
  TOTAL INTEREST EXPENSE                                            3,070          3,051             8,966          8,596
                                                            --------------  -------------     -------------  -------------

  NET INTEREST INCOME                                               2,450          2,364             7,208          6,739

Provision for loan losses                                              52             72               242            167
                                                            --------------  -------------     -------------  -------------

  NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                      2,398          2,292             6,966          6,572
                                                            --------------  -------------     -------------  -------------

NON-INTEREST INCOME:
Loan fees and service charges                                         197            137               568            451
Net gain on sale of loans                                              71             55               171            149
Income (loss) from REO operations                                      (6)             0                (8)             0
Deposit account service charges                                       122            110               320            294
Commission income                                                     138             76               369            218
Other income                                                           14             16                47             46
                                                            --------------  -------------     -------------  -------------
   TOTAL NON-INTEREST INCOME                                          536            394             1,467          1,158
                                                            --------------  -------------     -------------  -------------

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                                       (Unaudited)
                                                      In Thousands

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 31,                     SEPTEMBER 31,
                                                                1998            1997              1998           1997

NON-INTEREST EXPENSE
Compensation and benefits                                         $ 1,051         $  929           $ 3,888        $ 2,734
Occupancy and equipment                                               150            110               403            330
Deposit insurance premiums                                             27             30                86             91
Data processing service                                               129            119               381            354
(Gain)/loss on sale of REO                                            (10)             0                (7)             1
Other                                                                 306            250               985            747
                                                            --------------  -------------     -------------  -------------
  TOTAL NON-INTEREST EXPENSE                                        1,653          1,438             5,736          4,257
                                                            --------------  -------------     -------------  -------------

Income before income taxes                                          1,281          1,248             2,697          3,473

Income tax expense                                                    512            460             1,102          1,294
                                                            --------------  -------------     -------------  -------------

NET INCOME                                                         $  769         $  788           $ 1,595        $ 2,179
                                                            ==============  =============     =============  =============

Basic earnings per share *                                         $ 0.29         $ 0.29            $ 0.59         $ 0.81
                                                            ==============  =============     =============  =============

Dilutive earnings per share *                                      $ 0.28         $ 0.29            $ 0.59         $ 0.81
                                                            ==============  =============     =============  =============

Dividends per share                                               $ 0.120        $ 0.076           $ 0.330        $ 0.273
                                                            ==============  =============     =============  =============

   *(See note 4)

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                                       (Unaudited)
                                                      In Thousands

                                                                                                      FOR THE NINE
                                                                                                      MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                  1998           1997

CASH FLOWS FROM OPERATING ACTIVITES:
Net income                                                                                         $ 1,595        $ 2,179
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of premiums and accretion of discounts
   on investment and mortgage-backed securities, net                                                    33            (45)
  Net realized securities gain                                                                           -              -
  Provision (credit) for losses on loans                                                               242            167
  Proceeds from mortgage loan sales                                                                 11,059          9,159
  Mortgage loans originated for resale                                                             (13,409)        (8,999)
  Net gain on sales of mortgage loans                                                                 (171)          (149)
  Loss on foreclosed real estate                                                                         -              -
  Depreciation expense                                                                                 175            132
  Deferred income taxes                                                                               (675)          (151)
  (Increase) decrease in accrued interest receivable                                                   306             46
  Increase (decrease) in accrued interest payable                                                       63             34
  Increase (decrease) in income taxes payable                                                         (315)           343
  Increase (decrease) in other assets & other  liabilities                                             947            636
                                                                                               ------------  -------------
     Net cash flows provided by operating activities                                               $ (150)        $ 3,352
                                                                                               ------------  -------------



CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest bearing deposits                                               $(2,766)      $(13,896)
Proceeds from the sale of securities available  for sale                                                 -              -
Proceeds from maturities of securities available for sale                                                -          1,500
Purchases of securities available for sale                                                               -              -
Proceeds from maturities of securities held to  maturity                                            58,182         17,200
Purchases of securities held to maturity                                                           (63,770)       (25,136)
Principal collected on securities available for sale                                                    96            237
Principal collected on securities held to maturity                                                   8,961          2,571
Purchase of Federal Home Loan Bank stock                                                            (1,246)           (24)
Loan originations and principal payments on loans, net                                             (19,888)        (7,762)
Proceeds from sale of foreclosed real estate                                                             -            664
Net increase in premises and equipment                                                              (2,880)          (669)
                                                                                               ------------  -------------
  Net cash flows used by investing activities                                                    $(23,311)      $(25,315)
                                                                                               ------------  -------------


                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                                      (Unaudited)
                                                      In Thousands

                                                                                                     FOR THE NINE
                                                                                                     MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                               --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                              1998          1997
                                                                                               ------------  ------------

Net increase (decrease) in demand accounts and savings accounts                                    $ 4,560       $  (954)
Net increase (decrease) in certificates of deposits                                                 (9,728)       17,675
Repayment of advances from Federal Home Loan bank                                                  (13,500)       (8,000)
Advances from Federal Home Loan bank                                                                39,000        13,000
Net increase (decrease) in repurchase borrowings                                                     3,711         1,951
Net increase (decrease) in other borrowings                                                             (3)            0
Sale of stock                                                                                            0             0
Dividends paid                                                                                        (771)         (699)
                                                                                               ------------  ------------
  Net cash flows provided by financing activities                                                 $ 23,269      $ 22,973
                                                                                               ------------  ------------

Net increase ( decrease) in cash and due from banks                                                  (192)         1,010

Cash and due from banks at beginning of period                                                       5,545         3,849
                                                                                               ------------  ------------

Cash and due from banks at end of period                                                           $ 5,353       $ 4,859
                                                                                               ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash payment for:
      Interest                                                                                     $ 8,903       $ 8,533
      Income taxes                                                                                 $ 1,417       $ 1,158

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

  Proceeds from sales of foreclosed real estate
     financed through loans                                                                          $ 187         $ 101
  Transfers from loans to real estate acquired through  foreclosure                                  $ 312         $ 841


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

         In the opinion of the management of the Company, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three- and nine-months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and September 30, 1997. Interim results are not necessarily indicative of the results that will be achieved for a full year.

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

3.     ACQUISITION OF NCF FINANCIAL CORPORATION

         On May 6, 1998, Community Bank Shares acquired NCF Financial Corporation in a tax-free exchange accounted for under the pooling-of-interests method of accounting. Under the terms of the merger agreement, NCF Financial Corporation shareholders received 0.935 shares of the Company's common stock for each of the 792,609 shares of NCF common stock outstanding. Based upon the market price of the Company's stock on May 6, 1998, the transaction had a value of approximately $18.3 million. The results of operations for the three- and nine-month periods ended September 30, 1998 and 1997 include the operations of NCF Bank & Trust Co., the wholly-owned bank subsidiary of NCF Financial Corporation, as appropriate in a pooling-of-interests transaction. NCF Financial Corporation was dissolved in the merger transaction. Accordingly, any operations of NCF Financial Corporation are presented as a part of Community Bank Shares of Indiana, Inc.

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

                                 PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Continued)

4.    EARNINGS PER SHARE

                                                                          Three months ended               Nine months ended
                                                                            September 30,                    September 30,
                                                                    -------------------------------  -------------------------------
In thousands, except for share and per share amounts                    1998             1997            1998             1997
----------------------------------------------------
                                                                    --------------  ---------------  --------------  ---------------
Basic:
      Earnings:
            Net income                                                     $  769           $  788         $ 1,595          $ 2,179
                                                                    ==============  ===============  ==============  ===============

      Shares:
            Weighted average
            common shares outstanding                                   2,684,284        2,678,412       2,683,843        2,678,306
                                                                    ==============  ===============  ==============  ===============

Net income per share, basic                                               $  0.29          $  0.29         $  0.59          $  0.81
                                                                    ==============  ===============  ==============  ===============

Diluted:
      Earnings:
            Net income                                                     $  769           $  788         $ 1,595          $ 2,179
                                                                    ==============  ===============  ==============  ===============

      Shares:
      Weighted average
            common shares outstanding                                   2,684,284        2,678,412       2,683,843        2,678,306
            Add:  Dilutive effect of
                    outstanding options                                    35,874              728          26,140              588
                                                                    --------------  ---------------  --------------  ---------------

      Weighted average shares
            outstanding, as adjusted                                    2,720,158        2,679,140       2,709,983        2,678,894
                                                                    ==============  ===============  ==============  ===============

Net income per share, diluted                                             $  0.28          $  0.29         $  0.59          $  0.81
                                                                    ==============  ===============  ==============  ===============

                                 PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Continued)


5.    COMPREHENSIVE INCOME

         FASB Statement No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning on or after January 1, 1998, establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for Community Bank Shares includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three- and nine-months ended September 30, 1998 and 1997:

                                                                                     Three Months Ended September 30,
                                                                         ---------------------------------------------------------
                                                                             1998                          1997
                                                                         -----------------------------  --------------------------
(Amounts in thousands)
Net income                                                                                      $ 769                       $ 788
Other comprehensive income, net of tax:
      Unrealized gains on securities:
             Unrealized holding gains (losses) arising during period                 1
                                                                                                                  1
             Less: Reclassification adjustment for gains (losses)
             included in net income
                                                                                     -              1             -             1
                                                                         --------------   ------------  ------------  ------------
COMPREHENSIVE INCOME                                                                            $ 770                       $ 789
                                                                                          ============                ============

                                                                                     Nine Months Ended September 30,
                                                                         ---------------------------------------------------------
                                                                             1998                          1997
                                                                         -----------------------------  --------------------------
(Amounts in thousands)
Net income                                                                                     $1,595                      $2,179
Other comprehensive income, net of tax:
      Unrealized gains on securities:
             Unrealized holding gains (losses) arising during period               (2)
                                                                                                                  4
             Less: Reclassification adjustment for gains (losses)
             included in net income
                                                                                     -            (2)             -             4
                                                                         --------------   ------------  ------------  ------------
COMPREHENSIVE INCOME                                                                           $1,593                      $2,183
                                                                                          ============                ============

6.    REGULATORY CAPITAL REQUIREMENTS

         The Company's subsidiary banks are required by federal regulations to maintain minimum amounts of capital. At September 30, 1998, each of the Company's subsidiary banks had capital that substantially exceeded each of the regulatory capital requirements.

                                 PART I - ITEM 2

                            MANAGEMENT DISCUSSION AND
                     ANALYSIS OF CONSOLIDATED STATEMENTS OF
                       FINANCIAL CONDITION AND OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC


FINANCIAL CONDITION

         Total assets of $314.9 million increased $24.7 million or 8.53% from the December 31, 1997 ending balance of $290.2 million. The Company increased short-term liquidity in response to actual and potential funding needs over the nine-month period ending September 30, 1998. Accordingly, cash and due from banks and interest-bearing deposits with banks increased by $2.6 million to $23.5 million at September 30, 1998. Community Bank Shares continued to restructure its balance sheet, with total loans up $22.2 million, or 12.90%, from $171.9 million to $194.0 million. At the same time, total investment securities decreased $3.5 million to $87.5 million. This strategy has contributed to an increase in net interest margin of 8 basis points from 3.30% to 3.38% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. The interest income to average earning assets ratio rose 6 basis points to 7.58% when comparing the same periods, while the interest expense to average interest bearing liabilities ratio decreased 4 basis points to 4.75%.

         Total liabilities increased $23.9 million, from $250.2 million to $274.1, which was driven by a net increase in Federal Home Loan Bank advances of $29.2 million or 74.46%. Total deposits decreased $5.2 million to $203.8 million from December 31, 1997 to September 30, 1998, with certificates of deposits decreasing by $9.4 million and transaction accounts increasing by $4.2 million over the same period. Certificates of deposits decreased because the Company allowed higher cost public funds certificates of deposit to mature, replacing them with lower cost Federal Home Loan Bank advances.

CAPITAL

         Consolidated total equity was $40.8 million as of September 30, 1998, increasing $887,000 from $39.9 million as of December 31, 1997. This increase was due primarily to periodic net income less dividends paid to shareholders.

          The banking affiliates are required to maintain acceptable levels of capital in three categories: 1) total capital to risk weighted assets, 2) Tier I capital to risk weighted assets, and 3) Tier I capital to average assets. To be well capitalized, each financial institution must maintain a minimum of 10% capital to risk weighted assets, 6% Tier I capital to risk weighted assets and 5% Tier I capital to average assets. Each of the Company's bank subsidiaries exceeded these requirements as of September 30, 1998.

LIQUIDITY

         The Company's primary sources of funds are deposits; principal and interest payments on loans and mortgage-backed securities; proceeds from maturing debt securities; advances from the Federal Home Loan Bank; and the sale of stock. The mortgage banking operations also generate funds in the form of proceeds from the sale of loans and loan servicing fees. Regulations require that each of the Company's subsidiaries maintain sufficient liquidity to fund ongoing operations. At September 30, 1998, each of the Company's subsidiaries was in compliance with the minimum liquidity required by law.


RESULTS OF OPERATIONS

         Net income for the three-month period ending September 30, 1998 was $768,000, as compared to $788,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998 net income was $1,594,000 as compared to $2,179,000 for the same nine-month period in 1997. The reduction in net income from one nine-month period to the next was primarily attributable to one-time merger-related expenses involved in the acquisition of NCF Bank & Trust Co. and non-recurring employee benefit charges.

                                 PART I - ITEM 2

                            MANAGEMENT DISCUSSION AND
                     ANALYSIS OF CONSOLIDATED STATEMENTS OF
                       FINANCIAL CONDITION AND OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC
                                   (Continued)

These charges amounted to $647,000 after application of appropriate federal and state tax credits. Net income for the nine months ended September 30, 1998 excluding these non-recurring charges was $2,242,000, or $0.83 per basic share, as compared to $2,179,000, or $0.81 per basic share, for the same period in 1997. Net income for the third quarter of 1998 was largely unaffected by these non-recurring charges as the greatest part of these were charged against second quarter 1998 earnings. Net interest income increased by $85,000, or 3.62%, for the quarter ended September 30, 1998 when measured against the same quarter in 1997. Between the nine-month periods ended September 30, 1998 and 1997, net interest income increased $469,000, or 6.95%, from $6,739,000 in 1997 to $7,208,000 in 1998. This increase reflected growth in total interest income of $839,000, or 5.47%, from the first three quarters of 1997 to the same period in 1998. This growth came primarily from three areas: (1) commercial loan interest increased $1,142,000, or 36.93%, due primarily to a $18.0 million increase in average balances of commercial loans for the nine months ended September 30, 1998 compared to the same period last year, (2) interest income from interest bearing deposits with banks increased $138,000, or 20.52%, on the basis of a $3.3 million increase in average balances from the first three quarters of 1997 to the same period in 1998, and (3) consumer loan interest grew $175,000, or 22.93%, due to an increase in average consumer loans outstanding of $2.4 million from the first nine months of 1997 to the same period in 1998. These increases are a direct result of management's intent to restructure the balance sheet so that it is more heavily weighted with commercial and consumer loans, thereby placing less reliance on mortgage loans. In response to this restructuring, interest on mortgage loans in the first nine months of 1998 fell $374,000 from the same period in 1997 as the average balances decreased $7.0 million. The Company continues to actively originate mortgage loans, selling many of these loans into the secondary market and thereby earning non-interest income in the form of gains on loan sales and loan servicing income. At the current time, however, mortgage loan payments substantially exceed the originations of mortgage loans the Company intends to retain in its own portfolio. From the first nine months of 1997 to the same period in 1998, interest on mortgage-backed securities and other investment securities decreased $281,000 as the average balances of these securities fell $4.8 million between the periods.

         Interest expense, the other component of net interest income, reflected a smaller increase than interest income, rising $371,000, or 4.32%, from the first nine months of 1997 to the same period in 1998. Interest expense rose $20,000 between the third quarters of 1997 and 1998, from $3,051,000 to $3,071,000. Interest on deposits, which comprised 78.27% of total interest expense for the first nine months of 1998, fell $69,000, or -0.97%, between the nine-month periods ended September 30, 1997 and 1998. The decrease in interest expense on deposits is primarily due to negligible growth in average deposits of $48,000 from the first three quarters of 1997 to the same quarters in 1998 while the cost of these deposits fell by 5 basis points to 4.61%. In addition, interest expense on Federal Home Loan Bank (FHLB) advances and other borrowings increased $440,000 from one nine-month period to the next as average balances rose $12.4 million. The Company allowed higher-costing certificates of deposit held by public entities to run off over the nine-month period, replacing this funding with lower-cost FHLB advances. These changes represent the continuance of management's plan to restructure the balance sheet by replacing higher-costing CD's with lower-cost transaction accounts and FHLB advances.

         During the nine-month period ended September 30, 1998, an addition of $242,000 was made to the general loan loss reserve, as compared to $167,000 for the same period in 1997. For the third quarter 1998, an addition of $52,000 was made to the general loan loss reserve, as compared to $72,000 in the same quarter of last year. In conjunction with the findings of the internal asset review committee, the allowance for loan losses is based on the subsidiary
Banks' past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible losses. At September 30, 1998, each subsidiary Bank's general loan loss reserve met or exceeded the minimum loan loss reserve standard established by the internal asset review committee for each Bank.

                                 PART I - ITEM 2

                            MANAGEMENT DISCUSSION AND
                     ANALYSIS OF CONSOLIDATED STATEMENTS OF
                       FINANCIAL CONDITION AND OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC
                                   (Continued)

          Net non-interest expense increased $1,170,000, from $3,099,000 in the first nine months of 1997 to $4,269,000 in the same period in 1998. Net non-interest expense increased by $73,000 from the third quarter of 1997 to the same 1998 quarter. Non interest income increased $309,000, or 26.71%, for the nine months ended September 30, 1998 over the same period in 1997. Two areas of non-interest income were primarily responsible for the growth. Commission income grew $151,000, from $218,000 for the first nine months of 1997 to $369,000 during the same period of the current year. Loan fees, other loan service charges, and gains on sale of loans increased $139,000, or 23.09%, from the nine months ended September 30, 1997 to the same period in 1998. These factors were also primarily responsible for the quarter-over-quarter increase. As the Company restructures its balance sheet as discussed above, non-interest income is earned on the sale and servicing of mortgage loans sold into the secondary market.

          Non interest expense increased $1,479,000, or 34.75%, for the nine-month period ended September 30, 1998 as compared to the same period ended September 30, 1997. This increase was primarily attributable to the non-recurring merger and employee benefit charges discussed above. Between the third quarter 1997 and 1998, non-interest expense rose $215,000, from $1,438,000 in 1997 to $1,653,000 in 1998. The quarterly increase was primarily attributable to an increase in compensation and benefits resulting from additional personnel in the following areas: 1) loan and deposit processing, 2) business services, 3) a new Heritage Bank branch, and 4) mortgage origination personnel. The Company has increased its loan- and deposit-processing capabilities based on both internal and external growth projections. To further implement the balance sheet restructuring referenced above, additional personnel have been added to the business services staff to accelerate the increase in commercial loans relative to total assets. Management has also increased the staffing of the mortgage loan origination function to take advantage of increased processing capabilities and increase fee income.In addition, increased variable compensation was incurred because of a substantial increase in sales through Heritage Financial Services, a department of Heritage Bank offering various investment products such as mutual funds and annuities.

         Income before income taxes in the first nine months of 1998 decreased to $2,697,000 from $3,473,000 in the same period in 1997. After federal and state income taxes of $1,102,000 were applied, the Company netted a year-to-date after tax profit of $1,595,000 through September 30, 1998. The Holding Company's effective tax rate was 40.86% for the nine months ended September 30, 1998, as compared to 37.28% for the same period in 1997. This difference is primarily attributable to the non-deductibility of certain non-recurring merger-related expenses discussed above.

YEAR 2000 COMPLIANCE

         The Year 2000 issue arises from the design of computer operating systems and computer software programs which recognize dates as only two digits. As a result, these operating systems and software programs may interpret "00" incorrectly as the Year 1900 instead of as the Year 2000, causing failure of the underlying operating and software programs. The Company has formed a Year 2000 Committee representing all functional areas of the organization to ensure that the Company is Year 2000 compliant. The Committee has developed a plan of action to ensure that its operational and financial systems will not be adversely affected by software or hardware failures caused by the inability of such software and hardware to handle calculations involving dates after December 31, 1999. While the Company believes that it is doing everything possible to ensure Year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Company is requiring its computer hardware and software vendors to represent that their products are or will be Year 2000 compliant. At this time the Company estimates that it will incur $300,000 in expenses related to ensuring Year 2000 compliance. Any hardware or software failures due to Year 2000 noncompliance could result in additional, inestimable expenses to the Company. At worst, the Company would be unable to operate for some indefinite period of time, resulting in potentially large but currently incalculable monetary damages to the company.

         Computer operations are a crucial part of the Company's daily operating processes and a comprehensive program has been implemented (described below) to verify that all internal software will operate properly. The Company does not internally program any major operating system of the Company, and as such has been working with its outside vendors to ensure Year 2000 Compliance within its major operating systems.

                                 PART I - ITEM 2

                            MANAGEMENT DISCUSSION AND
                     ANALYSIS OF CONSOLIDATED STATEMENTS OF
                       FINANCIAL CONDITION AND OPERATIONS
                      COMMUNITY BANK SHARES OF INDIANA, INC
                                   (Continued)

The Company uses these systems provided by outside suppliers to maintain customer deposit and borrowing information, including transaction processing, and the Company's internal financial information. The Company does internally program a link between operating systems of the company in the form of the proof-of-deposit machines that encode daily teller transactions for transmission to the Company's third party data processor and correspondent banks. This link is not currently Year 2000 compliant but will be upgraded through either software revisions within the existing machines or the purchase of new machines. At this time, the Company is unsure of which option will be adopted and will make the decision after all risks have been weighed.

         The Company's exposure to embedded microchip technology is of little or no consequence. Unlike companies that operate in manufacturing environments and may use computerized robots, process controllers, and assembly lines, the Company has only to assess its existing HVAC systems. All such systems have been evaluated and were determined to be free of embedded microchip technology. The Company is currently constructing a new corporate headquarters building in which all systems with the potential for embedded microchip technology (HVAC, elevator, and telephone system) will be certified Year 2000 compliant.

The Year 2000 Committee adopted a five-step plan based on the Federal Financial Institutions Council (FFIEC) to ensure readiness in dealing with the Year 2000 Compliance issue:

1. Awareness Phase - Formation of the Year 2000 Committee with the goal of representing all functional areas of the Company. Formation of the Year 2000 Plan, including the outlining of the following four steps. This step is complete.
2. Assessment Phase - Identification of all systems affected by the Year 2000 issue, such as hardware, software, networks,
              ATMs, processing platforms (operating systems), electronic data interchange (EDI), telephones and telephone systems, HVAC, security, operations and general office machines. Once identified, the systems were prioritized for testing purposes within the following groups: A) Mission critical - vital to daily bank operation. Goal: All mission critical systems to be tested and corrected/updated by December 31, 1998, B) Important - difficult or costly to function without. Goal: All important systems to be tested and corrected/updated prior to June 30, 1999. C) Non-critical - no significant impact to daily operations. Goal: non-critical systems will be tested as time allows, potentially not being tested prior to January 1, 2000. This step is complete.
3. Validation Phase - Comprises identifying any necessary changes, upgrades, replacement, correction, or testing of systems identified in Step 2. This step is substantially complete and should be completely accomplished by December 31, 1998.
4. Implementation Phase - Comprises placing any corrective action identified during the Validation Phase into action (e.g., upgrading or replacing software or operating systems to Year 2000 compliant versions). These corrective actions will take place throughout the project, following user acceptance testing and normal change control procedures. This phase should be substantially complete by March 31, 1999.
5. Contingency Planning Phase - By June 30, 1999, the Year 2000 committee will have developed a system contingency manual based partially on a standard, bank disaster recovery format. The plan will also incorporate solutions developed by PC, data, and network vendors. This manual will address mission-critical functions only and will be written with "worst case scenarios" in mind.

         From a customer standpoint, the problem could affect the ability of the subsidiary banks' borrowers to service debts if their direct operations, vendors, or customers are adversely impacted by the Year 2000 Compliance issue. The FFIEC instituted a Year 2000 examination process to which the Company is subject. As a part of that process, the Company was required to identify those commercial customers (borrowers and depositors) which exceeded a set threshold and prepare written Year 2000 assessment work sheets. As of September 30, 1998, all such assessments have been completed at the Company's subsidiaries. The Year 2000 risk assessment for the Company's borrowers will be a factor when determining the provision for loan losses charged to expense throughout 1999.

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

Item 2.   Changes in Securities

         No material changes in securities occurred during the quarter.

Item 3.   Defaults upon Senior Securities

         No defaults on senior securities occurred.

Item 4.   Submission of Matters to a vote of Security Holders

         No matters were brought to the Security Holders for a vote.

Item 5.   Other Information

         Additional items of substantive nature did not occur.


Item 6.   Exhibits and Reports on Form 8-K

         Community Bank Shares of Indiana, Inc. has filed no form 8-K reports during the three months ended September 30, 1998.


         Exhibit Number             Description

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
                                            OF INDIANA, INC.
                                            (Registrant)



     Dated    November 15, 1998             BY:         /s/   Michael Douglas
     --------------------------                        -------------------------
                                                              Michael Douglas
                                                              President and CEO


     Dated    November 15, 1998             BY:         /s/   James M. Stutsman
     --------------------------                        -------------------------
                                                              James M. Stutsman
                                                              Chief Financial
                                                              Officer