Form 10-K
period 1998-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 1999-03-30
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                          [X] Annual Report Pursuant to
                           Section 13 or 15(d) of the
                           Securities Exchange Act of
                             1934 [NO FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 1998
                                       OR
                        [ ] Transition Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                                [NO FEE REQUIRED]

            For the transition period from ____________ to _________

                           Commission File No. 0-25766

                     Community Bank Shares of Indiana, Inc.
              Exact Name of Registrant as Specified in its Charter

                   United States                  35-1938254
              State or Other Jurisdiction of      I.R.S. Employer
              Incorporation or Organization       Identification Number

                202 East Spring Street, New Albany, Indiana 47150 (Address of Principal Executive Offices) Zip Code

       Registrant's telephone number, including area code: (812) 944-2224

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

As of March 30, 1999, there were issued and outstanding 2,728,298 shares of the Registrant's Common Stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the asked price of $15.50 per share of such stock as of March 4, 1998, was approximately $42.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 1998.

Part III of Form 10-K - Proxy Statement for the 1999 Annual Meeting of Stockholders.

Form 10-K
Index
   --------------------------------------------------------------------------------------------- -- --- ---------
   Part I:                                                                                                  Page
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 1.    Business                                                                                   3
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 2.    Properties                                                                                25
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 3.    Legal Proceedings                                                                         25
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 4.    Submission of Matters to a Vote of Security Holders                                       25
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------

   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
   Part II:
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters                      26
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 6.    Selected Financial Data                                                                   26
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 7.    Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                                 26
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                26
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 8.    Financial Statements and Supplementary Data                                               26
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 9.    Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure                                                                  26
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------

   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
   Part III:
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 10.   Directors and Executive Officers of the Registrant                                        26
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 11.   Executive Compensation                                                                    26
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 12.   Security Ownership of Certain Beneficial Owners and Management                            26
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 13.   Certain Relationships and Related Transactions                                            27
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------

   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
   Part IV:
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
        Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          27
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------

   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------
   Signatures                                                                                                29
   --------------------------------------------------------------------------------------------- -- --- ---------
   --------------------------------------------------------------------------------------------- -- --- ---------

                                     PART I

ITEM 1.  BUSINESS

General

         Community Bank Shares of Indiana, Inc. (the Company) is a multi-bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiaries are Community Bank of Southern Indiana (Community), Heritage Bank of Southern Indiana (Heritage), and NCF Bank and Trust Company (NCF Bank). Community, Heritage, and NCF are state-chartered stock commercial banks headquartered in New Albany, Indiana, Jeffersonville, Indiana, and Bardstown, Kentucky, respectively. Community and Heritage are regulated by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. NCF Bank is regulated by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation.

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

         On January 3, 1996, the Company capitalized Heritage Bank of Southern Indiana, a newly organized state-chartered commercial bank, for a total investment of $4,150,000. Heritage began operations as of January 8, 1996, and provides a variety of banking services to individuals and business customers through its two banking offices in Jeffersonville, Indiana. Heritage joined the Federal Home Loan Bank system in 1998.

         On May 6, 1998, the Company completed its acquisition of NCF Bank and Trust (NCF Bank) located in Bardstown, Kentucky through a merger with NCF Financial Corporation (NCF). NCF Bank, a state chartered commercial bank with total assets of $37.0 million and $35.6 million at May 6, 1998 and December 31, 1997, respectively, became a wholly-owned subsidiary of the Company through the exchange of 740,974 shares of the Company's common stock for all the outstanding common stock of NCF. The acquisition was accounted for as a pooling of interests.

         The Company had total assets of $331.9 million, total deposits of $212.9 million, and stockholders' equity of $41.4 million as of December 31, 1998. The Company's principal executive office is located at 202 East Spring Street, New Albany, Indiana 47150, and the telephone number at that address is
(812) 944-2224.

Business Strategy

         The Company's current business strategy is to operate well-capitalized, profitable and independent community banks with a significant presence in their primary market areas. The Company has sought to implement this strategy in recent years by: (1) emphasizing the origination of residential mortgage loans, commercial business loans, and consumer loans in the Company's primary market area; (2) maintaining a conservative interest rate risk exposure profile; (3) controlling operating expenses; and (4) broadening the scope of services offered to its customers.

         The Company's three subsidiaries are community-oriented financial institutions offering a variety of financial services to their local market areas. The subsidiaries are engaged primarily in the business of attracting deposits from the general public and using such funds to 1) originate 15- and 30-year fixed- and adjustable-rate ("ARM") mortgage loans for the purchase of single-family homes in Floyd and Clark Counties, Indiana, Nelson County, Kentucky, and, to a lesser extent, surrounding counties, and 2) originate secured and unsecured business loans of various terms to local businesses and professional organizations. Depending on each subsidiary's liquidity, interest rate risk and balance sheet positions, fixed-rate mortgage loans are originated either for inclusion in the retained loan portfolio or for sale in the secondary market, while ARM loans are originated primarily for retention in each subsidiary's loan portfolio. To a lesser extent, the subsidiaries make home equity loans secured by the borrower's principal residence and other types of consumer loans such as auto loans. Although Community holds a small amount of multi-family residential real estate loans in its portfolio, the Company does not emphasize the origination of such loans. In addition, the Company invests in mortgage-backed securities issued or guaranteed by GNMA, FNMA, or FHLMC, and in securities issued by the United States Government and agencies thereof.

         The success of the current business strategy is reflected in the consistent increases in capital, and a retail growth strategy that has included upgrading two limited service offices to full service offices, opening two full service branch offices to attract retail customers, the formation of a second subsidiary bank, Heritage Bank of Southern Indiana, which in addition to traditional banking services sells alternative financial products, and the acquisition of NCF Bank and Trust which allowed for expansion into Kentucky.

Market Area

         The Company's primary market area is the counties of Floyd, Clark and Harrison, which are located in Southern Indiana along the Ohio River. Clark and Floyd counties are two of the seven counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of one million. The population of the Company's primary market area is approximately 185,000. The Company's secondary market is Nelson County, which is located approximately 40 miles south east of Louisville, Kentucky. The population of the Company's secondary market area is approximately 35,000. Surrounding counties of the Company's Secondary Market include Spencer, Anderson, Hardin, Washington, Marion, Larue, and Bullitt counties, which together have a population in excess of 135,000. The Company's headquarters are in New Albany, Indiana, a city of 45,000 located approximately three miles from the center of Louisville.

         The Company's business and operating results are significantly affected by the general economic conditions prevalent in its market area.

Lending Activities

         General. At December 31, 1998, the Company's net portfolio of loans receivable (excluding loans classified as held for sale) totaled $199.6 million, representing approximately 60.1% of the Company's total assets at that date. The principal lending activity of the Company is the origination of single-family residential loans and secured and unsecured commercial business loans to local business and professional organizations. To a lesser extent the Company also originates residential construction loans and consumer loans (consisting primarily of home equity loans secured by the borrower's principal residence.) Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans.

         Since the early 1980's, the Company has worked to make its interest earning assets more interest rate sensitive by actively originating ARM loans, adjustable rate second mortgage loans and home equity loans, and short-term or adjustable consumer loans. Since the early 1990's, the Company has diligently increased the amount of commercial business loans as a percent of its total loan portfolio.

         The Company continues to actively originate fixed-rate mortgage loans, generally with terms to maturity of between 15- to 30- year terms and secured by one-to-four family residential properties. One-to-four family fixed-rate loans generally are originated for retention in the loan portfolio or resale in the secondary mortgage market. The Company sells mortgage loans with servicing either retained or released. The Company earns service fee income on those loans where servicing is retained.

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



Analysis of Loan Portfolio
                                                                                   At December 31,
                                         -------------------------------------------------------------------------------------
                                                      1998                          1997                        1996
                                                      ----                          ----                        ----
                                                                               (Dollars in Thousands)
Conventional real estate loans:
        Residential interim
           Construction loans                  $  578       0.29%         $  5,654         3.31%       $  6,498         3.92%
        Residential                           104,670      52.45%          106,082        62.08%        114,910        69.35%
        Commercial real estate                 35,424      17.75%           22,432        13.13%         17,269        10.42%
                                         -------------  ----------   --------------   -----------   ------------   -----------
              Total real estate loans       $ 140,672      70.49%        $ 134,168        78.52%      $ 138,677        83.69%

Commercial business loans (1)                $ 48,057      24.08%        $  27,929        16.35%       $ 20,191        12.18%

Consumer Loans:
        Savings account loans                   2,049       1.02%              874         0.51%            593         0.36%
        Equity lines of credit (2)              6,760       3.39%            6,846         4.00%          5,215         3.15%
        Automobile loans                        1,824       0.91%            1,570         0.92%          1,344         0.81%
        Other (2) (3)                           3,330       1.67%            2,490         1.46%          2,236         1.35%
                                         -------------  ----------   --------------   -----------   ------------   -----------
              Total consumer loans           $ 13,963       6.99%        $  11,780         6.89%       $  9,388         5.67%

Less:
        Loans in process                        1,844       0.92%            1,969         1.15%          1,726         1.04%
        Deferred loan origination fees
          and costs, net                           (3)      0.00%               29          .02%             18         0.01%
        Allowance for loan losses               1,276       0.64%            1,014          .59%            816         0.49%
                                         -------------  ----------   --------------   -----------   ------------   -----------
              Total loans, net              $ 199,575     100.00%        $ 170,865       100.00%      $ 165,696       100.00%
                                         =============  ==========   ==============   ===========   ============   ===========

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

Type of Security
                                                                              At December 31,
                                        -------------------------------------------------------------------------------------------
                                                   1998                            1997                             1996
                                                   ----                            ----                             ----
Type of Security                                                          (Dollars in Thousands)
Residential real estate:
      1 to 4 family (1)                     $101,481        50.85%           $107,968        63.19%          $117,753       71.06%
      Other dwelling units                     3,767         1.89%              3,768         2.20%             3,655        2.20%
Commercial real estate                        35,424        17.75%             22,432        13.13%            17,269       10.42%
Equity lines of credit                         6,760         3.39%              6,846         4.01%             5,215        3.15%
Commercial business                           48,057        24.08%             27,929        16.34%            20,191       12.19%
Savings accounts                               2,049         1.02%                874         0.51%               593        0.36%
Automobile loans                               1,824         0.91%              1,570         0.92%             1,344        0.81%
Other (2)                                      3,330         1.67%              2,490         1.46%             2,236        1.35%
                                        -------------   -----------     --------------  ------------     -------------   ----------
             Total                          $202,692       101.56%           $173,877       101.76%          $168,256      101.54%

Less:
      Loans in process                         1,844         0.92%              1,969         1.15%             1,726        1.04%
      Deferred loan origination fees
        and costs, net                           (3)         0.00%                 29         0.02%                18        0.01%
      Allowance for loan losses                1,276         0.64%              1,014         0.59%               816        0.49%
                                        -------------   -----------     --------------  ------------     -------------   ----------
             Total loans, net               $199,575       100.00%           $170,865       100.00%          $165,696      100.00%
                                        =============   ===========     ==============  ============     =============   ==========

(1)  Includes construction loans converted to permanent loans.
(2) Includes unsecured personal loans, education loans and home improvement loans.

Related Party Transactions

     The following table represents the indebtedness of certain directors, officers and their associates as of December 31, 1998. Such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than normal risk of collectibility or present other unfavorable features.

                                                                                                      Loan Balance/
                                                                         Line of Credit/Loan          Line of Credit
          Name                             Position                       Total Available                Disbursed
--------------------------    -----------------------------------     ------------------------    -----------------------
Robert J. Koetter, Sr.        Director                                               790,468                     790,468
Gary L. Libs                  Director                                             3,666,672                   3,366,672
Gerald Koetter                Director                                               100,000                      97,000
James Robinson                Director                                             1,100,000                     675,000
Kerry M. Stemler              Director                                             3,293,881                   2,187,281
Tim Shea                      Director                                               478,147                     407,148
C. Thomas Young               Chairman of Board of Directors                         694,890                     521,837
Gordon Huncilman              Director                                                99,225                      99,225
Greg Huber                    Director                                               500,000                      91,000
Dale Orem                     Director                                               226,663                     216,980
Steven Stemler                Director                                               536,192                     356,192
Robert Pullen                 Director                                             3,833,732                   3,733,732
R. W. Estopinal               Director                                               478,886                     144,674
Richard Heaton                Director                                               334,251                     334,251
Guthrie Wilson                Director                                                12,410                      12,410
M. Diane Murphy               Senior Vice President                                   99,532                      68,566
James M. Stutsman             Senior Vice President                                  133,028                     125,931
Patrick Daily                 President                                               82,259                      82,259
Mary Pat Boone                Senior Vice President                                   86,175                      82,235
Paul Chrisco                  Vice President                                           5,500                       5,379
Linda Brock                   Vice President                                          65,000                      10,177
Brian Brinkworth              Vice President                                          25,000                       6,820
Jeff Cash                     Vice President                                          72,000                      72,000

Loan Maturity Schedule

     The following table sets forth certain information at December 31, 1998, regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are shown as being due in the period in which interest rates are next scheduled to adjust. Fixed rate loans are shown as being due in the period in which the contractual repayment is due.

                                 Within one One through  Three through  Five through  Ten through    Beyond
                                    year    three years   five years     ten years    twenty years  twenty years     Total
                                 -------------------------------------------------------------------------------------------
Real estate mortgages:
    Adjustable ................   $  2,336    $ 18,256     $ 14,096      $ 13,140      $ 17,914      $  4,715      $ 70,457
    Fixed .....................        797       6,613        3,118        11,811        10,095         1,406        33,840

   Second mortgages ...........         19         379          267           173           114          --             952

   Installment ................        141       5,217        2,393         3,354         2,803            54        13,962

 Commercial business,
     financial and agricultural      4,479      34,933        8,276        11,758        22,417         1,618        83,481
                                  ---------   ---------    ---------     ---------     ---------     ---------     ---------

              Total ...........   $  7,772    $ 65,398     $ 28,150      $ 40,236      $ 53,343      $  7,793      $202,692
                                  =========   =========    =========     =========     =========     =========     =========

         The following table sets forth the dollar amount of all loans due after December 31, 1998, which have fixed rates and have floating or adjustable interest rates.

                                           Predetermined        Floating or
                                               rates          Adjustable rates         Total
                                          -----------------  -------------------  -----------------
    Real estate mortgage                          $ 35,570             $ 69,679          $ 105,249
    Commercial business loans                       23,034               60,447             83,481
    Consumer                                        12,121                1,841             13,962
                                          -----------------  -------------------  -----------------
                 Total                            $ 70,725             $131,967          $ 202,692
                                          =================  ===================  =================

         Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company's primary market area. The majority of the Company's residential mortgage loans consist of loans secured by owner-occupied, single family residences. At December 31, 1998, the Company had $101.5 million, or 50.9 percent of its net loan portfolio, invested in loans secured by one-to-four family residences.

         The Company currently offers residential mortgage loans for terms up to 30 years, with adjustable or fixed interest rates. Origination of fixed-rate mortgage loans versus ARM loans is monitored continuously and is affected significantly by the level of market interest rates, customer preference, and loan products offered by the Company's competitors. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

         The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Company predictable cash flows as would long-term, fixed-rate loans. ARM loans, however, can carry increased credit risk associated with potential higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during a period of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.

         The Banks' fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         The Company's ARM loans adjust annually with interest rate adjustment limitations of two percentage points per year and six percentage points over the life of the loan. The Company also makes ARM loans with interest rates that adjust every one, three or five years. The interest rate on ARM loans is based on the one-year, three-year or five-year U.S. Treasury Constant Maturity Index commensurate with the applicable like term mortgage plus 275 basis points. The Company's policy is to qualify borrowers for ARM loans based on the fully indexed rate of the ARM loan. That is, a borrower is qualified for an ARM loan by evaluating the borrower's ability to service the loan at an interest rate equal to the maximum annual rate increase added to the current index. ARM loans totaled $70.5 million, or 35.3 percent of the Bank's total loan portfolio at December 31, 1998.

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

         The Company has limited its real estate loan originations to properties within its primary market area since 1988. However, during the five year period through 1988, the Company purchased at par approximately $45 million of one-to-four family residential loans from its wholly owned service corporation subsidiary, First Community Service Corp. (the "Service Corporation"). Of this original $45 million, $8.1 million was still outstanding as of December 31, 1998. The Service Corporation operated loan production offices in Port St. Lucie, Naples, and West Palm Beach, Florida and Louisville, Kentucky. The offices originated primarily one-year ARM loans with 30-year terms, and to a lesser extent, one-year ARM loans with 15-year terms. During this same period, the Company purchased for its portfolio approximately $15.0 million of one-to-four family mortgage loans in several packages from various savings associations and mortgages companies. Of this original $15 million, $4.8 million was still outstanding as of December 31, 1998. The mortgages purchased were predominantly ARM loans with annual rate adjustments. These purchased loans, both from the Service Corporation and from outside sources, accounted for the majority of the Company's variable rate, one-to-four family residential mortgage loans from 1983 through 1988.

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

         Construction Loans. The Company originates loans to finance the construction of owner-occupied residential property. At December 31, 1998, the Company had $578,000 or 0.3 percent of its total gross loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals for the purpose of constructing a personal residence or to local real estate builders and developers. Construction loans generally are made with either adjustable or fixed-rate terms of up to six months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Company at the end of the construction period or to be terminated upon receipt of permanent financing from another financial institution.

         Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $35.4 million, or 17.8 percent, of the Company's total net loan portfolio at December 31, 1998. The Company's permanent commercial real estate loans are secured by improved property such as offices, small business facilities, apartment buildings, nursing homes, warehouses and other non-residential buildings, most of which are located in the Company's primary market area and most of which are to be used or occupied by the borrowers. Commercial real estate loans have been offered at adjustable interest rates and at fixed rates with balloon provisions at the end of the term financing. The Company continues to originate commercial real estate loans, commercial real estate construction loans and land loans.

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentrations of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Company has increased its origination of multi-family residential or commercial real estate loans over the last few years, but feels that it is well protected against the increased credit risk associated with these loans through its underwriting standards of imposing stringent loan-to-value ratios, requiring conservative debt coverage ratios, and continually monitoring the operation and physical condition of the collateral.

         Commercial Business Loans. The Company also originates non-real estate related business loans to local small businesses and professional organizations. Commercial business loans accounted for approximately $48.1 million or 24.1 percent of the Company's loan portfolio of December 31, 1998. This type of commercial loan has been offered at both variable rates and fixed rates with balloon payments required at maturity.

         The Company has increased its origination of commercial business loans over the last few years. Such loans generally have shorter terms and higher interest rates than mortgage loans. However, commercial business loans also involve a higher level of credit risk because of the type and nature of the collateral.

Consumer Loans. As of December 31, 1998, consumer loans totaled $14.0 million or
7.0 percent of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are equity lines of credit, auto loans, home improvement loans, and loans secured by deposit accounts. Equity lines of credit are predominately made at rates which adjust periodically and are indexed to the prime rate. Some consumer loans are offered on a fixed-rate basis depending upon the borrower's preference. The Company's equity lines of credit are generally secured by the borrower's principal residence and a personal guarantee. At December 31, 1998, equity lines of credit totaled $ 6.8 million, or 48.4 percent of consumer loans.

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

         Loan Commitments. The Company issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made with specified terms and conditions for periods of up to 60 days, during which time the interest rate is locked-in. If a loan is not scheduled to close immediately after approval, the Company charges a fee for a loan commitment based on a percentage of the loan amount. The loan commitment fee is credited towards the closing costs of the loan if the borrower receives the loan from the Company. If the potential borrower chooses to borrow funds from another institution, the commitment fee is forfeited. At December 31, 1998, the Company had commitments to originate loans of $4.9 million, as well as commitments to fund the undisbursed portion of construction loans in process of $1.8 million and commitments to fund commercial and personal lines of credit of $34.8 million.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Company generally receives loan origination fees. The Financial Accounting Standards Board ("FASB issued SFAS No. 91 ") in December 1986 that deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS No. 91 are recognized in income immediately upon the sale of the related loan. At December 31, 1998, the Company had $3,000 of outstanding net deferred loan fees and costs.

         In addition to loan origination fees, the Company also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. The Company recognized loan servicing fees on loans sold and late charges of $203,000, $214,000, and $220,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         Loans to One Borrower. Under FIRREA, current regulations limit loans to one borrower in an amount equal to 15 percent of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10 percent of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, but not real estate). Under FIRREA, the Company's subsidiaries had maximum loan to one borrower limits of approximately $3.6 million, $690,000, and $1.3 million at December 31, 1998, for Community Bank, Heritage Bank, and NCF Bank respectively. The Company's subsidiaries are in compliance with the loans-to-one borrower limitations.

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

         Non-Performing Assets and Asset Classification. Loans are reviewed on a regular basis and are placed in a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential and commercial mortgage loans are placed on non-accrual status generally when either principal or interest is 90 days or more past due and management considers the interest uncollectible, or when the Company commences foreclosure proceedings. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

         Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value, less costs to sell. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value. At December 31, 1998, the Company owns $200,000 in property acquired as the result of foreclosure or by deed in lieu or foreclosure.

         The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated. At December 31, 1998, the Company had no restructured loans within the meaning of SFAS No. 15. It is the Company's policy to generally not accrue interest on loans delinquent more than 90 days.

                                                                          At December 31,
                                           -----------------------------------------------------------------------------
                                             1998            1997             1996             1995            1994
                                             ----            ----             ----             ----            ----
                                                                           (In thousands)

Loans accounted for on a non-accrual basis:
      Residential mortgage loans               $  102          $  294          $ 1,557             $ 27         $ 1,203
      Commercial real estate                      368               -                -                -               -
      Consumer                                      -              22                -                -               2
                                          ============    ============    =============    =============   =============
            Total                              $  470          $  316          $ 1,557             $ 27         $ 1,205
                                          ============    ============    =============    =============   =============

Non-accrual loans as a
      percentage of total loans                 0.23%           0.18%            0.93%            0.02%           0.91%
                                          ============    ============    =============    =============   =============

Foreclosed real estate (1)                     $  200          $  724           $  101             $ --           $ 102
                                          ============    ============    =============    =============   =============

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

                             Year Ended December 31,
                                 (In thousands)

                                                             1998            1997             1996
                                                             ----            ----             ----
Gross interest income that would
      have been recorded if all non-accrual
      loans were on a current basis                              $ 28           $ 111            $  29
                                                          ============    ============    =============

Gross interest income actually recorded                          $  -           $   -           $   63
                                                          ============    ============    =============

         The following table sets forth information with respect to loans which are still accruing interest but are contractually past due 90 days or more at December 31, 1998:

                                                        At December 31, 1998       Number of loans
                                                        -------------------------- --------------------
                                                             (In thousands)

Residential real estate                                                     $ 267                    3
Commercial real estate and business                                             0                    0
Consumer loans                                                                  0                    0
                                                        ========================== ====================
                   Total                                                    $ 267                    3
                                                        ========================== ====================

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

         An insured institution is required to establish and maintain an allowance for loan losses at a level that is adequate to absorb estimated credit losses associated with the loan portfolio, including binding commitments to lend. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities. When an insured institution classifies problem assets as "loss," it is required either to establish an allowance for losses equal to 100% of the amount of the assets, or charge off the classified asset. The amount of its valuation allowances is subject to review by the FDIC, which can order the establishment of additional general loss allowances. The Banks regularly review the loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

         At December 31, 1998, the Banks had $1.7 million  classified as special
mention  assets,   $636,000  classified  as  substandard  assets,  and  $158,000 classified as impaired assets.

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

                                 At December 31,
                                 1998 1997 1996
                                 (In thousands)
         Total loans outstanding                            $199,575        $170,866      $165,696
         Average loans outstanding                           193,725         169,651       156,895

         Balance at beginning of period                      $ 1,014          $  816        $  700

         Adjustment to conform pooled
         affiliate's fiscal year end                               8             ---           ---

         Provisions
             Residential                                          88              86            68
             Commercial                                          242             132            17
             Consumer                                             24               8            43
                                                        -------------   -------------  ------------
                                                                 354             226           128
                                                        -------------   -------------  ------------

         Charge-offs
             Residential                                        (32)            (11)             -
             Commercial                                         (52)            (10)             -
             Consumer                                           (20)            (13)          (17)
                                                        -------------   -------------  ------------
                                                               (104)            (34)          (17)
                                                        -------------   -------------  ------------

         Recoveries
             Residential                                           1               -             4
             Commercial                                            3               -             -
             Consumer                                              -               6             1
                                                        -------------   -------------  ------------
                                                                   4               6             5
                                                        -------------   -------------  ------------
             Balance at end of period                        $ 1,276        $  1,014        $  816
                                                        =============   =============  ============

         Allowance for loans losses as a percent
             of total loans outstanding                         .64%            .59%         0.49%
         Net loans charged off as a percent
             of average loans outstanding                       .05%            .02%         0.01%

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

                                                               At December 31,
                                      1998                          1997                           1996
                                      ----                          ----                           ----
                                                         (dollars in thousands)
                                         Percent of                     Percent of                    Percent of
                                          Loans in                       Loans in                      Loans in
                                        Category to                    Category to                    Category to
                            Amount      Total Loans         Amount     Total Loans        Amount      Total Loans
Residential loans               $ 425            51.9%          $ 360          64.2%         $  358           72.1%
Commercial loans                  754            41.2%            561          29.0%            393           22.3%
Consumer loans                     97             6.9%             93           6.8%             65            5.6%
                          =============================  ============================   ============================
              Total           $ 1,276           100.0%        $ 1,014         100.0%          $ 816          100.0%
                          =============================  ============================   ============================

Investment Activities

         In recent years, the Company has sought to increase the percentage of its assets invested in securities issued or guaranteed by the U.S. Government or an agency thereof. The emphasis on the Company's investment portfolio has been to (i) improve the Banks' interest rate sensitivity by reducing the average term to maturity of the Banks assets, (ii) improve liquidity, and (iii) effectively reinvest excess funds.

         Each subsidiary banks' investment securities portfolio is managed by the president of each bank in accordance with a comprehensive investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Board of Directors on an annual basis. The management of the investment securities portfolio is set in accordance with strategies developed by the Company's Asset and Liability Committee. The Company's investment securities currently consist primarily of U.S. agency and government securities.

Liquidity levels may be increased or decreased depending upon the yields on available investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of yields that will be available in the future, as well as management's projections as to the short term demand for funds to be used in each banks' loan origination and other activities.

Securities Analysis

              The following table sets forth the securities portfolio as of December 31 for the years indicated.

                                                                                 1998                            1997
                                                                   --------------------------------  -------------------------------
                                                                                          Weighted                         Weighted
                                                                       Fair   Amortized    Average        Fair  Amortized   Average
                                                                      Value     Cost        Yield        Value     Cost      Yield
Securities Held to Maturity (1)
   Debt securities:
              Federal Agency:
                          Due in one year or less                      $994    $1,000       2.95%       $6,434    $6,500      5.35%
                          Due after one year through five years      $2,979    $3,000       5.57%       $7,500    $7,500      6.16%
                          Due after five years through ten years    $39,151   $39,174       6.49%      $38,060   $38,006      7.05%
                          Due after ten years                       $16,006   $16,085       6.61%      $11,942   $12,000      7.39%
              Municipal
                          Due in one year or less                       $ -       $ -       0.00%          $ -       $ -      0.00%
                          Due after one year through five years        $640      $633       4.05%         $635      $635      4.05%
                          Due after five years through ten years        $ -       $ -       0.00%          $ -       $ -      0.00%
                          Due after ten years                        $2,806    $2,696       5.59%       $2,104    $2,013      5.59%

   Mortgage backed securities (3)                                   $29,197   $29,194       6.31%      $23,717   $23,519      6.53%
                                                                   --------------------------------  -------------------------------
                          Total securities held to maturity         $91,773   $91,782       6.34%      $90,392   $90,173      6.71%

Securities available for sale(2)
   Mortgage backed securities (3)                                      $666      $666       6.38%         $883      $878      6.40%
   Common stock                                                        $250      $250       0.60%          $ -       $ -      0.00%
                                                                   --------------------------------  -------------------------------
                          Total securities available for sale          $916      $916       4.80%         $883      $878      6.40%

Nonmarketable equity securities
              FHLB stock                                             $3,346    $3,346       8.00%       $1,575    $1,575      8.00%

(1)  Securities held to maturity are carried at amortized cost.
(2)  Securities available for sale are carried at fair value.
(3) The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

Sources of Funds

         General. The major source of funds for the Company is dividends from its subsidiary Banks, which are limited by FDIC regulations. See "Limitations of Capital Distributions." The following discusses the sources of funds for the Banks. Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, the Banks derive funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, continuing operations, and advances from the FHLB of Indianapolis. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer-term basis for general business purposes.

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

Jumbo certificates of deposit with principal amounts of $100,000 or more constituted $21.4 million, or 10.1 percent of the Company's total deposit portfolio at December 31, 1998. Jumbo deposits include deposits from various business entities, individuals and local governments and authorities. Jumbo deposits make the Banks susceptible to large deposit withdrawals if one or more depositors withdraw deposits. Such withdrawals may adversely impact the Banks' cost of funds, liquidity and funds available for lending. However, as part of the Banks' asset/liability management strategy, each entity and the Company as a whole attempts to reduce this risk by matching the maturities of its jumbo deposits with the maturities or repricing intervals of a similar amount of assets such as investment securities or mortgage-backed securities.

The table below presents the average balance, interest expense, and average rate paid by period for each major deposit category.

                                                         Year Ended December 31,
                                    ------------------------------------------------------------------
                                       1998                   1997                 1996
                                    ---------------------   ------------------  ----------------------
                                                 Average              Average              Average
                                    Average      Yield/    Average      Yield/   Average     Yield/
                                     Balance      Cost      Balance      Cost     Balance     Cost
                                                                                     (Dollars
     in Thousands)
     Deposits:
          Demand deposits               37,843     2.31%      34,799    2.65%      32,476       2.78%
          Savings                       36,616     3.21       33,899    3.33       34,093       2.82
          Time                         129,407     5.62      137,449    5.52      136,419       5.54
                                    --------------------  -------------------   ---------------------
     Total deposits                    203,866     4.58      206,146    4.68      202,987       4.64
                                    --------------------  -------------------   ---------------------

         Time Deposits. The following table indicates the amount of jumbo certificates of deposits (i.e. $100,000 or greater balance) by time remaining until maturity as of December 31, 1998.

                                                                                 Certificates
                   Maturity Period                                               of Deposits
                                                                                (in thousands)

             Three months or less                                                     $ 6,150
             Three through six months                                                   5,875
             Six through twelve months                                                  6,489
             Over twelve months                                                         2,912
                                                                                 =============
                Total                                                                 $21,426
                                                                                 =============

         In the unlikely event of liquidation of either of the Banks, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company as sole stockholder of the Banks.

         Borrowings. Deposits are the primary source of funds of the Banks' lending and investment activities and for its general business purposes. The Banks, if the need arises, may rely upon advances from the Federal Home Loan Banks (FHLB) of Indianapolis and Cincinnati as well as the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by a blanket collateral pledge of the unpaid principal balance of permanent 1-4 family residential mortgage loans, the outstanding balance of U.S. Government and Agency securities (including FHLMC, FNMA, and GNMA mortgage-backed securities), and the outstanding balance of securities representing a whole interest in 1-4 family residential mortgage loans. At December 31, 1998, the Banks had $56.0 million in advances outstanding from the FHLB's of Indianapolis and Cincinnati.

         The FHLB system functions as a central reserve bank providing credit for the Banks and other member financial institutions. All members are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities.

         Short-term Borrowings. The Banks also obtain funds through the offering of retail repurchase agreements. Retail repurchase agreements represent overnight borrowings from deposit customers secured by debt securities under the control of the Banks. As of December 31, 1998, the Banks had $19.5 million of retail repurchase agreements outstanding. In the event of a need for funds in an overnight capacity, Community Bank maintains a $2.0 million line of credit and Heritage maintains a $500,000 line of credit with the FHLB of Indianapolis, and NCF maintains a $500,000 line of credit with the FHLB of Cincinnati.

         The following table sets forth certain information regarding borrowings by the Company at the end of and during the periods indicated:

                                                                             At December 31,
                                                                       1998        1997        1996
                                                                          (Dollars in thousands)
         Weighted average rate paid on:
             FHLB advances                                                5.11%       5.77%       5.65%
             Retail repurchase agreements                                 4.10%       4.77%       4.47%

         Amount of retail repurchase agreements                        $19,499     $12,142     $10,702


                                                                          During the Year Ended
                                                                               December 31,
                                                                       1998        1997        1996
                                                                          (Dollars in thousands)
         Weighted average rate paid on:
             Retail repurchase agreements                                 4.59%       4.83%       4.11%

         Maximum amount of borrowings outstanding
         at any month end:
             FHLB Advances                                              $56,000     $29,500     $21,099
             Retail repurchase agreements                               $19,499     $13,913     $12,496

         Approximate average short-term
         borrowings outstanding with respect to:
             FHLB Advances(1)                                           $41,208     $12,625     $ 9,354
             Retail repurchase agreements                               $14,902     $12,141      $2,864

         (1) Average balances are derived from month-end balances.


Competition

         There is strong competition both in attracting deposits and in originating real estate and other loans. The most direct competition for deposits has come historically from other commercial banks, savings associations and credit unions in the Banks' market area. The Banks expect continued strong competition from such financial institutions in the foreseeable future. The Banks' market area includes branches of several commercial banks which are substantially larger than the Banks in terms of state-wide deposits. The Banks compete for savings by offering depositors a high level of personal service in conjunction with a wide range of financial services.

         The competition for real estate and other loans comes principally from other commercial banks, mortgage banking companies and savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions choosing to compete in the Banks' market area.

         The Banks compete for loans primarily through the interest rates and loan fees charged and the efficiency and quality of services provided to borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets.

Regulation

         As state chartered commercial banks, Community, Heritage, and NCF Bank are subject to examination, supervision and extensive regulation by the FDIC and their respective Departments of Financial Institutions (DFI). Community and Heritage are members of and own stock in the FHLB of Indianapolis, while NCF Bank is a member of and owns stock in the FHLB of Cincinnati. The FHLB institutions located in Indianapolis and Cincinnati are each one of the twelve regional banks in the Federal Home Loan Bank System. Community, Heritage, and NCF Bank are also subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), which governs reserves to be maintained against deposits and regulates certain other matters.

         The FDIC and DFI regularly examine the Banks and prepare a report for the consideration of each Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. Each Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         Federal Regulation of Commercial Banks. The FDIC has extensive authority over the operations of all insured commercial banks. As part of this authority, the Banks are required to file periodic reports with the FDIC and DFI and are subject to periodic examinations by both agencies. In the course of these examinations the examiners may require the Banks to provide for higher general loan loss reserves. Financial institutions in various regions of the United States have been called upon by examiners to write down assets to their fair market values and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

         The investment and lending authority of a state-chartered bank is prescribed by federal laws and regulations, and such banks are prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all state chartered banks.

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

         Proposed Federal Legislation. Currently, Congress has under consideration a proposal that, if implemented, could have a material effect on financial institutions in general and the Banks in particular. Consolidation of the four federal banking agencies (the Federal Reserve Board, OTS, FDIC and the Office of the Comptroller of the Currency) has been and will continue to be considered. The outcome of this proposal is uncertain and the Company is unable to determine the extent to which the legislation if enacted, would affect its business.

Federal Regulations

         Section 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interest of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 1998 the Bank was in compliance with the above restrictions.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiaries to maintain minimum amounts and ratios of total and Tier I Capital to risk weighted assets and of Tier I capital to average assets. As of December 31, 1998, the Company met all capital adequacy requirements to which it is subject.

         The following table sets forth the Company's capital position at December 31, 1998, as compared to the minimum capital requirements.

                                                                 For Capital
                                        Actual               Adequacy Purposes:                 Excess
(Dollars in thousands)            Amount      Ratio          Amount        Ratio          Amount       Ratio
                                  ------      -----          ------        -----          ------       -----

As of December 31, 1998

Total Capital (to Risk
Weighted Assets):
Consolidated                        $42,620      20.4%          $16,704        8.0%         $25,916       12.4%

Tier I Capital (to Risk
Weighted Assets):
Consolidated                        $41,344      19.8%          $ 8,352        4.0%         $32,992       15.8%

Tier I Capital (to Average
Assets):
Consolidated                        $41,344      12.7%         $ 12,958        4.0%         $28,386        8.7%

         The FDIC generally is authorized to take enforcement action against a financial institution that fails to meet its capital requirements; such action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease and desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, an institution that fails to meet its capital requirements is prohibited from paying any dividends. Except under certain circumstances, further disclosure of final enforcement action by the FDIC is required.

         Prompt Corrective Action. Under Section 38 of the FDIA, as added by the Improvement Act, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"

(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1998, the Company and each of the subsidiary Banks was deemed well-capitalized for purposes of the above regulations.

         Federal Home Loan Bank System. Community and Heritage are both members of the FHLB of Indianapolis, and NCF is a member of the FHLB of Cincinnati. The FHLB of Indianapolis and the FHLB of Cincinnati are each one of the 12 regional FHLB's that, prior to the enactment of FIRREA, were regulated by the FHLBB.
FIRREA separated the home financing credit function of the FHLB's from the regulatory functions of the FHLB's regarding savings institutions and their insured deposits by transferring oversight over the FHLB's from the FHLBB to a new federal agency, the Federal Home Financing Board ("FHFB").

         As members of the FHLB Banking system, Community, Heritage, and NCF Bank are required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1998, $2.4 million, $429,000, and $492,000 of FHLB stock were outstanding for Community, Heritage, and NCF Bank, respectively, which was in compliance with this requirement. In past years, Community, Heritage, and NCF Bank have received dividends on its FHLB stock.

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

         Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 1998, the Company had $56 million in advances from the FHLB.

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

         Insurance of Accounts. Each Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation). Deposits of Community and NCF Bank are insured by the Savings Association Insurance Fund (SAIF), while Heritage's deposits are insured by the Bank Insurance Fund (BIF). This insurance is backed by the full faith and credit of the United States Government. The SAIF and the BIF are both administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk-related premium system. Each insured institution is assigned to one of three capital groups, well capitalized, adequately capitalized or under capitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution's primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the nine risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well capitalized, subgroup "A" category institutions are assessed the lowest insurance rate, while institutions assigned to the under capitalized subgroup "C" category are assessed the highest insurance rate. As of December 31, 1998 all banks were assigned to the well-capitalized, subgroup "A" category. During 1998, Community Bank paid an annual insurance rate of 6.1 cents per $100 of deposits, Heritage Bank paid an annual insurance rate of 1.22 cents per $100 of deposits, while NCF Bank paid an annual insurance rate of $2.98 cents per $100 of deposits.

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

         On September 30, 1996, all SAIF member institutions were charged a one-time assessment to increase SAIF's reserves to $1.25 per $100 of insured deposits. The aggregate one-time assessment paid by Community Bank and NCF Bank amounted to $1.3 million with an after tax impact of approximately $779,000.

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

         The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 1998, no reserves were required to be maintained on the first $4.9 million of transaction accounts, reserves of 3% were required to be maintained against the next $41.6 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         Indiana Taxation. Effective January 1, 1990, the State of Indiana imposed a franchise tax assessed on the net income (adjusted gross income as defined in the statute) of financial institutions. The new tax replaced the gross receipts tax, excise tax and supplemental net income tax imposed prior to 1990. This new financial institution's tax is imposed at the rate of 8.5 percent of the Company's adjusted gross income. In computing adjusted gross income, no deductions are allowed for municipal interest, U.S. Government interest and pre-1990 net operating losses. The Company's state franchise tax returns have been audited through the tax year ended December 31, 1997.

Personnel

         As of December 31, 1998, the Company had 95 full-time employees. Community employed 36 full-time and 7 part-time employees as of December 31, 1998. Heritage employed 15 full-time and 1 part-time employees as of December 31, 1998. Finally, NCF Bank employed 10 full-time and 1 part-time employees as of December 31, 1998. None of these entity's employees are represented by a collective bargaining group. The Company and three subsidiary Banks believe their respective relationships with their employees to be good.

ITEM 2.  PROPERTIES

         The Company conducts its business through the main office and an operations center located in New Albany, Indiana, and eight branch offices of its subsidiaries Community Bank and Heritage Bank located in Clark and Floyd Counties, Indiana, and two branch offices of its NCF Bank subsidiary in Nelson County, Kentucky. The following table sets forth certain information concerning the main offices and each branch office at December 31, 1998. The aggregate net book value of premises and equipment was $7.9 million at December 31, 1998.

                                                                                                  Lease Expiration
Location                                                        Year Opened    Owned or Leased           Date
Community Bank of Southern Indiana:
202 East Spring St. - Main Branch                                   1937            Owned                 ---
New Albany, IN  47150

147 East Spring Street - Operations Center                          1990           Leased           Month to month
New Albany, IN  47150

2626 Charlestown Road                                               1995            Owned                 ---
New Albany, IN  47150

480 New Albany Plaza                                                1974           Leased                1999
New Albany, IN 47130

901 East Highway 131                                                1981            Owned                 ---
Clarksville, IN  47130

701 Highlander Point Drive                                          1990            Owned                 ---
Floyds Knobs, IN  47119

102 Heritage Square                                                 1992            Owned                 ---
Sellersburg, IN  47172

Community Bank Shares of Indiana, Inc.:
201 W. Court Ave.                                                   1996            Owned                 ---
Jeffersonville, IN  47130

Heritage Bank of Southern Indiana:
5112 Highway 62                                                     1997            Owned                 ---
Jeffersonville, IN  47130

NCF Bank and Trust:
 106A West John Rowan Blvd.                                         1997            Owned                 ---
Bardstown, KY 40004

119 East Stephen Foster Ave.                                        1972            Owned                 ---
Bardstown, KY 40004

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          See page 18 of the 1998 Annual Report to Stockholders incorporated herein as Exhibit 13.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

          See pages 7 and 11 of the 1999 Annual Report to Stockholders incorporated herein as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See pages 6-19 of the 1999 Annual Report to Stockholders incorporated herein as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See pages 16-17 of the 1999 Annual Report to Stockholders incorporated herein as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS

         See pages 20-44 of the 1999 Annual Report to Stockholders incorporated herein as Exhibit 13.

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

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      Information concerning Directors and executive officers of the Registrant is incorporated herein by reference from the Bank's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1999 a copy of which will be filed no later than 120 days after the close of the fiscal year.

      Steven Stemler, a Director of the Registrant, failed to file Form 5 by February 15, 1999. The appropriate Form 5 was filed on behalf of Mr. Stemler on March 9, 1999 and reported 2 transactions: 1) the purchase in the open market of 400 shares of common stock of the Registrant on May 18, 1998 for direct ownership at $23.50 per share, and 2) the purchase in the open market of 300 shares of common stock of the Registrant on May 19, 1998 for direct ownership at $23.50 per share. After these transactions, Mr. Stemler's total beneficial ownership amounted to 1,950 shares of common stock

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the Bank's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1999 a copy of which will be filed no later than 120 days after the close of the fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Bank's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1999 a copy of which will be filed no later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning relationships and transactions is incorporated herein by reference from the Bank's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1999 a copy of which will be filed no later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

      (a)(1)  Financial Statements

    The following information appearing in the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section                                     Pages in Annual Report

Selected Financial Data                                            7, 11

Management's Discussion and Analysis
of Financial Condition and Results
of Operations                                                     6 - 19

Report of Independent Auditor                                         20

Consolidated Balance Sheets                                           21

Consolidated Statements of Income                                     23

Consolidated Statements of Cash Flows                                 24

Consolidated Statement of
Stockholders' Equity                                                  22

Notes to Consolidated Financial
Statements                                                       25 - 44

    (a)(2)  Financial Statement Schedules

    All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

 (a) (3)               Exhibits


Regulation S-K
Exhibit Number        Document


                3.1   Articles of Incorporation   *

                3.2   Bylaws  *

                4.0   Common Stock Certificate  *

               10.1   Employment Agreement with Michael L. Douglas

               10.2   Stock Option Plan **

               10.3   1995 Stock Option adopted by NCF Financial Corporation

               13.0   Form of Annual Report to Security Holders

               21.0   Subsidiaries of Registrant

               27.0   Financial Data Schedule

    * Incorporated herein by reference to Registration Statement on Form S-1 dated December 9, 1994, Registration No. 33-87228.

    ** Incorporated herein by reference to the Definitive Proxy Statement filed March 25, 1998.

    (b) Reports on Form 8-K: No Reports on 8-K were filed during the quarter ended December 31, 1998.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMMUNITY BANK SHARES OF INDIANA, INC.

Date: March 23, 1999                By:     \s\ Michael L. Douglas
                                            ----------------------
                                            MICHAEL DOUGLAS
                                            President, Chief Executive
                                            Officer and Director

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      \s\ C. Thomas Young                           By:     \s\ Timothy T. Shea
         --------------------                                  -------------------
         C. THOMAS YOUNG,                                      TIMOTHY T. SHEA,
         Chairman of the Board                                 Vice Chairman of the Board
         of Directors                                          of Directors
         Date: March 23,1999                                   Date: March  23, 1999

By:      \s\ Robert J. Koetter, Sr.                    By:     \s\ Steven Stemler
         ROBERT J. KOETTER, SR.,                               STEVEN STEMLER,
         Director                                              Director

         Date: March 23,1999                                   Date: March 23,1999

By:      \s\ Gary L. Libs                              By:     \s\ Dale L. Orem
         GARY L. LIBS,                                         DALE L. OREM,
         Director                                              Director

         Date: March 23,1999                                   Date: March 23,1999

By:      \s\ James W. Robinson                         By:     \s\ James Stutsman
         JAMES W. ROBINSON,                                    JAMES M. STUTSMAN,
         Director                                              Senior Vice President
                                                               and Chief Financial Officer
         Date: March  23, 1999                                 Date: March 23, 1999

By:      \s\ Gordon L. Huncilman                       By:     \s\ M. Diane Murphy
         GORDON L. HUNCILMAN,                                  M. DIANE MURPHY,
         Director                                              Senior Vice President and
                                                               Corporate Secretary
         Date: March  23, 1999                                 Date: March 23, 1999

By:      \s\ Kerry M. Stemler                          By:     \s\ Stanley L. Krol
         KERRY M. STEMLER,                                     STANLEY L.  KROL,
         Director                                              Chief of Operations
         Date:  March 23,1999                                  Date: March 23, 1999

By:      \s\ Robert E. Yates
         ROBERT E. YATES,
         Director
         Date:  March 23,1999