Form 10-Q
period 1999-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 1999-05-14
CIK 933590

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


                  For the quarterly period ended MARCH 31,1999

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


Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,728,298 shares of common stock were outstanding as of March 31, 1999.


                                 COMMUNITY BANK SHARES OF INDIANA, INC.



                                                  INDEX


Part I    Financial Information                                                                    Page
                                                                                                  --------




          Item 1.  Consolidated Financial Statements


          Consolidated Balance Sheets as of
               March 31, 1999 and December 31, 1998                                                     3


          Consolidated Statements of Income for the
               three-months ended March 31, 1999 and 1998                                             4-5


          Consolidated Statements of Cash Flows for the
               three-months ended March 31, 1999 and 1998                                             6-7


          Notes to Consolidated Financial Statements                                                 8-10


          Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations                                     11-15


          Part II.  Other Information                                                                  16


          Signatures                                                                                   17


                                                   PART I - ITEM 1

                                             CONSOLIDATED BALANCE SHEETS
                                COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                    In Thousands


                                                                         March 31, 1999               December 31, 1998
                                                                           (Unaudited)
ASSETS
Cash and due from banks                                                  $        4,718                $       14,051
Interest bearing deposits with banks                                              4,769                         7,589
Securities available for sale, at market:
   Mortgage-backed securities                                                       648                           916
Securities held to maturity:
   Mortgage-backed securities                                                    31,038                        29,194
   Other debt securities                                                         69,669                        62,588
Mortgage loans held for sale                                                      1,152                         3,522
Loans receivable, net                                                           208,270                       199,575
Federal Home Loan Bank stock, at cost                                             3,396                         3,346
Foreclosed real estate                                                                -                           200
Premises and equipment, net                                                       8,182                         7,869
Accrued interest receivable:
   Loans                                                                          1,266                         1,171
   Mortgage-backed securities                                                       185                           167
   Other debt securities                                                            999                           799
Other assets                                                                        491                           958
                                                             ===========================    ==========================
     Total Assets                                                       $       334,783                $      331,945
                                                             ===========================    ==========================

LIABILITIES
Deposits:
   Non-interest-bearing demand deposits                                 $        12,644                $       18,655
   Savings and interest-bearing demand deposits                                  69,725                        68,684
   Time deposits                                                                126,053                       125,528
Total deposits                                                                  208,422                       212,867

Advances from Federal Home Loan Bank                                             58,000                        56,000
Borrowings - repurchase agreements                                               23,971                        19,499
Advance payments by borrowers for
   taxes and insurance                                                              461                           210
Accrued interest payable on deposits                                                109                            60
Other liabilities                                                                 1,913                         1,923
                                                             ---------------------------    --------------------------
     Total Liabilities                                                          292,876                       290,559
                                                             ---------------------------    --------------------------

STOCKHOLDERS' EQUITY
Preferred stock without par value,
   Authorized 5,000,000 shares, none issued                                           -                             -
Common stock of $.10 par value per share,
   Authorized 10,000,000 shares; issued
   1,983,722 shares                                                                 273                           273
Additional paid in capital                                                       19,510                        19,500
Retained earnings - substantially restricted                                     22,444                        21,950
Accumulated other comprehensive income:
   Unrealized gain/(loss) on securities available for sale                           (1)                            -
Unearned ESOP shares                                                               (319)                         (337)
                                                             ---------------------------    --------------------------
     Total Stockholders' Equity                                                  41,907                        41,386
                                                             ---------------------------    --------------------------

     Total Liabilities and Stockholders' Equity                         $       334,783                $      331,945
                                                             ===========================    ==========================

See accompanying notes to consolidated financial statements.

                                     CONSOLIDATED STATEMENTS OF INCOME
                          COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                 (Unaudited)
                                                In Thousands



                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            1999                  1998

INTEREST INCOME:
Loans receivable
   Mortgage loans                                                            $    1,938            $    2,106
   Commercial loans                                                               1,932                 1,235
   Consumer and other loans                                                         301                   292
Securities:
   Mortgage-backed securities                                                       431                   386
   Other debt securities                                                          1,053                 1,020
Federal Home Loan Bank stock                                                         65                    40
Interest bearing deposits with banks                                                141                   256
                                                                     -------------------   -------------------
  TOTAL INTEREST INCOME                                                           5,861                 5,335
                                                                     -------------------   -------------------

INTEREST EXPENSE:
Deposits                                                                          2,223                 2,381
Advances from Federal Home Loan Bank
  and other borrowings                                                              965                   587
                                                                     -------------------   -------------------
  TOTAL INTEREST EXPENSE                                                          3,188                 2,968
                                                                     -------------------   -------------------

  NET INTEREST INCOME                                                             2,673                 2,367

Provision for loan losses                                                           136                    88
                                                                     -------------------   -------------------

  NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                    2,537                 2,279
                                                                     -------------------   -------------------

NON-INTEREST INCOME:
Loan fees and service charges                                                       195                   165
Net gain on sale of loans                                                           110                    51
Deposit account service charges                                                     116                    94
Commission income                                                                   126                   114
Other income                                                                         19                    18
                                                                     -------------------   -------------------
   TOTAL NON-INTEREST INCOME                                                        566                   442
                                                                     -------------------   -------------------

See accompanying notes to consolidated financial statements.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                            COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                 (Unaudited)
                                                In Thousands



                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            1999                  1998

NON-INTEREST EXPENSE
Compensation and benefits                                                    $    1,073            $    1,002
Occupancy and equipment                                                             143                   121
Deposit insurance premiums                                                           27                    30
Data processing service                                                             140                   123
Other                                                                               308                   285
                                                                     -------------------   -------------------
  TOTAL NON-INTEREST EXPENSE                                                      1,691                 1,561
                                                                     -------------------   -------------------

Income before income taxes                                                        1,412                 1,160
                                                                     -------------------   -------------------

Income tax expense                                                                  550                   447
                                                                     -------------------   -------------------

NET INCOME                                                                    $     862             $     713
                                                                     ===================   ===================

Net income per share, basic                                                   $    0.32             $    0.27
                                                                     ===================   ===================

Net income per share, diluted                                                 $    0.32             $    0.27
                                                                     ===================   ===================

Dividends per share                                                           $   0.135             $   0.120
                                                                     ===================   ===================

See accompanying notes to consolidated financial statements.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                       (Unaudited)
                                                      In Thousands


                                                                                                     FOR THE THREE
                                                                                                      MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                               ---------------------------
                                                                                                  1999           1998
                                                                                               ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITES:

Net income                                                                                           $ 862         $  713
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of premiums and accretion of discounts
   on investment and mortgage-backed securities, net                                                   (54)            (7)
  Provision for losses on loans                                                                        136             88
  Proceeds from mortgage loan sales                                                                  8,759          3,485
  Mortgage loans originated for resale                                                              (4,379)        (3,485)
  Net gain on sales of mortgage loans                                                                 (110)           (51)
  Depreciation expense                                                                                  54             86
  ESOP and stock compensation plan expense (credit)                                                     25            (13)
  Federal Home Loan Bank Stock dividends                                                                (8)            (8)
  (Increase) decrease in accrued interest receivable                                                  (313)           416
  Increase in accrued interest payable                                                                  49             39
  (Increase) decrease in other assets                                                                  467           (284)
  Increase in other liabilities                                                                        168            661
                                                                                               ------------  -------------
     Net cash flows provided by operating activities                                               $ 5,656        $ 1,640
                                                                                               ------------  -------------



CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest bearing deposits with banks                                    $ 2,820       $(12,273)
Proceeds from maturities of securities held to maturity                                             11,529         24,500
Purchases of securities held to maturity                                                           (24,427)       (15,667)
Principal collected on securities available for sale                                                    41             77
Principal collected on securities held to maturity                                                   4,254          2,632
Purchase of Federal Home Loan Bank Stock                                                               (58)           (99)
Loan originations and principal payments on loans, net                                             (10,732)        (3,113)
Proceeds from sale of foreclosed real estate                                                             -              1
Acquisition of premises and equipment                                                                 (367)          (767)
                                                                                               ------------  -------------
  Net cash flows used by investing activities                                                    $(16,940)       $(4,709)
                                                                                               ------------  -------------

See accompanying notes to consolidated financial statements.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                      (Unaudited)
                                                      In Thousands


                                                                                                     FOR THE THREE
                                                                                                     MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                               --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                              1999          1998
                                                                                               ------------  ------------

Net increase (decrease) in demand accounts and savings accounts                                   $(4,970)       $ 4,627
Net increase (decrease) in certificates of deposits                                                    525       (6,609)
Net increase in advance payments by borrowers
  for taxes and insurance                                                                              251           334
Net increase in retail repurchase agreements                                                         4,472         1,686
Repayment of advances from Federal Home Loan bank                                                        -       (2,000)
Advances from Federal Home Loan bank                                                                 2,000         6,000
Dividends paid                                                                                       (327)         (235)
Adjustment to conform pooled affiliate's fiscal year end                                                 -           250
                                                                                               ------------  ------------
  Net cash flows provided by financing activities                                                  $ 1,951       $ 4,053
                                                                                               ------------  ------------

Net increase ( decrease) in cash and due from banks                                                (9,333)           984

Cash and due from banks at beginning of period                                                      14,051         5,295
                                                                                               ------------  ------------

Cash and due from banks at end of period                                                           $ 4,718       $ 6,279
                                                                                               ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash payment for:
      Interest                                                                                     $ 3,139       $ 8,533
      Income taxes                                                                                 $   865       $ 1,158

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

  Proceeds from sales of foreclosed real estate
     financed through loans                                                                        $   200       $     -
  Transfers from loans to real estate acquired through  foreclosure                                $     -       $    17

See accompanying notes to consolidated financial statements.

                              PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

1.    BASIS OF PRESENTATION OF INTERIM INFORMATION

         Community Bank Shares of Indiana, Inc. (the Company) was formally established on April 7, 1995. The data contained in the financial statements reflect consolidated Company information. The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 1998.

         In the opinion of the management of the Company, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three-months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of the results that may be achieved for a full year.

2.    PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Community Bank Shares of Indiana, Inc., its subsidiaries Community Bank of Southern Indiana, Heritage Bank of Southern Indiana, NCF Bank & Trust Co.; First Community Service Corp., a wholly owned subsidiary of Community Bank of Southern Indiana, and Nelson Service Corporation, a wholly owned subsidiary of NCF Bank & Trust Co. All material intercompany balances and transactions have been eliminated.

3.     ACQUISITION OF NCF FINANCIAL CORPORATION

         On May 6, 1998, the Company acquired NCF Financial Corporation in a tax-free exchange accounted for under the pooling-of-interests method of accounting. Under the terms of the merger agreement, NCF Financial Corporation shareholders received 0.935 shares of the Company's common stock for each of the 792,609 shares of NCF common stock outstanding. Based upon the market price of the Company's stock on May 6, 1998, the transaction had a value of approximately $18.3 million. The results of operations for the three-month period ended March 31, 1998 include the operations of NCF Financial Corporation and its subsidiaries, as appropriate in a pooling-of-interests transaction. NCF Financial Corporation was dissolved in the merger transaction.

     The Agreement and Plan of Reorganization, including a related Agreement of Merger, dated December 17, 1997 between Community Bank Shares of Indiana, Inc. and NCF Financial Corporation was previously filed as Appendix A to the Registrant's Joint Proxy Statement/ Prospectus on Form S-4 originally dated February 20, 1998 and amended on March 25, 1998.

                                 PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

4.    EARNINGS PER SHARE

                                                                                   Three months ended
                                                                                        March 31,
                                                                        ------------------------------------------
In thousands, except for share and per share amounts                           1999                  1998
----------------------------------------------------
                                                                        --------------------  --------------------
Basic:
      Earnings:
          Net income                                                              $     862             $     713
                                                                        ====================  ====================

      Shares:
          Weighted average
          common shares outstanding                                               2,696,788             2,682,961
                                                                        ====================  ====================

Net income per share, basic                                                       $    0.32             $    0.27
                                                                        ====================  ====================

Diluted:
      Earnings:
          Net income                                                              $     862             $     713
                                                                        ====================  ====================

      Shares:
      Weighted average
          common shares outstanding                                               2,696,788             2,682,961
          Add:  Dilutive effect of
                  outstanding options
                                                                                      3,963                 6,671
                                                                        --------------------  --------------------

      Weighted average shares
          outstanding, as adjusted                                                2,700,751             2,689,632
                                                                        ====================  ====================

Net income per share, diluted                                                     $    0.32             $    0.27
                                                                        ====================  ====================



                                PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                  (Continued)


5.    COMPREHENSIVE INCOME

         FASB Statement No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning on or after January 1, 1998, establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for Community Bank Shares includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-months ended March 31, 1999 and 1998:

                                                                                     Three Months Ended March 31,
                                                                         -----------------------------------------------------
                                                                                  1999                         1998
                                                                         -----------------------     -------------------------
(Amounts in thousands)
Net income                                                                                $ 862                         $ 713
Other comprehensive income, net of tax:
      Unrealized gains on securities:
             Unrealized holding gains (losses) arising during period
                                                                                 (1)                        (3)
             Less: Reclassification adjustment for gains (losses)
             included in net income                                                                                       (3)
                                                                                  -          (1)             -
                                                                         -----------  ----------     ----------   ------------
COMPREHENSIVE INCOME                                                                      $ 861                         $ 710
                                                                                      ==========                  ============

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC AND SUBSIDIARIES


SAFE HARBOR STATEMENT FOR FORWARD LOOKING STATEMENTS

         This report may contain forward-looking statements within the meaining of the federal securities laws. These statements are not historical facts, rather statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions.

         Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements to be materially different from those expressed or implied by the forward- looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the Company's ability to remedy any computer malfunctions that may result from the advent of the Year 2000; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

         Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

FINANCIAL CONDITION

         Total assets of $334.8 million increased $2.8 million or .85% from the December 31, 1998 ending balance of $331.9 million. The Company decreased short-term liquidity in order to take advantage of attractive investment opportunities in both its loan and investment securities portfolios. Accordingly, cash and due from banks and interest-bearing deposits with banks decreased by $12.2 million to $9.5 million at March 31, 1999. The Company continued to restructure its balance sheet, with total net loans up $8.7 million, or 4.36%, from $199.6 million to $208.3 million. At the same time, total investment securities increased $8.7 million to $101.4 million. This strategy has contributed to an increase in net interest margin of 2 basis points from 3.42% from the three months ended March 31, 1998 to 3.44% for the three months ended March 31, 1999. The average yield on earning assets decreased 17 basis points to 7.54% when comparing these same periods, attributable to a general decline in market interest rates between the two periods under consideration. Consequently, the Company was able to decrease its funding costs at a more rapid rate, with the average cost of interest bearing liabilities decreasing 32 basis points from 4.82% for 1998 to 4.50% for 1999.

         Total liabilities increased $2.3 million, from $290.6 million at December 31, 1998 to $292.9 at March 31, 1999, as a result of increases in retail repurchase agreements of $4.5 million, or 22.93%, and Federal Home Loan Bank (FHLB) advances of $2.0 million, or 3.57%. Total deposits decreased $4.4 million from $212.9 million at December 31, 1998 to $208.4 million at March 31, 1999, with certificates of deposit (CD's) and interest-bearing transaction accounts increasing by $0.5 million and $1.0 million, respectively, and non-interest-bearing demand deposits decreasing by $6.0 million over the same period. The large decrease in non-interest-bearing demand deposits was attributable to a local government entity withdrawing approximately $2 million and transferring the balance (approximately $4 million) to retail repurchase agreements. Management made the conscious decision to let higher-priced maturing CD's run-off rather than offer above market rates to keep those CD's. Retention of these maturing CD's was better than management had projected, and consequently the CD portfolio experienced low growth rather than the moderate decrease that had been expected. In addition, the Company in general retained maturing CD's at rates substantially below the rates they were paying prior to maturity. The Company used lower cost FHLB advances and retail repurchase agreements rather than higher cost CD's to fund growth over the three-month period ending March 31, 1999.

CAPITAL

         Consolidated total equity was $41.9 million as of March 31, 1999, increasing $521,000 from $41.4 million as of December 31, 1998. This increase was due primarily to periodic net income less dividends paid to shareholders.

          The banking affiliates are required to maintain acceptable levels of capital in three categories: 1) total capital to risk weighted assets, 2) Tier I capital to risk weighted assets, and 3) Tier I capital to average assets. To be well capitalized, each financial institution must maintain a minimum of 10% capital to risk weighted assets, 6% Tier I capital to risk weighted assets and 5% Tier I capital to average assets. Each of the Company's bank subsidiaries exceeded these requirements as of March 31, 1999.

LIQUIDITY

         The Company's primary sources of funds are deposits and retail repurchase agreements; principal and interest payments on loans and mortgage-backed securities; proceeds from maturing debt securities; advances from the Federal Home Loan Bank; and the sale of stock. The mortgage banking operations also generate funds in the form of proceeds from the sale of loans and loan servicing fees. Regulations require that each of the

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC AND SUBSIDIARIES
                                   (Continued)


Company's subsidiaries maintain sufficient liquidity to fund ongoing operations. At March 31, 1999, each of the Company's subsidiaries was in compliance with the minimum liquidity required by law.


RESULTS OF OPERATIONS

Net income for the three-month period ending March 31, 1999 was $862,000, as compared to $713,000 for the quarter ended March 31, 1998. Net interest income increased by $306,000, or 12.93%, for the quarter ended March 31, 1999 when measured against the same quarter in 1998. This increase reflected growth in total interest income of $526,000, or 9.86%, from the first quarter of 1999 compared to the same period in 1998. This growth resulted primarily from three areas: (1) commercial loan interest increased $697,000, or 56.44%, due primarily to a $34.8 million increase in average balances of commercial loans for the three months ended March 31, 1999 compared to the same period in the previous year, (2) interest income on securities, both mortgage-backed and other debt securities, increased $78,000, or 14.89%, on the basis of a $10.0 million increase in average balances from the first quarter of 1999 to the same period in 1998, and (3) dividends on Federal Home Loan Bank stock increased $25,000, or 62.50%, as average stock outstanding increased $1.3 million for 1999 compared to the same period in 1998. These increases are a direct result of management's intent to restructure the balance sheet so that it is more heavily weighted with commercial and consumer loans, thereby placing less reliance on mortgage loans. In response to this restructuring, interest on mortgage loans in the first three months of 1999 fell $168,000 from the same period in 1998 as the average balances decreased $5.8 million. The Company continues to actively originate mortgage loans, selling many of these loans into the secondary market and thereby earning non-interest income in the form of gains on loan sales and loan servicing income. At the current time, however, mortgage loan payments substantially exceed the originations of mortgage loans which the Company intends to retain in its portfolio.

Interest expense, the other component of net interest income, reflected a smaller increase than interest income, rising $220,000, or 7.41%, from the first three months of 1999 compared to the same period in 1998. Interest on deposits, which comprised 78.27% of total interest expense for the first three months of 1999, decreased $158,000, or 6.64%. Interest expense on Federal Home Loan Bank
(FHLB) advances and other borrowings increased $378,000 as average balances rose $38.0 million. The Company has not pursued higher-costing certificates of deposit held by public entities, instead opting to obtain funding through lower-cost FHLB advances and retail repurchase agreements. The changes discussed above represent the results of management's continuing plan to restructure the balance sheet by replacing higher-costing CD's with lower-cost transaction accounts, retail repurchase agreements, and FHLB advances.

During the three-month period ended March 31, 1999, a provision for loan losses of $136,000 was made to the general loan loss reserve, as compared to $88,000 for the same period in 1998. The increase in the provision is a direct result of management's balance sheet restructuring strategy and the resulting growth in commercial loans. Commercial loans are judged to be inherently more risky than residential real estate loans. Consequently, as the proportion of commercial loans to total loans increases more provision for loan loss is required to ensure that the allowance for loan losses is adequately funded. Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered reasonable by management based on historical experience, the volume and type of lending conducted by the subsidiary banks, the status of past due principal and interest payments, general economic conditions and inherent credit risk related to the collectibility of the each bank's loan portfolio.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC AND SUBSIDIARIES
                                   (Continued)

Non interest income increased $124,000, or 28..05%, for the three months ended March 31, 1999 compared to the same period in 1998. Three areas of non-interest income were primarily responsible for the increase: 1) loan fees, other loan service charges, and gains on sale of loans increased $89,000, or 41.20%, 2) service fees on deposit accounts increased $22,000, or 23.40%, and 3)commission income grew $12,000, or 10.53%. As the Company restructures its balance sheet, non-interest income is earned on the sale and servicing of mortgage loans sold into the secondary market.

Non interest expense increased $130,000, or 8.33%, for the three-month period ended March 31, 1999 as compared to the same period ended March 31, 1998. This increase was primarily attributable to a $71,000 increase in compensation and benefits as the Company added staff to handle increased loan and deposit volumes. In addition, the Company has increased its loan- and deposit-processing capabilities based on both internal and external growth projections. To further implement the balance sheet restructuring referenced above, additional personnel have been added to the business services staff to accelerate the increase in commercial loans relative to total assets. Management has also increased the staffing of the mortgage loan origination function to take advantage of increased processing capabilities and increase fee income. The remaining increase is attributable to a variety of immaterial factors.

Income before income taxes in the first three months of 1999 increased to $1,412,000 from $1,160,000 for the same period in 1998, an increase of $252,000 or 21.72%. The Company's effective tax rate was 38.95% for the three months ended March 31, 1999, as compared to 38.53% for the same period in 1998.

YEAR 2000 COMPLIANCE

The Year 2000 issue arises from the design of computer operating systems and computer software programs that recognize dates as only two digits. As a result, these operating systems and software programs may interpret "00" incorrectly as the Year 1900 instead of as the Year 2000, causing failure of the underlying operating and software programs. The Company has formed a Year 2000 Committee representing all functional areas of the organization to ensure that the Company is Year 2000 compliant. The Committee has developed a plan of action to ensure that its operational and financial systems will not be adversely affected by software or hardware failures caused by the inability of such software and hardware to handle calculations involving dates after December 31, 1999. While the Company believes that it is doing everything possible to ensure Year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Company is requiring its computer hardware and software vendors to represent that their products are or will be Year 2000 compliant. At this time the Company estimates that it will incur $300,000 in expenses related to ensuring Year 2000 compliance. Any hardware or software failures due to Year 2000 noncompliance could result in additional, inestimable expenses to the Company. At worst, the Company would be unable to operate for some indefinite period of time, resulting in potentially large but currently incalculable monetary damages to the Company. The Company has identified the following potential risks to its operational and financial systems as a result of this issue:

1. Customer banking transactions are processed by one or more computer systems provided by a third-party data processing provider. The failure of one or more of those systems as a result of the Y2K issue could result in the subsidiary banks' inability to properly process customer transactions. This could lead to a loss of customers by the subsidiary banks to other financial institutions.
2. A number of the subsidiary banks' borrowers utilize computer hardware and software to varying degrees in the operation of their businesses. The customers and suppliers of those businesses may utilize computer hardware and software as well. Should the borrowers or businesses on which they depend experience Y2K related operational or financial problems, those borrowers could experience cash flow disruptions that could adversely affect their ability to repay loans to the subsidiary banks.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC AND SUBSIDIARIES
                                   (Continued)


3. Deposit outflows prior to December 31, 1999 could occur, as depositors perceive that the Y2K issue will impair access to their accounts after that date.
4. The Company could incur increased personnel costs if additional staff is required to perform functions that normally are performed by systems rendered inoperative by Y2K related problems.
5. Certain utility services, such as electrical power and telecommunications services, could be disrupted if those services experience Y2K related problems. These disruptions, depending on their duration, could hamper the ability of the bank to service its customer base.

Management believes that it is not possible to estimate potential lost revenue associated with the Y2K issue because the duration and severity of Y2K related problems can not be predicted.

Computer operations are a crucial part of the Company's daily operating processes and a Comprehensive program has been implemented (described below) to verify that all internal software will operate properly. The Company does not internally program any major operating system of the Company, and has been working with its outside vendors to ensure Year 2000 Compliance within its major operating systems. The Company uses these systems provided by outside suppliers to maintain customer deposit and borrowing information, including transaction processing, and the Company's internal financial information.

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

The Year 2000 Committee adopted a five-phase plan based on the Federal Financial Institutions Examination Council (FFIEC) to ensure readiness in dealing with the Year 2000 Compliance issue:

1) Awareness Phase - Formation of the Year 2000 Committee with the goal of representing all functional areas of the Company. Formation of the Year 2000 Plan, including the outlining of the following four phases. This phase is complete.
2) Assessment Phase - Identification of all systems affected by the Year 2000 issue, such as hardware, software, networks, ATM's, processing platforms (operating systems), electronic data interchange (EDI), telephones and telephone systems, HVAC, security, operations and general office machines. Once identified, the systems were prioritized for testing purposes within the following groups:
     a) Mission-critical - vital to daily bank operation. Goal: All mission-critical systems to be tested and corrected/updated by December 31, 1998,
     b) Important - difficult or costly to function without. Goal: All important systems to be tested and corrected/updated prior to June 30, 1999.
     c) Non-critical - no significant impact to daily operations. Goal: non-critical systems will be tested as time allows, potentially not being tested prior to January 1, 2000. This phase is complete.
3) Validation Phase - Comprises identifying any necessary changes, upgrades, replacement, correction, or testing of systems identified in Phase 2. This phase is substantially complete and should be completely accomplished by March 31, 1999. Both third-party data processing providers the Company relies on for customer processing have completed the necessary upgrades to ensure Year 2000 compliance. The Company had tested these systems by February 28, 1999 for Year 2000 compliance, and all major systems passed.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC AND SUBSIDIARIES
                                   (Continued)


4) Implementation Phase - Comprises placing any corrective action identified during the Validation Phase into action (e.g., upgrading or replacing software or operating systems to Year 2000 compliant versions). These corrective actions will take place throughout the project, following user acceptance testing and normal change control procedures. This phase is complete.
5) Contingency Planning Phase - The Year 2000 committee has developed a system contingency manual based partially on a standard, bank disaster recovery format. The plan also incorporates solutions developed by PC, data, and network vendors. This manual addresses mission-critical functions only and has been devised with "worst case scenarios" in mind.

From a customer standpoint, the problem could affect the ability of the subsidiary banks' borrowers to service debts if their direct operations, vendors, or customers are adversely impacted by the Year 2000 Compliance issue. The FFIEC instituted a Year 2000 examination process to which the Company is subject. As a part of that process, the Company was required to identify those commercial borrowers that exceeded a set threshold and prepare written Year 2000 assessment work sheets. As of December 31, 1998, all such assessments had been completed at the Company's subsidiaries. The Year 2000 risk assessment for the Company's borrowers will be a factor when determining the provision for loan losses charged to expense throughout 1999.

                                     PART II
                                OTHER INFORMATION

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Item 1.   Legal proceedings

     The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Holding Company's subsidiaries, Community Bank of Southern Indiana, Heritage Bank of Southern Indiana, and NCF Bank and Trust Co., are a party to legal proceedings wherein they enforce their security interest in mortgage loans made by them.

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


Item 6.   Exhibits and Reports on Form 8-K

     Community Bank Shares of Indiana, Inc. has filed no form 8-K reports during the three months ended March 31, 1999.


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
                                      OF INDIANA, INC.
                                      (Registrant)



     Dated        May  15, 1999       BY:         /s/   Michael Douglas
     --------------------------                  -------------------------
                                                        Michael Douglas
                                                        President and CEO


     Dated        May  15, 1999       BY:         /s/   James M. Stutsman
     --------------------------                  -------------------------
                                                        James M. Stutsman
                                                        Chief Financial Officer