Form 10-Q
period 1999-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 1999-08-16
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                    -----------------------------------------

                                    FORM 10-Q

                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended JUNE 30,1999

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


           101 West Spring St., PO Box 939, New Albany, Indiana 47150
               (Address of principal executive offices) (Zip Code)


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


 APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,728,298 shares of common stock were outstanding as of July 30, 1999.

                     COMMUNITY BANK SHARES OF INDIANA, INC.



                                      INDEX


Part I    Financial Information                                                                    Page
                                                                                                  --------


          Item 1.  Consolidated Financial Statements


          Consolidated Balance Sheets as of
               June 30, 1999 and December 31, 1998                                                      3


          Consolidated Statements of Income for the
               three months ended June 30, 1999 and 1998                                              4-5


          Consolidated Statements of Cash Flows for the
               three months ended June 30, 1999 and 1998                                              6-7


          Notes to Consolidated Financial Statements                                                 8-10


          Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations                                     11-15


          Part II.  Other Information                                                                  16


          Signatures                                                                                   17


                                                    PART I - ITEM 1
                                              CONSOLIDATED BALANCE SHEETS
                                COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                      In Thousands

                                                                       June 30, 1999               December 31, 1998
                                                                        (Unaudited)
ASSETS
Cash and due from banks                                                      $       11,094               $       14,051
Interest bearing deposits with banks
                                                                                      3,130                        7,589
Securities available for sale, at market:
   Mortgage-backed securities
                                                                                        626                          916
   Other debt securities
                                                                                          -                            -
Securities held to maturity:
   Mortgage-backed securities
                                                                                     38,329                       29,194
   Other debt securities
                                                                                     73,978                       62,588
Mortgage loans held for sale
                                                                                        311                        3,522
Loans receivable, net
                                                                                    221,500                      199,575
Federal Home Loan Bank stock, at cost
                                                                                      4,479                        3,346
Foreclosed real estate
                                                                                          -                          200
Premises and equipment, net
                                                                                      8,599                        7,869
Accrued interest receivable
                                                                                      2,612                        2,137
Other assets
                                                                                      1,053                          958
                                                                 ===========================   ==========================
     Total Assets                                                           $       365,711               $      331,945
                                                                 ===========================   ==========================

LIABILITIES
Deposits:
   Non-interest-bearing demand deposits                                      $       12,904               $       18,655
   Savings and interest-bearing demand deposits                                      74,267                       68,684
   Time deposits                                                                    124,792                      125,528
Total deposits
                                                                                    211,963                      212,867

Advances from Federal Home Loan Bank                                                 83,000                       56,000
Borrowings - repurchase agreements                                                   26,051                       19,499
Advance payments by borrowers for
   taxes and insurance                                                                  262                          210
Accrued interest payable on deposits                                                    142                           60
Other liabilities                                                                     2,374                        1,923
                                                                 ---------------------------   --------------------------
     Total Liabilities                                                              323,791                      290,559
                                                                 ---------------------------   --------------------------

STOCKHOLDERS' EQUITY
Preferred stock without par value,
   Authorized 5,000,000 shares; none issued
                                                                                          -                            -
Common stock of $.10 par value per share,
   Authorized 10,000,000 shares; issued
   2,728,298 shares
                                                                                        273                          273
Additional paid in capital
                                                                                     19,477                       19,500
Retained earnings - substantially restricted
                                                                                     22,891                       21,950
Accumulated other comprehensive income:
   Unrealized gain/(loss) on securities
   available for sale, net of tax
                                                                                         10                            -
Unearned compensation
                                                                                      (372)                        (337)
Treasury shares
                                                                                      (359)                            -
                                                                 ---------------------------   --------------------------
     Total Stockholders' Equity                                                      41,920                       41,386
                                                                 ---------------------------   --------------------------

     Total Liabilities and Stockholders' Equity                             $       365,711               $      331,945
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

                                             CONSOLIDATED STATEMENTS OF INCOME
                                  COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                        (Unaudited)
                                                        In Thousands




                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                         1999              1998                 1999              1998
                                                         ----              ----                 ----              ----
INTEREST INCOME:
Loans receivable
   Mortgage loans                                          $  1,818          $  2,055             $  3,756          $  4,160
   Commercial loans                                           2,231             1,424                4,164             2,659
   Consumer and other loans                                     320               314                  621               606
Securities:
   Mortgage-backed securities                                   507               359                  937               745
   Other debt securities                                      1,117               804                2,170             1,824
Federal Home Loan Bank stock                                     72                43                  137                84
Interest bearing deposits with banks                             85               320                  226               576
                                                    ----------------  ----------------     ----------------  ----------------
  TOTAL INTEREST INCOME                                       6,150             5,319               12,011            10,654
                                                    ----------------  ----------------     ----------------  ----------------

INTEREST EXPENSE:
Deposits                                                      2,206             2,322                4,429             4,703
Advances from Federal Home Loan Bank
  and other borrowings                                        1,123               606                2,088             1,193
                                                    ----------------  ----------------     ----------------  ----------------
  TOTAL INTEREST EXPENSE                                      3,329             2,928                6,517             5,896
                                                    ----------------  ----------------     ----------------  ----------------

  NET INTEREST INCOME                                         2,821             2,391                5,494             4,758

Provision for loan losses                                       156               102                  292               190
                                                    ----------------  ----------------     ----------------  ----------------

  NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                2,665             2,289                5,202             4,568
                                                    ----------------  ----------------     ----------------  ----------------

NON-INTEREST INCOME:
Loan fees and service charges                                   195               207                  391               372
Net gain on sale of loans                                        49                48                  157                99
Deposit account service charges                                 115               104                  231               197
Commission income                                               135               117                  261               231
Other income                                                     15                13                   34                32
                                                    ----------------  ----------------     ----------------  ----------------
   TOTAL NON-INTEREST INCOME                                    509               489                1,074               931
                                                    ----------------  ----------------     ----------------  ----------------

                                            CONSOLIDATED STATEMENTS OF INCOME
                                 COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                       (Unaudited)
                                                      In Thousands



                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                                 --------                            --------
                                                          1999              1998               1999             1998
                                                          ----              ----               ----             ----

NON-INTEREST EXPENSE
Compensation and benefits                                  $  1,174          $  1,836           $  2,247         $  2,838
Occupancy and equipment                                         161               133                304              254
Deposit insurance premiums                                       26                29                 53               59
Data processing service                                         150               129                290              252
Other                                                           326               395                634              680
                                                     ---------------   ---------------    ---------------  ---------------
  TOTAL NON-INTEREST EXPENSE                                  1,837             2,522              3,528            4,083
                                                     ---------------   ---------------    ---------------  ---------------

Income before income taxes                                    1,337               256              2,748            1,416
                                                     ---------------   ---------------    ---------------  ---------------

Income tax expense                                              529               143              1,079              590
                                                     ---------------   ---------------    ---------------  ---------------

NET INCOME                                                  $   808           $   113           $  1,669          $   826
                                                     ===============   ===============    ===============  ===============

Net income per share, basic                                $   0.30          $   0.04           $   0.62         $   0.31
                                                     ===============   ===============    ===============  ===============

Net income per share, diluted                              $   0.30          $   0.04           $   0.62         $   0.31
                                                     ===============   ===============    ===============  ===============

Dividends per share                                        $  0.135          $  0.120           $  0.270         $  0.240
                                                     ===============   ===============    ===============  ===============

See accompanying notes to consolidated financial statements.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                       (Unaudited)
                                                      In Thousands

                                                                                                      FOR THE SIX
                                                                                                      MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                               ---------------------------
                                                                                                  1999           1998
                                                                                               ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITES:

Net income                                                                                         $ 1,669         $  826
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of premiums and accretion of discounts
   on investment and mortgage-backed securities, net                                                  (40)            (1)
  Provision (credit) for losses on loans                                                               292            190
  Proceeds from mortgage loan sales                                                                 28,973          6,776
  Mortgage loans originated for resale                                                            (23,751)        (6,999)
  Net gain on sales of mortgage loans                                                                (157)          (100)
  Depreciation expense                                                                                 112            113
  ESOP and stock compensation plan expense                                                             166            175
  Federal Home Loan Bank Stock dividends                                                              (17)           (17)
  (Increase) decrease in accrued interest receivable                                                 (475)            381
  Increase (decrease) in accrued interest payable                                                       82             89
  (Increase) decrease in other assets                                                                 (95)          (298)
  Increase (decrease) in other liabilities                                                             451             66
                                                                                               ------------  -------------
     Net cash flows provided by operating activities                                               $ 7,210        $ 1,201
                                                                                               ------------  -------------



CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest bearing deposits with banks                                    $ 4,459       $(4,403)
Proceeds from maturities of securities held to maturity                                             12,340         46,000
Purchases of securities held to maturity                                                          (39,133)       (40,476)
Principal collected on securities available for sale                                                    33             96
Principal collected on securities held to maturity                                                   6,565          6,281
Purchase of Federal Home Loan Bank Stock                                                           (1,116)          (541)
Loan originations and principal payments on loans, net                                            (24,071)       (12,406)
Proceeds from sale of foreclosed real estate                                                           200            183
Acquisition of premises and equipment                                                                (842)        (2,047)
                                                                                               ------------  -------------
  Net cash flows used by investing activities                                                    $(41,565)       $(7,313)
                                                                                               ------------  -------------

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                      (Unaudited)
                                                      In Thousands


                                                                                                      FOR THE SIX
                                                                                                     MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                               --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                              1999          1998
                                                                                               ------------  ------------

Net increase (decrease) in demand accounts and savings accounts                                    $ (168)       $ 4,556
Net increase (decrease) in certificates of deposits                                                  (736)       (8,888)
Net increase (decrease) in advance payments by borrowers
  for taxes and insurance                                                                               51           108
Net increase (decrease) in retail repurchase agreements                                              6,552          (48)
Repayment of advances from Federal Home Loan bank                                                  (1,500)       (6,000)
Advances from Federal Home Loan bank                                                                28,500        19,000
Repurchase of common stock                                                                           (604)             -
Dividends paid                                                                                       (697)         (565)
Adjustment to conform pooled affiliate's fiscal year end                                                 0           250
                                                                                               ------------  ------------
  Net cash flows provided by financing activities                                                 $ 31,398       $ 8,413
                                                                                               ------------  ------------

Net increase ( decrease) in cash and due from banks                                                (2,957)         2,301

Cash and due from banks at beginning of period                                                      14,051         5,295
                                                                                               ------------  ------------

Cash and due from banks at end of period                                                          $ 11,094       $ 7,596
                                                                                               ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash payment for:
      Interest                                                                                     $ 6,435       $ 5,807
      Income taxes                                                                                 $   966       $   722

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

  Proceeds from sales of foreclosed real estate
     financed through loans                                                                        $    200      $   183
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

         In the opinion of the management of the Company, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three- and six-months ended June 30, 1999 and 1998 and cash flows for the three- and six-months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of the results that may be achieved for a full year.

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

3.     ACQUISITION OF NCF FINANCIAL CORPORATION

         On May 6, 1998, the Company acquired NCF Financial Corporation in a tax-free exchange accounted for under the pooling-of-interests method of accounting. Under the terms of the merger agreement, NCF Financial Corporation shareholders received 0.935 shares of the Company's common stock for each of the 792,609 shares of NCF common stock outstanding. Based upon the market price of the Company's stock on May 6, 1998, the transaction had a value of approximately $18.3 million. The results of operations for the six-month period ended June 30, 1998 include the operations of NCF Financial Corporation and its subsidiaries, as appropriate in a pooling-of-interests transaction. NCF Financial Corporation was dissolved in the merger transaction.

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

                                 PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                   (Continued)

4.       EARNINGS PER SHARE


                                                       Three months ended                     Six months ended
In thousands, except for share                              June 30,                              June 30,
                                                ----------------------------------    ----------------------------------
   And per share amounts                             1999              1998                1999              1998
   ---------------------
                                                ----------------  ----------------    ----------------  ----------------

Basic:
      Earnings:
            Net income                                  $   808           $   113            $  1,669           $   826
                                                ================  ================    ================  ================

      Shares:
            Weighted average
            common shares outstanding                 2,694,834         2,682,961           2,695,806         2,685,364
                                                ================  ================    ================  ================

Net income per share, basic                            $   0.30          $   0.04            $   0.62          $   0.31
                                                ================  ================    ================  ================

Diluted:
      Earnings:
            Net income                                  $   808           $   113            $  1,669           $   826
                                                ================  ================    ================  ================

      Shares:
      Weighted average
            common shares outstanding                 2,694,834         2,682,961           2,695,806         2,685,364
            Add:  Dilutive effect of
                    outstanding options                                                                          21,323
                                                          5,357             6,671               4,754
                                                ----------------  ----------------    ----------------  ----------------

      Weighted average shares
            outstanding, as adjusted                  2,700,191         2,689,632           2,700,560         2,706,687
                                                ================  ================    ================  ================

Net income per share, diluted                          $   0.30          $   0.04            $   0.62          $   0.31
                                                ================  ================    ================  ================

                                 PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                   (Continued)


5.    COMPREHENSIVE INCOME

         FASB Statement No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning on or after January 1, 1998, establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for Community Bank Shares includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three- and six-months ended June 30, 1999 and 1998:

                                                                                          Three Months Ended June 30,
                                                                               ---------------------------------------------------
                                                                               -----------------------    ------------------------
                                                                                           1999                        1998
                                                                               -----------------------    ------------------------
(Amounts in thousands)
Net income                                                                                      $ 808                       $ 113
Other comprehensive income, net of tax:
      Unrealized gains on securities:
             Unrealized net holding gains (losses) arising during period
                                                                                      18                           -
             Less: Reclassification adjustment for net gains (losses)
             included in net income                                                                11
                                                                                       7                           -            -
                                                                               ----------  -----------    -----------  -----------
COMPREHENSIVE INCOME                                                                            $ 819                       $ 113
                                                                                           ===========                 ===========

                                                                                           Six Months Ended June 30,
                                                                               ---------------------------------------------------
                                                                                           1999                        1998
                                                                               -----------------------    ------------------------
(Amounts in thousands)
Net income                                                                                     $1,669                       $ 826
Other comprehensive income, net of tax:
      Unrealized gains on securities:
             Unrealized net holding gains (losses) arising during period
                                                                                      17                         (5)
             Less: Reclassification adjustment for net gains (losses)
             included in net income                                                                10
                                                                                       7                         (2)          (3)
                                                                               ----------  -----------    -----------  -----------
COMPREHENSIVE INCOME                                                                           $1,679                       $ 823
                                                                                           ===========                 ===========

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES


SAFE HARBOR STATEMENT FOR FORWARD LOOKING STATEMENTS

         This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions.

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

FINANCIAL CONDITION

         Total assets were $365.7 million at June 30, 1999, an increase of $33.8 million or 10.17% from the December 31, 1998 ending balance of $331.9 million. The Company decreased short-term liquidity in order to take advantage of attractive investment opportunities in both its loan and investment securities portfolios. Accordingly, cash and due from banks and interest-bearing deposits with banks decreased by $7.4 million to $14.2 million at June 30, 1999. The
Company continued to restructure its balance sheet, with total net loans up $21.9 million, or 10.99%, from $199.6 million to $221.5 million. At the same time, total investment securities increased $20.2 million to $112.9 million. This strategy has contributed to an increase in net interest margin of 2 basis point from 3.42% for the six months ended June 30, 1998 to 3.44% for the six months ended June 30, 1999. The average yield on earning assets decreased 15 basis points to 7.52% when comparing these same periods, attributable to a general decline in market interest rates between the two periods under consideration. The Company was able to decrease its funding costs at a more rapid rate, with the average cost of interest bearing liabilities decreasing 32 basis points to 4.46% for the six months ended June 30, 1999.

         Total liabilities increased $33.2 million, from $290.6 million at December 31, 1998 to $323.8 at June 30, 1999, as a result of increases in Federal Home Loan Bank (FHLB) advances of $27.0 million, or 48.21%, and retail repurchase agreements of $6.6 million, or 33.60%. Total deposits decreased $0.9 million from $212.9 million at December 31, 1998 to $212.0 million at June 30, 1999, with interest-bearing transaction accounts increasing by $5.6 million, and non-interest-bearing demand deposits and certificates of deposit (CD's) decreasing by $5.8 million and $0.7 million, respectively, over the same period. The large decrease in non-interest-bearing demand deposits was attributable to a local government entity withdrawing approximately $2 million and transferring the balance (approximately $4 million) to retail repurchase agreements. The Company used lower cost FHLB advances and retail repurchase agreements to fund growth over the six-month period ending June 30, 1999 rather than higher cost CD's.

CAPITAL

         Consolidated total equity was $41.9 million as of June 30, 1999, an increase of $534,000 from $41.4 million as of December 31, 1998. This increase was due primarily to periodic net income less dividends paid to shareholders and repurchases of common shares.
          The banking affiliates are required to maintain acceptable levels of capital in three categories: 1) total capital to risk weighted assets, 2) Tier I capital to risk weighted assets, and 3) Tier I capital to average assets. To be well capitalized, each financial institution must maintain a minimum of 10% capital to risk weighted assets, 6% Tier I capital to risk weighted assets and 5% Tier I capital to average assets. Each of the Company's bank subsidiaries exceeded these requirements as of June 30, 1999.

LIQUIDITY

         The Company's primary sources of funds are deposits and retail repurchase agreements; principal and interest payments on loans and mortgage-backed securities; proceeds from maturing debt securities; advances from the Federal Home Loan Bank; and the sale of stock. The mortgage banking operations also generate funds in the form of proceeds from the sale of loans and loan servicing fees. Regulations require that each of the Company's subsidiaries maintain sufficient liquidity to fund ongoing operations. At June 30, 1999, each of the Company's subsidiaries was in compliance with the minimum liquidity required by law.


RESULTS OF OPERATIONS

         Net income for the six-month period ending June 30, 1999 was $1,669,000, as compared to $826,000 for the six months ended June 30, 1998. Net income was $808,000 for the second quarter 1999, up from $113,000 for the same quarter in 1998. The substantial increase in net income from one period to the next was primarily attributable to one-time merger-related expenses involved in the acquisition of NCF Bank & Trust Co. and non-recurring employee benefit charges. These charges amounted to $634,000 after application of appropriate federal and state tax credits. Net income for the six months ended June 30, 1998 excluding these non-recurring charges (net of tax) was $1,428,000 as compared to net income of $1,669,000 for the first six months of 1999. Net income for the second quarter of 1998 excluding these non-recurring charges was $715,000 as compared to $808,000 for the same quarter in 1999. Net interest income increased by $736,000, or 15.47%, for the six months ended June 30, 1999 when measured against the same period in 1998. This increase reflected growth in total interest income of $1,357,000, or 12.74%, from the first six months of 1999 compared to the same period in 1998. This growth resulted primarily from three areas: (1) commercial loan interest increased $1,505,000, or 56.60%, due primarily to a $37.4 million increase in average balances of commercial loans for the six months ended June 30, 1999 compared to the same period in the previous year, (2) interest income on securities, both mortgage-backed and other debt securities, increased $538,000, or 20.90%, on the basis of a $20.7 million increase in average balances from the first six months of 1999 to the same period in 1998, and (3) dividends on Federal Home Loan Bank stock increased $29,000, or 63.10%, as average stock outstanding increased $1.4 million for 1999 compared to the same period in 1998. Net interest income increased $430,000 between the second quarter of 1998 and the same period in 1999 because of similar factors (rising commercial and investment security average balances), with interest income increasing $831,000 between the two periods. The increases in average balances discussed above are a direct result of management's intent to restructure the balance sheet so that it is more heavily weighted with commercial and consumer loans, thereby placing less reliance on mortgage loans. In response to this restructuring, interest on mortgage loans in the first six months of 1999 fell $404,000 from the same period in 1998 as the average balances decreased $6.9 million. The Company continues to actively originate mortgage loans, selling many of these loans into the secondary market and thereby earning non-interest income in the form of gains on loan sales and loan servicing income. At the current time, however, mortgage loan payments substantially exceed the originations of mortgage loans that the Company intends to retain in its portfolio.

         Interest expense, the other component of net interest income, reflected a smaller increase than interest income, rising $621,000, or 10.53%, from the first six months of 1999 compared to the same period in 1998. Interest expense for the second quarter of 1999 was $3,329,000, an increase of $401,000 over the same quarter last year. Interest on deposits, which comprised 67.96% of total interest expense for the first six months of 1999, decreased $274,000, or 5.83%. Interest on deposits decreased $116,000 between the second quarter of 1998 and the same period in 1999. Interest expense on Federal Home Loan Bank (FHLB) advances and other borrowings increased $895,000 from the first six months of 1998 to the first six months of 1999 as average balances rose $42.3 million. The Company has not pursued higher-costing certificates of deposit held by public entities, instead opting to obtain funding through lower-cost FHLB advances and retail repurchase agreements. The changes discussed above represent the results of management's continuing plan to restructure the balance sheet by replacing higher-costing CD's with lower-cost transaction accounts, retail repurchase agreements, and FHLB advances. Consequently, funding costs relating to deposits have continued to decrease while funding costs from other sources has been increasing.

         During the six-month period ended June 30, 1999, a provision for loan losses of $292,000 was made to the general loan loss reserve, as compared to $190,000 for the same period in 1998. Provision for loan losses for the second quarter 1999 were $156,000 versus $102,000 for the same quarter in 1998. The increase in the provision is a direct result of management's balance sheet restructuring strategy and the resulting growth in commercial loans. Commercial loans are judged to be inherently more risky than residential real estate loans. Consequently, as the proportion of commercial loans to total loans increases more provision for loan loss is required to ensure that the allowance for loan losses is adequately funded. Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered reasonable by management based on historical experience, the volume and type of lending conducted by the subsidiary banks, the status of past due principal and interest payments, general economic conditions and inherent credit risk related to the collectibility of the each bank's loan portfolio.

         Non interest income increased $143,000, or 15.365%, for the six months ended June 30, 1999 compared to the same period in 1998. Three areas of non-interest income were primarily responsible for the increase: 1) loan fees, other loan service charges, and gains on sale of loans increased $77,000, or 16.35%, 2) service fees on deposit accounts increased $34,000, or 17.26%, and 3) commission income grew $30,000, or 12.99%. As the Company restructures its balance sheet, non-interest income is earned on the sale and servicing of mortgage loans sold into the secondary market. Non interest income increased $20,000 from the second quarter of 1999 to the same quarter in 1998. Increases in commission income and deposit account service charges accounted for most of the increase, which was partially offset by a decrease in loan fees, other loan service charges, and gains on sale of loans.

          Non interest expense decreased $555,000, or 13.59%, for the six month period ended June 30, 1999 as compared to the same period in 1998. This decrease was primarily attributable to a $591,000 decrease in compensation and benefits related to acquisition of NCF Bank & Trust Co. and non-recurring employee benefit charges. Excluding these one-time charges, non interest expense would have been $3,010,000 for the first two quarters of 1998, or $518,000 lower than the same period in 1999. The major reason for the $518,000 increase from one period to the next was a $382,000 increase in compensation and benefit expenses (excluding non-recurring charges) as the Company added staff to handle increased loan and deposit volumes. In addition, the Company has increased its loan- and deposit-processing capabilities based on both internal and external growth projections. To further implement the balance sheet restructuring referenced above, additional personnel have been added to the business services staff to accelerate the increase in commercial loans relative to total assets. Management has also increased the staffing of the mortgage loan origination function to take advantage of increased processing capabilities and to increase fee income. The remaining increase is attributable to a variety of immaterial factors. Non interest expense decreased $685,000 between the second quarter of 1998 and the same period in 1999 because of the same factors that apply to the six month periods discussed above. Excluding the non-recurring charges, non-interest expense increased $388,000 from the second quarter of 1998 to the same period in 1999, largely because of an increase in compensation and benefits expenses related to the factors previously discussed.

         Income before income taxes in the first six months of 1999 increased to $2,748,000 from $1,416,000 for the same period in 1998, an increase of $1,332,000 or 94.07%. Between the second quarter of 1998 and the same quarter 1999, income before income taxes increased from $256,000 to $1,337,000. These substantial increases were largely due to the impact of the non-recurring charges discussed previously. The Company's effective tax rate was 39.26% for the six months ended June 30, 1999, as compared to 41.67% for the same period in 1998.

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

         The Company's exposure to embedded microchip technology is of little or no consequence. Unlike companies that operate in manufacturing environments and may use computerized robots, process controllers, and assembly lines, the Company has only to assess its existing HVAC systems. All such systems have been evaluated and were determined to be free of embedded microchip technology. The Company has just moved into a new corporate headquarters building in which all systems with the potential for embedded microchip technology (HVAC, elevator, and telephone system) have been certified Year 2000 compliant.

         The Year 2000 Committee adopted a five-phase plan based on the Federal Financial Institutions Examination Council (FFIEC) to ensure readiness in dealing with the Year 2000 Compliance issue:

1) Awareness Phase - Formation of the Year 2000 Committee with the goal of representing all functional areas of the Company. Formation of the Year 2000 Plan, including the outlining of the following four phases. This phase is complete.
2) Assessment Phase - Identification of all systems affected by the Year 2000 issue, such as hardware, software, networks, ATM's, processing platforms (operating systems), electronic data interchange (EDI), telephones and telephone systems, HVAC, security, operations and general office machines. Once identified, the systems were prioritized for testing purposes within the following groups:
     a)  Mission-critical - vital to daily bank operation.
         Goal: All mission-critical systems to be tested and corrected/updated by December 31, 1998,
     b) Important - difficult or costly to function without. Goal: All important systems to be tested and corrected/updated prior to June 30, 1999.
     c)  Non-critical  -  no  significant  impact  to  daily  operations.
         Goal: non-critical systems will be tested as time allows, potentially not being tested prior to January 1, 2000. This phase is complete.
3) Validation Phase - Comprises identifying any necessary changes, upgrades, replacement, correction, or testing of systems identified in Phase 2. This phase was complete as of March 31, 1999. Both third-party data processing providers the Company relies on for customer processing have completed the necessary upgrades to ensure Year 2000 compliance. The Company had tested these systems by February 28, 1999 for Year 2000 compliance, and all major systems passed.
4) Implementation Phase - Comprises placing any corrective action identified during the Validation Phase into action (e.g., upgrading or replacing software or operating systems to Year 2000 compliant versions). These corrective actions have taken place throughout the project, following user acceptance testing and normal change control procedures. This phase is complete.
5) Contingency Planning Phase - The Year 2000 committee has developed a system contingency manual based partially on a standard, bank disaster recovery format. The plan also incorporates solutions developed by PC, data, and network vendors. This manual addresses mission-critical functions only and has been devised with "worst case scenarios" in mind.

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

Item 4.   Submission of Matters to a vote of Security Holders

         The Annual Meeting of the Shareholders of the Company was held on April 20, 1999. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares issued and outstanding entitled to vote at the meeting was 2,715,445. A total of 1,743,474 shares were represented by shareholders in attendance or by proxy, representing a quorum. Shareholders approved the following directors for the indicated term and by the indicated votes for or against:

         Director                   Term             Votes For         Votes Withheld or Against
         --------                   ----             ---------         -------------------------
         Dale Orem                  3 Years          1,578,091                   165,383
         Steven Stemler             3 Years          1,575,839                   167,635
         Michael L. Douglas         3 Years          1,577,881                   165,593

         In addition, at the same April 20, 1999 meeting shareholders also approved the ratification of Monroe Shine and Company, Inc. as the Company's independent auditors for the year ended December 31, 1999 by a vote of 1,579,100 for, 161,553 against, and 2,821 abstaining.

Item 5.   Other Information

         Additional items of substantive nature did not occur.

Item 6.   Exhibits and Reports on Form 8-K

         Community Bank Shares of Indiana, Inc. has filed two forms 8-K reports during the three months ended June 30, 1999. A form 8-K was filed May 5, 1999 announcing the retirement of director Robert E. Yates. A second form 8-K was filed May 24, 1999 announcing the authorization by the Board of Directors for the repurchase of up to 140,000 shares of common stock subject to a purchase limit of $3,500,000.

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
                                            OF INDIANA, INC.
                                            (Registrant)



     Dated        August 14, 1999           BY:    /s/   Michael Douglas
     ----------------------------                 -------------------------
                                                         Michael Douglas
                                                         President and CEO


     Dated        August 14, 1999           BY:    /s/  James M. Stutsman
     ----------------------------                 -------------------------
                                                        James M. Stutsman
                                                        Chief Financial Officer