Form 10-Q
period 1999-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 1999-11-12
CIK 933590

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


                For the quarterly period ended SEPTEMBER 30,1999

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


 Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,728,298 shares of common stock were outstanding as of November 10, 1999.

                                 COMMUNITY BANK SHARES OF INDIANA, INC.



                                                  INDEX


Part I    Financial Information                                                                    Page
                                                                                                  --------


          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of
               September 30, 1999 and December 31, 1998                                                 3


          Consolidated Statements of Income for the
               three months ended September 30, 1999 and 1998                                         4-5


          Consolidated Statements of Cash Flows for the
               three months ended September 30, 1999 and 1998                                         6-7


          Notes to Consolidated Financial Statements                                                 8-10


          Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations                                     11-15


          Part II.  Other Information                                                                  16


          Signatures                                                                                   17

                                 PART I - ITEM 1
                           CONSOLIDATED BALANCE SHEETS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                  In Thousands

                                               September 30,   December 31,
                                                   1999            1999
                                                (Unaudited)
ASSETS
Cash and due from banks .......................   $   7,327    $  14,051
Interest bearing deposits with banks ..........       9,694        7,589
Securities available for sale, at market:
   Mortgage-backed securities .................         626          916
   Other debt securities ......................        --           --
Securities held to maturity:
   Mortgage-backed securities .................      32,504       29,194
   Other debt securities ......................      73,709       62,588
Mortgage loans held for sale ..................        --          3,522
Loans receivable, net .........................     236,781      199,575
Federal Home Loan Bank stock, at cost .........       4,646        3,346
Foreclosed real estate ........................        --            200
Premises and equipment, net ...................       9,536        7,869
Accrued interest receivable ...................       2,077        2,137
Other assets ..................................         361          958
                                                  =========    =========
     Total Assets .............................   $ 377,261    $ 331,945
                                                  =========    =========

LIABILITIES
Deposits:
   Non-interest-bearing demand deposits .......   $  10,235    $  18,655
   Savings and interest-bearing demand deposits      77,862
   Time deposits ..............................     126,848      125,528
Total deposits ................................     214,945      212,867

Advances from Federal Home Loan Bank ..........      87,750       56,000
Borrowings - repurchase agreements ............      30,276       19,499
Advance payments by borrowers for
   taxes and insurance ........................         561          210
Accrued interest payable on deposits ..........         195           60
Other liabilities .............................       1,671        1,923
                                                  ---------    ---------
     Total Liabilities ........................     335,398      290,559
                                                  ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock without par value,
   Authorized 5,000,000 shares; none issued ...        --           --
Common stock of $.10 par value per share,
   authorized 10,000,000 shares; issued
   and outstanding 2,728,298 shares ...........         273          273
Additional paid in capital ....................      19,436       19,500
Retained earnings - substantially restricted ..      23,396       21,950
Accumulated other comprehensive income:
   Unrealized gain/(loss) on securities
   available for sale, net of tax .............        (140)        --
Unearned compensation .........................        (342)        (337)
Treasury shares - 41,791 shares ...............        (760)        --
                                                  ---------    ---------
     Total Stockholders' Equity ...............      41,863       41,386
                                                  ---------    ---------

     Total Liabilities and Stockholders' Equity   $ 377,261    $ 331,945
                                                  =========    =========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                   (Unaudited)
                                  In Thousands

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                         1999      1998      1999      1998
INTEREST INCOME:
Loans receivable
   Mortgage loans ..................   $ 1,920   $ 2,060   $ 5,676   $ 6,220
   Commercial loans ................     2,573     1,576     6,737     4,235
   Consumer and other loans ........       352       330       973       936
Securities:
   Mortgage-backed securities ......       556       427     1,493     1,173
   Other debt securities ...........     1,173       832     3,343     2,656
Federal Home Loan Bank stock .......        90        60       227       144
Interest bearing deposits with banks        84       235       310       810
                                       -------   -------   -------   -------
  TOTAL INTEREST INCOME ............     6,748     5,520    18,759    16,174
                                       -------   -------   -------   -------

INTEREST EXPENSE:
Deposits ...........................     2,269     2,315     6,698     7,018
Advances from Federal Home Loan Bank
  and other borrowings .............     1,385       755     3,473     1,948
                                       -------   -------   -------   -------
  TOTAL INTEREST EXPENSE ...........     3,654     3,070    10,171     8,966
                                       -------   -------   -------   -------

  NET INTEREST INCOME ..............     3,094     2,450     8,588     7,208

Provision for loan losses ..........       183        52       475       242
                                       -------   -------   -------   -------

  NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES .....     2,911     2,398     8,113     6,966
                                       -------   -------   -------   -------

NON-INTEREST INCOME:
Loan fees and service charges ......       181       197       571       568
Net gain on sale of loans ..........        36        71       193       171
Deposit account service charges ....       129       122       360       320
Commission income ..................       172       138       433       369
Other income .......................        13        17       100        47
                                       -------   -------   -------   -------
   TOTAL NON-INTEREST INCOME .......       531       545     1,657     1,475
                                       -------   -------   -------   -------

                        CONSOLIDATED STATEMENTS OF INCOME
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                   (Unaudited)
                                  In Thousands



                                     THREE MONTHS ENDED  NINE MONTHS ENDED
                                        SEPTEMBER 30,      SEPTEMBER 30,
                                        1999     1998     1999     1998

NON-INTEREST EXPENSE
Compensation and benefits ...          $1,206   $1,050   $3,505   $3,888
Occupancy and equipment .....             234      150      538      403
Deposit insurance premiums ..              26       27       79       86
Data processing service .....             156      129      446      381
Other .......................             394      306    1,028      986
                                       ------   ------   ------   ------
  TOTAL NON-INTEREST EXPENSE            2,016    1,662    5,596    5,744
                                       ------   ------   ------   ------

Income before income taxes ..           1,426    1,281    4,174    2,697
                                       ------   ------   ------   ------

Income tax expense ..........             563      512    1,642    1,102
                                       ------   ------   ------   ------

NET INCOME ..................          $  863   $  769   $2,532   $1,595
                                       ======   ======   ======   ======

Net income per share, basic .          $ 0.32   $ 0.29   $ 0.94   $ 0.59
                                       ======   ======   ======   ======

Net income per share, diluted          $ 0.32   $ 0.28   $ 0.94   $ 0.59
                                       ======   ======   ======   ======

Dividends per share .........          $0.135   $0.120   $0.405   $0.330
                                       ======   ======   ======   ======


See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                   (Unaudited)
                                  In Thousands

                                                                      FOR THE NINE
                                                                      MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  --------------------
                                                                    1999       1998
                                                                  --------    --------

CASH FLOWS FROM OPERATING ACTIVITES:

Net income ....................................................   $  2,532    $  1,595
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of premiums and accretion of discounts
   on investment and mortgage-backed securities, net ..........        (30)         33
  Provision (credit) for losses on loans ......................        475         242
  Proceeds from mortgage loan sales ...........................     32,752      11,059
  Mortgage loans originated for resale ........................    (27,219)    (13,409)
  Net gain on sales of mortgage loans .........................       (193)       (171)
  Depreciation expense ........................................        320         175
  ESOP and stock compensation plan expense ....................        208          97
  Federal Home Loan Bank Stock dividends ......................        (28)        (25)
  (Increase) decrease in accrued interest receivable ..........         60         305
  Increase (decrease) in accrued interest payable .............        135          63
  (Increase) decrease in other assets .........................        597         273
  Increase (decrease) in other liabilities ....................       (252)       (631)
                                                                  --------    --------
     Net cash flows provided by operating activities ..........   $  9,357    $   (394)
                                                                  --------    --------



CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest bearing deposits with banks   $ (2,105)   $ (2,766)
Proceeds from sales of securities available for sale ..........      3,724        --
Proceeds from maturities of securities held to  maturity ......     12,340      58,182
Purchases of securities held to maturity ......................    (39,133)    (63,770)
Principal collected on securities available for sale ..........         96          96
Principal collected on securities held to maturity ............      8,862       8,961
Purchase of Federal Home Loan Bank Stock ......................     (1,272)     (1,246)
Loan originations and principal payments on loans, net ........    (39,499)    (20,049)
Proceeds from sale of foreclosed real estate ..................        200        --
Acquisition of premises and equipment .........................     (1,987)     (2,880)
                                                                  --------    --------
  Net cash flows used by investing activities .................   $(58,774)   $(23,472)
                                                                  --------    --------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                   (Unaudited)
                                  In Thousands

                                                                      FOR THE NINE
                                                                      MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                 1999        1998
                                                                  ---------  ----------

Net increase (decrease) in demand accounts and savings accounts   $    758    $  4,560
Net increase (decrease) in certificates of deposits ...........      1,320      (9,728)
Net increase (decrease) in advance payments by borrowers
  for taxes and insurance .....................................        351         441
Net increase (decrease) in retail repurchase agreements .......     10,777       3,711
Repayment of advances from Federal Home Loan bank .............    (21,000)    (13,500)
Advances from Federal Home Loan bank ..........................     52,750      39,000
Repurchase of common stock ....................................     (1,201)       --
Dividends paid ................................................     (1,062)     (1,060)
Adjustment to conform pooled affiliate's fiscal year end ......          0         250
                                                                  --------    --------
  Net cash flows provided by financing activities .............   $ 42,693    $ 23,674
                                                                  --------    --------

Net increase ( decrease) in cash and due from banks ...........     (6,724)       (192)

Cash and due from banks at beginning of period ................     14,051       5,545
                                                                  --------    --------

Cash and due from banks at end of period ......................   $  7,327    $  5,353
                                                                  ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash payment for:
      Interest                                                   $ 10,036     $  8,903
      Income taxes                                               $ 1,529      $  1,417

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

  Proceeds from sales of foreclosed real estate
     financed through loans                                       $ 200       $    187
  Transfers from loans to real estate
     acquired through  foreclosure                                $   -       $    312


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

         In the opinion of the management of the Company, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three- and nine-months ended September 30, 1999 and 1998 and cash flows for the three- and nine-months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of the results that may be achieved for a full year.

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

3.     ACQUISITION OF NCF FINANCIAL CORPORATION

         On May 6, 1998, the Company acquired NCF Financial Corporation in a tax-free exchange accounted for under the pooling-of-interests method of accounting. Under the terms of the merger agreement, NCF Financial Corporation shareholders received 0.935 shares of the Company's common stock for each of the 792,609 shares of NCF common stock outstanding. Based upon the market price of the Company's stock on May 6, 1998, the transaction had a value of approximately $18.3 million. The results of operations for the six-month period ended September 30, 1998 include the operations of NCF Financial Corporation and its subsidiaries, as appropriate in a pooling-of-interests transaction. NCF Financial Corporation was dissolved in the merger transaction.

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

                                 PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                   (Continued)

4.       EARNINGS PER SHARE

                                                       Three months ended                     Nine months ended
In thousands, except for share                            September 30,                         September 30,
                                                ----------------------------------    ----------------------------------
   and per share amounts                             1999              1998                1999              1998
   ---------------------
                                                ----------------  ----------------    ----------------  ----------------
Basic:
      Earnings:
            Net income                                  $   863           $   769            $  2,532          $  1,595
                                                ================  ================    ================  ================

      Shares:
            Weighted average
            common shares outstanding                 2,661,460         2,684,284           2,684,159         2,683,843
                                                ================  ================    ================  ================

Net income per share, basic                            $   0.32          $   0.29            $   0.94          $   0.59
                                                ================  ================    ================  ================

Diluted:
      Earnings:
            Net income                                  $   863           $   769            $  2,532          $  1,595
                                                ================  ================    ================  ================

      Shares:
      Weighted average
            common shares outstanding                 2,661,460         2,684,284           2,684,159         2,683,843
            Add:  Dilutive effect of
                     outstanding options                  6,486            35,874               5,380            26,140
            Add:  Dilutive effect of
                     of restricted shares                   543                 -                 313                 -
                                                ----------------  ----------------    ----------------  ----------------

      Weighted average shares
            outstanding, as adjusted                  2,668,489         2,720,158           2,689,852         2,709,983
                                                ================  ================    ================  ================

Net income per share, diluted                          $   0.32          $   0.28            $   0.94          $   0.59
                                                ================  ================    ================  ================


                                 PART I - ITEM 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                   (Continued)


5.    COMPREHENSIVE INCOME

         FASB Statement No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning on or after January 1, 1998, establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for Community Bank Shares includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three- and six-months ended September 30, 1999 and 1998:

                                                                                        Three Months Ended September 30,
                                                                               ---------------------------------------------------
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
                                                                                           ===========                 ===========

                                                                                        Nine Months Ended September 30,
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

FINANCIAL CONDITION

         Total assets were $377.3 million at September 30, 1999, an increase of $45.3 million or 13.7% from the December 31, 1998 ending balance of $331.9 million. The Company decreased short-term liquidity in order to take advantage of attractive investment opportunities in both its loan and investment securities portfolios. Accordingly, cash and due from banks and interest-bearing deposits with banks decreased by $4.6 million to $17.0 million at September 30, 1999. The Company continued to restructure its balance sheet, with total net loans up $37.2 million, or 18.6%, from $199.6 million to $236.8 million. At the same time, total investment securities increased $14.1 million to $106.8 million. This strategy has contributed to an increase in net interest margin of 16 basis point from 3.37% for the nine months ended September 30, 1998 to 3.51% for the nine months ended September 30, 1999. The average yield on earning assets increased 14 basis points to 7.78% when comparing these same periods, attributable primarily to a $34.1 million increase in the average balance in commercial loans in the last twelve months. The Company was able to decrease its funding costs due to a general decline in market rates and also a reliance on funding through Federal Home Loan Bank (FHLB) advances. The average cost of interest bearing liabilities decreased 29 basis points to 4.46% for the nine months ended September 30, 1999.

         Total liabilities increased $44.8 million, from $290.6 million at December 31, 1998 to $335.4 at September 30, 1999, as a result of increases in FHLB advances of $31.8 million, or 56.7%, and retail repurchase agreements of $10.8 million, or 55.3%. Total deposits changed only slightly increasing $2.0 million from $212.9 million at December 31, 1998 to $214.9 million at September 30, 1999. Savings and interest bearing demand deposits grew by $9.2 million while non-interest-bearing demand deposits declined by $9.2 million. The large decrease in non-interest-bearing demand deposits was attributable to a local government entity withdrawing approximately $2 million and transferring approximately $4 million to retail repurchase agreements. The Company used lower cost FHLB advances and retail repurchase agreements to fund growth over the six-month period ending September 30, 1999 rather than higher cost CD's.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                   (Continued)

CAPITAL

         Consolidated total equity was $41.9 million as of September 30, 1999, an increase of $477,000 from $41.4 million as of December 31, 1998. This increase was due primarily to periodic net income less dividends paid to shareholders and the repurchase of $760,000 in common stock through the Company's share repurchase program (Form 8-K filed May 24, 1999).

          The banking affiliates are required to maintain acceptable levels of capital in three categories: 1) total capital to risk weighted assets, 2) Tier I capital to risk weighted assets, and 3) Tier I capital to average assets. To be well capitalized, each financial institution must maintain a minimum of 10% capital to risk weighted assets, 6% Tier I capital to risk weighted assets and 5% Tier I capital to average assets. Each of the Company's bank subsidiaries exceeded these requirements as of September 30, 1999.

LIQUIDITY

         The Company's primary sources of funds are deposits and retail repurchase agreements; principal and interest payments on loans and mortgage-backed securities; proceeds from maturing debt securities; advances from the Federal Home Loan Bank; and the sale of stock. The mortgage banking operations also generate funds in the form of proceeds from the sale of loans and loan servicing fees. Regulations require that each of the Company's subsidiaries maintain sufficient liquidity to fund ongoing operations. At September 30, 1999, each of the Company's subsidiaries was in compliance with the minimum liquidity required by law.

RESULTS OF OPERATIONS

         Net income for the nine-month period ending September 30, 1999 was $2,532,000, as compared to $1,595,000 for the nine months ended September 30, 1998. Net income was $863,000 for the third quarter 1999, up from $769,000 for the same quarter in 1998. The substantial increase in net income from the nine month period in 1999 versus the same nine month period in 1998 was primarily attributable to one-time merger-related and non-recurring employee benefit expenses resulting from the of NCF Bank & Trust Co. in the second quarter of 1998.

          Net interest income increased by $1,380,000, or 19.2%, for the nine months ended September 30, 1999 when measured against the same period in 1998. This increase reflected growth in total interest income of $2,585,000, or 16.0%, from the first nine months of 1999 compared to the same period in 1998. This growth resulted primarily from three areas: (1) commercial loan interest increased $2,502,000 due primarily to a $34.1 million increase in average balances of commercial loans for the nine months ended September 30, 1999 compared to the same period in the previous year, (2) interest income on securities, both mortgage-backed and other debt securities, increased $1,007,000 on the basis of a $20.4 million increase in average balances from the first nine months of 1999 to the same period in 1998, and (3) dividends on Federal Home Loan Bank stock increased $83,000 as average stock outstanding increased $1.4 million for 1999 compared to the same period in 1998. Net interest income increased $644,000 between the third quarter of 1998 and the same period in 1999 because of similar factors (rising commercial and investment security average balances), with interest income increasing $1,228,000 between the two periods. The increases in average balances discussed above are a direct result of management's intent to restructure the balance sheet so that it is more heavily weighted with commercial and consumer loans, thereby placing less reliance on mortgage loans. In response to this restructuring, interest on mortgage loans in the first nine months of 1999 fell $544,000 from the same period in 1998 as the average balances decreased $6.4 million. The Company continues to actively originate mortgage loans, selling many of these loans into the secondary market and thereby earning non-interest income in the form of gains on loan sales and loan servicing income. At the current time, however, mortgage loan payments exceed the origination of mortgage loans that the Company intends to retain in its portfolio.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                   (Continued)

         Interest expense, the other component of net interest income, reflected a smaller increase than interest income, rising $1,205,000, or 13.4%, for the first nine months of 1999 compared to the same period in 1998. Interest expense for the third quarter of 1999 was $3,654,000, an increase of $584,000 over the same quarter last year. Interest on deposits, which comprised 65.9% of total interest expense for the first nine months of 1999, decreased $320,000. Interest on deposits decreased $46,000 between the third quarter of 1998 and the same period in 1999. Interest expense on FHLB advances and other borrowings increased $1,525,000 from the first nine months of 1998 to the first nine months of 1999 as average balances rose $44.7 million. The Company has limited the utilization of higher-costing certificates of deposit, instead opting primarily to obtain funding through lower-cost FHLB advances and retail repurchase agreements. The changes discussed above represent the results of management's continuing plan to restructure the balance sheet by reducing it's reliance on higher-costing CD's and concentrating on the acquisition of lower-cost transaction accounts, retail repurchase agreements, and FHLB advances. Consequently, funding costs relating to deposits have continued to decrease while funding costs from other sources have been increasing.

         During the nine month period ended September 30, 1999, a provision for loan loss of $475,000 was made to the general loan loss reserve, as compared to $242,000 for the same period in 1998. Provision for loan losses for the third quarter 1999 were $183,000 versus $52,000 for the same quarter in 1998. The increase in the provision is a direct result of management's balance sheet restructuring strategy and the resulting growth in commercial loans. Commercial loans are judged to be inherently more risky than residential real estate loans. Consequently, as the proportion of commercial loans to total loans increases, more provision for loan loss is required to ensure that the allowance for loan losses is adequately funded. Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered reasonable by management based on historical experience, the volume and type of lending conducted by the subsidiary banks, the status of past due payments, general economic conditions and inherent credit risk related to the collectibility of each of the bank's loan portfolio.

         Non interest income increased $182,000, or 12.3%, for the nine months ended September 30, 1999 compared to the same period in 1998. Three areas of non-interest income were primarily responsible for the increase: 1) loan fees, other loan service charges, and gains on sale of loans increased $25,000 2) service fees on deposit accounts increased $40,000 and 3) commission income grew $64,000. Non interest income decreased slightly from the third quarter of 1999 to the same quarter in 1998. Total third quarter non interest income of $531,000 declined $14,000 from the prior year third quarter. General increases in interest rates over the year reduced the ability to generate mortgage loans, which reduced loan origination fees and fees from the sale of loans in the secondary market.

          Non interest expense decreased $148,000, or 2.6%, for the nine month period ended September 30, 1999 as compared to the same period in 1998. This decrease was primarily attributable to one-time charges of $1,092,000 related to the acquisition of NCF Bank & Trust Co. and non-recurring employee benefit charges that were charged in the second quarter of 1998. Excluding these one-time charges, non-interest expense would have been $4,652,000 for the first three quarters of 1998, or $944,000 lower than the same period in 1999. The major reason for the increase from one nine month period to the next was a $382,000 increase in compensation and benefit expenses (excluding non-recurring charges) as the Company added staff to handle increased loan volumes. In addition, the Company has increased its loan and deposit processing and back office support capacity based on both existing volumes and internal growth projections. To further implement the balance sheet restructuring referenced above, additional personnel has been added to the business services staff to accelerate the increase in commercial loans relative to total assets. Management has also increased the staffing of the mortgage loan origination function to take advantage of increased processing capabilities and to increase fee income. Occupancy expense increased by $135,000, almost all of which was related to the depreciation of and initial expenses related to the construction and occupancy of a new five-story headquarters facility and the installation of six automated teller machines. Non interest expense increased $354,000 or 21.3% between the third quarter of 1998 and the same period in 1999. The quarter to quarter increase was primarily attributable to an increase of $156,000 in compensation expense for reasons previously mentioned and an increase of $84,000 in occupancy and equipment expense related to the construction and subsequent occupancy of the new headquarters facility and the installation of the automated tellers machines.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                   (Continued)

         Income before income taxes in the first nine months of 1999 increased to $4,174,000 from $2,697,000 for the same period in 1998, an increase of $1,477,000 or 54.8%. Between the third quarter of 1998 and the same quarter 1999, income before income taxes increased from $1,281,000 to $1,426,000. The Company's effective tax rate was 39.3% for the nine months ended September 30, 1999, as compared to 40.9% for the same period in 1998.

YEAR 2000 COMPLIANCE

         The Year 2000 issue arises from the design of computer operating systems and computer software programs that recognize dates as only two digits. As a result, these operating systems and software programs may interpret "00" incorrectly as the Year 1900 instead of as the Year 2000, causing failure of the underlying operating and software programs. The Company formed a Year 2000 Committee representing all functional areas of the organization to ensure that the Company is Year 2000 compliant. The Committee has developed a plan of action to ensure that its operational and financial systems will not be adversely affected by software or hardware failures caused by the inability of such software and hardware to handle calculations involving dates after December 31, 1999. While the Company believes that it is doing everything possible to ensure Year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Company is requiring its computer hardware and software vendors to represent that their products are or will be Year 2000 compliant. At this time the Company estimates that it will incur $300,000 in expenses related to ensuring Year 2000 compliance. Any hardware or software failures due to Year 2000 noncompliance could result in additional, inestimable expenses to the Company. At worst, the Company would be unable to operate for some indefinite period of time, resulting in potentially large but currently incalculable monetary damages to the Company. The Company has identified the following potential risks to its operational and financial systems as a result of this issue:

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

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                   (Continued)

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

         The Year 2000 Committee adopted a five-phase plan based on the Federal Financial Institutions Examination Council (FFIEC) to ensure readiness in dealing with the Year 2000 Compliance issue:

1) Awareness Phase - Formation of the Year 2000 Committee with the goal of representing all functional areas of the Company. Formation of the Year 2000 Plan, including the outlining of the following four phases. This phase is complete.
2) Assessment Phase - Identification of all systems affected by the Year 2000 issue, such as hardware, software, networks, ATM's, processing platforms (operating systems), electronic data interchange (EDI), telephones and telephone systems, HVAC, security, operations and general office machines. Once identified, the systems were prioritized for testing purposes within the following groups: a) Mission-critical - vital to daily bank operation.
     Goal: All mission-critical systems to be tested and corrected/updated by
         December 31, 1998.  This phase is complete.
     b) Important - difficult or costly to function without. Goal: All important systems to be tested and corrected/updated prior to June 30, 1999. This phase is complete.
     c) Non-critical - no significant impact to daily operations. Goal: non-critical systems will be tested as time allows, potentially not being tested prior to January 1, 2000. This phase is complete.
3) Validation Phase - Comprises identifying any necessary changes, upgrades, replacement, correction, or testing of systems identified in Phase 2. This phase was complete as of March 31, 1999. Both third-party data processing providers that the Company relies on for customer processing have completed the necessary upgrades to ensure Year 2000 compliance. The Company had tested these systems by February 28, 1999 for Year 2000 compliance, and all major systems passed.
4) Implementation Phase - Comprises placing any corrective action identified during the Validation Phase into action (e.g., upgrading or replacing software or operating systems to Year 2000 compliant versions). These corrective actions have taken place throughout the project, following user acceptance testing and normal change control procedures. This phase is complete.
5) Contingency Planning Phase - The Year 2000 committee has developed a system contingency manual based partially on a standard, bank disaster recovery format. The plan also incorporates solutions developed by PC, data, and network vendors. This manual addresses mission-critical functions only and has been devised with "worst case scenarios" in mind.

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

Item 6.   Exhibits and Reports on Form 8-K

         Community Bank Shares of Indiana, Inc. has filed no form 8-K reports during the three months ended September 30, 1999.

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



     Dated        November 10, 1999 BY:    /s/   Michael Douglas
                                                 Michael Douglas
                                                 President and CEO


     Dated        November 10, 1999 BY:     /s/  Paul A. Chrisco
                                                 Paul A. Chrisco
                                                 Acting Chief Accounting Officer