Form 10-K
period 1999-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2000-03-31
CIK 933590

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the Fiscal Year Ended December 31, 1999

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

                101 West Spring Street, New Albany, Indiana 47150

                (Address of Principal Executive Offices) Zip Code

       Registrant's telephone number, including area code: (812) 944-2224

               Securities Registered pursuant to Section 12(b) of
                                    the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO_.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the asked price of $13.50 per share of such stock as of March 20, 1999, was $35,442,995. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of March 21, 1999, there were issued and outstanding 2,625,407 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 1999.

Part III of Form 10-K - Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    Form 10-K

                                      Index

   Part I:                                                                                                  Page
   -------                                                                                                  ----
        Item 1.    Business                                                                                    3
        Item 2.    Properties                                                                                 25
        Item 3.    Legal Proceedings                                                                          25
        Item 4.    Submission of Matters to a Vote of Security Holders                                        25

   Part II:

        Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters                       26
        Item 6.    Selected Financial Data                                                                    26
        Item 7.    Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                                  26
        Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                   26
        Item 8.    Financial Statements and Supplementary Data                                                26
        Item 9.    Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure                                                                   26

   Part III:

        Item 10.   Directors and Executive Officers of the Registrant                                         26
        Item 11.   Executive Compensation                                                                     26
        Item 12.   Security Ownership of Certain Beneficial Owners and Management                             26
        Item 13.   Certain Relationships and Related Transactions                                             27

   Part IV:

        Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           27

   Signatures                                                                                                 29

                                     PART I

ITEM 1.  BUSINESS

General

     Community Bank Shares of Indiana, Inc. (the Company) is a multi-bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiaries are Community Bank of Southern Indiana (Community), Heritage Bank of Southern Indiana (Heritage), and NCF Bank and Trust Company (NCF Bank). Community, Heritage, and NCF Bank are state-chartered stock commercial banks headquartered in New Albany, Indiana, Jeffersonville, Indiana, and Bardstown, Kentucky, respectively. Community and Heritage are regulated by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. NCF Bank is regulated by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation.

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

         The Company had total assets of $384.4 million, total deposits of $226.5 million, and stockholders' equity of $41.6 million as of December 31, 1999. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is
(812) 944-2224.

     In May 1999 the Company initiated a stock repurchase plan, authorizing the repurchase of up to 140,000 shares of the Company's outstanding common stock subject to a purchase limit of $3,500,000. Over the remainder of 1999 the Company acquired an aggregate of 107,100 shares of its Common Stock at an average purchase price of $17.53, and purchased an additional 17,200 shares at an average price of $14.10 between January 1, 2000 and March 30, 2000. On March 21, 2000 the Company approved a second stock repurchase plan under which up to $4,000,000 in additional funds may be used to acquire outstanding Common Stock over a twelve-month period.


Business Strategy

         The Company's current business strategy is to operate well-capitalized, profitable and independent community banks with a significant presence in their primary market areas. The Company has sought to implement this strategy in recent years by: (1) emphasizing the origination of residential mortgage loans, commercial business loans, and consumer loans in the Company's primary market area; (2) controlling operating expenses; and (3) broadening the scope of services offered to its customers.

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

Lending Activities

         General.  At December  31, 1999,  the  Company's  net loans  receivable
(excluding loans classified as held for sale) totaled $246.0 million, representing approximately 64.0% of the Company's total assets at that date. The principal lending activity of the Company is the origination of single-family residential loans and secured and unsecured commercial business loans to local business and professional organizations. To a lesser extent the Company also originates residential construction loans and consumer loans (consisting primarily of home equity loans secured by the borrower's principal residence.) Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans.

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

Analysis of Loan Portfolio

                                                                                   At December 31

                                              1999             1998            1997             1996              1995

                                         --------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)

Conventional real estate loans:
        Residential interim
           Construction loans                   $  9,383         $  578         $  5,654         $  6,498         $   2,583
        Residential                               93,632        104,670          106,082          114,910            91,451
        Commercial real estate                    52,499         35,424           22,432           17,269             7,403
                                         ----------------  -------------   --------------   --------------   ---------------
              Total real estate loans          $ 155,514      $ 140,672        $ 134,168        $ 138,677         $ 101,437

Commercial business loans (1)                   $ 78,973       $ 48,057        $  27,929        $  20,191         $  11,769

Consumer Loans:
        Savings account loans                      1,276          2,049              874              593               458
        Equity lines of credit (2)                 7,344          6,760            6,846            5,215             4,045
        Automobile loans                           2,343          1,824            1,570            1,344             1,042
        Other (2) (3)                              6,333          3,330            2,490            2,236             1,335
                                         ----------------  -------------   --------------   --------------   ---------------
              Total consumer loans              $ 17,296       $ 13,963        $  11,780         $  9,388         $   6,880

Less:
        Loans in process                           4,041          1,844            1,969            1,726             1,282
        Deferred loan origination fees
          and costs, net                            (17)            (3)               29               18                34
        Allowance for loan losses                  1,741          1,276            1,014              816               600
                                         ----------------  -------------   --------------   --------------   ---------------
              Total loans, net                 $ 246,018      $ 199,575        $ 170,865        $ 165,696         $ 118,170
                                                                           ==============   ==============   ===============
                                         ================  =============

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

Loan Maturity Schedule

     The following table sets forth certain information at December 31, 1999, regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are shown as being due in the period in which interest rates are next scheduled to adjust. Fixed rate loans are shown as being due in the period in which the contractual repayment is due.

                                                       (Dollars in thousands)


                                     Within one      One through         Beyond
                                        year         five years        five years        Total
                                   ---------------------------------------------------------------
 Residential real estate
 mortgages:

    Adjustable                            $5,785          $15,957           $46,268       $68,010
    Fixed                                  2,830            7,040            21,362        31,232

   Second mortgages                          432              996             2,346         3,774

   Consumer                                4,243            5,122             7,932        17,297

 Commercial business and

     commercial real estate               28,781           44,681            58,008       131,470
                                   --------------  --------------- -----------------  ------------

              Total                      $42,071          $73,797         $ 135,916     $ 251,783
                                   ==============  =============== =================  ============


         The following table sets forth the dollar amount of all loans due after December 31, 1999, which have fixed rates and have floating or adjustable interest rates.

                                           Predetermined        Floating or
                                               rates          Adjustable rates         Total
                                          -----------------  -------------------  -----------------
    Real estate mortgage                          $ 31,232             $ 71,784           $103,016
    Commercial business loans                       73,047               58,423            131,470
    Consumer                                        13,550                3,747             17,297
                                          -----------------  -------------------  -----------------
                 Total                           $ 167,094             $ 84,689           $251,783
                                          =================  ===================  =================

         Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company's primary market area. The majority of the Company's residential mortgage loans consist of loans secured by owner-occupied, single family residences. At December 31, 1999, the Company had $103.0 million, or 41.9 percent of its net loan portfolio, invested in loans secured by one-to-four family residences.

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

     The Company's ARM loans adjust annually with interest rate adjustment limitations of two percentage points per year and six percentage points over the life of the loan. The Company also makes ARM loans with interest rates that adjust every one, three or five years. Under the Company's current practice, the interest rate on new ARM loans is typically based on the one-year, three-year or five-year U.S. Treasury Constant Maturity Index commensurate with the applicable like term mortgage plus 275 basis points. The Company's policy is to qualify borrowers for ARM loans based on the fully indexed rate of the ARM loan. That is, a borrower is qualified for an ARM loan by evaluating the borrower's ability to service the loan at an interest rate equal to the maximum annual rate increase added to the current index. ARM loans totaled $22.5 million, or 8.9 percent of the Bank's total loan portfolio at December 31, 1999.

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

         The Company has limited its real estate loan originations to properties within its primary market area since 1988. However, during the five year period through 1988, the Company purchased at par approximately $45 million of one-to-four family residential loans from its wholly owned service corporation subsidiary, First Community Service Corp. (the "Service Corporation"). Of this original $45 million, $6.5 million was still outstanding as of December 31, 1999. The Service Corporation operated loan production offices in Port St. Lucie, Naples, and West Palm Beach, Florida and Louisville, Kentucky. The offices originated primarily one-year ARM loans with 30-year terms, and to a lesser extent, one-year ARM loans with 15-year terms. During this same period, the Company purchased for its portfolio approximately $15.0 million of one-to-four family mortgage loans in several packages from various savings associations and mortgages companies. Of this original $15 million, $2.1 million was still outstanding as of December 31, 1999. The mortgages purchased were predominantly ARM loans with annual rate adjustments. These purchased loans, both from the Service Corporation and from outside sources, accounted for the majority of the Company's variable rate, one-to-four family residential mortgage loans from 1983 through 1988.

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

         Construction Loans. The Company originates loans to finance the construction of owner-occupied residential property. At December 31, 1999, the Company had $9.4 million or 3.7 percent of its total gross loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals for the purpose of constructing a personal residence or to local real estate builders and developers. Construction loans generally are made with either adjustable or fixed-rate terms of up to six months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Company at the end of the construction period or to be terminated upon receipt of permanent financing from another financial institution.

         Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $52.5 million, or 20.9 percent, of the Company's total gross loan portfolio at December 31, 1999. The Company's permanent commercial real estate loans are secured by improved property such as offices, small business facilities, apartment buildings, nursing homes, warehouses and other non-residential buildings, most of which are located in the Company's primary market area and most of which are to be used or occupied by the borrowers. Commercial real estate loans have been offered at adjustable interest rates and at fixed rates with balloon provisions at the end of the term financing. The Company continues to originate commercial real estate loans, commercial real estate construction loans and land loans.

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

         Commercial Business Loans. The Company also originates non-real estate related business loans to local small businesses and professional organizations. Commercial business loans accounted for approximately $79.0 million or 31.4 percent of the Company's loan portfolio as of December 31, 1999. This type of commercial loan has been offered at both variable rates and fixed rates with balloon payments required at maturity.

         The Company has increased its origination of commercial business loans over the last few years. Such loans generally have shorter terms and higher interest rates than mortgage loans. However, commercial business loans also involve a higher level of credit risk because of the type and nature of the collateral.

         Consumer Loans. The principal types of consumer loans offered by the Company are equity lines of credit, auto loans, home improvement loans, and loans secured by deposit accounts. As of December 31, 1999, consumer loans totaled $17.3 million or 6.9 percent of the Company's total loan portfolio. Equity lines of credit are predominately made at rates which adjust periodically and are indexed to the prime rate. Some consumer loans are offered on a fixed-rate basis depending upon the borrower's preference. The Company's equity lines of credit are generally secured by the borrower's principal residence and a personal guarantee. At December 31, 1999, equity lines of credit totaled $7.3 million, or 42.4 percent of consumer loans.

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

         Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan sales staff, real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Processing procedures are affected by the type of loan requested and whether the loan will be funded by the Company or sold into the secondary market.

         Mortgage loans that are sold into the secondary market are submitted, when possible, for Automated Underwriting, which allows for faster approval and an expedited closing. Our responsibility on these loans is the fulfillment of the loan purchaser's requirement. These loans often have reduced underwriting features and may be made without an appraisal or credit report at the option of the purchaser. A review signature is required to signify compliance with the terms of our commitment. Loans that are reviewed in a more traditional manner, which are mostly loans held for the Company's own portfolio, require credit reports, appraisals, and income verification before they are approved or disapproved. These loans must be reviewed by two designated Company officials who then make a decision on whether to extend credit. Loans funded by the Company that exceed GNMA maximum loan values require approval by the President of the subsidiary bank extending the loan. Private mortgage insurance is required on all loans with a ratio of loan to appraised value of greater than 80%. Property insurance and flood certifications are required on all real estate loans.

         Installment loan documentation varies by the type of collateral offered to secure the loan. In general, an application and credit report is required before a loan is submitted for underwriting. The underwriter determines the necessity of any additional documentation, such as income verification or appraisal of collateral. An authorized loan officer approves or disapproves the loan after review of all applicable loan documentation collected during the underwriting process.

         Commercial loans are underwritten by the commercial loan officer who makes the initial contact with the customer applying for credit. The underwriting of these loans are reviewed after the fact for compliance to the Company's general underwriting standards. Loans exceeding the authority of the underwriting loan officer are presented to a loan committee for approval or disapproval.

         Loan Commitments. The Company issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made with specified terms and conditions for periods of up to 60 days, during which time the interest rate is locked-in. If a loan is not scheduled to close immediately after approval, the Company charges a fee for a loan commitment based on a percentage of the loan amount. The loan commitment fee is credited towards the closing costs of the loan if the borrower receives the loan from the Company. If the potential borrower chooses to borrow funds from another institution, the commitment fee is forfeited. At December 31, 1999, the Company had commitments to originate loans of $2.3 million, as well as commitments to fund the undisbursed portion of construction loans in process of $4.0 million and commitments to fund commercial and personal lines of credit of $81.1 million.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Company generally receives loan origination fees. The Financial Accounting Standards Board (FASB) issued SFAS No. 91 in December 1986 that deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS No. 91 are recognized in income immediately upon the sale of the related loan. At December 31, 1999, the Company had $17,000 of outstanding net deferred loan fees and costs.

         In addition to loan origination fees, the Company also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. The Company recognized loan servicing fees on loans sold and late charges of $204,000, $203,000, and $214,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

     Loans to One Borrower. Current Indiana regulations limit loans to one borrower in an amount equal to 15 percent of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10 percent of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, but not real estate). The Company's Indiana subsidiaries had maximum loan to one borrower limits of approximately $3.9 million and $1.0 million at December 31, 1999, for Community Bank and Heritage Bank, respectively. Kentucky law limits loans or other extensions of credit to any borrower to 20% of NCF Bank's paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 1999, the maximum which NCF Bank could lend to any one borrower equaled $1.1 million uncollateralized and $2.0 million if the borrower provided collateral. The Company's subsidiaries are in compliance with the loans-to-one borrower limitations.

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

         Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value, less costs to sell. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value. At December 31, 1999, the Company owns $13,000 in property acquired as the result of foreclosure or by deed in lieu or foreclosure.


         The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated. At December 31, 1999, the Company had no restructured loans within the meaning of SFAS No. 15. It is the Company's policy to generally not accrue interest on loans delinquent more than 90 days.

                                                                         At December 31,
                                                                         ---------------
                                                                         (In thousands)
                                             1999            1998             1997             1996            1995
                                             ----            ----             ----             ----            ----
Loans accounted for on a non- accrual basis:

      Residential mortgage loans                $  24          $  102           $  294          $ 1,557            $ 27
      Commercial real estate                      120             368                -                -               -
      Consumer                                      1               -               22                -               -
                                          ------------    ------------    -------------    -------------   -------------
            Total                              $  145          $  470           $  316          $ 1,557            $ 27
                                          ============    ============    =============    =============   =============

Non-accrual loans as a
  percentage of total gross loans               0.06%           0.23%            0.18%            0.93%           0.02%
                                          ============    ============    =============    =============   =============

Foreclosed real estate (1)                      $  13          $  200           $  724           $  101            $  -
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

                                                                    Year Ended December 31,

                                                                         (In thousands)

                                                             1999            1998             1997
                                                             ----            ----             ----
Gross interest income that would
      have been recorded if all non-accrual
      loans were on a current basis                               $11             $28           $  111
                                                          ============    ============    =============

Gross interest income actually recorded                             $               $            $   -
                                                                    -               -
                                                          ============    ============    =============

         The following table sets forth information with respect to loans which are still accruing interest but are contractually past due 90 days or more at December 31, 1999:

                                                          At December 31, 1999       Number of loans

                                                        -------------------------- --------------------
                                                             (In thousands)

Residential real estate                                                    $  175                    3
Commercial real estate and business                                           130                    1
Consumer loans                                                                 21                    2
                                                        -------------------------- --------------------
      Total                                                                $  326                   62
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

         At December 31, 1999, the Banks had $1.2 million  classified as special
mention  assets,   $365,000  classified  as  substandard  assets,  and  $287,000 classified as impaired assets.

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

                                                                                     At December 31,
                                                                1999           1998           1997            1996          1995

                                                                                     (In thousands)

         Total loans outstanding                            $246,018       $199,575       $170,865         $165,696     $120,086
         Average loans outstanding                           224,119        193,725        169,651          156,895      116,279

         Balance at beginning of period                      $ 1,276        $ 1,014         $  816           $  700       $  541

         Adjustment to conform pooled
         affiliate's fiscal year end                               -              8            ---      ---

         Provisions

             Residential                                         100             88             86               68            6
             Commercial                                          508            242            132               17           15
             Consumer                                             46             24              8               43           37
                                                     ----------------  -------------  -------------------------------------------
                                                                 654            354            226              128           58
                                                     ----------------  -------------  -------------------------------------------

         Charge-offs

             Residential                                        (24)           (32)           (11)                4            -
             Commercial                                        (136)           (52)           (10)                -            -
             Consumer                                           (31)           (20)           (13)             (16)            -
                                                     ----------------  -------------  -------------------------------------------
                                                               (191)          (104)           (34)             (12)            -
                                                     ----------------  -------------  -------------------------------------------

         Recoveries

             Residential                                           -              1              -                -            1
             Commercial                                            -              3              -                -            -
             Consumer                                              2              -              6                -            -
                                                     ----------------  -------------  -------------  --------------- -------------
                                                                   2              4              6                -            1
                                                     ----------------  -------------  -------------  --------------- -------------

             Balance at end of period                        $ 1,741        $ 1,276        $ 1,014           $  816       $  600
                                                     ================  =============  =============   ============== ============

         Allowance for loans losses as a percent
             of total loans outstanding                         .69%           .64%           .59%             .49%         .50%
         Net loans charged off as a percent
             of average loans outstanding                       .08%           .05%           .02%             .01%          --%
                                                     ============================================================================

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

                                                                      At December 31,
                     ---------------------------------------------------------------------------------------------------------------
                           1999                  1998                   1997                   1996                      1995
                           ----                  ----                   ----                   ----                      ----
                                                                    (Dollars in Thousands)

                            Percent of            Percent of              Percent of              Percent of             Percent of
                             Loans in              Loans in                Loans in                Loans in               Loans in
                            Category to           Category to             Category to             Category to            Category to
                    Amount  Total Loans   Amount  Total Loans     Amount  Total Loans    Amount   Total Loans    Amount  Total Loans
                    ------  -----------   ------  -----------     ------  -----------    ------   -----------    ------  -----------
Residential loans  $  501     28.8%      $  425      51.9%       $  360      64.2%       $ 358       43.9%       $ 60        10.0%
Commercial loans    1,126     64.7%         754      41.2%          561      29.0%         393       48.2%        150        25.0%
Consumer loans        114      6.5%          97       6.9%           93       6.8%          65        8.0%        390        65.0%
                 ----------------------  --------------------  ----------------------  ----------------------  ---------------------
          Total   $ 1,741    100.0%      $1,276     100.0%      $ 1,014     100.0%       $ 816      100.0%      $ 600       100.0%
                 ======================  ====================  ======================  ======================  =====================

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

         Each subsidiary banks' investment securities portfolio is managed by the president of each bank in accordance with a comprehensive investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Board of Directors on an annual basis. The management of the investment securities portfolio is set in accordance with strategies developed by the Company's Asset and Liability Committee. The Company's investment securities currently consist primarily of U.S. government and agency securities.

Liquidity levels may be increased or decreased depending upon management's projections as to the short term demand for funds to be used in each banks' loan origination and other activities upon the yields on available investment alternatives and its expectation of yields that will be available in the future, as well as.

Securities Analysis

              The following table sets forth the securities portfolio as of December 31 for the years indicated.

                                                          1999                         1998                         1997
                                             ----------------------------  ---------------------------   ---------------------------

                                                                Weighted                      Weighted                      Weighted
                                               Fair   Amortized  Average     Fair   Amortized  Average     Fair   Amortized  Average
                                               Value    Cost      Yield      Value    Cost      Yield      Value    Cost      Yield
                                               -----    ----      -----      -----    ----      -----      -----    ----      -----
Securities Held to Maturity (1)
  Debt securities:

   Federal Agency:
    Due in one year or less                     $994   $1,000     5.00%       $994   $1,000     2.95%     $6,434   $6,500    5.35%
    Due after one year through five years     $3,833   $4,000     6.00%     $2,979   $3,000     5.57%     $7,500   $7,500    6.16%
    Due after five years through ten years   $37,677  $40,170     6.44%    $39,151  $39,174     6.49%    $38,060  $39,174    7.05%
    Due after ten years                      $19,212  $21,085     6.78%    $16,006  $16,085     6.61%    $11,942  $12,000    7.39%

   Municipal:
    Due in one year or less                      $ -      $ -     0.00%        $ -      $ -     0.00%        $ -      $ -    0.00%
    Due after one year through five years       $622     $630     4.45%       $640     $633     4.05%       $635     $635    4.05%
    Due after five years through ten years       $ -      $ -     0.00%        $ -      $ -     0.00%        $ -      $ -    0.00%
    Due after ten years                       $3,558   $3,626     5.50%     $2,806   $2,696     5.59%     $2,104   $2,013    5.59%

   Corporate                                    $953   $1,010     7.20%
   Mortgage backed securities (3)            $25,056  $26,388     6.46%    $29,197  $29,194     6.31%    $23,717  $23,519    6.53%
                                             ----------------              ----------------              ----------------
    Total securities held to maturity        $91,905  $97,909     6.45%    $91,773  $91,782     6.34%    $90,392  $90,173    6.71%
                                             ================              ================              ================

Securities available for sale(2)

   Mortgage backed securities (3)             $4,057   $4,182     6.93%       $666     $666     6.38%       $883     $883    6.40%
   Municipal (All due after ten yrs)          $2,371   $2,630     5.00%        $ -      $ -                  $ -      $ -    0.00%
   Common stock                                  $ -      $ -     0.00%       $250     $250      N/A         $ -      $ -    0.00%
                                             ----------------              ----------------              ----------------
    Total securities available for sale       $6,428   $6,812     6.19%       $916     $916     6.38%       $883     $883    6.40%

Restricted equity securities

  FHLB stock                                  $7,362   $7,362     8.00%     $3,346   $3,346     8.00%     $1,575   $1,575    8.00%

(1) Securities held to maturity are carried at amortized cost.
(2) Securities available for sale are carried at fair value.
(3) The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

Sources of Funds

     General. The major source of funds for the Company is dividends from its subsidiary Banks, which are limited by FDIC regulations. See "Limitations of Capital Distributions." The following discusses the sources of funds for the Banks. Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, the Banks derive funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, continuing operations. Advances from the FHLB of Indianapolis are an additional source of funding for Community Bank and Heritage Bank, while the FHLB of Cincinnati is utilized for advances for NCF Bank. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer-term basis for general business purposes.

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

Jumbo certificates of deposit with principal amounts of $100,000 or more constituted $27.2 million, or 12.0 percent of the Company's total deposit portfolio at December 31, 1999. Jumbo deposits include deposits from various business entities, individuals and local governments and authorities. Jumbo deposits make the Banks susceptible to large deposit withdrawals if one or more depositors withdraw deposits. Such withdrawals may adversely impact the Banks' cost of funds, liquidity and funds available for lending. However, as part of the Banks' asset/liability management strategy, each entity and the Company as a whole attempts to reduce this risk by matching the maturities of its jumbo deposits with the maturities or repricing intervals of a similar amount of assets such as investment securities or mortgage-backed securities.

The table below presents the average balance, interest expense, and average rate paid by period for each major deposit category.

                                                         Year Ended December 31,
                                    ------------------------------------------------------------------
                                             1999                   1998                 1997
                                    ---------------------   -------------------  ---------------------
                                                 Average               Average                Average
                                      Average     Yield/      Average   Yield/     Average     Yield/
                                      Balance     Cost        Balance    Cost      Balance      Cost
                                    ---------------------   -------------------  ---------------------
                                                       (Dollars in Thousands)
     Deposits:
          Demand deposits               52,355     2.48%       37,843    2.31%      34,798       2.65%
          Savings                       40,940     3.48        36,616    3.21       33,899       3.33
          Time                         125,988     5.22       129,407    5.62      137,449       5.52
                                    -----------            -----------           ----------
     Total deposits                    219,283     4.24       203,866    4.58      206,146       4.68
                                    =====================  ===================   =====================

         Time Deposits.  The following table indicates the amount of jumbo certificates of deposits (i.e.
$100,000 or greater balance) by time remaining until maturity as of December 31, 1999.

                                                                                 Certificates
                   Maturity Period                                               of Deposits
                   ---------------                                               -----------
                                                                                (in thousands)

             Three months or less                                                      $ 8,502
             Three through six months                                                    4,926
             Six through twelve months                                                   7,597
             Over twelve months                                                          6,135
                                                                                 --------------
                Total                                                                  $27,160
                                                                                 ==============

         In the unlikely event of liquidation of either of the Banks, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company as sole stockholder of the Banks.

         Borrowings. Deposits are the primary source of funds of the Banks' lending and investment activities and for its general business purposes. The Banks, if the need arises, may rely upon advances from the Federal Home Loan Banks (FHLB) of Indianapolis and Cincinnati as well as the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by a blanket collateral pledge of the unpaid principal balance of permanent 1-4 family residential mortgage loans, the outstanding balance of U.S. Government and Agency securities (including FHLMC, FNMA, and GNMA mortgage-backed securities), and the outstanding balance of securities representing a whole interest in 1-4 family residential mortgage loans. At December 31, 1999, the Banks had $86.3 million in advances outstanding from the FHLB's of Indianapolis and Cincinnati. Of the $86.3 million in advances outstanding, $58.5 million were putable advances whereby the Federal Home Loan Bank will automatically convert the fixed rate advance to a variable rate should the market interest rate exceed a predetermined strike rate.

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

         Short-term Borrowings. The Banks also obtain funds through the offering of retail repurchase agreements. Retail repurchase agreements represent overnight borrowings from deposit customers secured by debt securities under the control of the Banks. As of December 31, 1999, the Banks had $28.2 million of retail repurchase agreements outstanding. In the event of a need for funds in an overnight capacity, Community Bank maintains a $2.5 million line of credit and Heritage maintains a $500,000 line of credit with the FHLB of Indianapolis.


         The following table sets forth certain information regarding borrowings by the Company at the end of and during the periods indicated:

                                                                             At December 31,
                                                                             ---------------
                                                                      1999         1998        1997
                                                                      ----         ----        ----
                                                                          (Dollars in thousands)
         Weighted average rate paid on:

             FHLB advances                                               5.54%        5.11%       5.76%
             Retail repurchase agreements                                4.79%        4.10%       4.77%

         Amount of retail repurchase agreements                        $28,182      $19,499     $12,142

                                                                          During the Year Ended

                                                                               December 31,
                                                                               ------------
                                                                      1999         1998        1997
                                                                      ----         ----        ----
                                                                          (Dollars in thousands)
         Weighted average rate paid on:

             Retail repurchase agreements                                4.25%        4.59%       4.83%

         Maximum amount of borrowings outstanding
         at any month end:
             FHLB Advances                                             $87,750      $56,000     $29,500
             Retail repurchase agreements                              $30,488      $19,499     $13,913

         Approximate average short-term borrowings outstanding with respect to:

             FHLB Advances(1)                                          $70,841      $41,208     $12,625
             Retail repurchase agreements                              $21,907      $14,902     $12,141

         (1)  Average balances are derived from month-end balances.

Personnel

         As of December 31, 1999, the Company had 124 full-time employees. Community employed 47 full-time and 4 part-time employees as of December 31, 1999. Heritage employed 17 full-time employees as of December 31, 1999. Finally, NCF Bank employed 13 full-time and 2 part-time employees as of December 31, 1999. None of these entity's employees are represented by a collective bargaining group. The Company and three subsidiary Banks believe their respective relationships with their employees to be good.

Regulation and Supervision

         As a bank holding company under the Bank Holding Company (BHC) Act, the Company is registered with and is subject to regulation by the Federal Reserve. Among other things, applicable statutes and regulations require the Company to file annual and other reports with and furnish information to the Federal Reserve, which may make inspections of the Company.

     The BHC Act provides that a bank holding company must obtain the prior approval of the Federal Reserve to acquire more than 5 percent of the voting stock or substantially all the assets of any bank or bank holding company. The Company currently has no formal agreement or commitments about any such transaction. However, the Company evaluates opportunities to invest in or acquire other banks or bank holding companies as they arise and may engage in these transactions in the future. In addition, the Federal Reserve Act restricts the Bank's extension of credit to the Company. The BHC Act also provides that, with certain exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or (ii) own or control more than 5 percent of the voting shares of any company that is not a bank, including any foreign company.

     A bank holding company is permitted, however, to acquire shares of any company, the activities of which the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve's regulations state specific activities that are permissible under that exception. The Company does not currently have any agreements or commitments to engage in any nonbanking activities.

         In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Federal Reserve considers whether any such activity by an affiliate of the holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh any possible adverse effects such as undue consideration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve has cease-and-desist powers over parent holding companies and nonbanking subsidiaries if their actions constitute a serious threat to the safety, soundness, or stability of a subsidiary bank. Federal regulatory agencies also have authority to regulate debt obligations (other than commercial paper) issued by bank holding companies. That authority includes the power to impose interest ceilings and reserve requirements on the debt obligations. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

     A bank holding company may also acquire shares of a company which furnishes or performs services for a bank holding company and acquire shares of the kinds and in the amounts eligible for investment by national banking associations. In addition, under the financial modernization legislation enacted by Congress in November 1999, a bank holding company that meets the eligibility requirements and elects to be a financial holding company may engage in expanded financial activities and acquire companies engaged in those activities, such as securities underwriters and dealers and insurance companies. The Board of Directors of the Company at this time has no plans for these investments or broader financial activities.

     As state chartered commercial banks, Community, Heritage, and NCF Bank are subject to examination, supervision and extensive regulation by the FDIC and their respective Departments of Financial Institutions (DFI). Community and Heritage are members of and own stock in the FHLB of Indianapolis, while NCF Bank is a member of and owns stock in the FHLB of Cincinnati. The FHLB institutions located in Indianapolis and Cincinnati are each one of the twelve regional banks in the Federal Home Loan Bank System. Community, Heritage, and NCF Bank are also subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Banks are subject are intended primarily for the protection of their customers and depositors.


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

         State banks are subject to the same current national bank limits on maximum loans to one borrower. Generally, banks may not lend to a single or related group of borrowers on an unsecured basis an amount in excess of the greater of $500,000 or 15 percent of the bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10 percent of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities, but generally does not include real estate. See "Lending Activities -- Loans to One Borrower" for a discussion of the effect of this requirement on the subsidiary banks.

Federal Regulations

         Section 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 1999 the Bank was in compliance with the above restrictions.

     Safety and Soundness. The FDI Act, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to the internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest-rate-risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies may deem appropriate. The federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.


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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiaries to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets and of Tier I capital to average assets. As of December 31, 1999, the Company met all capital adequacy requirements to which it is subject.


         The following table sets forth the Company's capital position at December 31, 1999, as compared to the minimum capital requirements.

                                                                  Required
                                                                 For Capital

                                        Actual               Adequacy Purposes:           Excess
(Dollars in thousands)            Amount      Ratio          Amount        Ratio          Amount
                                  ------      -----          ------        -----          ------
As of December 31, 1999

Total Capital (to Risk
Weighted Assets):
Consolidated                      $43,335      17.1%         $ 20,330        8.0%         $23,005

Tier I Capital (to Risk
Weighted Assets):
Consolidated                      $41,593      16.4%         $ 10,165        4.0%         $31,428

Tier I Capital (to Average
Assets):
Consolidated                      $41,593      10.7%         $ 15,522        4.0%         $26,071

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

         Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the Improvement Act, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1999, the Company and each of the subsidiary Banks was deemed well-capitalized for purposes of the above regulations.

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

         As members of the FHLB Banking system, Community, Heritage, and NCF Bank are required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1999, $5.9 million, $857,000, and $635,000 of FHLB stock were outstanding for Community, Heritage, and NCF Bank, respectively, which was in compliance with this requirement. In past years, Community, Heritage, and NCF Bank have received dividends on its FHLB stock.

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

         Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 1999, the Company had $86.3 million in advances from the FHLB.

     The financial modernization legislation enacted by Congress in November 1999 contained provisions to modernize the FHLB System which, among other things, modify the financial assistance obligations of the FHLBs and will require FHLBs to adopt capital structure plans that will set out the minimum investment required by each member.

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

         Insurance of Accounts. Each Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation). Deposits of Community and NCF Bank are insured by the Savings Association Insurance Fund (SAIF), while Heritage's deposits are insured by the Bank Insurance Fund (BIF). This insurance is backed by the full faith and credit of the United States Government. The SAIF and the BIF are both administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk-related premium system. Each insured institution is assigned to one of three capital groups, well capitalized, adequately capitalized or under capitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution's primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the nine risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well capitalized, subgroup "A" category institutions are assessed the lowest insurance rate, while institutions assigned to the under capitalized subgroup "C" category are assessed the highest insurance rate. As of December 31, 1999 the subsidiary banks were assigned to the well-capitalized, subgroup "A" category. During 1999, Community Bank paid an annual insurance rate of 2.1 cents per $100 of deposits, Heritage Bank paid an annual insurance rate of 1.20 cents per $100 of deposits, while NCF Bank paid an annual insurance rate of $2.1 cents per $100 of deposits.

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

         The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 1999, no reserves were required to be maintained on the first $5.0 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.3 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

ITEM 2.  PROPERTIES

         The Company conducts its business through the main office located in New Albany, Indiana, and eight branch offices of its subsidiaries Community Bank and Heritage Bank located in Clark and Floyd Counties, Indiana, and two branch offices of its NCF Bank subsidiary in Nelson County, Kentucky. The following table sets forth certain information concerning the main offices and each branch office at December 31, 1999. The aggregate net book value of premises and equipment was $9.8 million at December 31, 1999.

                                                                               Owned or Leased

Location                                                        Year Opened

Community Bank of Southern Indiana:

101 West Spring St. - Main Branch                                   1999            Owned
New Albany, IN  47150

202 East Spring St. - Drive Thru for Main Branch                    1937            Owned
New Albany, IN  47150

2626 Charlestown Road                                               1995            Owned
New Albany, IN  47150

480 New Albany Plaza                                                1974           Leased
New Albany, IN 47130

901 East Highway 131                                                1981            Owned
Clarksville, IN  47130

701 Highlander Point Drive                                          1990            Owned
Floyds Knobs, IN  47119

102 Heritage Square                                                 1992            Owned
Sellersburg, IN  47172

Community Bank Shares of Indiana, Inc.:

201 W. Court Ave.                                                   1996            Owned
Jeffersonville, IN  47130

Heritage Bank of Southern Indiana:

5112 Highway 62                                                     1997            Owned
Jeffersonville, IN  47130

NCF Bank and Trust:

 106A West John Rowan Blvd.                                         1997            Owned
Bardstown, KY 40004

119 East Stephen Foster Ave.                                        1972            Owned
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     See page 23 of the 2000 Annual Report to Stockholders incorporated herein as Exhibit 13, which is incorporated herein by reference to information under the heading "Market Price of Community Bank Shares of Indiana, Inc. and Related Shareholder Matters."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     See pages 9, 10 and 15 of the 2000 Annual Report to Stockholders incorporated herein as Exhibit 13, which are incorporated herein by reference to information under the headings "Financial Condition Data," "Key Operating Ratios," and "Summary of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See pages 8 - 23 of the 2000 Annual Report to Stockholders incorporated herein as Exhibit 13, which are incorporated herein by reference to information under the heading "Management's Discussion and Analysis."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See pages 20 -23 of the 2000 Annual Report to Stockholders incorporated herein as Exhibit 13, which are incorporated herein by reference to information under the heading "Market Risk Analysis."

ITEM 8.  FINANCIAL STATEMENTS

     See pages 26 - 54 of the 2000 Annual Report to Stockholders incorporated herein as Exhibit 13, which are incorporated herein by reference to information under the heading "AUDITOR'S REPORT."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     Information concerning Directors and executive officers of the Registrant and reporting under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference to the information under the headings "Executive Compensation",
"Compensation of Directors", "Defined Benefit Pension Plans", "Defined Contribution 401(k) Plan", "Employee Stock Ownership Plan", "Stock Incentive Plan", "Employment Agreement" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information concerning security ownership of certain owners and management is incorporated herein by reference to the information under the heading
"Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning relationships and transactions is incorporated herein by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation" and "Indebtedness of Management" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

      (a)(1)  Financial Statements

    The following information appearing in the Registrant's Annual Report to Stockholders for the year ended December 31, 1999, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                                                 Page in Annual

Annual Report Section                                                                                Report

Selected Financial Data                                                                             9, 10, 15

Management's Discussion and Analysis
of Financial Condition and Results

of Operations                                                                                        8 - 23

Independent Auditor's Report                                                                           26

Consolidated Balance Sheets as of December 31, 1999 and 1998                                           27

Consolidated Statement of Stockholders' Equity

for the years ended December 31, 1999, 1998 and 1997                                                   28

Consolidated Statements of Income for the years ended
December 31, 1999, 1998, and 1997                                                                      29

Consolidated Statements of Cash Flows for the years ended
December 31,1999, 1998, and 1997                                                                       30

Notes to Consolidated Financial
Statements                                                                                           31 - 54

    (a)(2)  Financial Statement Schedules

    All financial statement schedules have been omitted as the required information is inapplicable or the required information has been included in the Consolidated Financial Statements or notes thereto.

 (a) (3)               Exhibits

Exhibit Number        Document

                3.1   Articles of Incorporation   (1)

                3.2   Bylaws  (1)

                4.0   Common Stock Certificate  (1)

               10.1   Employment Agreement with Dale L. Orem *

               10.2   Retirement Agreement with Robert E. Yates *

               10.3   Employment Agreement with Michael L. Douglas * (2)

               10.4   Community Bank Shares of Indiana, Inc.
                      1997 Stock Incentive Plan * (3)

               10.5   Community Bank Shares of Indiana, Inc.
                      Dividend Reinvestment Plan (4)

               13.0   Form of Annual Report to Security Holders

               21.0   Subsidiaries of Registrant

               23.0   Consent of Monroe Shine & Co., Inc.

               27.0   Financial Data Schedule

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.

(1) Incorporated herein by reference to Registration Statement on Form S-1 filed December 9, 1994, (File No. 33-87228).

(2) Incorporated by reference to the Annual Report of Form 10-K filed March 30, 1999.

(3) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration statement No. 333- 60089.

(4) Incorporated by reference from the exhibits filed with the Registration statement on Form S-3, and any amendments thereto, Registration Statement No. 333-40211.

    (b) Reports on Form 8-K: A Report on Form 8-K was filed on November 9, 1999 announcing the resignation of the Company's Chief Financial Officer, James M. Stutsman. No other Forms 8-K were filed during the quarter ended December 31, 1999.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMMUNITY BANK SHARES OF INDIANA, INC.

Date: March 30, 2000                By:     \s\ Michael L. Douglas
                                            ----------------------
                                            MICHAEL DOUGLAS
                                            President, Chief Executive
                                            Officer and Director

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      \s\ C. Thomas Young               By:     \s\ Timothy T. Shea
         --------------------                      -------------------
         C. THOMAS YOUNG,                          TIMOTHY T. SHEA,
         Chairman of the Board                     Vice Chairman of the Board
         of Directors                              of Directors
         Date: March 30,2000                       Date: March 30,2000

By:      \s\ Robert J. Koetter, Sr.        By:     \s\ Steven Stemler
         --------------------------                ------------------
         ROBERT J. KOETTER, SR.,                   STEVEN STEMLER,
         Director                                  Director

         Date: March 30,2000                       Date: March 30,2000

By:      \s\ Gary L. Libs                  By:     \s\ Dale L. Orem
         -------------------                       ----------------
         GARY L. LIBS,                             DALE L. OREM,
         Director                                  Director

         Date: March 30,2000                       Date: March 30,2000

By:      \s\ James W. Robinson             By:     \s\ Paul A. Chrisco
         ---------------------                     -------------------
         JAMES W. ROBINSON,                        PAUL A. CHRISCO,
         Director                                  Vice President,
                                                   Principal financial officer
                                                   and Chief Accounting Officer

         Date: March 30,2000                       Date: March 30,2000

By:      \s\ Gordon L. Huncilman
         -----------------------
         GORDON L. HUNCILMAN,
         Director


         Date: March 30,2000

By:      \s\ Kerry M. Stemler
         --------------------
         KERRY M. STEMLER,
         Director
         Date: March 30,2000

By:      \s\ Michael L. Douglas

         MICHAEL L. DOUGLAS,
         President, Chief Executive
         Officer and Director
         Date: March 30,2000

Exhibit Number        Document

                3.1   Articles of Incorporation   (1)

                3.2   Bylaws  (1)

                4.0   Common Stock Certificate  (1)

               10.1   Employment Agreement with Dale L. Orem *

               10.2   Retirement Agreement with Robert E. Yates *

               10.3   Employment Agreement with Michael L. Douglas * (2)

               10.4   Community Bank Shares of Indiana, Inc.
                      1997 Stock Incentive Plan * (3)

               10.5   Community Bank Shares of Indiana, Inc.
                      Dividend Reinvestment Plan (4)

               13.0   Form of Annual Report to Security Holders

               21.0   Subsidiaries of Registrant

               23.0   Consent of Monroe Shine & Co., Inc.

               27.0   Financial Data Schedule

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.

(1) Incorporated herein by reference to Registration Statement on Form S-1 filed December 9, 1994, (File No. 33-87228).

(2) Incorporated by reference to the Annual Report of Form 10-K filed March 30, 1999.

(3) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration statement No. 333- 60089.

(4) Incorporated by reference from the exhibits filed with the Registration statement on Form S-3, and any amendments thereto, Registration Statement No. 333-40211.