Form 10-Q
period 2000-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2000-05-15
CIK 933590

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

               (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000
                                 --------------

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________________to__________________

                           Commission File No. 0-25766

                     Community Bank Shares of Indiana, Inc.

             (Exact name of registrant as specified in its charter)

     Indiana                                            35-1938254
     -------                                            ----------
    (State or other jurisdiction of                     I.R.S. Employer
     incorporation or organization)                     Identification Number)

                 101 W. Spring Street, New Albany, Indiana 47150

               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 1-812-944-2224
                                 --------------

                                 Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


         APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,617,807 shares of common stock were outstanding as of April 30, 2000.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

Part I            Financial Information                                                               Page

                    Item 1.  Consolidated Financial Statements

                      Consolidated Balance Sheets as of March 31, 2000 (unaudited)
                         and December 31, 1999                                                          3

                      Consolidated Statements of Income for the three months
                         ended March 31, 2000 and 1999 (unaudited)                                      4

                      Consolidated Statements of Cash Flows for the three months
                          ended March 31, 2000 and 1999 (unaudited)                                     5


                      Notes to consolidated financial statements (unaudited)                          6-8


                    Item 2.  Management's Discussion and Analysis of Financial


                      Condition and Results of Operations                                            9-13



Part II           Other Information 14





Signatures                                                                                            16

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,               December 31,
                                                                                   2000                      1999
                                                                                   ----                      ----
                                                                               (Unaudited)                    *
ASSETS                                                                                     (In thousands)
Cash and due from banks                                                          $   8,397               $   7,248
Interest bearing deposits with banks                                                 3,578                   5,767
Securities available for sale, at fair value                                         6,430                   6,428
Securities-held to maturity:
  Mortgage-backed securities                                                        25,037                  26,388
  Other debt securities                                                             71,494                  71,521
Loans receivable, net                                                              260,747                 246,018
Federal Home Loan Bank stock, at cost                                                7,513                   7,362
Foreclosed real estate                                                                   -                      13
Premises and equipment                                                               9,626                   9,754
Accrued interest receivable                                                          2,790                   2,795
Other assets                                                                           491                   1,149
                                                                        -------------------------------------------
    Total Assets                                                                 $ 396,103               $ 384,443
                                                                        ===========================================

LIABILITIES
Deposits                                                                         $ 231,398               $ 226,473
Borrowed funds                                                                     120,543                 114,432
Accrued interest payable                                                               116                      91
Accrued expenses and other liabilities                                               2,273                   1,817
                                                                        -------------------------------------------
    Total Liabilities                                                              354,330                 342,813
                                                                        -------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock without par value
  Authorized 5,000,000 shares; none issued                                               -                       -
Common stock of $.10 par value per share
  Authorized 10,000,000 shares; issued 2,728,298 shares                                273                     273
Additional paid-in capital                                                          19,477                  19,472
Retained earnings-substantially restricted                                          24,240                  23,859
Unearned ESOP and stock compensation                                                  (313)                   (339)
Accumulated other comprehensive income-net
  unrealized gain on securities available for sale                                    (185)                   (232)
Less treasury stock, at cost - 102,891 shares (80,391
  shares at December 31, 1999)                                                      (1,719)                 (1,403)
                                                                        -------------------------------------------
    Total Stockholders' Equity                                                      41,773                  41,630
                                                                        -------------------------------------------
    Total Liabilities and Stockholders' Equity                                   $ 396,103               $ 384,443
                                                                        ===========================================

*  Derived  from  audited  financial   statements  See  accompanying   notes  to
consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  2000                     1999
                                                                                  ----                     ----
INTEREST INCOME                                                               (In thousands, except per share data)
  Loans receivable, including fees                                            $     5,272              $     4,314
  Securities:
    Mortgage-backed securities                                                        484                      431
    Other debt securities                                                           1,187                    1,053
  Federal Home Loan Bank dividends                                                    145                       65
  Interest bearing deposits with banks                                                 55                      141
                                                                  -------------------------------------------------
       Total interest income                                                        7,143                    6,004

INTEREST EXPENSE
  Deposits                                                                          2,372                    2,223
  Borrowed funds                                                                    1,658                      965
                                                                  -------------------------------------------------
       Total interest expense                                                       4,030                    3,188

       Net interest income                                                          3,113                    2,816
  Provision for loan losses                                                           181                      136
                                                                  -------------------------------------------------
       Net interest income after provision for
         loan losses                                                                2,932                    2,680

NON-INTEREST INCOME
  Service charges on deposit accounts                                                 126                      116
  Commission income                                                                   160                      126
  Gain on sale of loans                                                                34                      110
  Gain on sale of premises and equipment                                               86                        -
  Other income                                                                         16                       19
                                                                  -------------------------------------------------
        Total non-interest income                                                     422                      371
                                                                  -------------------------------------------------
NON-INTEREST EXPENSE
  Compensation and benefits                                                         1,225                    1,030
  Occupancy and equipment                                                             305                      143
  Deposit insurance premiums                                                           11                       27
  Data processing service                                                             182                      140
  Other operating expenses                                                            420                      318
                                                                  -------------------------------------------------
       Total non-interest expense                                                   2,143                    1,658
                                                                  -------------------------------------------------

       Income before income taxes                                                   1,211                    1,393
       Income tax expense                                                             483                      531
                                                                  -------------------------------------------------
       Net Income                                                                     728                      862

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Unrealized gain (loss) on securities:
  Unrealized holding gains (losses) arising during the
period                                                                                 47                       (1)

     Less:  reclassification adjustment                                                 -                        -
                                                                  -------------------------------------------------
       Other comprehensive income (loss)                                               47                       (1)
                                                                  -------------------------------------------------
       Comprehensive Income                                                    $      775               $      861
                                                                  =================================================
       Net income per common share, basic                                      $     0.28               $     0.32
                                                                  =================================================
       Net income per common share, diluted                                    $     0.28               $     0.32
                                                                  =================================================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (Unaudited)


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                                2000          1999
                                                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                              (In thousands)
  Net income                                                                                   $  728        $   862
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of discounts                                         1            (54)
        Provision for loan losses                                                                 181            136
        Proceeds from sales of mortgage loans                                                   3,337          8,759
        Mortgage loans originated for sale                                                     (3,303)        (4,379)
        Net gain on sale of mortgage loans                                                        (34)          (110)
        Net gain on sale of foreclosed real estate                                                 (3)             -
        Depreciation expense                                                                      159             54
        Gain on sale of premises and equipment                                                    (86)             -
        ESOP and stock compensation plan expense                                                   32             25
        Federal Home Loan Bank stock dividends                                                    (11)            (8)
        (Increase) decrease in accrued interest receivable                                          5           (313)
        Increase in accrued interest payable                                                       25             49
        Net change in other assets/liabilities                                                  1,112            886
                                                                                         ----------------------------
          Net Cash Provided By Operating Activities                                             2,143          5,907
                                                                                         ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net decrease in interest bearing deposits with banks                                    2,189          2,820
        Proceeds from maturities of securities held to maturity                                    25         11,529
        Purchase of securities held to maturity                                                     -        (24,427)
        Principal collected on securities available for sale                                       75             41
        Principal collected on securities held to maturity                                      1,352          4,254
        Loan originations and principal payments on loans, net                                (14,610)       (10,732)
        Purchase of Federal Home Loan Bank stock                                                 (140)           (58)
        Proceeds from sale of foreclosed real estate                                               16              -
        Proceeds from sale of premises and equipment                                               50              -
        Acquisition of premises and equipment                                                    (295)          (367)
                                                                                         ----------------------------
          Net Cash Provided (Used) By  Investing Activities                                   (11,338)       (16,940)
                                                                                         ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase (decrease) in deposits                                                     4,925         (4,445)
        Net increase (decrease) in retail repurchase agreements                                (1,889)         4,472
        Repayment of advances from Federal Home Loan Bank                                     (16,500)             -
        Advances from Federal Home Loan Bank                                                   24,500          2,000
        Purchase of treasury stock                                                               (316)             -
        Dividends paid                                                                           (376)          (327)
                                                                                         ----------------------------
          Net Cash Provided (Used) By Financing Activities                                     10,344          1,700
                                                                                         ----------------------------
Net Increase (Decrease) in Cash and Due From Banks                                              1,149         (9,333)
Cash and due from banks at beginning of period                                                  7,248         14,051
                                                                                         ----------------------------
Cash and Due From Banks at End of Period                                                      $ 8,397       $  4,718
                                                                                         ============================

See accompanying notes to consolidated financial statements.

              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Presentation of Interim Information

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

         In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

         The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual audited consolidated financial statements.

         The  consolidated  financial  statements  include  the  accounts of the
         Company  and  the  Bank.   All  material   intercompany   balances  and
         transactions have been eliminated in consolidation.

2.       Supplemental Disclosures of Cash Flow Information

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       2000                 1999
                                                                                       ----                 ----
                                                                                            (In Thousands)
             Cash payments for:
               Interest                                                              $ 4,006              $ 3,139
               Taxes                                                                      93                   91

             Noncash investing activities:
               Proceeds from sales of foreclosed real estate
                      financed through loans                                               -                  200
               Proceeds from sales of premises and equipment
                      financed through loans                                             300                    -

              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (Unaudited)

3.       Comprehensive Income

         In 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." This Statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated income tax amounts for the three months ended March 31, 2000 and 1999:

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                             2000              1999
                                                                                             ----              ----
                                                                                                  (In thousands)
             Unrealized gains on securities:
                 Unrealized holding gains
                   (losses)
                   arising during the period                                          $       77          $     (1)
                 Income tax expense (benefit)                                                 30                (-)
                                                                                -----------------------------------
                     Net of tax amount                                                        47                (1)
                                                                                -----------------------------------
                 Less:  reclassification
                   adjustment for (gains)
                   losses included in net
                   income                                                                      -                 -
                 Income tax expense (benefit)                                                  -                 -
                                                                                -----------------------------------
                                                                                               -                 -
                                                                                -----------------------------------
                     Other comprehensive
                       income (loss)                                                     $     47           $   (1)
                                                                                         ==========================

              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                   (Unaudited)


4.       Supplemental Disclosure for Earnings Per Share

                                                                     Three months ended
                                                                          March 31,
                                                             ------------------------------------
                                                                     2000              1999
                                                                     ----              ----
                                                                     (Dollars in thousands,
                                                                     except per share data)
Basic:
  Earnings:
     Net income                                                       $    728          $    862
                                                             ====================================
   Shares:
      Weighted average common
         shares outstanding                                          2,604,905         2,696,788
                                                             ====================================
     Net income per common share, basic                               $   0.28          $   0.32
                                                             ====================================

Diluted:
  Earnings:                                                           $    728          $    862
                                                             ====================================
  Shares:
    Weighted average common
       shares outstanding                                            2,604,905         2,696,788
     Add:  Dilutive effects of outstanding options                       3,562             3,963
                                                             ------------------------------------
     Weighted average common
        shares outstanding, as adjusted                              2,608,467         2,700,751
                                                             ====================================
Net income per common share, diluted                                  $   0.28          $   0.32
                                                             ====================================

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Safe Harbor Statement for Forward Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Financial Condition

         Total assets increased 3.0% from $384.4 million at December 31, 2000 to $396.1 million at March 31, 2000, primarily as a result of increases in cash and due from banks and loans receivable, net, which was funded primarily by growth in deposits and an increase in advances from the Federal Home Loan Banks (FHLB) of Indianapolis and Cincinnati.

         Loans receivable, net, were $246.0 million at December 31, 1999, compared to $260.7 million at March 31, 2000, a 6.0% increase. This increase is primarily the result of increases in residential mortgage loans of $2.9 million and commercial mortgage and business loans of $2.2 million and consumer loans of $1.7 million.

         Mortgage-backed securities available for sale were substantially unchanged during the period. Mortgage-backed securities held-to-maturity decreased from $26.4 million at December 31, 1999 to $25.0 million at March 31, 2000, as a result of principal repayments.

         Other debt securities held to maturity were substantially unchanged at $71.5 million at December 31, 1999 and March 31, 2000.

         Federal Home Loan Bank stock, at cost, increased by $151,000 as the Company was required to purchase stock to support advances obtained from the Federal Home Loan Bank of Indianapolis.

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

         Cash and interest bearing deposits with banks decreased from $13.0 million at December 31, 1999 to $12.0 million at March 31, 2000 as a result of other, less liquid assets growing more quickly than the Company's funding sources, resulting in decreased liquidity over the period.

         Total deposits increased from $226.5 million at December 31, 1999 to $231.4 million at March 31, 2000. The increase in deposits resulted from growth in both 1) demand and savings deposit accounts, which management attributes primarily to its promotional efforts to attract lower cost accounts, and 2) time deposits, which management attributes primarily to more aggressive pricing within its market areas.

         Total stockholders' equity increased to $41.8 million at March 31, 2000 from $41.6 million at December 31, 1999 primarily as a result of net income of $728,000 and unrealized gains on available for sale securities, net of tax, of $47,000, offset by dividends to shareholders of $353,000 and treasury stock repurchases of $316,000.

Results of Operations

         Net Income. Net income was $728,000 ($.28 per share diluted) for the three months ended March 31, 2000 compared to $862,000 ($.32 per share diluted) for the three months ended March 31, 1999. Net income decreased from 1999 to 2000 primarily because of increased non-interest expenses.

         Net interest income for the three month periods ended March 31, 2000 and 1999. Net interest income increased 10.7% from $2.8 million in 1999 to $3.1 million in 2000 primarily as a result of the increase in interest-earning assets funded by increases in deposits and FHLB advances.

         Total interest income increased $1.1 million, or 18.3%, to $7.1 million for the three months ended March 31, 2000 compared to $6.0 million in the prior year as a result of 1) an increase in interest-earning assets and 2) an increase in the overall yield on interest-earning assets attributable to a general rise in market interest rates. The average yield on interest-earning assets increased from 7.49% in 1999 to 7.71% in 2000 due to the rise in market interest rates. Interest on loans receivable increased $958,000 and interest on other debt securities increased $134,000 as a result of an increase in the average balances associated with these assets.

         Total interest expense increased $842,000, or 26.4%, to $4.0 million for the three months ended March 31, 2000 compared to $3.2 million for the three months ended March 31, 1999 as a result of the growth in deposits and an increase in average borrowings from the Federal Home Loan Bank of Indianapolis. The average cost of funds increased from 4.51% in 1999 to 4.79% in 2000 due to higher market interest rates.

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

         Provision for loan losses. The provision for loan losses was $181,000 for the three months ending March 31, 2000 compared to $136,000 for the same three month period in 1999. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. The Company made provisions of $181,000 for the three months ended March 31, 2000 to increase the allowance for loan losses to an amount considered reasonable by management based on an evaluation as of March 31, 2000. The allowance was increased due to increases in commercial real estate and commercial business loans, which possess a higher inherent risk of loss than one-to-four family residential mortgage loans. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts. At March 31, 2000, non-performing loans amounted to $298,410.

         Non-interest income. Non-interest income increased 13.7% to $422,000 for the three months ended March 31, 2000 compared to $371,000 for the three months ended March 31, 1999. The increase is attributable primarily to 1) the gain on sale of the Company's former corporate headquarters, 2) an increase in commission income on the sale of investment products such as mutual funds, stocks, bonds, and annuities, and 3) an increase in service charges on deposit accounts resulting from the increase in deposit accounts. These increases were offset by a decrease in the gain on sale of mortgage loans as increased market interest rates decreased mortgage loan originations.

         Non-interest expense. Non-interest expense increased by $485,000 for the three months ended March 31, 2000 as compared to the same period in 1999. The increase results primarily from increases in compensation and benefits, occupancy and equipment expenses, and other operating expenses. Compensation and benefits expense increased $195,000 due to additional staff for the commercial loan origination and loan operations areas as the Company continued to focus on its balance sheet restructuring strategy emphasizing the origination of high-quality commercial real estate and business loans. Occupancy and equipment costs increased $162,000 in the first quarter 2000 compared to first quarter 1999 as a result of increased expenses related to the occupation of a new corporate headquarters building in June 1999. Other operating expenses increased $102,000 in the current period primarily related to a large one-time charitable contribution made to a local non-profit organization.

         Income tax expense. Income tax expense for the three month period ended March 31, 2000 was $483,000, compared to $531,000 for the same period in 1999. The effective tax rate for 2000 is 39.9% compared to 38.1% for 1999.

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Liquidity and Capital Resources

         The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2000, the Company had cash and interest-bearing deposits with banks of $12.0 million and securities available-for-sale with a fair value of $6.4 million. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB's of Indianapolis and Cincinnati as well as collateral eligible for repurchase agreements.

         The Company's primary investing activity is the origination of commercial real estate and business loans. The Company also invests in residential mortgage and consumer loans, U.S. Government and agency securities and mortgage-backed securities issued by U.S. Government agencies.

         The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

         The subsidiary banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2000, the subsidiary banks were in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios as follows:

                                     Total Capital To             Tier 1 Capital To             Tier 1 Capital
                                   Risk-weighted Assets         Risk-weighted Assets           To Average Assets
                                ---------------------------- ---------------------------- ----------------------------
Community Bank                             16.0%                        15.4%                         9.8%
Heritage Bank                              14.0%                        13.1%                         8.9%
NCF Bank                                   22.4%                        21.4%                        13.9%

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Year 2000 Issues

         The  year  2000  issue  arose   because  many   computer   systems  and
applications used two-digit date fields to designate a year. Date-sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. As a user of computers, computer software and equipment utilizing embedded microprocessors, failure to resolve year 2000 issues could cause substantial disruption of the Company's business and could have a material adverse effect on the Company's business, financial condition, or results of operations.

         The Company established a year 2000 committee in 1997. The committee developed and implemented a comprehensive plan to make all information and non-information technology assets year 2000 compliant.

         While there can be no assurances that the Company's year 2000 plan has effectively addressed the year 2000 issue, the Company has not been notified, and is unaware of, any vendor or service provider problems related to year 2000 and all systems have performed properly since January 1, 2000. Likewise, the Company is unaware of any year 2000 issues that have impaired the ability of the Company's borrowers to repay their debt.

                                 PART I - ITEM 3
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Company would decrease by 18.43 percent over one year. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 19.00 percent over one year. These estimated changes in net interest income are within the policy guidelines established by the Company's board of directors.

                                     PART II
                                OTHER INFORMATION
                     COMMUNITY BANK SHARES OF INDIANA, INC.

Item 1.        Legal Proceedings

               The   Company   is  not  a  party  to  any   legal   proceedings.
               Periodically,   there  have  been  various  claims  and  lawsuits
               involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse affect on its financial condition or operations.

Item 2.        Changes in Securities and Use of Proceeds

               Not applicable.

Item 3.        Defaults upon Senior Securities

               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.        Other Information

               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibit

               27          Financial Data Schedule

(b)            Reports on Form 8-K

               The Company filed a report on Form 8-K on March 30, 2000 announcing that the Company's Board of Directors authorized the repurchase of up to $4,000,000 of the Company's outstanding common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                         (Registrant)



  Dated  May 15, 2000                    BY:   /s/ Michael L. Douglas
  ----------------------------                -------------------------
                                               Michael L. Douglas
                                               President, CEO, and Director

 Dated  May 15, 2000                     BY:   /s/ Paul A. Chrisco
 ----------------------------                 ----------------------
                                               Paul A. Chrisco
                                               Vice President and
                                               Chief Accounting Officer