Form 10-Q
period 2000-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2000-08-14
CIK 933590

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

               (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                  -------------

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from_____________to____________

                           Commission File No. 0-25766

                     Community Bank Shares of Indiana, Inc.

             (Exact name of registrant as specified in its charter)

                          Indiana                          35-1938254
                          -------                          ----------
              (State or other jurisdiction of            I.R.S. Employer
              incorporation or organization)          Identification Number)

         101 W. Spring Street, New Albany, Indiana           47150
         -----------------------------------------           -----
         (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code 1-812-944-2224
                                                           --------------

                                 Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report
--------------------------------------------------------------------------------

         APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,544,307 shares of common stock were outstanding as of July 31, 2000.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                          Page
Part I    Financial Information

          Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheets as of June 30, 2000
                      and December 31, 1999 (unaudited)                     3

                   Consolidated Statements of Income
                      for the three and six months
                      ended June 30, 2000 and 1999 (unaudited)              4

                   Consolidated Statements of Cash Flows
                      for the three and six months
                      ended June 30, 2000 and 1999 (unaudited)              5

                   Notes to consolidated
                      financial statements (unaudited)                    6-8

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   9-15

          Item 2.  Quantitative and Qualitative Disclosures
                   About Market Risk                                       16

Part II   Other Information                                             17-18

Signatures                                                                 19


                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                           June 30,   December 31,
                                                             2000        1999
                                                             ----        ----
ASSETS                                                         (In thousands)
Cash and due from banks ...............................   $   9,706    $   7,248
Interest bearing deposits with banks ..................       5,265        5,767
Securities available for sale, at fair value ..........       6,344        6,428
Securities-held to maturity:
  Mortgage-backed securities ..........................      23,395       26,388
  Other debt securities ...............................      70,493       71,521
Loans receivable, net .................................     271,890      246,018
Federal Home Loan Bank stock, at cost .................       7,528        7,362
Foreclosed real estate ................................        --             13
Premises and equipment ................................      10,019        9,754
Accrued interest receivable ...........................       2,975        2,795
Other assets ..........................................         762        1,149
                                                          ---------    ---------
    Total Assets ......................................   $ 408,377    $ 384,443
                                                          =========    =========
LIABILITIES
Deposits ..............................................   $ 254,497    $ 226,473
Borrowed funds ........................................     110,471      114,432
Accrued interest payable ..............................         144           91
Accrued expenses and other liabilities ................       1,957        1,817
                                                          ---------    ---------
    Total Liabilities .................................     367,069      342,813
                                                          ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock without par value
  Authorized 5,000,000 shares; none issued ............        --           --
Common stock of $.10 par value per share
  Authorized 10,000,000 shares; issued 2,728,298 shares         273          273
Additional paid-in capital ............................      19,483       19,472
Retained earnings-substantially restricted ............      24,660       23,859
Unearned ESOP and stock compensation ..................        (274)        (339)
Accumulated other comprehensive income-net
  unrealized gain on securities available for sale ....        (181)        (232)
Less treasury stock, at cost - 102,891 shares
  (80,391 shares at December 31, 1999) ................      (2,653)      (1,403)
                                                          ---------    ---------
    Total Stockholders' Equity ........................      41,308       41,630
                                                          ---------    ---------
    Total Liabilities and Stockholders' Equity ........   $ 408,377    $ 384,443
                                                          =========    =========

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                             Three Months Ended    Six Months Ended
                                                                   June 30,            June 30,
                                                                   --------            --------
                                                                2000      1999      2000     1999
                                                                ----      ----      ----     ----
INTEREST INCOME                                               (In thousands, except per share data)
  Loans receivable, including fees ........................   $ 5,711   $ 4,526   $10,983   $ 8,856
  Securities:
    Mortgage-backed securities ............................       471       507       955       937
    Other debt securities .................................     1,165     1,117     2,352     2,170
  Federal Home Loan Bank dividends ........................       149        73       294       137
  Interest bearing deposits with banks ....................        86        85       141       227
                                                              -------   -------   -------   -------
       Total interest income ..............................     7,582     6,308    14,725    12,327

INTEREST EXPENSE
  Deposits ................................................     2,784     2,206     5,272     4,429
  Advances from Federal Home Loan Bank and other borrowings     1,675     1,123     3,217     2,088
                                                              -------   -------   -------   -------
       Total interest expense .............................     4,459     3,329     8,489     6,517
       Net interest income ................................     3,123     2,979     6,236     5,810
  Provision for loan losses ...............................       221       156       402       292
                                                              -------   -------   -------   -------
       Net interest income after provision for
         loan losses ......................................     2,902     2,823     5,834     5,518

NON-INTEREST INCOME
  Service charges on deposit accounts .....................       149       115       275       231
  Commission income .......................................       165       135       325       261
  Gain on sale of loans ...................................        44        49        78       158
  Gain on sale of premises and equipment ..................        --        --        86        --
  Other income ............................................        19         5        35        10
                                                              -------   -------   -------   -------
        Total non-interest income .........................       377       304       799       660
                                                              -------   -------   -------   -------
NON-INTEREST EXPENSE
  Compensation and benefits ...............................     1,182     1,137     2,407     2,224
  Occupancy and equipment .................................       305       161       610       304
  Deposit insurance premiums ..............................        11        26        22        53
  Data processing service .................................       185       150       367       290
  Other operating expenses ................................       392       335       812       597
                                                              -------   -------   -------   -------
       Total non-interest expense .........................     2,075     1,809     4,218     3,468
                                                              -------   -------   -------   -------
       Income before income taxes .........................     1,204     1,318     2,415     2,710
  Income tax expense ......................................       440       510       923     1,041
                                                              -------   -------   -------   -------
       Net Income .........................................       764       808     1,492     1,669

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized gain on securities:
  Unrealized holding gains arising during the period ......         4        11        51        10
     Less:  reclassification adjustment ...................        --        --        --        --
                                                              -------   -------   -------   -------
       Other comprehensive income .........................         4        11        51        10
                                                              -------   -------   -------   -------
       Comprehensive Income ...............................   $   768   $   819   $ 1,543   $ 1,679
                                                              =======   =======   =======   =======
       Net income per common share, basic .................   $  0.30   $  0.30   $  0.58   $  0.62
                                                              =======   =======   =======   =======
       Net income per common share, diluted ...............   $  0.30   $  0.30   $  0.58   $  0.62
                                                              =======   =======   =======   =======

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                     2000          1999
                                                                     ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES                                  (In thousands)
  Net income ..................................................   $  1,492    $  1,669
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of discounts ...         13         (40)
        Provision for loan losses .............................        402         292
        Proceeds from sales of mortgage loans .................      7,224      28,973
        Mortgage loans originated for sale ....................     (7,146)    (23,751)
        Net gain on sale of mortgage loans ....................        (78)       (157)
        Net gain on sale of foreclosed real estate ............         (3)       --
        Depreciation expense ..................................        319         112
        Gain on sale of premises and equipment ................        (86)       --
        ESOP and stock compensation plan expense ..............         63         166
        Federal Home Loan Bank stock dividends ................        (26)        (17)
        Increase in accrued interest receivable ...............       (180)       (475)
        Increase in accrued interest payable ..................         53          82
        Net change in other assets/liabilities ................        531         407
                                                                  --------    --------
          Net Cash Provided By Operating Activities ...........      2,578       7,261
                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
        Net decrease in interest bearing deposits with banks ..        502       4,459
        Proceeds from maturities of securities held to maturity      1,025      12,340
        Purchase of securities held to maturity ...............       --       (39,133)
        Principal collected on securities available for sale ..        168          33
        Principal collected on securities held to maturity ....      2,983       6,565
        Loan originations and principal payments on loans, net     (25,974)    (24,071)
        Purchase of Federal Home Loan Bank stock ..............       (140)     (1,116)
        Proceeds from sale of foreclosed real estate ..........         16         200
        Proceeds from sale of premises and equipment ..........         50        --
        Acquisition of premises and equipment .................       (848)       (842)
                                                                  --------    --------
          Net Cash Used By  Investing Activities ..............    (22,218)    (41,565)
                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase (decrease) in deposits ...................     28,024        (904)
        Net increase (decrease) in retail repurchase agreements     (8,211)      6,552
        Repayment of advances from Federal Home Loan Bank .....    (35,650)     (1,500)
        Advances from Federal Home Loan Bank ..................     39,900      28,500
        Purchase of treasury stock ............................     (1,237)       (604)
        Dividends paid ........................................       (728)       (697)
                                                                  --------    --------
          Net Cash Provided By Financing Activities ...........     22,098      31,347
                                                                  --------    --------
Net Increase (Decrease) in Cash and Due From Banks ............      2,458      (2,957)
Cash and due from banks at beginning of period ................      7,248      14,051
                                                                  --------    --------
Cash and Due From Banks at End of Period ......................   $  9,706    $ 11,094
                                                                  ========    ========

See accompanying notes to consolidated financial statements.

              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Presentation of Interim Information

         Community Bank Shares of Indiana, Inc. (the Company) was formally established on April 7, 1995. Community Bank Shares of Indiana, Inc. (the Company) is a multi-bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiaries (the Banks) are Community Bank of Southern Indiana (Community), Heritage Bank of Southern Indiana (Heritage), and NCF Bank and Trust Company (NCF Bank). Community, Heritage, and NCF Bank are state-chartered stock commercial banks headquartered in New Albany, Indiana, Jeffersonville, Indiana, and Bardstown, Kentucky, respectively.

         In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

         The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual audited consolidated financial statements.

         The  consolidated  financial  statements  include  the  accounts of the
         Company  and  the  Banks.  All  material   intercompany   balances  and
         transactions have been eliminated in consolidation.

2.       Supplemental Disclosures of Cash Flow Information

                                                  Six Months Ended
                                                      June 30,
                                                   2000     1999
                                                   ----     ----
                                                  (In Thousands)
Cash payments for:
  Interest ....................................   $8,436   $6,435
  Taxes .......................................      997      966

Noncash investing activities:
  Proceeds from sales of foreclosed real estate
         financed through loans ...............      --       200
  Proceeds from sales of premises and equipment
         financed through loans ...............      300      --

              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.       Comprehensive Income

         Comprehensive income is defined as the change in equity (net assets) of a  business  enterprise  during a period  from  transactions  and other events and  circumstances  from  non-owner  sources.  It  includes  all
         changes  in  equity  during  a  period  except  those   resulting  from
         investments by owners and distributions to owners. Comprehensive income for the  Company  includes  net income and other  comprehensive  income
         representing   the  net  unrealized  gains  and  losses  on  securities
         available for sale.  The following  tables set forth the  components of other comprehensive income and the allocated income tax amounts for the three and six months ended June 30, 2000 and 1999:

                                           Three Months Ended  Six Months Ended
                                                June 30,         June 30,
                                               2000  1999       2000  1999
                                               ----  ----       ----  ----
                                                      (In thousands)
Unrealized gains on securities:
   Unrealized holding gains (losses)
      arising during the period ....            $ 7   $18        $84   $17
   Income tax expense (benefit) .....             3     7         33     7
                                                ---   ---        ---   ---
   Net of tax amount ................             4    11         51    10
                                                ---   ---        ---   ---
   Less:  reclassification adjustment
     adjustment for (gains) losses
     included in net income .......              --    --         --    --
   Income tax expense (benefit) .....            --    --         --    --
                                                ---   ---        ---   ---
                                                 --    --         --    --
                                                ---   ---        ---   ---
   Other comprehensive income ...               $ 4   $11        $51   $10
                                                ===   ===        ===   ===

              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.       Supplemental Disclosure for Earnings Per Share


                                          Three months ended          Six months ended
                                               June 30,                    June 30,
In thousands, except for share          -----------------------   -----------------------
and per share amounts                      2000         1999         2000         1999
---------------------                   ----------   ----------   ----------   ----------

Basic:
      Earnings:
            Net income ..............   $      764   $      808   $    1,492   $    1,669
                                        ==========   ==========   ==========   ==========

      Shares:
            Weighted average
            common shares outstanding    2,565,817    2,694,834    2,586,361    2,695,806
                                        ==========   ==========   ==========   ==========
Net income per share, basic .........   $     0.30   $     0.30   $     0.58   $     0.62
                                        ==========   ==========   ==========   ==========

Diluted:
      Earnings:
            Net income ..............   $      764   $      808   $    1,492   $    1,669
                                        ==========   ==========   ==========   ==========
      Shares:
      Weighted average
            common shares outstanding    2,565,817    2,694,834    2,586,361    2,695,806
            Add:  Dilutive effect of
                  Outstanding options          454        5,357          463        4,754
                                        ----------   ----------   ----------   ----------
      Weighted average shares
            outstanding, as adjusted     2,566,271    2,700,191    2,586,824    2,700,560
                                        ==========   ==========   ==========   ==========
Net income per share, diluted .......   $     0.30   $     0.30   $     0.58   $     0.62
                                        ==========   ==========   ==========   ==========

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

Financial Condition

         Total assets increased 6.2% from $384.4 million at December 31, 2000 to $408.4 million at June 30, 2000, primarily as a result of increases in loans receivable, net, and cash and due from banks, which was funded primarily by growth in deposits and an increase in advances from the Federal Home Loan Banks
(FHLB) of Indianapolis and Cincinnati.

         Loans receivable, net, were $246.0 million at December 31, 1999, compared to $271.9 million at June 30, 2000, a 10.5% increase. This increase is primarily the result of increases in commercial mortgage and business loans of $20.0 million, consumer loans of $4.6 million, and residential mortgage loans of $1.7 million.

         Securities available for sale decreased from $6.4 million at December 31, 1999 to $6.3 million at June 30, 2000 as a result of principal repayments.

         Mortgage-backed securities held-to-maturity decreased from $26.4 million at December 31, 1999 to $23.4 million at June 30, 2000, as a result of principal repayments. Other debt securities held-to-maturity decreased to $70.5 million at June 30, 2000 from $71.5 million at December 31, 1999 as a result of security maturities.

         Federal Home Loan Bank stock, at cost, increased by $166,000 as the Company was required to purchase stock to support advances obtained from the Federal Home Loan Banks of Indianapolis and Cincinnati.

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

         Cash and interest bearing deposits with banks increased from $13.0 million at December 31, 1999 to $15.0 million at June 30, 2000 as a result of other, less liquid assets growing less quickly than the Company's funding sources, resulting in increased liquidity over the period.

         Total deposits increased from $226.5 million at December 31, 1999 to $254.5 million at June 30, 2000. The increase in deposits resulted from growth in both 1) demand and savings deposit accounts, which management attributes primarily to its promotional efforts to attract lower cost accounts, and 2) time deposits, which management attributes primarily to more aggressive pricing within its market areas. In addition, about $9.5 million in growth resulted in the movement of funds from retail repurchase agreements (classified as borrowed funds on the balance sheet) to interest-bearing deposit accounts.

         Total stockholders' equity decreased to $41.3 million at June 30, 2000 from $41.6 million at December 31, 1999 primarily as a result of net income of $1.5 million and unrealized gains on available for sale securities, net of tax, of $51,000, offset by dividends to shareholders of $689,000 and treasury stock repurchases of $1.2 million.

Results of Operations

         Net Income. Net income was $764,000 ($0.30 per share diluted) for the three months ended June 30, 2000 compared to $808,000 ($0.30 per share diluted) for the three months ended June 30, 1999. For the six months ended June 30, 2000, net income was $1.5 million as compared to $1.7 million for the same period in 1999. Net income decreased from the three and six month periods ended June 30, 1999 as compared to the same periods in 2000 primarily because of increased non-interest expenses.

         Net interest income for the three month periods ended June 30, 2000 and 1999. Net interest income increased 4.8% from $3.0 million in 1999 to $3.1 million in 2000 primarily as a result of the increase in interest-earning assets funded by increases in deposits and FHLB advances.

         Total interest income increased $1.3 million, or 20.2%, to $7.6 million for the three months ended June 30, 2000 compared to $6.3 million in the prior year as a result of 1) an increase in interest-earning assets and 2) an increase in the overall yield on interest-earning assets attributable to a general rise in market interest rates. The average yield on interest-earning assets increased from 7.51% in 1999 to 7.90% in 2000 due to the rise in market interest rates and an increase in higher-yielding commercial loans as a percent of total interest-earning assets. Interest on loans receivable, including fees, increased $1.2 million and interest on other debt securities increased $48,000 as a result of an increase in the average balances associated with these assets. Dividends on FHLB stock increased by $76,000 due to an increase in average FHLB stock outstanding.

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

         Total interest expense increased $1.1 million, or 33.9%, to $4.5 million for the three months ended June 30, 2000 compared to $3.3 million for the three months ended June 30, 1999 as a result of the growth in deposits and an increase in average borrowings from the Federal Home Loan Banks of Indianapolis and Cincinnati. The average cost of funds increased from 4.44% in 1999 to 5.02% in 2000 due to higher market interest rates and a funding mix more heavily weighted in higher-costing FHLB advances and retail repurchase agreements.

         Net interest income for the six month periods ended June 30, 2000 and 1999. Net interest income increased 7.3% from $5.8 million in 1999 to $6.2 million in 2000 primarily as a result of the increase in interest-earning assets funded by increases in deposits and FHLB advances.

         Total interest income increased $2.4 million, or 19.5%, to $14.7 million for the six months ended June 30, 2000 compared to $12.3 million in the prior year as a result of 1) an increase in interest-earning assets and 2) an increase in the overall yield on interest-earning assets attributable to a general rise in market interest rates. The average yield on interest-earning assets increased from 7.53% in 1999 to 7.84% in 2000 due to the rise in market interest rates and an increase in higher-yielding commercial loans as a percent of total interest-earning assets. Interest on loans receivable, including fees, increased $2.1 million and interest on other debt securities increased $182,000 as a result of an increase in the average balances associated with these assets. Dividends on FHLB stock increased by $157,000 due to an increase in average FHLB stock outstanding.

         Total interest expense increased $2.0 million, or 30.3%, to $8.5 million for the six months ended June 30, 2000 compared to $6.5 million for the six months ended June 30, 1999 as a result of the growth in deposits and an increase in average borrowings from the Federal Home Loan Banks of Indianapolis and Cincinnati. The average cost of funds increased from 4.47% in 1999 to 4.91% in 2000 due to higher market interest rates and a funding mix more heavily weighted in higher-costing FHLB advances and retail repurchase agreements.

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

         Provision for loan losses. The provision for loan losses was $221,000 for the three months ended June 30, 2000 compared to $156,000 for the same three month period in 1999, and $402,000 for the six months ended June 30, 2000 compared to $292,000 for the same six month period in 1999. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. The Company made provisions of $221,000 for the three months ended June 30, 2000 and $402,000 for the six months ended June 30, 2000 to increase the allowance for loan losses to an amount considered reasonable by management based on an evaluation as of June 30, 2000. The allowance was increased due to increases in commercial real estate and commercial business loans, which possess a higher inherent risk of loss than one-to-four family residential mortgage loans. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts. At June 30, 2000, non-performing loans, which includes loans on non-accrual and loans past due 90 days or more but for which interest is still being accrued, amounted to $404,000.

         Non-interest income. Non-interest income increased 24.0% to $377,000 for the three months ended June 30, 2000 compared to $304,000 for the three months ended June 30, 1999. The increase is attributable primarily to 1) an increase in commission income on the sale of investment products such as mutual funds, stocks, bonds, and annuities, and 2) an increase in service charges on deposit accounts resulting from the increase in deposit accounts.

         Non-interest income increased 21.1% to $799,000 for the six months ended June 30, 2000 compared to $660,000 for the six months ended June 30, 1999. The increase is attributable primarily to 1) the gain on sale of the Company's former corporate headquarters, 2) an increase in commission income on the sale of investment products such as mutual funds, stocks, bonds, and annuities, and
3) an increase in service charges on deposit accounts resulting from the increase in deposit accounts. These increases were offset by a decrease in the gain on sale of mortgage loans as increased market interest rates resulted in decreased mortgage loan originations.

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

         Non-interest expense. Non-interest expense increased by $266,000 for the three months ended June 30, 2000 as compared to the same period in 1999. The increase results primarily from increases in occupancy and equipment expenses, data processing service expense, and other operating expenses. Occupancy and equipment costs increased $144,000 in the second quarter 2000 compared to the second quarter 1999 as a result of increased expenses related to the occupation of a new corporate headquarters building in June 1999. Data processing service expense increased $35,000 due primarily to conversion costs related to switching ATM processors and increased ATM transaction volumes. Other operating expenses increased $57,000 in the current period primarily related increased advertising and consulting fees.

         Non-interest expense increased by $750,000 for the six months ended June 30, 2000 as compared to the same period in 1999. The increase results primarily from increases in compensation and benefits expenses, occupancy and equipment expenses, data processing service expense, and other operating expenses. Compensation and benefits expense increased $183,000 due to additional staff for the commercial loan origination and loan operations areas as the Company continued to focus on its balance sheet restructuring strategy emphasizing the origination of high-quality commercial real estate and business loans. Occupancy and equipment costs increased $306,000 in the first six months ended June 30, 2000 compared to the same period in 1999 as a result of increased expenses related to the occupation of a new corporate headquarters building in June 1999. Data processing service expense increased $77,000 due primarily to conversion costs related to switching ATM processors and increased ATM transaction volumes. Other operating expenses increased $215,000 in the current period primarily related to a large one-time charitable contribution made to a local non-profit organization and increased advertising and consulting fees.

         Income tax expense. Income tax expense for the three month period ended June 30, 2000 was $440,000, compared to $510,000 for the same period in 1999. The effective tax rate for the three months ended June 30, 2000 was 36.5% compared to 38.7% for the same period in 1999. Income tax expense for the six month period ended June 30, 2000 was $923,000, compared to $1.0 million for the same period in 1999. The effective tax rate for the six months ended June 30, 2000 was 38.2% compared to 38.4% for the same period in 1999.

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Liquidity and Capital Resources

         The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2000, the Company had cash and interest-bearing deposits with banks of $15.0 million and securities available-for-sale with a fair value of $6.3 million. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB's of Indianapolis and Cincinnati as well as collateral eligible for repurchase agreements.

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

         The subsidiary banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2000, the subsidiary banks were in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios as follows:

                   Total Capital To      Tier 1 Capital To     Tier 1 Capital
                   Risk-weighted Assets  Risk-weighted Assets  To Average Assets
                   --------------------  --------------------  -----------------
Community Bank...       14.9%                   15.0%                 9.6%
Heritage Bank....       12.5%                   12.5%                 9.1%
NCF Bank ........       19.2%                   19.2%                13.1%

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Year 2000 Update

         At December 31, 1999, the Company's internal systems and the systems of its third-party data processors were Year 2000 compliant. The Company has experienced no errors or difficulties processing financial and operational information related to the Year 2000 issue. Likewise, the Company is unaware of any Year 2000 issues that have impaired the ability of the Company's borrowers to repay their debt.

                                 PART I - ITEM 3
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

         Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Company would decrease by 8.98 percent over one year. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 8.00 percent over one year. These estimated changes in net interest income are within the policy guidelines established by the Company's board of directors.

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

Item 4.        Submission of Matters to a Vote of Security Holders

               The Annual Meeting of the Shareholders of the Company was held on May 16, 2000. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares issued and outstanding entitled to vote at the meeting was 2,632,252. A total of 1,939,874 shares were represented by shareholders in attendance or by proxy, representing a quorum. Shareholders approved the following directors for the indicated term and by the indicated votes for or against:

               Director            Term     Votes For  Votes Withheld or Against
               --------            ----     ---------  -------------------------
               Gordon L. Huncilman 3 Years  1,922,159         17,715
               James W. Robinson   3 Years  1,922,659         17,215
               Timothy T. Shea     3 Years  1,922,459         17,415

               In addition, at the same May 16, 2000 meeting shareholders also approved the ratification of Monroe Shine and Company, Inc. as the Company's independent auditors for the year ended December 31, 2000 by a vote of 1,883,433 for, 48,522 against, and 7,919 abstaining.

Item 5.        Other Information

               Not applicable.

                                     PART II
                                OTHER INFORMATION
                     COMMUNITY BANK SHARES OF INDIANA, INC.

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibit

               27          Financial Data Schedule

(b)            Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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