Form 10-Q
period 2000-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2000-11-14
CIK 933590

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                                   (Mark One)
               (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000
                               ------------------

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________________to___________________

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


         APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,543,907 shares of common stock were outstanding as of October 31, 2000.

                     COMMUNITY BANK SHARES OF INDIANA, INC.


                                      INDEX

Part I   Financial Information                                            Page

         Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 2000
            and December 31, 1999 (unaudited) ..........................    3

         Consolidated Statements of Income for the three and nine months
            ended September 30, 2000 and 1999 (unaudited) ..............    4

         Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999 (unaudited) ..............    5


         Notes to consolidated financial statements (unaudited) ........   6-8


         Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations ...........................   9-14


         Item 2.  Quantitative and Qualitative Disclosures
                  About Market Risk.....................................   15



Part II  Other Information..............................................   16





Signatures .............................................................   17

                        PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                September 30,             December 31,
                                                                                     2000                     1999
                                                                                     ----                     ----
ASSETS                                                                                   (In thousands)
Cash and due from banks                                                             $  10,597               $    7,248
Interest bearing deposits with banks                                                      996                    5,767
Securities available for sale, at fair value                                            6,347                    6,428
Securities-held to maturity:
  Mortgage-backed securities                                                           21,759                   26,388
  Other debt securities                                                                70,460                   71,521
Loans receivable, net                                                                 280,229                  246,018
Federal Home Loan Bank stock, at cost                                                   7,586                    7,362
Foreclosed real estate                                                                      -                       13
Premises and equipment                                                                 10,058                    9,754
Accrued interest receivable                                                             3,061                    2,795
Other assets                                                                              870                    1,149
                                                                           --------------------------------------------
    Total Assets                                                                   $  411,963              $   384,443
                                                                           ============================================

LIABILITIES
Deposits                                                                           $  244,113              $   226,473
Borrowed funds                                                                        124,136                  114,432
Accrued interest payable                                                                  488                      305
Accrued expenses and other liabilities                                                  1,765                    1,603
                                                                           --------------------------------------------
    Total Liabilities                                                                 370,502                  342,813
                                                                           --------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock without par value
  Authorized 5,000,000 shares; none issued                                                  -                        -
Common stock of $.10 par value per share
  Authorized 10,000,000 shares; issued 2,728,298 shares                                   273                      273
Additional paid-in capital                                                             19,487                   19,472
Retained earnings-substantially restricted                                             24,964                   23,859
Unearned ESOP and stock compensation                                                     (244)                    (339)
Accumulated other comprehensive income-net
  unrealized gain on securities available for sale                                       (126)                    (232)
Less treasury  stock,  at cost - 184,391  shares
  (80,391 shares at December 31, 1999)                                                 (2,893)                  (1,403)
                                                                           --------------------------------------------
    Total Stockholders' Equity                                                         41,461                   41,630
                                                                           --------------------------------------------
    Total Liabilities and Stockholders' Equity                                     $  411,963              $   384,443
                                                                           ============================================
See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                 Three Months Ended            Nine Months Ended
                                                                                    September 30,                September 30,
                                                                                    -------------                -------------
                                                                                   2000        1999             2000        1999
                                                                                   ----        ----             ----        ----
INTEREST INCOME                                                                        (In thousands, except per share data)
  Loans receivable, including fees                                                $6,001      $4,988          $16,984     $13,844
  Securities:
    Mortgage-backed securities                                                       435         556            1,390       1,493
    Other debt securities                                                          1,177       1,173            3,529       3,343
  Federal Home Loan Bank dividends                                                   159          90              453         227
  Interest bearing deposits with banks                                                58          84              199         311
                                                                            -------------------------    -------------------------
       Total interest income                                                       7,830       6,891           22,555      19,218

INTEREST EXPENSE
  Deposits                                                                         2,991       2,270            8,263       6,699
  Advances from Federal Home Loan Bank and other borrowings                        1,817       1,384            5,033       3,472
                                                                            -------------------------    -------------------------
       Total interest expense                                                      4,808       3,654           13,296      10,171

       Net interest income                                                         3,022       3,237            9,259       9,047

  Provision for loan losses                                                          381         183              783         475
                                                                            -------------------------    -------------------------
       Net interest income after provision for
         loan losses                                                               2,641       3,054            8,476       8,572

NON-INTEREST INCOME
  Service charges on deposit accounts                                                199         129              473         360
  Commission income                                                                  232         172              557         433
  Gain on sale of loans                                                               53          36              131         194
  Gain on sale of premises and equipment                                               -           -               86           -
  Other income                                                                        15           3               50          13
                                                                            -------------------------    -------------------------
        Total non-interest income                                                    499         340            1,297       1,000
                                                                            -------------------------    -------------------------
NON-INTEREST EXPENSE
  Compensation and benefits                                                        1,195       1,190            3,602       3,414
  Occupancy and equipment                                                            344         277              954         581
  Deposit insurance premiums                                                          11          26               34          79
  Data processing service                                                            183         157              551         447
  Other operating expenses                                                           398         338            1,208         934
                                                                            -------------------------    -------------------------
       Total non-interest expense                                                  2,131       1,988            6,349       5,455
                                                                            -------------------------    -------------------------
       Income before income taxes                                                  1,009       1,406            3,424       4,117

  Income tax expense                                                                 364         543            1,287       1,584
                                                                            -------------------------    -------------------------
       Net Income                                                                    645         863            2,137       2,533

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Unrealized gain on securities:
  Unrealized holding gains (losses) arising during the period                         55        (150)              106       (140)
     Less:  reclassification adjustment                                                -           -                -           -
                                                                            -------------------------    -------------------------
       Other comprehensive income (loss)                                              55        (150)              106       (140)
                                                                            -------------------------    -------------------------
       Comprehensive Income                                                       $  700      $  713           $2,243      $2,393
                                                                            =========================    =========================
       Net income per common share, basic                                         $ 0.26      $ 0.32           $ 0.83      $ 0.94
                                                                            =========================    =========================
       Net income per common share, diluted                                       $ 0.26      $ 0.32           $ 0.83      $ 0.94
                                                                            =========================    =========================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                Nine Months Ended

                                                                                                    September 30,
                                                                                                 2000           1999
                                                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                            (In thousands)
  Net income                                                                                   $  2,137       $  2,533
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of discounts                                          15            (30)
        Provision for loan losses                                                                   783            475
        Proceeds from sales of mortgage loans                                                    12,485         32,752
        Mortgage loans originated for sale                                                      (12,354)       (27,219)
        Net gain on sale of mortgage loans                                                         (131)          (193)
        Net gain on sale of foreclosed real estate                                                   (3)             -
        Depreciation expense                                                                        491            320
        Gain on sale of premises and equipment                                                      (86)             -
        ESOP and stock compensation plan expense                                                     92            208
        Federal Home Loan Bank stock dividends                                                      (41)           (28)
        (Increase) decrease in accrued interest receivable                                         (266)            60
        Increase in accrued interest payable                                                        183            135
        Net change in other assets/liabilities                                                      408            695
                                                                                         ------------------------------
          Net Cash Provided By Operating Activities                                               3,713          9,708
                                                                                         ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net (increase) decrease in interest bearing deposits with banks                           4,771         (2,105)
        Proceeds from sales of securities available for sale                                          -          3,724
        Proceeds from maturities of securities held to maturity                                   1,025         12,340
        Purchase of securities held to maturity                                                       -        (39,133)
        Principal collected on securities available for sale                                        255             96
        Principal collected on securities held to maturity                                        4,651          8,862
        Loan originations and principal payments on loans, net                                  (34,994)       (39,499)
        Purchase of Federal Home Loan Bank stock                                                   (183)        (1,272)
        Proceeds from sale of foreclosed real estate                                                 16            200
        Proceeds from sale of premises and equipment                                                 50              -
        Acquisition of premises and equipment                                                      (759)        (1,987)
                                                                                         ------------------------------
          Net Cash Used By  Investing Activities                                                (25,168)       (58,774)
                                                                                         ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposits                                                                 17,640          2,078
        Net increase (decrease) in retail repurchase agreements                                  (2,546)        10,777
        Repayment of advances from Federal Home Loan Bank                                       (46,650)       (21,000)
        Advances from Federal Home Loan Bank                                                     58,900         52,750
        Purchase of treasury stock                                                               (1,472)        (1,201)
        Dividends paid                                                                           (1,068)        (1,062)
                                                                                         ------------------------------
          Net Cash Provided By Financing Activities                                              24,804         42,342
                                                                                         ------------------------------

Net Increase (Decrease) in Cash and Due From Banks                                                3,349         (6,724)

Cash and due from banks at beginning of period                                                    7,248         14,051
                                                                                         ------------------------------
Cash and Due From Banks at End of Period                                                       $ 10,597       $  7,327
                                                                                         ==============================

See accompanying notes to consolidated financial statements.

              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Presentation of Interim Information

         Community Bank Shares of Indiana, Inc. (the Company) was formally established on April 7, 1995. Community Bank Shares of Indiana, Inc. (the Company) is a multi-bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiaries (the Banks) are Community Bank of Southern Indiana (Community), Heritage Bank of Southern Indiana (Heritage), and Community Bank of Kentucky, formerly NCF Bank and Trust Company (Community of Kentucky). Community, Heritage, and Community of Kentucky are state-chartered stock commercial banks headquartered in New Albany, Indiana, Jeffersonville, Indiana, and Bardstown, Kentucky, respectively.

         In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

2.       Supplemental Disclosures of Cash Flow Information
                                                                                            Nine Months Ended
                                                                                             September 30,
                                                                                       2000                 1999
                                                                                       ----                 ----
                                                                                            (In thousands)
             Cash payments for:
               Interest                                                              $13,113              $10,036
               Taxes                                                                   1,512                1,529

             Noncash investing activities:
               Proceeds from sales of foreclosed real estate
                      financed through loans                                               -                  200
               Proceeds from sales of premises and equipment
                      financed through loans                                             300                    -

              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


3.       Comprehensive Income

         Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated income tax amounts for the three and nine months ended September 30, 2000 and 1999:

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                                2000          1999             2000         1999
                                                                ----          ----             ----         ----
           (In thousands) Unrealized gains (losses) on securities:
               Unrealized holding gains (losses)
                   arising during the period                        $  91      $ (248)            $ 175       $ (232)
               Income tax expense (benefit)                            36                                        (92)
                                                                                  (98)               69
                                                            ---------------------------    ---------------------------
               Net of tax amount                                       55        (150)              106         (140)
                                                            ---------------------------    ---------------------------
               Less:  reclassification adjustment
                   adjustment for (gains) losses
                   included in net income
                                                                        -            -                -             -
               Income tax expense (benefit)
                                                                        -            -                -             -
                                                            ---------------------------    ---------------------------

                                                                        -            -                -             -
                                                            ---------------------------    ---------------------------

                   Other comprehensive
                     income (loss)                                  $  55      $ (150)            $ 106       $ (140)
                                                            ===========================    ===========================

              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.       Supplemental Disclosure for Earnings Per Share

                                                           Three months ended                  Nine months ended
In thousands, except for share                               September 30,                       September 30,
                                                     -------------------------------    --------------------------------
   and per share amounts                                 2000             1999               2000             1999
   ---------------------                             --------------  ---------------    ---------------  ---------------

Basic:
      Earnings:
      ---------
            Net income                                     $   645          $   863           $  2,137         $  2,532
                                                     ==============  ===============    ===============  ===============
      Shares:
      -------
            Weighted average
            common shares outstanding                    2,524,233        2,661,460          2,564,740        2,684,159
                                                     ==============  ===============    ===============  ===============
Net income per share, basic                               $   0.26         $   0.32           $   0.83         $   0.94
                                                     ==============  ===============    ===============  ===============

Diluted:
      Earnings:
      ---------
            Net income                                     $   645          $   863           $  2,137         $  2,532
                                                     ==============  ===============    ===============  ===============
      Shares:
      -------
      Weighted average
            common shares outstanding                    2,524,233        2,661,460          2,564,740        2,684,159
            Add: Dilutive effect of  outstanding
                 options and restricted share awards         1,124            7,029              1,350            5,693
                                                     --------------  ---------------    ---------------  ---------------
      Weighted average common shares
            shares outstanding, as adjusted              2,525,357        2,668,489          2,566,090        2,689,852
                                                     ==============  ===============    ===============  ===============

Net income per share, diluted                             $   0.26         $   0.32           $   0.83         $   0.94
                                                     ==============  ===============    ===============  ===============


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

Financial Condition

Total assets increased 7.2% from $384.4 million at December 31, 2000 to $412.0 million at September 30, 2000, primarily as a result of increases in loans receivable, net, and cash and due from banks, which was funded primarily by growth in deposits and an increase in advances from the Federal Home Loan Banks
(FHLB) of Indianapolis and Cincinnati.

Loans receivable, net, were $246.0 million at December 31, 1999, compared to $280.2 million at September 30, 2000, a 13.9% increase. This increase is primarily the result of increases in commercial mortgage and business loans of $26.2 million, consumer loans of $8.1 million, and residential mortgage loans of $700,000.

Securities available for sale decreased from $6.4 million at December 31, 1999 to $6.3 million at September 30, 2000 as a result of principal repayments.

Mortgage-backed securities held-to-maturity decreased from $26.4 million at December 31, 1999 to $21.8 million at September 30, 2000, as a result of principal repayments. Other debt securities held-to-maturity decreased to $70.5 million at September 30, 2000 from $71.5 million at December 31, 1999 as a result of security maturities.

Federal Home Loan Bank stock, at cost, increased by $224,000 as the Company was required to purchase stock to support advances obtained from the Federal Home Loan Banks of Indianapolis and Cincinnati.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Cash and interest bearing deposits with banks decreased from $13.0 million at December 31, 1999 to $11.6 million at September 30, 2000 as a result of other, less liquid assets growing more quickly than the Company's funding sources, resulting in decreased liquidity over the period.

Total deposits increased from $226.5 million at December 31, 1999 to $244.1 million at September 30, 2000. The increase in deposits resulted from growth in both 1) demand and savings deposit accounts, which management attributes primarily to its promotional efforts to attract lower cost transaction accounts, and 2) time deposits, which management attributes primarily to more aggressive pricing within its market areas. In addition, about $8.6 million in growth resulted in the movement of funds from retail repurchase agreements (classified as borrowed funds on the balance sheet) to interest-bearing deposit accounts.

Total stockholders' equity decreased to $41.5 million at September 30, 2000 from $41.6 million at December 31, 1999 primarily as a result of net income of $2.1 million and unrealized gains on available for sale securities, net of tax, of $106,000, offset by dividends to shareholders of $1.1 million and treasury stock repurchases of $1.5 million.

Results of Operations

Net Income. Net income was $645,000 ($0.26 per share diluted) for the three months ended September 30, 2000 compared to $863,000 ($0.32 per share diluted) for the three months ended September 30, 1999. For the nine months ended September 30, 2000, net income was $2.1 million as compared to $2.5 million for the same period in 1999. Net income decreased from the three and nine month periods ended September 30, 1999 as compared to the same periods in 2000 primarily because of increases in the provision for loan losses and in non-interest expenses.

Net interest income for the three month periods ended September 30, 2000 and 1999. Net interest income decreased 6.6% from $3.2 million in 1999 to $3.0 million in 2000 primarily as a result of rising market interest rates. As interest rates have risen since June, 1999, the cost of the Company's interest-bearing liabilities has increased faster than the yield on its interest-earning assets. This compression of net interest margin has more than offset the growth in average interest-earning assets from the three months ended September 30, 1999 to the same period in 2000.

Total interest income increased $939,000 million, or 13.6%, to $7.8 million for the three months ended September 30, 2000 compared to $6.9 million in the prior year as a result of 1) an increase in interest-earning assets and 2) an increase in the overall yield on interest-earning assets attributable to a general rise in market interest rates. The average yield on interest-earning assets increased from 7.66% in 1999 to 7.98% in 2000 due to the rise in market interest rates and an increase in higher-yielding commercial and consumer loans as a percent of total interest-earning assets. Interest on loans receivable, including fees, increased $1.0 million as a result of 1) an increase in the average balance of net loans receivable, and 2) an increase in the average rate on net loans receivable. Dividends on FHLB stock increased by $69,000 due to an increase in average FHLB stock outstanding.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Total interest expense increased $1.1 million, or 31.6%, to $4.8 million for the three months ended September 30, 2000 compared to $3.7 million for the three months ended September 30, 1999 as a result of 1) increases in average deposits and average borrowings from the Federal Home Loan Banks of Indianapolis and Cincinnati, and 2) a general increase in the cost of interest-bearing liabilities as a consequence of rising interest rates. The average cost of funds increased from 4.75% in 1999 to 5.58% in 2000 due to higher market interest rates and a funding mix more heavily weighted toward higher-costing FHLB advances.

Net interest income for the nine month periods ended September 30, 2000 and 1999. Net interest income increased 2.3% from $9.0 million in 1999 to $9.3 million in 2000 primarily as a result of the increase in interest-earning assets funded by increases in deposits and FHLB advances.

Total interest income increased $3.3 million, or 17.4%, to $22.6 million for the nine months ended September 30, 2000 compared to $19.2 million in the prior year as a result of 1) an increase in interest-earning assets and 2) an increase in the overall yield on interest-earning assets attributable to a general rise in market interest rates. The average yield on interest-earning assets increased from 7.59% in 1999 to 7.90% in 2000 due to the rise in market interest rates and an increase in higher-yielding commercial and consumer loans as a percent of total interest-earning assets. Interest on loans receivable, including fees, increased $3.1 million and interest on other debt securities increased $186,000 as a result of an increase in the yields and average balances associated with these assets. Dividends on FHLB stock increased by $226,000 due to an increase in average FHLB stock outstanding.

Total interest expense increased $3.1 million, or 30.7%, to $13.3 million for the nine months ended September 30, 2000 compared to $10.1 million for the nine months ended September 30, 1999 as a result of the growth in deposits and an increase in average borrowings from the Federal Home Loan Banks of Indianapolis and Cincinnati. The average cost of funds increased from 4.76% in 1999 to 5.32% in 2000 due to higher market interest rates and a funding mix more heavily weighted in higher-costing FHLB advances and retail repurchase agreements.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY


Provision for loan losses. The provision for loan losses was $381,000 for the three months ended September 30, 2000 compared to $183,000 for the same three month period in 1999, and $783,000 for the nine months ended September 30, 2000 compared to $475,000 for the same nine month period in 1999. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. The Company made provisions of $381,000 for the three months ended September 30, 2000 and $783,000 for the nine months ended September 30, 2000 to increase the allowance for loan losses to an amount considered reasonable by management based on an evaluation as of September 30, 2000. The allowance was increased primarily due to growth in commercial real estate and commercial business loans, which possess a higher inherent risk of loss than one-to-four family residential mortgage loans. Also, the Banks classified $5,729,000 as substandard during the quarter ended September 30, 2000. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts. At September 30, 2000, non-performing loans amounted to $968,000. Included in non-performing loans are loans over 90 days past due in the amount of $70,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

Non-interest income. Non-interest income increased 46.8% to $499,000 for the three months ended September 30, 2000 compared to $340,000 for the three months ended September 30, 1999. The increase is attributable primarily to 1) an increase in commission income on the sale of investment products such as mutual funds, stocks, bonds, and annuities, and 2) an increase in service charges on deposit accounts resulting from the increase in deposit accounts.

Non-interest income increased 29.7% to $1.3 million for the nine months ended September 30, 2000 compared to $1.0 million for the nine months ended September 30, 1999. The increase is attributable primarily to 1) an increase in commission income on the sale of investment products such as mutual funds, stocks, bonds, and annuities, 2) an increase in service charges on deposit accounts resulting from the increase in deposit accounts, and 3) the gain on sale of the Company's former corporate headquarters. These increases were offset by a decrease in the gain on sale of mortgage loans as increased market interest rates resulted in decreased mortgage loan originations.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Non-interest expense. Non-interest expense increased by $143,000 for the three months ended September 30, 2000 as compared to the same period in 1999. The increase results primarily from increases in occupancy and equipment expenses, data processing service expense, and other operating expenses. Occupancy and equipment costs increased $67,000 in the third quarter 2000 compared to the third quarter 1999 as a result of increased property tax expense accruals related to the occupation of a new corporate headquarters building in mid-June 1999. Data processing service expense increased $26,000 due primarily to an increase in third party data processing costs related to additional services offered to customers of the three banking subsidiaries. Other operating expenses increased $60,000 in the current period primarily related increased advertising and consulting fees.

Non-interest expense increased by $894,000 for the nine months ended September 30, 2000 as compared to the same period in 1999. The increase results primarily from increases in compensation and benefits expenses, occupancy and equipment expenses, data processing service expense, and other operating expenses.
Compensation and benefits expense increased $188,000 due to general staff increases designed to help the Company deal with its strong growth in recent years. Occupancy and equipment costs increased $373,000 for the nine months ended September 30, 2000 compared to the same period in 1999 as a result of increased expenses related to the occupation of a new corporate headquarters building in June 1999. Data processing service expense increased $104,000 due primarily to 1) conversion costs related to switching ATM processors and increased ATM transaction volumes, and 2) an increase in third party data processing costs related to additional services offered to customers of the three banking subsidiaries. Other operating expenses increased $274,000 in the current period primarily related to a large one-time charitable contribution made to a local non-profit organization and increased advertising and consulting fees.

Income tax expense. Income tax expense for the three month period ended September 30, 2000 was $364,000, compared to $543,000 for the same period in 1999. The effective tax rate for the three months ended September 30, 2000 was 36.1% compared to 38.6% for the same period in 1999. Income tax expense for the nine month period ended September 30, 2000 was $1.3 million, compared to $1.6 million for the same period in 1999. The effective tax rate for the nine months ended September 30, 2000 was 37.6% compared to 38.5% for the same period in 1999.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Liquidity and Capital Resources

The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2000, the Company had cash and interest-bearing deposits with banks of $11.6 million and securities available-for-sale with a fair value of $6.3 million. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB's of Indianapolis and Cincinnati as well as collateral eligible for repurchase agreements.

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

The subsidiary banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2000, the subsidiary banks were in compliance with all regulatory capital requirements that were effective as of such date with tangible, core and risk-based capital ratios as follows:

                                               Total Capital To             Tier 1 Capital To            Tier 1 Capital
                                             Risk-weighted Assets         Risk-weighted Assets         To Average Assets
                                          ---------------------------- ---------------------------- -------------------------
Community Bank                                       14.5%                        14.6%                        9.5%
Heritage Bank                                        13.1%                        13.1%                        9.3%
Community Bank of Kentucky                           18.5%                        18.5%                       12.9%

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Company would decrease by 8.54 percent over one year. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 7.84 percent over one year. These estimated changes in net interest income are within the policy guidelines established by the Company's board of directors.

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

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibit

               27          Financial Data Schedule

(b)            Reports on Form 8-K

               The Company filed a report on Form 8-K on August 23, 2000 announcing that Michael L. Douglas stepped down as President and CEO of Community Bank Shares, Inc.(the "Company"). James D. Rickard was appointed the new President and CEO of the Company. Mr. Douglas will serve as Executive Vice President and Chief Operating Officer for Community Bank Shares of Indiana, Inc. and President and Chief Executive Officer for Community Bank until Douglas' retirement in early 2001.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                         (Registrant)



  Dated:  November 14, 2000              BY:   /s/ James D. Rickard
  -------------------------              -----------------------------
                                               James D. Rickard
                                               President, CEO, and Director


 Dated:   November 14, 2000              BY:   /s/ Paul A. Chrisco
 --------------------------              ------------------------
                                               Paul A. Chrisco
                                               Chief Financial Officer