Form 10-K
period 2000-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2001-04-02
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the Fiscal Year Ended December 31, 2000
                                       OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

            For the transition period from ____________ to _________

                           Commission File No. 0-25766

                     Community Bank Shares of Indiana, Inc.
                     --------------------------------------
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

           Securities Registred pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.06 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO_.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the asked price of $13.25 per share of such stock as of February 28, 2001, was $33,629,918. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of February 28, 2001, there were issued and outstanding 2,538,107 shares of the Registrant's Common Stock.

                                    DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 2000.

Part III of Form 10-K - Proxy Statement for the 2001 Annual Meeting of Stockholders.


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


                                     PART I

ITEM 1.  BUSINESS

General

         Community Bank Shares of Indiana, Inc. (the Company) is a multi-bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiaries are Community Bank of Southern Indiana (CBSI), Heritage Bank of Southern Indiana (HBSI), and Community Bank of Kentucky (CBKY). CBSI, HBSI, and CBKY are state-chartered stock commercial banks headquartered in New Albany, Indiana, Jeffersonville, Indiana, and Bardstown, Kentucky, respectively. CBSI and HBSI are regulated by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. CBKY is regulated by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation.

         CBSI was founded in 1934 as a federal mutual savings and loan association. CBSI converted to a federal mutual savings bank in 1989, and became a federal stock savings bank on May 1, 1991. On December 2, 1996 CBSI converted from a federal stock savings bank to a state chartered stock commercial bank. Community's deposits have been federally insured since 1934 by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation, CBSI has been a member of the Federal Home Loan Bank system since 1934.

         On January 3, 1996, the Company capitalized Heritage Bank of Southern Indiana, a newly organized state-chartered commercial bank, for a total investment of $4,150,000. HBSI began operations as of January 8, 1996, and provides a variety of banking services to individuals and business customers through its two banking offices in Jeffersonville, Indiana. HBSI joined the Federal Home Loan Bank system in 1998.

         On May 6, 1998, the Company completed its acquisition of Community Bank of Kentucky (formerly NCF Bank and Trust CO) located in Bardstown, Kentucky through a merger with NCF Financial Corporation (NCF). CBKY, a state chartered commercial bank with total assets of $37.0 million and $35.6 million at May 6, 1998 and December 31, 1997, respectively, became a wholly-owned subsidiary of the Company through the exchange of 740,974 shares of the Company's common stock for all the outstanding common stock of NCF. The acquisition was accounted for as a pooling of interests.

         The Company had total assets of $416.2 million, total deposits of $258.2 million, and stockholders' equity of $40.9 million as of December 31, 2000. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is
(812) 944-2224.

         In March 2000 the Company revised the stock repurchase, authorizing the repurchase of the Company's outstanding common stock subject to a purchase limit of $4,000,000 over a twelve-month period. Since the inception of the repurchase plan in May 1999, the Company has acquired an aggregate of 216,500 shares of its Common Stock at an average purchase price of $15.89.

Business Strategy

         The Company's current business strategy is to operate well-capitalized, profitable and independent community banks with a significant presence in their primary market areas. The Company has sought to implement this strategy in recent years by: (1) emphasizing the origination of residential mortgage loans, commercial business & real estate loans, and consumer loans in the Company's primary market area; (2) controlling operating expenses; and (3) broadening the scope of services offered to its customers.

         The Company's three subsidiaries are community-oriented financial institutions offering a variety of financial services to their local market areas. The subsidiaries are engaged primarily in the business of attracting deposits from the general public and using such funds to originate 1) secured and unsecured business loans of various terms to local businesses and professional organizations, and
2) consumer loans including home equity lines of credit, automobile and recreational vehicle, construction loans, and loans secured by deposit accounts. Depending on each subsidiary's liquidity, interest rate risk and balance sheet positions, fixed-rate mortgage loans are originated either for inclusion in the retained loan portfolio or for sale in the secondary market, while adjustable rate mortgage (ARM) loans are originated primarily for retention in each subsidiary's loan portfolio. To a lesser extent, the subsidiaries make home equity loans secured by the borrower's principal residence and other types of consumer loans such as auto loans. Although CBSI holds a small amount of multi-family residential real estate loans in its portfolio, the Company does not emphasize the origination of such loans. In addition, the Company invests in mortgage-backed securities issued or guaranteed by GNMA, FNMA, or FHLMC, and in securities issued by the United States Government and agencies thereof.


Competition

               The banking business is highly competitive, and as such the affiliate banks compete not only with other commercial banks, but also with savings and loan associations, trust companies and credit unions for deposits and loans, as well as stock brokerages, insurance companies, and other entities providing one or more of the services and products offered by the affiliate Banks. In addition to competition, the Company's business and operating results are significantly affected by the general economic conditions prevalent in its market area.

         The Banks' primary market area consists of the counties of Floyd, Clark and Harrison, which are located in Southern Indiana along the Ohio River, and Nelson County, which is located approximately 40 miles south east of Louisville, Kentucky. Clark and Floyd counties are two of the seven counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of one million. The population of the Floyd, Clark and Harrison, is approximately 203,000. The population of Nelson County is approximately 37,000. Counties surrounding Nelson County include: Spencer, Anderson, Hardin, Washington, Marion, Larue, and Bullitt counties, which together have a population in excess of 220,000. The Company's headquarters are in New Albany, Indiana, a city of 48,000 located approximately three miles from the center of Louisville.


Lending Activities

         General.  At December  31, 2000,  the  Company's  net loans  receivable
(excluding loans classified as held for sale) totaled $287.9 million, representing approximately 69.0% of the Company's total assets at that date. The principal lending activity of the Company is the origination of secured and unsecured commercial business loans to local business and professional organizations and residential construction loans and consumer loans (consisting primarily of home equity loans secured by the borrower's principal residence). Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans.

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

         The Company continues to actively originate fixed-rate mortgage loans, generally with terms to maturity of between 15- to 30- year and secured by one-to-four family residential properties. One-to-four family fixed-rate loans generally are originated for sale in the secondary mortgage market. The Company sells mortgage loans with servicing either retained or released. The Company earns service fee income on those loans where servicing is retained.

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


Analysis of Loan Portfolio

                                                                           At December 31
                                              2000             1999            1998             1997              1996

                                         --------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Real estate loans:
        Residential interim
        Construction loans                      $ 10,563       $  9,383           $  578         $  5,654          $  6,498
        Residential                               91,280         93,632          104,670          106,082           114,910
        Commercial real estate                    76,185         52,499           35,424           22,432            17,269
                                         ----------------  -------------   --------------   --------------   ---------------
              Total real estate loans          $ 178,028      $ 155,514        $ 140,672        $ 134,168         $ 138,677

Commercial business loans (1)                   $ 89,660       $ 78,973         $ 48,057         $ 27,929         $  20,191

Consumer Loans:
        Savings account loans                        999          1,276            2,049              874               593
        Equity lines of credit (2)                14,017          7,344            6,760            6,846             5,215
        Automobile loans                           3,137          2,343            1,824            1,570             1,344
        Other (2) (3)                              8,493          6,333            3,330            2,490             2,236
                                         ----------------  -------------   --------------   --------------   ---------------
              Total consumer loans              $ 26,646       $ 17,296         $ 13,963        $  11,780          $  9,388

              Total loans, gross               $ 294,334      $ 251,783        $ 202,692        $ 173,877         $ 168,256

Less:
        Loans in process                           3,635          4,041            1,844            1,969             1,726
        Deferred loan origination fees
          and costs, net                            (29)           (17)              (3)               29                18
        Allowance for loan losses                  2,869          1,741            1,276            1,014               816
                                         ----------------  -------------   --------------   --------------   ---------------
              Total loans, net                 $ 287,859      $ 246,018        $ 199,575        $ 170,865         $ 165,696
                                         ================  =============   ==============   ==============   ===============

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

Loan Maturity Schedule

     The following table sets forth certain information at December 31, 2000, regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are shown as being due in the period in which interest rates are next scheduled to adjust. Fixed rate loans are shown as being due in the period in which the contractual repayment is due.
                                                       (Dollars in thousands)


                                     Within one      One through         Beyond
                                        year         five years        five years        Total
                                   ---------------------------------------------------------------
 Residential real estate
 mortgages:
    Adjustable                            $2,503          $57,330            $4,289       $64,122
    Fixed                                    868           18,279            17,809        36,956

   Second mortgages                           15              529               221           765

   Consumer                                  150           17,079             9,417        26,646

 Commercial business and
     commercial real estate               11,981          104,066            49,798       165,845
                                   --------------  --------------- -----------------  ------------

              Total                      $15,517         $197,283          $ 81,534     $ 294,334
                                   ==============  =============== =================  ============

         The following table sets forth the dollar amount of all loans due after December 31, 2000, which have either a) fixed rates or b) floating or adjustable interest rates.


                                                              Predetermined   Floating or
                                                                 rates         Adjustable        Total
                                                                                 rates
                                                            ----------------- ------------- -----------------
Residential real estate mortgage loans                              $ 37,722      $ 64,122          $101,844
Commercial business loans, secured and unsecured                      86,561        79,283           165,844
Consumer                                                              21,082         5,564            26,646
                                                            ----------------- ------------- -----------------
               Total                                               $ 145,365     $ 148,969          $294,334
                                                            ================= ============= =================

         Residential Real Estate Loans. The Company originates one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company's market area primarily for sale in the secondary market. The majority of the Company's residential mortgage loans consists of loans secured by owner-occupied, single family residences. At December 31, 2000, the Company had $91.3 million, or 31.0 percent of its total loan portfolio, invested in loans secured by one-to-four family residences.

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

         The Company's fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         The Company's ARM loans generally adjust annually with interest rate adjustment limitations of two percentage points per year and six percentage points over the life of the loan. The Company also makes ARM loans with interest rates that adjust every one, three or five years. Under the Company's current practice, the interest rate on new ARM loans is initially derived from the one-year, three-year or five-year U.S. Treasury Constant Maturity Index plus a spread. The Company's policy is to qualify borrowers for ARM loans based on the fully indexed rate of the ARM loan. That is, a borrower is qualified for an ARM loan by evaluating the borrower's ability to service the loan at an interest rate equal to the maximum annual rate increase added to the current index. ARM loans totaled $64.1 million, or 21.8 percent of the Bank's total loan portfolio at December 31, 2000.

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

         Construction Loans. The Company originates loans to finance the construction of owner-occupied residential property. At December 31, 2000, the Company had $10.6 million or 3.6 percent of its total gross loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals for the purpose of constructing a personal residence or to local real estate builders and developers. Construction loans generally are made with either adjustable or fixed-rate terms of up to six months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Company at the end of the construction period or to be terminated upon receipt of permanent financing from another financial institution.

         Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $76.2 million, or 25.9 percent, of the Company's total gross loan portfolio at December 31, 2000. The Company's permanent commercial real estate loans are secured by improved property such as offices, small business facilities, apartment buildings, nursing homes, warehouses and other non-residential buildings, most of which are located in the Company's primary market area and most of which are to be used or occupied by the borrowers. Commercial real estate loans have been offered at adjustable interest rates and at fixed rates with balloon provisions at the end of the term financing. The Company continues to originate commercial real estate loans, commercial real estate construction loans and land loans.

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentrations of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Company has increased its origination of multi-family residential or commercial real estate loans over the last few years, but believes, based on currently available information, that it is adequately protected against the increased credit risk associated with these loans through its underwriting standards of imposing stringent loan-to-value ratios, requiring conservative debt coverage ratios, and continually monitoring the operation and physical condition of the collateral.

         Commercial Business Loans. The Company also originates non-real estate related business loans to local small businesses and professional organizations. Commercial business loans accounted for approximately $89.7 million or 30.5 percent of the Company's loan portfolio as of December 31, 2000. This type of commercial loan has been offered at both variable rates and fixed rates with balloon payments required at maturity.

         The Company has increased its origination of commercial business loans over the last few years. Such loans generally have shorter terms and higher interest rates than mortgage loans. However, commercial business loans also involve a higher level of credit risk because of the type and nature of the collateral.

         Consumer Loans. The principal types of consumer loans offered by the Company are equity lines of credit, auto loans, home improvement loans, and loans secured by deposit accounts. As of December 31, 2000, consumer loans totaled $26.6 million or 9.1 percent of the Company's total loan portfolio. Equity lines of credit are predominately made at rates which adjust periodically and are indexed to the prime rate. Some consumer loans are offered on a fixed-rate basis depending upon the borrower's preference. The Company's equity lines of credit are generally secured by the borrower's principal residence and a personal guarantee. At December 31, 2000, equity lines of credit totaled $14.0 million, or 52.6 percent of consumer loans.

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

         Loan Commitments. The Company issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made with specified terms and conditions for periods of up to 60 days, during which time the interest rate is locked-in. If a loan is not scheduled to close immediately after approval, the Company charges a fee for a loan commitment based on a percentage of the loan amount. The loan commitment fee is credited towards the closing costs of the loan if the borrower receives the loan from the Company. If the potential borrower chooses to borrow funds from another institution, the commitment fee is nonrefundable. At December 31, 2000, the Company had commitments to originate loans of $2.2 million, as well as commitments to fund the undisbursed portion of construction loans in process of $3.6 million and commitments to fund commercial and personal lines of credit of $86.1 million.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Company generally receives loan origination fees. The Financial Accounting Standards Board (FASB) issued SFAS No. 91 in December 1986 that deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS No. 91 are recognized in income immediately upon the sale of the related loan. At December 31, 2000, the Company had $29,000 of outstanding net deferred loan fees and costs.

         In addition to loan origination fees, the Company also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. The Company recognized loan servicing fees on loans sold and late charges of $222,000, $204,000, and $203,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         Loans to One Borrower. Current Indiana regulations limit loans to one borrower in an amount equal to 15 percent of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10 percent of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, but not real estate). The Company's Indiana subsidiaries had maximum loan to one borrower limits of approximately $4.3 million and $1.2 million at December 31, 2000, for CBSI and HBSI, respectively. Kentucky law limits loans or other extensions of credit to any borrower to 20% of CBKY's paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2000, the maximum which CBKY could lend to any one borrower equaled $1.4 million uncollateralized and $2.1 million if the borrower provided collateral. The Company's subsidiaries are in compliance with the loans-to-one borrower limitations.


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

         Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value, less costs to sell. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value. At December 31, 2000, the Company did not own any property acquired as the result of foreclosure or by deed in lieu or foreclosure.

         The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated. At December 31, 2000, the Company had no restructured loans within the meaning of SFAS No. 15. It is the Company's policy to generally not accrue interest on loans delinquent more than 90 days.

                                                                         At December 31,
                                                                         ---------------
                                                                         (In thousands)
                                             2000            1999             1998             1997            1996
                                             ----            ----             ----             ----            ----
Loans accounted for on a non-
   accrual basis:
      Residential mortgage loans               $  180           $  24           $  102           $  294         $ 1,557
      Commercial real estate                      862             120              368                -               -
      Consumer                                     10               1                -               22               -
                                          ------------    ------------    -------------    -------------   -------------
            Total                             $ 1,052          $  145           $  470           $  316         $ 1,557
                                          ============    ============    =============    =============   =============

Non-accrual loans as a
  percentage of total gross loans               0.36%           0.06%            0.23%            0.18%           0.93%
                                          ============    ============    =============    =============   =============

Foreclosed real estate (1)                      $   -           $  13           $  200           $  724          $  101
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

                                                                    Year Ended December 31,

                                                                         (In thousands)

                                                             2000            1999             1998
                                                             ----            ----             ----
Interest income that would
      have been recorded if all non-accrual
      loans were on a current basis                              $ 34            $ 11             $ 28
                                                          ============    ============    =============

Interest income actually recorded                                $  -            $  -             $  -
                                                          ============    ============    =============

         The following table sets forth information with respect to loans which are still accruing interest but are contractually past due 90 days or more at December 31, 2000:

                                                        At December 31, 2000       Number of loans
                                                        -------------------------- ---------------------
                                                             (In thousands)

Residential real estate                                                    $   17                     3
Commercial real estate and business                                           259                     5
Consumer loans                                                                868                     6
                                                        -------------------------- ---------------------
      Total                                                              $  1,144                    14
                                                        ========================== =====================

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

         At December 31, 2000, the Banks had $5.2 million classified as special mention assets, $6.0 million classified as substandard assets, and $958,000 classified as impaired assets.

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

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Banks' allowance for loan losses at the dates indicated.

                                                                                          At
                                                                                     December 31,
                                                          2000             1999          1998             1997           1996
                                                          ----             ----          ----             ----           ----
                                                                                     (In thousands)
         Total loans outstanding                           $ 287,859      $ 246,018     $ 199,575        $ 170,865     $ 165,696
         Average loans outstanding                           285,470        224,119       193,725          169,651       156,895

         Balance at beginning of period                      $ 1,741        $ 1,276       $ 1,014           $  816        $  700

         Adjustment to conform pooled
         affiliate's fiscal year end                               -              -             8                -             -

         Provisions
             Residential                                          75            100            88               86            68
             Commercial                                        1,034            508           242              132            17
             Consumer                                             88             46            24                8            43
                                                     ----------------  -------------  -------------------------------------------
                                                               1,197            654           354              226           128
                                                     ----------------  -------------  -------------------------------------------

         Charge-offs
             Residential                                           -           (24)          (32)             (11)             -
             Commercial                                         (52)          (136)          (52)             (10)             -
             Consumer                                           (17)           (31)          (20)             (13)          (16)
                                                     ----------------  -------------  -------------------------------------------
                                                                (69)          (191)         (104)             (34)          (12)
                                                     ----------------  -------------  -------------------------------------------

         Recoveries
             Residential                                           -              -             1                -             4
             Commercial                                            -              -             3                -             -
             Consumer                                              -              2             -                6             -
                                                     ----------------  -------------  ------------    ------------- -------------
                                                                   -              2             4                6             4
                                                     ----------------  -------------  ------------    ------------- -------------

             Balance at end of period                        $ 2,869        $ 1,741       $ 1,276          $ 1,014        $  816
                                                     ================  =============  ============    ============= =============

         Allowance for loans losses as a percent
             of total loans outstanding                         .97%           .69%          .64%             .59%          .49%
         Net loans charged off as a percent
             of average loans outstanding                       .02%           .08%          .05%             .02%          .01%

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



                                                                    At December 31,
                           2000                   1999                   1998                   1997                  1996
                                                                  (Dollars in thousands)
                              Percent of             Percent of             Percent of             Percent of           Percent of
                               Loans in               Loans in               Loans in               Loans in             Loans in
                              Category to           Category to             Category to            Category to          Category to
                     Amount   Total Loans   Amount  Total Loans    Amount   Total Loans   Amount   Total Loans   Amount Total Loans
Residential loans      $172      34.60%       $501       40.90%      $425       51.90%      $360      64.20%       $358    43.90%
Commercial loans      2,496      56.30%      1,126       52.20%       754       41.20%       561      29.00%        393    48.20%
Consumer loans          201       9.10%        114        6.97%        97        6.90%        93       6.80%         65     8.00%

   Total             $2,869     100.00%     $1,741      100.00%    $1,276      100.00%    $1,014     100.00%       $816   100.00%

Investment Activities

         In 2000, the Company has sought to decrease the percentage of its assets invested in securities issued or guaranteed by the U.S. Government or an agency thereof. The emphasis on reducing the Company's investment portfolio has been to (i) improve the Banks' interest rate sensitivity by reducing the average term to maturity of the Banks' assets, (ii) improve liquidity, and (iii) effectively reinvest excess funds.

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

Liquidity levels may be increased or decreased depending upon a) management's projections as to the short term demand for funds to be used in each Banks' loan origination and other activities, b) upon the yields on available investment alternatives and its expectation of yields that will be available in the future, and c) management's projections as to the short term demand for funds to be used in each Banks' loan origination and other activities. To increase effective liquidity the Company transferred it's entire portfolio of held-to-maturity securities into the available-for-sale category persuant to its adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities effective October 1, 2000.

Securities Analysis
              The following table sets forth the securities portfolio as of December 31 for the years indicated.

                                                           2000                        1999                         1998
                                                 ------------------------- -------------------------- ----------------------------

                                                                  Weighted                     Weighted                    Weighted
                                                 Fair   Amortized  Average   Fair   Amortized  Average   Fair   Amortized   Average
                                                 Value    Cost      Yield    Value    Cost      Yield    Value     Cost      Yield
                                                 -----    ----      -----    -----    ----      -----    -----     ----      -----
Securities Held to Maturity (1)
  Debt securities:
    Federal Agency:
      Due in one year or less                       -        -       0.00%    $994   $1,000     5.00%     $994    1,000      2.95%
      Due after one year through five years         -        -       0.00%   3,833    4,000     6.00%    2,979    3,000      5.57%
      Due after five years through ten years        -        -       0.00%  37,677   40,170     6.44%   39,151   39,174      6.49%
      Due after ten years                           -        -       0.00%  19,212   21,085     6.78%   16,006   16,085      6.61%
    Municipal
      Due in one year or less                       -        -       0.00%       -        -     0.00%        -        -      0.00%
      Due after one year through five years         -        -       0.00%     622      630     4.45%      640      633      4.05%
      Due after five years through ten years        -        -       0.00%       -        -     0.00%        -        -      0.00%
      Due after ten years                           -        -       0.00%   3,558    3,626     5.50%    2,806    2,696      5.59%

   Corporate                                        -        -       0.00%     953    1,010     7.20%        -        -      0.00%
   Mortgage backed securities (3)                   -        -       0.00%  25,056   26,388     6.46%   29,197   29,194      6.31%
                                              ---------------------------- --------------------------  ---------------------------
        Total securities held to maturity           -        -       0.00% $91,905  $97,909     6.45%  $91,773  $91,782      6.34%
                                              ============================ ==========================  ===========================

Securities available for sale(2)
   Federal Agency                             $54,572  $55,755       6.47%      $-        -     0.00%       -         -      0.00%
   Mortgage backed securities (3)              23,651   23,954       6.54%   4,057    4,182     6.93%    $666      $666      6.38%
   Municipal (All due after ten yrs)            7,219    7,136       5.31%   2,371    2,630     5.00%       -         -      0.00%
   Corporate                                      994    1,004       6.55%       -        -     0.00%       -         -      0.00%
   Common stock                                     -        -       0.00%       -        -     0.00%     250       250        N/A
                                              ---------------------------- --------------------------  ---------------------------
       Total securities available for sale    $86,436  $87,849       6.41%  $6,428   $6,812     6.19%    $916      $916      6.38%

Restricted equity securities
              FHLB stock                       $7,601   $7,601       8.16%  $7,362   $7,362     8.00%  $3,346    $3,346      8.00%

(1) Securities held to maturity are carried at amortized cost.
(2) Securities available for sale are carried at fair value.
(3) The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

Sources of Funds

         General. The major source of funds for the Company is dividends from its subsidiary Bank, which are limited by FDIC regulations. See "Limitations of Capital Distributions." The following discusses the sources of funds for the Banks. Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, the Banks derive funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, and continuing operations. Advances from the FHLB of Indianapolis are an additional source of funding for CBSI and HBSI, while the FHLB of Cincinnati is utilized for advances for CBKY. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer-term basis for general business purposes.

         Deposits. Consumer and commercial deposits are attracted principally from within the Banks' primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposit, term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more) and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Banks regularly evaluate the internal cost of funds, survey rates offered by competing institutions, review cash flow requirements for lending and liquidity, assess the interest rate risk position, and execute rate changes when deemed appropriate. The Banks do not obtain funds through brokers, nor do they actively solicit funds outside their primary market area.

Jumbo certificates of deposit with principal amounts of $100,000 or more constituted $45.9 million, or 17.8 percent of the Company's total deposit portfolio at December 31, 2000. Jumbo deposits include deposits from various business entities, individuals and local governments and authorities. Jumbo deposits make the Banks susceptible to large deposit withdrawals if one or more depositors withdraw deposits. Such withdrawals may adversely impact the Banks' cost of funds, liquidity and funds available for lending. However, as part of the Banks' asset/liability management strategy, each entity and the Company as a whole attempts to reduce this risk by matching the maturities of its jumbo deposits with the maturities or repricing intervals of a similar amount of assets such as investment securities or mortgage-backed securities.

The table below presents the average balance, interest expense, and average rate paid by period for each major deposit category.

                                                         Year Ended December 31,
                                    ------------------------------------------------------------------
                                       2000                   1999                 1998
                                    ---------------------   ------------------  ----------------------
                                                 Average               Average              Average
                                    Average      Yield/    Average      Yield/   Average     Yield/
                                     Balance      Cost      Balance      Cost     Balance     Cost
                                     -------      ----      -------      ----     -------     ----
                                                          (Dollars in Thousands)
     Deposits:
          Demand deposits               53,112     2.39%       52,355   2.48%       37,843      2.31%
          Savings                       44,935      4.22       40,940               36,616       3.21
                                                                         3.48
          Time                         144,125      6.07      125,988              129,407       5.62
                                                                         5.22
                                    -----------            -----------           ----------
     Total deposits                    242,172      4.73      219,283    4.24      203,866       4.58
                                    =====================  ===================   =====================

     Time  Deposits.   The  following   table  indicates  the  amount  of  jumbo
certificates of deposits (i.e. $100,000 or greater balance) by time remaining until maturity as of December 31, 2000.

                                                                   Certificates
                   Maturity Period                                  of Deposits
                   ---------------                                  -----------
                                                                  (in thousands)

             Three months or less                                    $ 16,927
             Three through six months                                   4,640
             Six through twelve months                                 11,583
             Over twelve months                                        12,720
                                                                --------------
                Total                                                 $45,870
                                                                ==============

         In the unlikely event of liquidation of either of the Banks, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company as sole stockholder of the Banks.

         Borrowings. Deposits are the primary source of funds of the Banks' lending and investment activities and for its general business purposes. The Banks, if the need arises, may rely upon advances from the Federal Home Loan Banks (FHLB) of Indianapolis and Cincinnati as well as the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by a blanket collateral pledge of the unpaid principal balance of permanent 1-4 family residential mortgage loans, the outstanding balance of U.S. Government and Agency securities (including FHLMC, FNMA, and GNMA mortgage-backed securities), and the outstanding balance of securities representing a whole interest in 1-4 family residential mortgage loans. At December 31, 2000, the Banks had $91.8 million in advances outstanding from the FHLB's of Indianapolis and Cincinnati. Of the $91.8 million in advances outstanding, $89 million were putable advances whereby the Federal Home Loan Bank will automatically convert the fixed rate advance to a variable rate should the market interest rate exceed a predetermined strike rate.

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

         Short-term Borrowings. The Banks also obtain funds through the offering of retail repurchase agreements. Retail repurchase agreements represent overnight borrowings from deposit customers secured by debt securities under the control of the Banks. As of December 31, 2000, the Banks had $22.5 million of retail repurchase agreements outstanding. In the event of a need for funds in an overnight capacity, HBSI maintains a $500,000 line of credit with the FHLB of Indianapolis.

         The following table sets forth certain information regarding borrowings by the Company at the end of and during the periods indicated:

                                                                             At December 31,
                                                                             ---------------
                                                                      2000         1999        1998
                                                                      ----         ----        ----
                                                                          (Dollars in thousands)
         Weighted average rate paid on:
             FHLB advances                                               6.00%        5.54%       5.11%
             Retail repurchase agreements                                5.82%        4.79%       4.10%

         Amount of retail repurchase agreements                        $22,547      $28,182     $19,499

                                                                          During the Year Ended
                                                                               December 31,
                                                                               ------------
                                                                      2000         1999        1998
                                                                      ----         ----        ----
                                                                          (Dollars in thousands)
         Weighted average rate paid on:
             Retail repurchase agreements                                5.57%        4.25%       3.36%

         Maximum amount of borrowings      outstanding
         at any month end:
             FHLB Advances                                             $99,000      $87,750     $56,000
             Retail repurchase agreements                              $25,636      $30,488     $19,499

         Approximate average short-term borrowings outstanding with respect to:
             FHLB Advances                                             $94,220      $70,841     $40,081
             Retail repurchase agreements                              $21,688      $21,907     $15,009


Personnel

         As of December 31, 2000, the Company had 123 full-time employees. CBSI employed 41 full-time and 6 part-time employees. HBSI employed 15 full-time and 1 part-time employee as of December 31, 2000. Finally, CBKY employed 12 full-time and 2 part-time employees as of December 31, 2000. None of these entity's employees are represented by a collective bargaining group. The Company and three subsidiary Banks believe their respective relationships with their employees to be good.


Regulation and Supervision

         As a bank holding company, the Company is regulated under the Bank Holding Company (BHC) Act of 1956, as amended (the "Act"). The Act limits the business of bank holding companies to banking, managing or controlling banks and other subsidiaries authorized under the act, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. The Company is registered with and is subject to regulation by the Federal Reserve. Among other things, applicable statutes and regulations require the Company to file an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act and the regulations which implement the Act. The Federal Reserve Board also conducts examinations of the Company.

              The Act provides that a bank holding company must obtain the prior approval of the Federal Reserve to acquire more than 5 percent of the voting stock or substantially all the assets of any bank or bank holding company. The Company currently has no formal agreement or commitments about any such transaction. However, the Company evaluates opportunities to invest in or acquire other banks or bank holding companies as they arise and may engage in these transactions in the future. The Act also provides that, with certain exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or (ii) own or control more than 5 percent of the voting shares of any company that is not a bank, including any foreign company. In addition, the Federal Reserve Act restricts the Bank's extension of credit to the Company.

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

         In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Federal Reserve considers whether any such activity by an affiliate of the holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh any possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve has cease-and-desist powers over parent holding companies and nonbanking subsidiaries if their actions constitute a serious threat to the safety, soundness, or stability of a subsidiary bank.

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

         On November 12, 1999, Congress enacted the Gramm-Leach-Bliley Act (previously known as the Financial Services Modernization Act of 1999). The Gramm-Leach-Bliley Act permits bank holding companies to qualify as "financial holding companies" that may engage in a broad range of financial activities, including underwriting, dealing in and making a market in securities; insurance underwriting and agency activities; and merchant banking. The FRB is authorized to expand the list of permissible financial activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in nearly all of the activities permitted for financial holding companies. The company has not currently elected the status of financial holding company.

         The Gramm-Leach-Bliley Act also imposes significant new financial obligations and reporting requirements on banks as well as on other financial institutions. Among other things, financial institutions are required to (a) establish privacy policies and disclose them to customers both at the time of establishing the customer relationship and on an annual basis, and (b) permit customers to opt out of the financial institution's disclosure of customer nonpublic personal information to third parties that are not affiliated with the financial institution.

         As state chartered commercial banks, CBSI, HBSI, and CBKY are subject to examination, supervision and extensive regulation by the FDIC and their respective Departments of Financial Institutions (DFI). CBSI and HBSI are members of and own stock in the FHLB of Indianapolis, while CBKY is a member of and owns stock in the FHLB of Cincinnati. The FHLB institutions located in Indianapolis and Cincinnati are each one of the twelve regional banks in the Federal Home Loan Bank System. CBSI, HBSI, and CBKY are also subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Banks are subject are intended primarily for the protection of their customers and depositors, and not shareholders.

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

         Federal Regulation of Commercial Banks. The FDIC has extensive authority over the operations of all insured commercial banks. As part of this authority, the Banks are required to file periodic reports with the FDIC and DFI and are subject to periodic examinations by both agencies. In the course of these examinations the examiners may require the Banks to provide for higher general loan loss reserves. (Financial institutions in various regions of the United States have been called upon by examiners to write down assets to their fair market values and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate).

         The investment and lending authority of a state-chartered bank is prescribed by federal laws and regulations, and such banks are prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all state chartered banks.

         State banks are subject to the same current national bank limits on maximum loans to one borrower. Generally, banks may not lend to a single or related group of borrowers on an unsecured basis an amount in excess of the greater of $500,000 or 15 percent of the bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10 percent of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities, but generally does not include real estate. See "Lending Activities -- Loans to One Borrower" for a discussion of the effect of this requirement on the Banks.


Federal Regulations

         Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2000 the Banks were in compliance with the above restrictions.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiaries to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets and of Tier I capital to average assets. As of December 31, 2000, the Company met all capital adequacy requirements to which it is subject.

         The following table sets forth the Company's capital position at December 31, 2000, as compared to the minimum capital requirements.

                                                                  Required
                                                                 For Capital
                                        Actual               Adequacy Purposes:           Excess
(Dollars in thousands)            Amount      Ratio          Amount        Ratio          Amount
                                  ------      -----          ------        -----          ------

As of December 31, 2000

Total Capital (to Risk
Weighted Assets):
Consolidated                        $44,439      15.5%          $22,903        8.0%         $21,536

Tier I Capital (to Risk
Weighted Assets):
Consolidated                        $41,569      14.5%         $ 11,451        4.0%         $30,118

Tier I Capital (to Average
Assets):
Consolidated                        $41,569       9.9%         $ 16,810        4.0%         $24,759

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

             Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the Improvement Act, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2000, the Company and each of the subsidiary Banks was deemed well-capitalized for purposes of the above regulations.

         Federal Home Loan Bank System. CBSI and HBSI are both members of the FHLB of Indianapolis, and CBKY is a member of the FHLB of Cincinnati. The FHLB of Indianapolis and the FHLB of Cincinnati are each one of the 12 regional FHLB's that, prior to the enactment of FIRREA, were regulated by the Federal Home Loan Bank Board (FHLBB). FIRREA separated the home financing credit function of the FHLB's from the regulatory functions of the FHLB's regarding savings institutions and their insured deposits by transferring oversight over the FHLB's from the FHLBB to a new federal agency, the Federal Home Financing Board ("FHFB").


         As members of the FHLB Banking system, CBSI, HBSI, and CBKY are required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2000, $5.9 million, $900,000, and $831,000 of FHLB stock were outstanding for CBSI, HBSI, and CBKY, respectively, which was in compliance with this requirement. In past years, CBSI, HBSI, and CBKY have received dividends on its FHLB stock.

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

         Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2000, the Company had $91.8 million in advances from the FHLB.

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

         Insurance of Accounts. Each Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation). Deposits of CBSI and CBKY are insured by the Savings Association Insurance Fund (SAIF), while HBSI's deposits are insured by the Bank Insurance Fund (BIF). This insurance is backed by the full faith and credit of the United States Government. The SAIF and the BIF are both administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk-related premium system. Each insured institution is assigned to one of three capital groups, well capitalized, adequately capitalized or under capitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution's primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the nine risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well capitalized, subgroup "A" category institutions are assessed the lowest insurance rate, while institutions assigned to the under capitalized subgroup "C" category are assessed the highest insurance rate. As of December 31, 2000 the subsidiary banks were assigned to the well-capitalized, subgroup "A" category. During 2000, CBSI, HBSI and CBKY paid an annual insurance rate of 2.1 cents per $100 of deposits.

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

         On September 30, 1996, all SAIF member institutions were charged a one-time assessment to increase SAIF's reserves to $1.25 per $100 of insured deposits. The aggregate one-time assessment paid by CBSI and CBKY amounted to $1.3 million with an after tax impact of approximately $779,000.

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

         The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. As of December 31, 2000, no reserves were required to be maintained on the first $5.0 million of transaction accounts, reserves of 3% were required to be maintained against the next $42.8 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

              In 2000, the Indiana financial institution tax law was amended to treat resident financial institutions the same as nonresident financial institutions by providing for apportionment of Indiana income based on receipts in Indiana. This revision allowed for the exclusion of receipts from out of state sources and federal government and agency obligations. This change was effective retroactively to January 1, 1999. The provision of income taxes for 2000 includes a credit of $88,927 in recognition of this change.

ITEM 2.  PROPERTIES

         The Company conducts its business through the main office located in New Albany, Indiana, and eight branch offices of its subsidiaries CBSI and HBSI located in Clark and Floyd Counties, Indiana, and two branch offices of its CBKY subsidiary in Nelson County, Kentucky. The following table sets forth certain information concerning the main offices and each branch office at December 31, 2000. The aggregate net book value of premises and equipment was $10.3 million at December 31, 2000.

                                                                               Owned or Leased
Location                                                        Year Opened
Community Bank of Southern Indiana:
101 West Spring St. - Main Branch                                   1999            Owned
New Albany, IN  47150

202 East Spring St. - Drive Thru for Main Branch                    1937            Leased
New Albany, IN  47150

2626 Charlestown Road                                               1995            Owned
New Albany, IN  47150

480 New Albany Plaza                                                1974           Leased
New Albany, IN 47130

901 East Highway 131                                                1981            Owned
Clarksville, IN  47130

701 Highlander Point Drive                                          1990            Owned
Floyds Knobs, IN  47119

102 Heritage Square                                                 1992            Owned
Sellersburg, IN  47172

Heritage Bank of Southern Indiana:
201 W. Court Ave.                                                   1996            Owned
Jeffersonville, IN 4710

5112 Highway 62                                                     1997            Owned
Jeffersonville, IN  47130

Community Bank of Kentucky:
 106A West John Rowan Blvd.                                         1997            Owned
Bardstown, KY 40004

119 East Stephen Foster Ave.                                        1972            Owned
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          See page 22 of the Annual Report to Stockholders incorporated herein as Exhibit 13, which is incorporated herein by reference to information under the heading "Market Price of Community Bank Shares of Indiana, Inc. and Related Shareholder Matters."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

         See pages 8, 9 and 13 of the Annual Report to Stockholders incorporated herein as Exhibit 13, which are incorporated herein by reference to information under the headings "Financial Condition Data," "Key Operating Ratios," and "Summary of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See pages 6 - 22 of the Annual Report to Stockholders incorporated herein as Exhibit 13, which are incorporated herein by reference to information under the heading "Management's Discussion and Analysis."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See pages 21 -22 of the Annual Report to Stockholders incorporated herein as Exhibit 13, which are incorporated herein by reference to information under the heading "Market Risk Analysis."

ITEM 8.  FINANCIAL STATEMENTS

         See  pages  26  -  54  of  the  2001  Annual  Report  to   Stockholders
incorporated herein as Exhibit 13, which are incorporated herein by reference to information under the heading "AUDITOR'S REPORT."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         See page 23 of the Annual Report to Stockholders incorporated herein as
Exhibit 13, which are incorporated herein by reference to information under the headings "Change In or Disagreements with Accountants".

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

      Information concerning Directors and executive officers of the Registrant and reporting under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001.

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference to the information under the headings "Executive Compensation",
"Compensation of Directors", "Defined Benefit Pension Plans", "Defined Contribution 401(k) Plan", "Employee Stock Ownership Plan", "Stock Incentive Plan", "Employment Agreement" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information concerning security ownership of certain owners and management is incorporated herein by reference to the information under the heading
"Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning relationships and transactions is incorporated herein by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation", "Indebtedness of Management", and "Other Transactions with Management and Related Parties" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001.

                                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

      (a)(1)  Financial Statements

    The following information appearing in the Registrant's Annual Report to Stockholders for the year ended December 31, 2000, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                                                 Page in Annual
Annual Report Section                                                                                Report

Selected Financial Data                                                                             9, 10, 15

Management's Discussion and Analysis
of Financial Condition and Results
of Operations                                                                                        6 - 22

Change in or disagreements with Accountants                                                            23

Independent Auditor's Report                                                                           26

Consolidated Balance Sheets as of December 31, 2000 and 1999                                           27

Consolidated Statement of Stockholders' Equity
for the years ended December 31, 2000, 1999 and 1998                                                   28

Consolidated Statements of Income for the years ended
December 31, 2000, 1999, and 1998                                                                      29

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999, and 1998                                                                      30

Notes to Consolidated Financial
Statements                                                                                           31 - 54

    (a)(2)  Financial Statement Schedules

    All financial statement schedules have been omitted as the required information is inapplicable or the required information has been included in the Consolidated Financial Statements or notes thereto.

 (a) (3)               Exhibits



Exhibit
 Number        Document

  3.1   Articles of Incorporation   (1)

  3.2   Bylaws  (1)

  4.0   Common Stock Certificate *  (1)

 10.1   Employment Agreement with Dale L. Orem *

 10.2   Retirement Agreement with Robert E. Yates *

 10.3   Employment Agreement with Michael L. Douglas * (2)

 10.4   Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan * (3)

 10.5   Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan * (4)

 10.6   Employment Agreement with James T. Rickard * (5)

 13.0   Annual Report to Security Holders

 21.0   Subsidiaries of Registrant

 23.0   Consent of Monroe Shine & Co., Inc.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.

(1) Incorporated herein by reference to Registration Statement on Form S-1 filed December 9, 1994, (File No. 33-87228).

(2) Incorporated by reference to the Annual Report of Form 10-K filed March 30, 2000.

(3) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration statement No. 333- 60089.

(4) Incorporated by reference from the exhibits filed with the Registration statement on Form S-3, and any amendments thereto, Registration Statement No. 333-40211.

(5) Incorporated by reference to the Annual Report of Form 10-K filed March 30, 2001.

    (b) Reports on Form 8-K: A report of Form 8-K was filed on March 30, 2000, announcing that the Company's Board of Directors of Community Bank Shares of Indiana, Inc. (the "Company") authorized the repurchase of up to $4,000,000 of the Company's outstanding common stock. A report of Form 8-K was filed on August 23, 2000, announcing Michael L.Douglas' resignation as President and CEO of Community Bank Shares, Inc. (the "Company"). James D. Rickard was appointed the new President and CEO of the Company. Mr. Douglas was to serve as Executive Vice President and Chief Operating Officer for Community Bank Shares of Indiana, Inc. and President and Chief Executive Officer for Community Bank until Douglas' retirement in early 2001. A report on Form 8-K was filed on November 1, 2000, announcing, under item 5 of that report, the appointment of the Company's Chief Financial Officer, Paul A. Chrisco. Lastly, a report of form 8-K was also filed on November 1, 2000, announcing, under item 5 of that report, that Michael L. Douglas resigned from his duties as executive vice president, chief operating officer, and director of Community Bank Shares of Indiana, Inc. effective October 24, 2000. This resignation was in preparation for Mr. Douglas' retirement from Community Bank Shares, which is slated to occur in May of 2001.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMMUNITY BANK SHARES OF INDIANA, INC.

Date: March 30, 2001                By:     \s\ James Rickard
                                            -----------------
                                            JAMES RICKARD
                                            President, Chief Executive
                                            Officer and Director

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
         Date: March 30,2001                        Date: March 30,2001

By:      \s\ Robert J. Koetter, Sr.         By:     \s\ Steven Stemler
         --------------------------                 ------------------
         ROBERT J. KOETTER, SR.,                    STEVEN STEMLER,
         Director                                   Director
         Date: March 30,2001                        Date: March 30,2001

By:      \s\ Gary L. Libs                   By:     \s\ Dale L. Orem
         -------------------                        ----------------
         GARY L. LIBS,                              DALE L. OREM,
         Director                                   Director
         Date: March 30,2001                        Date: March 30,2001

By:      \s\ James W. Robinson              By:     \s\ Paul A. Chrisco
         ---------------------                      -------------------
         JAMES W. ROBINSON,                         PAUL A. CHRISCO,
         Director                                   Vice President,
         Date: March 30,2001                        Chief Financial Officer
                                                    Date: March 30,2001
By:      \s\ Gordon L. Huncilman
         ---------------------
         GORDON L. HUNCILMAN,
         Director
         Date: March 30,2001

By:      \s\ Kerry M. Stemler
         ---------------------
         KERRY M. STEMLER,
         Director
         Date: March 30,2001

By:      \s\ James Rickard
         -----------------
         JAMES RICKARD,
         President, Chief Executive
         Officer, and Director
         Date: March 30,2001

Exhibit Index


Exhibit
 Number        Document

  3.1   Articles of Incorporation   (1)

  3.2   Bylaws  (1)

  4.0   Common Stock Certificate *  (1)

 10.1   Employment Agreement with Dale L. Orem *

 10.2   Retirement Agreement with Robert E. Yates *

 10.3   Employment Agreement with Michael L. Douglas * (2)

 10.4   Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan * (3)

 10.5   Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan * (4)

 10.6   Employment Agreement with James T. Rickard * (5)

 13.0   Annual Report to Security Holders

 21.0   Subsidiaries of Registrant

 23.0   Consent of Monroe Shine & Co., Inc.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.

(1) Incorporated herein by reference to Registration Statement on Form S-1 filed December 9, 1994, (File No. 33-87228).

(2) Incorporated by reference to the Annual Report of Form 10-K filed March 30, 2000.

(3) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration statement No. 333- 60089.

(4) Incorporated by reference from the exhibits filed with the Registration statement on Form S-3, and any amendments thereto, Registration Statement No. 333-40211.

(5) Incorporated by reference to the Annual Report of Form 10-K filed March 30, 2001.