Form 10-Q
period 2001-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2001-05-15
CIK 933590

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                            FORM 10-Q

                           (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended MARCH 31, 2001

                             OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to____________________________

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



       Registrant's telephone number, including area code 812-944-2224

                                 Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report
-------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,508,163 shares of common stock were outstanding as of May 14, 2001.

                     COMMUNITY BANK SHARES OF INDIANA, INC.


                                      INDEX

Part I     Financial Information                                            Page

            Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets                                       3

             Consolidated Statements of Income                                 4

             Consolidated Statements of Stockholders' Equity                   5

             Consolidated Statements of Cash Flows                             6

             Notes to consolidated financial statements                      7-9

            Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10-15

            Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                                16

Part II           Other Information                                           17

Signatures                                                                    18



                       PART I - FINANCIAL INFORMATION
           COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)


                                                             March 31,               December 31,
                                                               2001                     2000
ASSETS                                                                (In thousands)
Cash and due from banks                                      $   7,634              $    12,805
Interest bearing deposits with banks                            11,358                    5,630
Securities available for sale, at fair value                    82,888                   86,436
Loans receivable, net                                          283,116                  287,859
Federal Home Loan Bank stock, at cost                            7,616                    7,601
Foreclosed real estate                                             560                        -
Premises and equipment                                          10,579                   10,291
Accrued interest receivable                                      2,756                    3,140
Other assets                                                       755                    2,459
                                                         --------------------------------------------
    Total Assets                                            $  407,262              $   416,221
                                                         ============================================

LIABILITIES
Deposits                                                    $  253,998              $   258,222
Short-term borrowings                                           19,925                   22,547
Advances from Federal Home Loan Bank                            89,000                   91,800
Accrued expenses and other liabilities                           2,255                    2,764
                                                          --------------------------------------------
    Total Liabilities                                          365,178                  375,333
                                                          --------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock without par value
  Authorized 5,000,000 shares; none issued                           -                        -
Common stock of $.10 par value per share
  Authorized 10,000,000 shares; issued 2,728,298 shares            273                      273
Additional paid-in capital                                      19,494                   19,491
Retained earnings                                               25,613                   25,164
Unearned ESOP and performance shares                             (195)                    (220)
Accumulated other comprehensive income                               6                    (854)
Less treasury stock, at cost - 201,191 shares (190,191
  shares at December 31, 2000)                                 (3,107)                  (2,966)
                                                          --------------------------------------------
    Total Stockholders' Equity                                  42,084                   40,888
                                                          --------------------------------------------
    Total Liabilities and Stockholders' Equity              $  407,262              $   416,221
                                                          ============================================

See accompanying notes to consolidated financial statements.



                             PART I - FINANCIAL INFORMATION
                COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                                                              Three Months Ended
                                                                       March 31,
                                                       2001                     2000
INTEREST INCOME                                    (In thousands, except per share data)
  Loans receivable, including fees                 $     6,158              $     5,241
  Taxable securities                                     1,247                    1,581
  Nontaxable securities                                     90                       90
  Federal Home Loan Bank dividends                         152                      145
  Interest bearing deposits with banks                     109                       55
                                             -------------------------------------------------
 Total interest income                                   7,756                    7,112
INTEREST EXPENSE
  Deposits                                               3,045                    2,372
  Short-term borrowings                                    278                      411
  Advances from Federal Home Loan Bank                   1,337                    1,247
                                             -------------------------------------------------
       Total interest expense                            4,660                    4,030
       Net interest income                               3,096                    3,082
  Provision for loan losses                                207                      181
                                             -------------------------------------------------
       Net interest income after provision
         for loan losses                                 2,889                    2,901
NON-INTEREST INCOME
  Service charges on deposit accounts                      207                      126
  Commission on sale of investment products                219                      160
  Gain on sale of loans                                     63                       34
  Loss on sale of securities available for sale           (18)                        -
  Gain on sale of premises and equipment                     -                       86
  Loan servicing income, net of amortization                28                       31
  Other income                                              34                       16
                                              -------------------------------------------------
   Total non-interest income                               533                      453
                                              -------------------------------------------------
NON-INTEREST EXPENSE
  Compensation and benefits                              1,180                    1,225
  Occupancy and equipment                                  340                      305
  Data processing service                                  209                      189
  Other operating expenses                                 381                      424
                                              -------------------------------------------------
       Total non-interest expense                        2,110                    2,143
                                              -------------------------------------------------
       Income before income taxes                        1,312                    1,211
  Income tax expense                                       478                      483
                                              =================================================
       Net Income                                   $      834               $      728
                                              =================================================
  Net income per common share, basic                $     0.33               $     0.28
                                              =================================================
                                              =================================================
  Net income per common share, diluted              $     0.33               $     0.28
                                              =================================================
See accompanying notes to consolidated financial statements.


                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (Dollar amounts in thousands, except per share data)
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------------------
                                                                                           Unearned
                                                                           Accumulated       ESOP
                                                      Additional              Other          and                   Total
                                             Common    Paid-In  Retained  Comprehensive  Performance  Treasury  Stockholders'
                                              Stock    Capital  Earnings      Income        Shares      Stock     Equity
----------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2001                         $273  $ 19,491  $ 25,164    $  (854)      $ (220)  $(2,966)    $ 40,888

Cash dividend declared on
  common stock ($0.145 per share)                   -         -     (385)           -            -         -       (385)
Repurchase Common Stock, 11,000 shares              -         -         -           -            -     (141)       (141)
Commitment of 1,439 shares to be released
  under the ESOP                                    -         3         -           -           16         -          19
Performance share expense                           -         -         -           -            9         -           9
Comprehensive income:
  Net income                                        -         -       834           -            -         -         834
  Net changes in unrealized gains (losses)
    on securities available for sale, net           -         -         -         860            -         -         860
of tax
----------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                   1,694
----------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001                        $  273  $ 19,494  $ 25,613     $     6      $ (195) $ (3,107)    $ 42,084
----------------------------------------------------------------------------------------------------------------------------


                     PART I - FINANCIAL INFORMATION
         COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                                              Three Months Ended
                                                                                 March 31,
                                                                              2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES                                           (In thousands)
  Net income                                                               $    834       $    728
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums, net                                             1              1
        Provision for loan losses                                               207            181
        Proceeds from sales of mortgage loans                                 3,337          7,218
        Mortgage loans originated for sale                                  (7,155)        (3,303)
        Net gain on sale of mortgage loans                                     (63)           (34)
        Net gain on sale of foreclosed real estate                                -            (3)
        Depreciation expense                                                    174            159
        Loss on sale of securities available for sale                            18              -
        Gain on sale of premises and equipment                                    -           (86)
        ESOP and performance share expense                                       28             32
        Federal Home Loan Bank stock dividends                                 (15)           (11)
        Decrease in accrued interest receivable                                 399              5
        Increase (decrease) in accrued interest payable                        (36)             25
        Net change in other assets/liabilities                                  610          1,112
                                                                         ----------------------------
          Net Cash Provided By Operating Activities                           2,220          2,143
                                                                         ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net (increase) decrease in interest bearing deposits with banks      (5,728)          2,189
        Proceeds from maturities of securities held to maturity                    -             25
        Proceeds from maturities of securities available for sale              1,010              -
        Proceeds from the sale of securities available for sale                2,982              -
        Principal collected on securities available for sale                     961             75
        Principal collected on securities held to maturity                         -          1,352
        Loan originations and principal payments on loans, net                 3,976       (14,610)
        Purchase of Federal Home Loan Bank stock                                   -          (140)
        Proceeds from sale of foreclosed real estate                               -             16
        Purchase of premises and equipment, net                                (245)          (462)
                                                                          ----------------------------
          Net Cash Provided (Used) By  Investing Activities                    2,739       (11,338)
                                                                          ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase (decrease) in deposits                                  (4,224)          4,925
        Net increase (decrease) in retail repurchase agreements              (2,622)        (1,889)
        Repayment of advances from Federal Home Loan Bank                    (9,800)       (16,500)
        Advances from Federal Home Loan Bank                                   7,000         24,500
        Purchase of treasury stock                                             (141)          (316)
        Dividends paid                                                         (343)          (376)
                                                                           ----------------------------
          Net Cash Provided (Used) By Financing Activities                  (10,130)         10,344
                                                                           ----------------------------

Net Increase (Decrease) in Cash and Due From Banks                           (5,171)          1,149
Cash and due from banks at beginning of period                                12,805          7,248
                                                                           ----------------------------
Cash and Due From Banks at End of Period                                   $   7,634      $   8,397
                                                                           ============================

See accompanying notes to consolidated financial statements.

                COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (the Company) was formally established on April 7, 1995. The Company is a multi-bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiaries (the Banks) are Community Bank of Southern Indiana (Community), Heritage Bank of Southern Indiana (Heritage), and Community Bank of Kentucky, formerly NCF Bank and Trust Company (Community of Kentucky). Community, Heritage, and Community of Kentucky are state-chartered stock commercial banks headquartered in New Albany, Indiana, Jeffersonville, Indiana, and Bardstown, Kentucky, respectively.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report for the year ended December 31, 2000.

The consolidated financial statements include the accounts of the Company and the Banks. All material intercompany balances and transactions have been eliminated in consolidation. 2. Loans Loans at March 31, 2001 and December 31, 2000 consisted of the following, rounded to nearest thousands:


                                       March 31,              December 31,
                                         2001                   2000
Real  estate loans:
  Residential                        $  89,862                $  91,310
  Residential construction               6,623                    6,928
  Commercial real estate                75,661                   76,185
Home equity lines of credit             13,658                   14,017
Commercial loans                        88,275                   89,659
Loans secured by deposit accounts          848                      999
Consumer loans                                                   11,630
  Gross loans receivable               285,940                  290,728
Less:                                __________                _________
  Allowance for loan losses            (2,824)                  (2,869)
                                     __________                _________
Loans receivable, net                $ 283,116                $ 287,859
                                     ==========                =========


            COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


3.  Securities

     Debt securities have been classified in the consolidated balance sheets according to management's intent.

     The amortized cost and fair value of available for sale and the related unrealized holding gains and losses were as follows:


                                                  Gross        Gross
                                                Amortized    Unrealized   Unrealized     Fair
                                                  Cost         Gains        Losses       Value
                                             ----------------------------------------------------
                                                                (in thousands)
March 31, 2001:
  Securities available for sale:
    Mortgage-backed securities                   $22,993         $188         $128     $23,053
    Federal Agency                                51,756           11          196      51,571
    Municipal                                      7,126          116            -       7,242
    Corporate                                      1,002           20            -       1,022
                                             ----------------------------------------------------
      Total securities available for sale        $82,877         $335         $324     $82,888
                                             ====================================================

December 31, 2000:
  Securities available for sale:
    Mortgage-backed securities                   $23,954          $44         $347     $23,651
    Federal Agency                                55,755            -        1,183      54,572
    Municipal                                      7,136           85            2       7,219
    Corporate                                      1,004            -           10         994
                                              ----------------------------------------------------
      Total securities available for sale        $87,849         $129       $1,542     $86,436
                                              ====================================================


4.  Deposits
                                                 March 31,           December 31,
                                                   2001                  2000
                                              --------------------------------------------
                                                             (in thousands)

Demand (interest-bearing)                        $43,119               $46,945
Savings                                           43,109                42,232
Certificates of deposits                         103,012                99,872
Certificates of deposits, $100,000 and over       44,969                45,870
                                              --------------------------------------------

Total interest bearing deposits                  234,209               234,919

Total non-interest bearing deposits               19,789                23,303
                                              --------------------------------------------

           Total deposits                       $253,998              $258,222
                                              ============================================


           COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

5.  Supplemental Disclosure for Earnings Per Share

                                                 Three months ended
In thousands, except for share                       March 31,
  and per share amounts                   -------------------------------
                                               2001             2000
                                          -------------   ---------------
Basic:

   Net income                                   $   834           $   728
                                          =============   ===============

   Weighted average
     common shares outstanding                2,513,507         2,604,905
                                          =============   ===============

Net income per share, basic                     $  0.33           $  0.28
                                          =============   ===============

Diluted:
   Net income                                   $   834           $   728
                                          =============   ===============

    Weighted average
      common shares outstanding               2,513,507         2,604,905
      Add:  Dilutive effect of outstanding
           options and performance share
            awards                                    -             3,562
                                          -------------   ---------------

    Weighted average common shares
      shares outstanding, as adjusted         2,513,507         2,608,467
                                          =============   ===============

Net income per share, diluted                   $  0.33           $  0.28
                                          =============   ===============



Stock options for 184,817 and 160,117 shares of common stock were excluded from the March 31, 2001 and March 31, 2000 diluted net income per share, respectively, because their impact was antidilutive. Stock grants of 2,600 shares were excluded from the March 31, 2001 diluted net income per share because their impact was antidilutive.

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

Financial Condition

Total assets decreased 2.2% from $416.2 million at December 31,2000 to $407.3 million at March 31, 2001, primarily as a result of decreases in cash and due from banks ($5.2 million), net loans receivable ($4.7 million), securities available for sale at fair value ($3.5 million), and other assets ($1.7 million). At the same time, interest-bearing bank deposits increased by $5.7 million. Funding provided by total liabilities decreased by $10.2 million, or 2.7%, as a result of decreases in deposits ($4.2 million), short-term borrowings ($2.6 million), and advances from Federal Home Loan Bank ($2.8 million).

Loans receivable, net, were $287.9 million at December 31, 2000, compared to $283.1 million at March 31, 2001, a 1.7% decrease. This decrease is primarily the result of decreases in commercial mortgage and business loans of $1.9 million, consumer loans (includes home equity lines of credit, loans secured by deposits accounts, and other consumer loans) of $1.1 million, and residential mortgage loans of $1.8 million. Commercial balances fell because of prepayments on a small number of high balance loans. The balance of residential mortgage loans fell because prepayments increased as market interest rates declined over the first quarter. Consumer loans decreased as loan repayments exceeded new loan volumes. The decline in residential mortgage loans will likely continue as the Company continues to sell most new mortgage loans into the secondary market. The company believes the decrease in consumer and commercial loans will be temporary and will reverse itself as the bottom of the interest rate cycle is approached.

Securities available for sale decreased from $86.4 million at December 31, 2000 to $82.9 million at March 31, 2001 as a result of sales and repayments of agency securities and principal repayments on mortgage-backed securities.

                                PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Cash and interest bearing deposits with banks increased slightly from $18.4 million at December 31, 2000 to $19.0 million at March 31, 2001 as a result of a stable liquidity situation over the period. The Company expects liquidity will decline over the second quarter as excess liquidity is used to fund the purchase of investment securities with average lives of five years and less.

Total deposits decreased from $258.2 million at December 31, 2000 to $254.0 million at March 31, 2001. The decrease in deposits resulted from seasonal factors reflecting short-term growth toward the end of December. Total deposits increased $22.6 million from $231.4 million as of March 31, 2000 to $254.0 million at March 31, 2001. Growth in deposits over the last year occurred in both 1) demand and savings deposit accounts, which management attributes primarily to its promotional efforts to attract lower cost transaction accounts, and 2) time deposits, which management attributes primarily to more aggressive pricing within its market areas.

Total stockholders' equity increased to $42.1 million at March 31, 2001 from $40.9 million at December 31, 2000 primarily as a result of net income of $834,000 and an $860,000 net of tax increase in unrealized gains on available for sale securities, offset by dividends to shareholders of $385,000 and treasury stock repurchases of $141,000.

Results of Operations

Net Income. Net income was $834,000 ($0.33 per share diluted) for the three months ended March 31, 2001 compared to $728,000 ($0.28 per share diluted) for the three months ended March 31, 2000. Return on average assets was 0.83% for the three months ended March 31, 2001 as compared to 0.77% for the same period in 2000. Return on average equity was 7.93% for the first quarter of 2001 as compared to 6.92% for the same quarter in 2000. Net income, earnings per share, return on average assets, and return on average equity all increased from the three months ended March 31, 2000 as compared to the same period in 2001 primarily because of increased noninterest income and reduced noninterest expense. Return on average equity was also affected by the repurchase of the Company's common stock; average treasury stock was $3.0 million for the three months ended March 31, 2001 as compared to $1.6 million for the same period in 2000.

Net interest income. Net interest income increased $14,000, or 0.5%, from the first quarter of 2000 to $3.1 million the first quarter of 2001 primarily as a result of growth in interest-earning assets and interest-bearing liabilities. The net interest margin decreased to 3.11% for the first quarter of 2001 from 3.33% the same quarter in 2000 primarily because the cost of interest-bearing liabilities increased faster than the yield on interest-earning assets. The yield on interest-earning assets increased to 7.97% for the first quarter of 2001 from 7.78% for the same quarter in 2000. The cost of interest-bearing liabilities increased to 5.52% from 5.06% over the same period.

Total interest income increased $644,000, or 9.1%, to $7.8 million for the three months ended March 31, 2001 compared to $7.1 million in the prior year as a result of 1) an increase in interest-earning assets and 2) an increase in the overall yield on interest-earning assets attributable to an increase in higher-yielding commercial and consumer loans as a percent of total interest-earning assets. Interest on loans receivable, including fees, increased $917,000 as a result of 1) a 14.9% increase in the average balance of net loans receivable, and 2) an increase in the average rate on net loans receivable from 8.33% to 8.48%.



                               PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Total interest expense increased $630,000, or 15.6%, to $4.7 million for the three months ended March 31, 2001 from the same period in 2000 as a result of 1) a 14.3% increase in average deposits, and 2) an increase in the cost of interest-bearing liabilities from 5.06% in 2000 to 5.52% in 2001 as a consequence of obtaining and repricing term deposits and other borrowings during prior periods of generally higher market interest rates.

Allowance and Provision for Loan Losses. The provision for loan losses was $207,000 for the three months ended March 31, 2001 compared to $181,000 for the same period in 2000. The increase in the provision for loan losses in 2001 compared to 2000 is attributable to a $232,000 increase in charge-offs, a $7,117,000 increase in classified loans, and a $375,000 increase in non-performing loans. The allowance for loan losses decreased $45,000 to $2.82 million March 31, 2001 as compared to $2.87 million at December 31, 2000.
Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2001.

Summary of Loan Loss Experience:
( in thousands)                                    Three Months Ended
                                                       March 31,
Activity for the period ended:                     2001          2000
Beginning balance                                 $ 2,869       $ 1,741
Charge-offs:
  Real Estate                                           -             -
  Commercial                                        (212)          (20)
  Consumer                                           (40)             -
                                             -----------------------------
       Total                                        (252)          (20)

Recoveries:
  Real Estate                                           -             -
  Commercial                                            -             -
  Consumer                                              -             -
                                             -----------------------------
       Total                                            -             -
Provision                                             207           181
                                             -----------------------------

Ending balance                                    $ 2,824       $ 1,902
                                             =============================


                              PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Non-performing loans:
(dollars in thousands)
                                         March 31, 2001       December 31, 2000
Principal balance
Loans on non-accrual status                      $  547                $  1,053
Loans past due 90 days or more                      257                     101
                                     ---------------------------------------------

Total non-performing loans                          804                   1,154

Other real estate owned                             560                       -
                                     ---------------------------------------------

Total non-performing assets                       1,364                   1,154
                                     =============================================

Non-performing loans to total loans               0.28%                   0.40%
Non-performing assets to total loans              0.48%                   0.40%
Allowance for loan losses to total loans          0.99%                   0.99%




Non-interest income. Non-interest income increased 17.7% to $533,000 for the three months ended March 31, 2001 compared to $453,000 for the three months ended March 31, 2000. The increase is attributable primarily to 1) an increase in service charges on deposit accounts resulting from an increase in deposit accounts and a revised fee schedule which resulted generally in higher fee income per account, and 2) an increase in commission income on the sale of investment products such as mutual funds, stocks, bonds, and annuities. Non-interest income increase for the three months ended March 31, 2000 was affected significantly by a non-recurring gain on sale of premises and equipment of $86,000. Excluding this non-recurring item, non-interest income increased $166,000, or 45.2%, from 2000 to 2001.

                            PART I - ITEM 2
                       MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
          COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Non-interest expense. Non-interest expense decreased by $33,000 for the three months ended March 31, 2001 as compared to the same period in 2000. The decrease results primarily from a reduction in compensation and benefits and other operating expenses. Compensation and benefits expense decreased by $45,000 from 2000 to 2001 due to delay in replacing several key employees. Other operating expense decreased by $43,000 primarily because of decreased charitable contributions relating to a large donation to a local non-profit organization in the first quarter of 2000. Occupancy and equipment costs increased $35,000 in the first quarter 2001 compared to the same quarter in 2000 primarily as a result of increased building repairs and maintenance. Data processing service expense increased $20,000 due primarily to an increase in third party data processing costs related to additional services offered to customers of the three Banks.

Income tax expense. Income tax expense for the three month period ended March 31, 2001 was $478,000, compared to $483,000 for the same period in 2000. The effective tax rate for the three months ended March 31, 2001 was 36.4% compared to 39.9% for the same period in 2000. The effective tax rate declined substantially for the three months ended March 31, 2001 as compared to the same period in 2000 due to an amendment in Indiana financial institution tax law which excludes receipts from out of state sources and federal government and agency obligations. This change was effective retroactively to January 1, 1999, for which the cumulative adjustment favorably impacted earnings in the fourth quarter of 2000.



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

The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2001, the Company had cash and interest-bearing deposits with banks of $19.0 million and securities available-for-sale with a fair value of $82.9 million. If the Company requires funds beyond its ability to generate them internally, it has $14.0 million in additional borrowing capacity with the FHLB's of Indianapolis and Cincinnati, and a Federal funds line of credit of $10.0 million.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2001, the Banks were in compliance with all regulatory capital requirements that were effective as of such date with tangible, core and risk-based capital ratios as follows:


                                     Total Capital To             Tier 1 Capital To            Tier 1 Capital
                                   Risk-weighted Assets         Risk-weighted Assets         To Average Assets
                              ---------------------------- ---------------------------- -------------------------

Consolidated                              15.7%                        14.7%                      10.3%
Community Bank                            15.2%                        14.3%                       9.5%
Heritage Bank                             13.9%                        12.7%                       9.3%
Community Bank of Kentucky                19.5%                        18.4%                      13.6%

Minimum to be well capitalized:           10.0%                         6.0%                       5.0%

The Company's Board of Directors authorized a share repurchase plan in March
2000 of up to $4.0 million of the Company's common stock. Through March 31, 2001, a total of $1.2 million had been expended to purchase shares under this repurchase plan.

                                  PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Company would decrease by 13.7 percent over one year. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 5.4 percent over one year. These estimated changes in net interest income are within the policy guidelines established by the Company's board of directors.

                                     PART II
                                  OTHER INFORMATION
                        COMMUNITY BANK SHARES OF INDIANA, INC.


Item 1.        Legal Proceedings

               There are no material pending legal proceedings to which the Company and its subsidiaries are parties or to which any of their properties are subject other than ordinary routine litigation incidental to the business.

Item 2.        Changes in Securities and Use of Proceeds

               Not applicable.

Item 3.        Defaults upon Senior Securities

               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.        Other Information

               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

(a)            Reports on Form 8-K

               The Company filed a report on Form 8-K on March 6, 2001 reporting a change in the Company's certifying accountant under item 4. The Company reported that the board of directors of the registrant determined to engage Crowe, Chizek and Company LLP as its independent auditors for the fiscal year ended December 31, 2001, and that the registrant had orally notified Monroe Shine & Co., Inc. (Monroe Shine), its current independent auditors, of this determination and that Monroe Shine would not be engaged for the fiscal year ending December 31, 2001. The determination to replace Monroe Shine was recommended by the audit committee and approved by the full board of directors of the registrant.

               The Company filed a report on Form 8-K on March 21, 2001, reporting, under Item 5, the press release announcing that the board of directors declared an increase in dividends paid to common stockholders effective for the first quarter of 2001, from $0.135 per common share to $0.145 per common share.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        COMMUNITY BANK SHARES OF INDIANA, INC.
                                        (Registrant)



  Dated:  May 15, 2001               BY:   /s/ James D. Rickard
                                        __________________________
                                           James D. Rickard
                                           President, CEO, and Director


 Dated:  May 15, 2001                BY:   /s/ Paul A. Chrisco
                                        __________________________
                                           Paul A. Chrisco
                                           Chief Financial Officer

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                         (Registrant)



Dated:  May 15, 2001                     BY:______________________
____________________                        James D. Rickard
                                            President, CEO, and Director


 Dated:  May 15, 2001                    BY:______________________
 ____________________                       Paul A. Chrisco
                                            Chief Financial Officer