Form 10-Q
period 2001-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2001-08-14
CIK 933590

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                            FORM 10-Q

                           (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,501,163 shares of common stock were outstanding as of August 14, 2001.

                     COMMUNITY BANK SHARES OF INDIANA, INC.


                                      INDEX

Part I     Financial Information                                            Page

            Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets                                       3

             Consolidated Statements of Income                                 4

             Consolidated Statements of Stockholders' Equity                   5

             Consolidated Statements of Cash Flows                             6

             Notes to consolidated financial statements                      7-9

            Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10-19

            Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                                20

Part II           Other Information                                           21

Signatures                                                                    22



                                                                  - 2 -
                                            PART I - FINANCIAL INFORMATION
                                COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)

                                                                                  June 30,                 December 31,
                                                                                    2001                       2000
ASSETS                                                                       (In thousands,except share and per share data)
Cash and due from banks                                                           $   7,956                 $    12,805
Interest bearing deposits with banks                                                 10,182                       5,630
Securities available for sale, at fair value                                        101,654                      86,436
Loans receivable, net                                                               276,248                     287,254
Mortgage loans held for sale                                                          1,265                         605
Federal Home Loan Bank stock, at cost                                                 7,631                       7,601
Foreclosed real estate                                                                  560                           -
Premises and equipment                                                               10,842                      10,291
Accrued interest receivable                                                           2,961                       3,140
Other assets                                                                            923                       2,459
                                                                        ------------------------------------------------
    Total Assets                                                                 $  420,222                 $   416,221
                                                                        ================================================

LIABILITIES
Deposits                                                                         $  266,295                 $   258,222
Short-term borrowings                                                                21,104                      22,547
Advances from Federal Home Loan Bank                                                 89,000                      91,800
Accrued expenses and other liabilities                                                1,379                       2,764
                                                                        ------------------------------------------------
    Total Liabilities                                                               377,778                     375,333
                                                                        ------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock without par value
  Authorized 5,000,000 shares; none issued                                                -                           -
Common stock of $.10 par value per share
  Authorized 10,000,000 shares; issued 2,728,298 shares                                 273                         273
Additional paid-in capital                                                           19,498                      19,491
Retained earnings                                                                    26,099                      25,164
Unearned ESOP and performance shares                                                  (176)                       (220)
Accumulated other comprehensive income                                                 (23)                       (854)
Treasury stock, at cost - 210,191 shares (190,191
  shares at December 31, 2000)                                                      (3,227)                     (2,966)
                                                                        ------------------------------------------------
    Total Stockholders' Equity                                                       42,444                      40,888
                                                                        ------------------------------------------------
    Total Liabilities and Stockholders' Equity                                   $  420,222                 $   416,221
                                                                        ================================================

See accompanying notes to consolidated financial statements.


                                                PART I - FINANCIAL INFORMATION
                                    COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)
                                                                              Three Months Ended             Six Months Ended
                                                                                    June 30,                     June 30,
                                                                                2001        2000             2001        2000
INTEREST INCOME                                                                     (In thousands, except per share data)

  Loans receivable, including fees                                                $5,829      $5,680         $ 11,959    $ 10,921
  Taxable securities                                                               1,271       1,548            2,518       3,127
  Nontaxable securities                                                               99          88              189         180
  Dividends on Federal Home Loan Bank stock                                          142         149              295         294
  Interest bearing deposits with banks                                               172          86              280         141
                                                                            -------------------------    -------------------------
       Total interest income                                                       7,513       7,551           15,241      14,663
                                                                            -------------------------    -------------------------
INTEREST EXPENSE
  Deposits                                                                         2,902       2,784            5,947       5,156
  Short-term borrowings                                                              192         268              470         679
  Advances from Federal Home Loan Bank                                             1,328       1,407            2,665       2,654
                                                                            -------------------------    -------------------------
       Total interest expense                                                      4,422       4,459            9,082       8,489
                                                                            -------------------------    -------------------------
       Net interest income                                                         3,091       3,092            6,159       6,174
  Provision for loan losses                                                          144         221              351         402
                                                                            -------------------------    -------------------------
       Net interest income after provision for loan losses                         2,947       2,871            5,808       5,772
                                                                            -------------------------    -------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                                261         149              496         275
  Commission on sale of investment products                                          155         165              374         325
  Gain on sale of loans                                                              116          44              179          78
  Loss on sale of securities available for sale                                        -           -             (18)           -
  Gain on sale of premises and equipment                                               -           -                -          86
  Loan servicing income, net of amortization                                          26          31               54          62
  Other income                                                                        57          19               91          35
                                                                            -------------------------    -------------------------
        Total non-interest income                                                    615         408            1,176         861
                                                                            -------------------------    -------------------------
NON-INTEREST EXPENSE
  Compensation and benefits                                                        1,276       1,182            2,456       2,407
  Occupancy and equipment                                                            341         305              681         610
  Deposit insurance premiums                                                          12          11               24          22
  Data processing service                                                            216         185              425         374
  Other operating expenses                                                           457         392              826         805
                                                                            -------------------------    -------------------------
       Total non-interest expense                                                  2,302       2,075            4,412       4,218
                                                                            -------------------------    -------------------------
       Income before income taxes                                                  1,260       1,204            2,572       2,415
  Income tax expense                                                                 411         440              889         923
                                                                            -------------------------    -------------------------
       Net Income                                                                  $ 849       $ 764           $1,683      $1,492
                                                                            =========================    =========================
       Net income per common share, basic                                         $ 0.34      $ 0.30           $ 0.67      $ 0.58
                                                                            =========================    =========================
                                                                            =========================    =========================
       Net income per common share, diluted                                       $ 0.34      $ 0.30           $ 0.67      $ 0.58
                                                                            =========================    =========================

See accompanying notes to consolidated financial statements.


                                              PART I - FINANCIAL INFORMATION
                                  COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (Dollar amounts in thousands, except share and per share data)
                                                        (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                             Unearned
                                                                               ESOP      Accumulated
                                                      Additional               and          Other                  Total
                                             Common    Paid-In  Retained   Performance   ComprehensiveTreasury  Stockholders'
                                              Stock    Capital  Earnings      Shares        Income      Stock     Equity
----------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2001                       $  273   $ 19,491  $ 25,164       $  (220)      $ (854)  $(2,966)    $ 40,888

Cash dividend declared on
  common stock ($0.145 per share)                   -         -      (385)             -            -         -        (385)
Repurchase Common Stock, 11,000 shares              -         -         -              -            -      (141)       (141)
Commitment of 1,439 shares to be released
  under the ESOP                                    -         3         -             16            -         -           19
Vesting of performance share awards                 -         -         -              9            -         -            9
Comprehensive income:
  Net income                                        -         -       834              -            -         -          834
  Net changes in unrealized gains (losses)
    on securities available for sale, net           -         -         -              -          860         -          860
of tax
----------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                       1,694
----------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001                        $  273  $ 19,494  $ 25,613      $   (195)      $     6  $ (3,107)    $ 42,084
----------------------------------------------------------------------------------------------------------------------------

Cash dividend declared on
  common stock ($0.145 per share)                   -         -     (363)              -            -         -       (363)
Repurchase Common Stock, 9,000 shares               -         -         -              -            -     (120)       (120)
Commitment of 1,439 shares to be released                               -                           -                    19
  under the ESOP                                    -         4                       15                      -
Vesting of performance share awards                 -         -         -              4            -         -           4
Comprehensive income:
  Net income                                        -         -       849              -            -         -         849
  Net changes in unrealized gains (losses)
    on securities available for sale, net           -         -         -                        (29)         -        (29)
of tax
----------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                      1,694
----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001                         $  273  $ 19,498  $ 26,099    $     (176)     $   (23) $ (3,227)    $ 42,444
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                        -5-


                                      PART I - FINANCIAL INFORMATION
                              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                             2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES                                                           (In thousands)

  Net income                                                                                  $ 1,683        $ 1,492
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums, net                                                             102             13
        Provision for loan losses                                                                 351            402
        Proceeds from sales of mortgage loans                                                  18,605          7,224
        Mortgage loans originated for sale                                                   (19,086)        (7,146)
        Net gain on sale of mortgage loans                                                      (179)           (78)
        Net gain on sale of foreclosed real estate                                                  -            (3)
        Depreciation expense                                                                      349            319
        Loss on sale of securities available for sale                                              18              -
        Gain on sale of premises and equipment                                                      -           (86)
        ESOP and performance share expense                                                         51             63
        Federal Home Loan Bank stock dividends                                                   (30)           (26)
        Net change in:
           Accrued interest receivable                                                            179          (180)
           Accrued interest payable                                                              (14)             53
           Other assets/liabilities                                                             (398)            531
                                                                                         ----------------------------
             Net Cash Provided By Operating Activities                                          1,631          2,578
                                                                                         ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Net (increase) decrease in interest bearing deposits with banks                       (4,552)            502
        Proceeds from maturities of securities held to maturity                                     -          1,025
        Proceeds from maturities of securities available for sale                               9,058              -
        Proceeds from the sale of securities available for sale                                 2,982              -
        Purchase of securities available for sale                                            (29,427)              -
        Principal collected on securities available for sale                                    3,423            168
        Principal collected on securities held to maturity                                          -          2,983
        Loan originations and principal payments on loans, net                                 10,095       (25,974)
        Purchase of Federal Home Loan Bank stock                                                    -          (140)
        Proceeds from sale of foreclosed real estate                                                -             16
        Proceeds from sale of premises and equipment                                                -             50
        Purchase of premises and equipment, net                                                 (900)          (848)
                                                                                         ----------------------------
             Net Cash Used By  Investing Activities                                           (9,321)       (22,218)
                                                                                         ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

        Net increase in deposits                                                                8,073         28,024
        Net decrease in retail repurchase agreements                                          (1,443)        (8,211)
        Repayment of advances from Federal Home Loan Bank                                     (9,800)       (35,650)
        Advances from Federal Home Loan Bank                                                    7,000         39,900
        Purchase of treasury stock                                                              (261)        (1,237)
        Dividends paid                                                                          (728)          (728)
                                                                                         ----------------------------
             Net Cash Provided By Financing Activities                                          2,841         22,098
                                                                                         ----------------------------
Net Increase (Decrease) in Cash and Due From Banks                                            (4,849)          2,458
Cash and due from banks at beginning of period                                                 12,805          7,248
                                                                                         ----------------------------
Cash and Due From Banks at End of Period                                                      $ 7,956        $ 9,706
                                                                                         ============================

See accompanying notes to consolidated financial statements.

            COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (the Company) was formally established on April 7, 1995. The Company is a multi-bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiaries (the Banks) are Community Bank of Southern Indiana (Community), Heritage Bank of Southern Indiana (Heritage), and Community Bank of Kentucky, formerly NCF Bank and Trust Company (Community of Kentucky). Community, Heritage, and Community of Kentucky are state-chartered stock commercial banks headquartered in New Albany, Indiana; Jeffersonville, Indiana; and Bardstown, Kentucky, respectively.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

2.       Loans

         Loans at June 30, 2001 and December 31, 2000 consisted of the following, rounded to nearest thousands:
                                                             June 30,         December 31,
                                                               2001               2000
                                                        ----------------------------------------
                                                                     (in thousands)
                 Real estate loans:
                      Residential                                $  83,798          $    90,705
                      Construction                                   6,986                6,928
                      Commercial                                    75,968               76,185
                 Home equity lines of credit                        14,581               14,017
                 Commercial loans                                   85,618               89,659
                 Loans secured by deposit accounts                     991                  999
                 Consumer loans                                     11,237               11,630
                                                        ----------------------------------------
                      Gross loans receivable                       279,179              290,123
                 Less:
                      Allowance for loan losses                    (2,931)              (2,869)
                                                        ----------------------------------------
                 Loans receivable, net                          $  276,248          $   287,254
                                                        ========================================






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

       The amortized cost and fair value of available for sale and the related unrealized holding gains and losses were as follows:

                                                                                          Gross        Gross
                                                                          Amortized    Unrealized    Unrealized     Fair
                                                                             Cost         Gains        Losses      Value
                                                                         ---------------------------------------------------
                                                                                              (in thousands)
     June 30, 2001:
         Securities available for sale:
             Mortgage-backed                                                  $34,287          $153         $179    $34,261
             Federal agency                                                    57,647            54          175     57,526
             Municipal                                                          8,755           118           22      8,851
             Corporate                                                          1,003            13            -      1,016
                                                                         ---------------------------------------------------
                     Total securities available for sale                     $101,692          $338         $376   $101,654
                                                                         ===================================================

     December 31, 2000:
         Securities available for sale:
             Mortgage-backed                                                  $23,954           $44         $347    $23,651
             Federal agency                                                    55,755             -        1,183     54,572
             Municipal                                                          7,136            85            2      7,219
             Corporate                                                          1,004             -           10        994
                                                                         ---------------------------------------------------
                     Total securities available for sale                      $87,849          $129       $1,542    $86,436
                                                                         ===================================================



4.  Deposits

                                                          June 30, 2001        December 31, 2000
                                                         ------------------------------------------------
                                                                     (in thousands)

         Demand (interest-bearing)                         $  51,216             $   46,945
         Savings                                              44,092                 41,853
         IRA                                                  15,234                 14,015
         Certificates of deposit                              89,318                 86,236
         Certificates of deposit, $100,000 and over           45,830                 45,870
                                                         ------------------------------------------------
         Total interest bearing deposits                     245,690                234,919
         Total non-interest bearing deposits                  20,605                 23,303
                                                         ------------------------------------------------
                    Total deposits                        $  266,295             $  258,222
                                                         ================================================




                                         COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (Unaudited)

5.       Supplemental Disclosure for Earnings Per Share

                                                           Three months ended                  Six months ended
In thousands, except for share                                  June 30,                           June 30,
                                                     -------------------------------    --------------------------------
   and per share amounts                                 2001             2000               2001             2000
                                                     --------------  ---------------    ---------------  ---------------
Basic:
      Earnings:
            Net income                                     $   849          $   764           $  1,683         $  1,492
                                                     ==============  ===============    ===============  ===============

      Shares:
            Weighted average
                 common shares outstanding               2,503,225        2,565,817          2,508,337        2,586,361
                                                     ==============  ===============    ===============  ===============
Net income per share, basic                               $   0.34         $   0.30           $   0.67         $   0.58
                                                     ==============  ===============    ===============  ===============
Diluted:
      Earnings:
            Net income                                     $   849          $   764           $  1,683         $  1,492
                                                     ==============  ===============    ===============  ===============

      Shares:
               Weighted average
                 Common shares outstanding               2,503,225        2,565,817          2,508,337        2,586,361
                 Add:  Dilutive effect of outstanding
                      options and restricted share             715              454                  -              463
                      awards                         --------------  ---------------    ---------------  ---------------

                Weighted average common shares
                      outstanding, as adjusted           2,503,940        2,566,271          2,508,337        2,586,824
                                                     ==============  ===============    ===============  ===============

Net income per share, diluted                             $   0.34         $   0.30           $   0.67         $   0.58
                                                     ==============  ===============    ===============  ===============



Stock options for 135,817 and 111,700 shares of common stock were excluded from the three months ended June 30, 2001 and June 30, 2000 diluted net income per share, respectively, because their impact was antidilutive. Stock options for 184,817 and 111,700 shares of common stock were excluded from the six months ended June 30, 2001 and June 30, 2000 diluted net income per share, respectively, because their impact was antidilutive. Stock grants of 300 shares were excluded from the three and six months ended June 30, 2001 diluted net income per share because their impact was antidilutive.

6.    Legal Proceedings

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company's subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages. At June 30, 2001, management is unaware of any legal proceedings, of which the ultimate result would have a material adverse effect upon the consolidated financial statements of the Company.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; competitive conditions in the banking markets served by the Banks; the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Financial Condition

Total assets increased 1.0% from $416.2 million at December 31, 2000 to $420.2 million at June 30, 2001, primarily as a result of increases in interest-bearing deposits with banks ($4.6 million) and securities available for sale at fair value ($15.2 million). These increases were partially offset by decreases in cash and due from banks ($4.8 million), net loans receivable ($11.0 million), and other assets ($1.5 million). Funding provided by total liabilities increased by $2.4 million, or 0.7%, as a result of an increase in deposits ($8.1 million). The increase in deposits was partially offset by decreases in short-term borrowings ($1.4 million), advances from Federal Home Loan Bank ($2.8 million), and accrued expenses and other liabilities ($1.4 million).

Loans receivable, net, were $287.3 million at December 31, 2000, compared to $276.2 million at June 30, 2001, a decrease of 4.0%. This decrease is primarily the result of decreases in commercial business loans of $4.0 million and residential mortgage loans of $6.9 million. Commercial balances fell because of early extinguishments of a small number of high balance loans. The balance of residential mortgage loans fell because refinancing activity increased as market interest rates declined over the first and second quarters. The decline in residential mortgage loans will likely continue as the Company continues to sell most new mortgage loans into the secondary market. The Company believes the decrease in consumer and commercial loans will be temporary and will reverse itself as the bottom of the interest rate cycle is approached.

Securities available for sale increased from $86.4 million at December 31, 2000 to $101.7 million at June 30, 2001 as a result of purchases of securities designed to reduce excess liquidity.
                                        -10-

                                  - 17 -
                              PART I - ITEM 2

                        MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS
            COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Cash and interest bearing deposits with banks decreased slightly from $18.4 million at December 31, 2000 to $18.1 million at June, 2001 as a result of the use of large inflows from loan prepayments and called securities to purchase investment securities with short and intermediate term average lives. The Company expects liquidity will decline over the third quarter as excess liquidity is used to fund the origination of commercial mortgage and business loans.

Total deposits increased from $258.2 million at December 31, 2000 to $266.3 million at June 30, 2001. Growth in deposits over the last six months occurred in both 1) demand and savings deposit accounts, which management attributes primarily to its promotional efforts to attract lower cost transaction accounts, and 2) time deposits, which management attributes primarily to more aggressive pricing within its market areas. Total deposits increased $11.8 million from $254.5 million as of June 30, 2000 to $266.3 million at June 30, 2001. Growth over the last year is attributed to the same factors driving growth over the last six months. The Company is sensitive to the impact of non-interest bearing deposits on its net interest margin. The Company is developing additional deposit products in an effort to increase non-interest bearing deposits as a proportion of total liabilities.

Total stockholders' equity increased to $42.4 million at June 30, 2001 from $40.9 million at December 31, 2000 primarily as a result of net income of $1,683,000 and an $831,000 net of tax increase in unrealized gains on available for sale securities, offset by dividends declared to shareholders of $750,000 and treasury stock repurchases of $261,000.
Results of Operations

Net Income. Net income was $849,000 ($0.34 per share diluted) for the three months ended June 30, 2001 compared to $764,000 ($0.30 per share diluted) for the three months ended June 30, 2000. Return on average assets was 0.82% for the three months ended June 30, 2001 as compared to 0.77% for the same period in 2000. Return on average equity was 8.02% for the second quarter of 2001 as compared to 7.38% for the same quarter in 2000. Net income, earnings per share, return on average assets, and return on average equity all increased from the three months ended June 30, 2000 as compared to the same period in 2001 primarily because of increased noninterest income and reduced provision for loan losses. Return on average equity was also affected by the repurchase of the Company's common stock; average treasury stock was $3.1 million for the three months ended June 30, 2001 as compared to $2.2 million for the same period in 2000.

Net income was $1,683,000 ($0.67 per share diluted) for the six months ended June 30, 2001 compared to $1,492,000 ($0.58 per share diluted) for the six months ended June 30, 2000. Return on average assets was 0.83% for the six months ended June 30, 2001 as compared to 0.77% for the same period in 2000. Return on average equity was 8.04% for the first six months of 2001 as compared to 7.30% for the same period in 2000. Net income, earnings per share, return on average assets, and return on average equity all increased from the six months ended June 30, 2000 as compared to the same period in 2001 primarily because of increased noninterest income and reduced provision for loan losses. Return on average equity was also affected by the repurchase of the Company's common stock; average treasury stock was $3.1 million for the six months ended June 30, 2001 as compared to $1.9 million for the same period in 2000.

                            PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS
        COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Net interest income. Net interest income decreased $1,000 from the second quarter of 2000 to $3.1 million the second quarter of 2001 primarily as a result of a decrease in the net interest margin, which decreased to 3.14% for the second quarter of 2001 from 3.25% for the same quarter in 2000. Net interest margin declined primarily because the cost of interest-bearing liabilities decreased slower than the yield on interest-earning assets. The yield on interest-earning assets decreased to 7.63% for the second quarter of 2001 from 7.93% for the same quarter in 2000. The cost of interest-bearing liabilities decreased to 5.05% from 5.33% over the same period. The decrease in net interest margin was partially offset by an increase in average interest-earning assets of $12.8 million between the three months ended June 30, 2000 and 2001.

Net interest income decreased $15,000, or 0.2%, from the first six months of 2000 to $6.2 million for the same period in 2001 primarily as a result of a decrease in the net interest margin, which decreased to 3.17% for the six months ended June 30, 2001 from 3.32% for the same period in 2000. Net interest margin declined primarily because the cost of interest-bearing liabilities increased as the yield on interest-earning assets decreased. The yield on interest-earning assets declined to 7.84% for the first six months of 2001 from 7.89% for the same period in 2000. The cost of interest-bearing liabilities increased to 5.28% from 5.19% over the same period. The decrease in net interest margin was partially offset by an increase in average interest-earning assets of $17.1 million between the six months ended June 30, 2000 and 2001.

Total interest income decreased $38,000, or 1.0%, to $7.5 million for the three months ended June 30, 2001 as a result of a decrease in the overall yield on interest-earning assets attributable to a general decline in market interest rates over the first six months of 2001. Higher-yielding commercial and consumer loans continued to increase as a percent of total interest-earning assets. Interest on loans receivable, including fees, increased $149,000 as a result of a 5.5% increase in the average balance of net loans receivable.

Total interest income increased $578,000, or 3.9%, to $15.2 million for the six months ended June 30, 2001 as compared to $14.7 million for the same period in 2000 as a result of an increase in average interest-earning assets of $17.1 million. Interest on loans receivable, including fees, increased $1,038,000 as a result of a 10.0% increase in the average balance of net loans receivable.

Total interest expense decreased $37,000, or 0.8%, to $4.4 million for the three months ended June 30, 2001 from the same period in 2000 as a result of a decrease in the cost of interest-bearing liabilities from 5.32% in 2000 to 5.05% in 2001 due to a general decline in market interest rates over the first three months of 2001.

Total interest expense increased $593,000, or 7.0%, to $9.1 million for the six months ended June 30, 2001 from the same period in 2000 as a result of 1) a 5.2% increase in average interest-bearing liabilities, and 2) an increase in the cost of average interest-bearing liabilities from 5.19% for the first six months of 2000 to 5.28% for the same period in 2001.
                                        -12-

                           PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS
         COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Average Balance Sheets. The following tables set forth certain information relating to the Company's average balance sheets and reflects the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are computed on daily average balances, when available. Management does not believe that the use of month-end balances instead of daily average balances has caused any material difference in the information presented.


                                                                        Three Months Ended June 30,
                                                  ------------------------------------------------------------------------
                                                                 2001                                 2000
                                                  -----------------------------------  -----------------------------------
                                                    Average                Average       Average                Average
                                                    Balance     Interest  Yield/Cost     Balance    Interest  Yield/Cost
                                                  ------------  --------- -----------  ------------ --------- ------------


Interest-earning assets:
   Mortgage Loans (including                         $ 95,554    $ 1,898       7.97%     $ 100,300   $ 1,951        7.80%
   Commercial Loans                                   160,703      3,365       8.40%       147,285     3,248        8.85%
   Consumer Loans                                      26,205        566       8.67%        20,256       481        9.52%
                                                  ------------  ---------              ------------ ---------
       Total Loans                                    282,462      5,829       8.28%       267,841     5,680        8.51%

   Mortgage-backed securities                          28,236        422       5.99%        28,563       471        6.61%
   Other Investments                                   61,495        948       6.18%        73,420     1,165        6.36%
                                                  ------------  ---------              ------------ ---------
        Total Investments                              89,731      1,370       6.12%       101,983     1,636        6.43%

   Interest-bearing deposits with banks                14,936        172       4.62%         4,569        86        7.55%
   FHLB stock                                           7,601        142       7.49%         7,513       149        7.95%
                                                  ------------  --------- ----------   ------------ --------- ------------
Total interest-earning assets                         394,730    $ 7,513       7.63%       381,906   $ 7,551        7.93%
                                                                --------- ==========                --------- ============
Non-interest-earning assets                            20,358                               18,945
                                                  ------------                         ------------
Total assets                                        $ 415,088                            $ 400,851
                                                  ============                         ============

Interest-bearing liabilities:
   Deposits                                         $ 238,044    $ 2,902       4.89%     $ 222,076   $ 2,784        5.03%
   FHLB Advances                                       89,000      1,328       5.99%        95,020     1,407        5.94%
   Repurchase Agreements                               23,899        192       3.22%        19,298       268        5.57%
                                                  ------------  --------- -----------   ----------- --------- ------------
Total interest-bearing liabilities                    350,943    $ 4,422       5.05%       336,394   $ 4,459        5.32%
                                                                --------- ===========               --------- ============
Non-interest demand deposits                           19,209                               21,103
Non-interest-liabilities                                2,477                                1,711
                                                  ------------                         ------------
Total liabilities                                     372,629                              359,208
Stockholders' equity                                   42,459                               41,643
                                                  ------------                         ------------
Total liabilities and stockholders' equity          $ 415,088                            $ 400,851
                                                  ============                         ============

Net interest income                                              $ 3,091                             $ 3,092
                                                                =========                           =========

Interest rate spread                                                           2.58%                                2.61%
Net interest margin                                                            3.14%                                3.25%
Average interest-earning assets as a percentage
   of average interest-bearing liabilities                                   112.48%                              113.53%





                                                            PART I - ITEM 2

                                                      MANAGEMENT'S DISCUSSION AND
                                                  ANALYSIS OF FINANCIAL CONDITION AND
                                                         RESULTS OF OPERATIONS
                                         COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Average Balance Sheets.
                                                                    Six Months Ended June 30,
                                             ------------------------------------------------------------------------
                                                            2001                                 2000
                                             -----------------------------------  -----------------------------------
                                               Average                Average       Average                Average
                                               Balance     Interest  Yield/Cost     Balance    Interest   Yield/Cost
                                             ------------  ----------------------------------- ---------- -----------

Interest-earning assets:
   Mortgage Loans (including                    $ 96,707     $ 3,868      8.07%      $ 99,844    $ 3,882       7.84%
       loans available for sale)
   Commercial Loans                              162,819       6,921      8.57%       141,070      6,141       8.78%
   Consumer Loans                                 26,293       1,170      8.97%        19,036        898       9.51%
                                             ------------  ----------             ------------ ----------
        Total Loans                              285,819      11,959      8.44%       259,950     10,921       8.47%

   Mortgage-backed securities                     25,971         792      6.15%        29,123        955       6.61%
   Other Investments                              61,707       1,915      6.26%        73,923      2,352       6.42%
                                             ------------  ----------             ------------ ----------
        Total Investments                         87,678       2,707      6.23%       103,046      3,307       6.47%

   Interest-bearing deposits with banks           10,974         280      5.15%         4,497        141       6.32%
   FHLB stock                                      7,601         295      7.83%         7,451        294       7.96%
                                             ------------  ----------             ------------ ----------
Total interest-earning assets                    392,072     $15,241      7.84%       374,944    $14,663       7.89%
                                                           ----------                          ----------
Non-interest-earning assets                       19,027                               16,407
                                             ------------                         ------------
Total assets                                    $411,099                             $391,351
                                             ============                         ============

Interest-bearing liabilities:
   Deposits                                     $235,635     $ 5,947      5.09%      $211,746    $ 5,156       4.91%
   FHLB Advances                                  89,508       2,665      6.00%        91,201      2,654       5.87%
   Repurchase Agreements                          21,579         470      4.39%        26,609        679       5.15%
                                             ------------  ----------             ------------ ----------
Total interest-bearing liabilities               346,722     $ 9,082      5.28%       329,556    $ 8,489       5.19%
                                                           ----------                          ----------
Non-interest demand deposits                      19,649                               20,205
Non-interest-liabilities                           2,494                                  264
                                             ------------                         ------------
Total liabilities                                368,865                              350,025
Stockholders' equity                              42,234                               41,326
                                             ------------                         ------------
Total liabilities and stockholders' equity      $411,099                             $391,351
                                             ============                         ============

Net interest income                                          $ 6,159                             $ 6,174
                                                           ==========                          ==========

Interest rate spread                                                      2.56%                                2.69%
Net interest margin                                                       3.17%                                3.32%
Average interest-earning assets as a percentage
   of average interest-bearing liabilities                              113.08%                              113.77%



                                                            PART I - ITEM 2

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS
           COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Rate/Volume Analysis. The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (a) changes in volume (changes in average volume multiplied by prior rate); (b) changes in rate
(change in rate multiplied by prior average volume);  (c) changes in rate-volume
(changes in rate multiplied by the change in average volume); and (d) the net change.

                                                    Three Months Ended                            Six Months Ended
                                                         June 30,                                     June 30,
                                                      2001 vs. 2000                                2001 vs. 2000
                                                Increase(Decrease) Due to                    Increase(Decrease) Due to
                                        -------------------------------------------   -----------------------------------------

                                                                          Net                                         Net
                                                              Rate/     Increase                          Rate/     Increase
                                         Volume     Rate     Volume    (Decrease)      Volume    Rate    Volume    (Decrease)
                                        -------------------------------------------   -----------------------------------------
                                                                            (In Thousands)
Interest income:
   Mortgage Loans (including
         loans available for sale)         $ (92)      $ 29     $ (1)      $  (64)     $ (121)     $ 97     $ (3)      $  (27)
   Commercial Loans                           294     (184)      (17)           93         938    (164)      (25)          749
   Consumer Loans                             140      (46)      (13)           81         339     (54)      (20)          265
   Mortgage-backed securities                 (4)      (44)         1         (47)       (103)     (67)         7        (163)
   Other Investments                        (191)      (33)         5        (219)       (389)     (58)        10        (437)
   Interest-bearing deposits with banks       197      (33)      (76)           88         203     (26)      (38)          139
   FHLB stock                                   2       (9)         -          (7)           6      (5)         -            1
                                        -------------------------------------------   -----------------------------------------
Total interest-earning assets                 346     (320)     (101)         (75)         873    (277)      (69)          527
                                        -------------------------------------------   -----------------------------------------



Interest Expense:
   Deposits                                   201      (77)       (6)          118         582      188        21          791
   FHLB Advances                             (89)        11       (1)         (79)        (49)       61       (1)           11
   Repurchase Agreements                       64     (113)      (27)         (76)       (127)     (99)        19        (207)
                                        -------------------------------------------   -----------------------------------------
Total interest-bearing liabilities            176     (179)      (34)         (37)         406      150        39          595
                                        -------------------------------------------   -----------------------------------------
Net interest income                          $170    $(141)    $ (67)      $  (38)        $467   $(427)   $ (108)      $  (68)
                                        ===========================================   =========================================

                                        -15-


                            PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Allowance and Provision for Loan Losses. The provision for loan losses was $144,000 for the three months ended June 30, 2001 compared to $221,000 for the same period in 2000. The provision for loan losses was $351,000 for the six months ended June 30, 2001 as compared to $402,000 for the same period in 2000.
The  decrease in the  provision  for loan losses for the three months ended June
20, 2001 as compared to the same period in 2000 is attributable to a $1.7 million decrease in classified loans from March 31, 2001 to June 30, 2001. The decrease in provision for loan losses for the six months ended June 30, 2001 as compared to the same period in 2000 is entirely related to the decrease for the second quarter 2001 as compared to the same quarter in 2000. The allowance for loan losses increased $62,000 to $2.93 million June 30, 2001 as compared to $2.87 million at December 31, 2000. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2001.

Summary of Loan Loss Experience:

                                                Three Months Ended                   Six months Ended
                                                     June 30,                            June 30,
                                         ---------------------------------- -----------------------------------
Activity for the period ended:                 2001            2000              2001             2000
                                         ---------------------------------- -----------------------------------
                                                                     (in thousands)

Beginning balance                                $  2,824         $  1,902         $  2,869          $   1,741
Charge-offs:
  Real Estate                                           0                0                0                  0
  Commercial                                         (31)                0            (243)               (20)
  Consumer                                            (6)              (5)             (46)                (5)
                                         ---------------------------------- -----------------------------------
       Total                                         (37)              (5)            (289)               (25)

Recoveries:
  Real Estate                                           0                0                0                  0
  Commercial                                            0                0                0                  0
  Consumer                                              0                0                0                  0
                                         ---------------------------------- -----------------------------------
       Total                                            0                0                0                  0

Provision                                             144              221              351                402

                                         ---------------------------------- -----------------------------------
Ending balance                                   $  2,931         $  2,118         $  2,931          $   2,118
                                         ================================== ===================================





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

Non-performing loans:

                                                           June 30, 2001        December 31, 2000
                                                      ------------------------------------------------
Principal balance                                                       (in thousands)
Loans on non-accrual status                                         $     602            $      1,053
Loans past due 90 days or more                                            220                     101
                                                      ------------------------------------------------

Total non-performing loans                                                822                   1,154

Other real estate owned                                                   560                       -
                                                      ------------------------------------------------

Total non-performing assets                                        $    1,382            $      1,154
                                                      ================================================

Non-performing loans to total loans                                     0.30%                   0.40%
Non-performing assets to total loans                                    0.50%                   0.40%
Allowance as a percent of non-performing loans                        356.57%                 248.61%
Allowance as a percent of total loans                                   1.06%                   1.00%




Non-interest income. Non-interest income increased 50.7% to $615,000 for the three months ended June 30, 2001 compared to $408,000 for the three months ended June 30, 2000. The increase is attributable primarily to 1) an increase in service charges on deposit accounts resulting from an increase in deposit accounts and a revised fee schedule that resulted generally in higher fee income per account, and 2) an increase in gain on sale of loans resulting from increased residential mortgage loan originations due to lower mortgage interest rates.

Non-interest income increased 36.6% to $1,176,000 for the six months ended June 30, 2001 compared to $861,000 for the six months ended June 30, 2000. The increase is attributable to the same factors that caused the increase in non-interest income from the second quarter of 2000 to the second quarter in 2001. Non-interest income for the six months ended June 30, 2000 included gain on sale of premises and equipment of $86,000. Excluding this item, non-interest income increased $401,000, or 51.7%, from 2000 to 2001.

                           PART I - ITEM 2

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
       COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARY

Non-interest expense. Non-interest expense increased by $227,000 for the three months ended June 30, 2001 as compared to the same period in 2000. The increase results primarily from an increase in compensation and benefits, occupancy and equipment expenses, data processing expenses, and other operating expenses. Compensation and benefits expense increased by $94,000 from 2000 to 2001 due to the hiring of key personnel within the retail management areas of the Company. Occupancy and equipment costs increased $36,000 in the second quarter 2001 compared to the same quarter in 2000 primarily as a result of increased building repairs and maintenance. Data processing service expense increased $31,000 due primarily to an increase in third party data processing costs related to additional services offered to customers of the three Banks. Other operating expense increased by $65,000 primarily due to increases in 1) postage and printing costs related to the distribution of privacy policies to customers of the Banks, 2) legal services expenses related to general business purposes, 3) charitable contributions, and 4) travel expenses related to an increased emphasis on employee training and education.

Non-interest expense increased by $194,000 for the six months ended June 30, 2001 as compared to the same period in 2000. The increase results primarily from an increase in compensation and benefits, occupancy and equipment expenses, data processing expenses, and other operating expenses. Each of these items increased because of the same factors causing the increase between the second quarter of 2000 and 2001.

Income tax expense. Income tax expense for the three-month period ended June 30, 2001 was $411,000, compared to $440,000 for the same period in 2000. The effective tax rate for the three months ended June 30, 2001 was 32.6% compared to 36.5% for the same period in 2000. Income tax expense for the six-month period ended June 30, 2001 was $889,000, compared to $923,000 for the same period in 2000. The effective tax rate for the six months ended June 30, 2001 was 34.6% compared to 38.2% for the same period in 2000. The effective tax rate declined substantially for the three months ended March 31, 2001 as compared to the same period in 2000 due to an amendment in Indiana financial institution tax law which excludes receipts from out of state sources and federal government and agency obligations. This change was effective retroactively to January 1, 1999, for which the cumulative adjustment favorably impacted earnings in the fourth quarter of 2000.

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

The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2001, the Company had cash and interest-bearing deposits with banks of $18.1 million and securities available-for-sale with a fair value of $101.7 million. If the Company requires funds beyond its ability to generate them internally, it has $6.9 million in additional borrowing capacity with the FHLB's of Indianapolis and Cincinnati, and a Federal funds line of credit of $10.0 million.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2001, the Banks were in compliance with all regulatory capital requirements that were effective as of such date with tangible, core and risk-based capital ratios as follows:

                                                Total Capital To             Tier 1 Capital To            Tier 1 Capital
                                              Risk-weighted Assets         Risk-weighted Assets         To Average Assets
                                           ---------------------------- ---------------------------- -------------------------
Consolidated                                          16.4%                        15.3%                      10.1%
Community Bank                                        15.7%                        14.7%                       9.4%
Heritage Bank                                         14.2%                        12.9%                       9.3%
Community Bank of Kentucky                            22.6%                        21.4%                      13.5%

Minimum to be well capitalized:                       10.0%                        6.0%                        5.0%



     The Company's Board of Directors authorized a share repurchase plan in March 2000 of up to $4.0 million of the Company's common stock. Through June 30, 2001, a total of $1.3 million had been expended to purchase shares under this repurchase plan.

                             PART I - ITEM 3

                       QUANTITATIVE AND QUALITATIVE
                       DISCLOSURES ABOUT MARKET RISK


Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated that as of June 30, 2001 net interest income for the Company would decrease by
13.7 percent over one year. This compares to an estimated decrease of 11.0 percent over one year as of December 31, 2001. A 200 basis point immediate, sustained downward shock in the yield curve would cause a decrease net interest income by an estimated 3.1 percent over one year. This compares to an estimated increase of 13.1 percent as of December 31, 2001. These estimated changes in net interest income are within the policy guidelines established by the Company's board of directors.

The Company attributes the change in its interest rate risk position to the general decline in market interest rates over the previous six month period ending June 30, 2001. Specifically, the Company believes that interest rates on deposit accounts can not be reduced much further even if market interest rates decline. However, incremental yields on interest-earning assets will decline if market interest rates continue to fall. This situation would compress net interest spread and cause the Company's net interest margin to decline. Conversely, if market interest rates were to rise, the cost of interest-bearing liabilities would increase faster than yields on interest-earning assets, also causing a reduction in the Company's net interest margin. The Company is working actively to counter this situation by attempting to 1) reduce the duration of its assets, and 2) build transaction deposit accounts, which are considered by the Company to be less interest sensitive than its other funding sources.

                              PART II
                         OTHER INFORMATION
               COMMUNITY BANK SHARES OF INDIANA, INC.


Item 1.        Legal Proceedings

               Not applicable.

Item 2.        Changes in Securities and Use of Proceeds

               Not applicable.

Item 3.        Defaults upon Senior Securities

               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 15, 2001. Matters submitted to, and approved by, stockholders are listed below, as is a tabulation of voting. There were no broker nonvotes on any of the matters voted on at the meeting.

(1) The following persons nominated as Directors were elected:

                                                                 Withhold
    Class                                       For              Authority
    Nominees for Director for
    Three-Year Terms Expiring in 2004:
         Robert J. Koetter, Sr.                 1,901,924           14,991
                    Gary L. Libs                1,901,894           15,021
                    Kerry M. Stemler            1,901,924           14,991
                    C. Thomas Young             1,901,924           14,991
               Nominee for Director for
               One-Year Term Expiring in 2002
                    James D. Rickard            1,896,404           20,511


     Directors continuing in office are as follows: Gordon L. Huncilman, Dale L. Orem, James W. Robinson, Timothy T. Shea and Steven R. Stemler.

(2) The appointment by the Board of Directors of Crowe Chizek and Company LLP, as the Company's independent auditors for the fiscal year ending December 31, 2001, was ratified by the following vote:

                  For                   Against           Abstain
               1,822,043                  48,129           46,743

                              PART II
                         OTHER INFORMATION
                COMMUNITY BANK SHARES OF INDIANA, INC.


Item 5.        Other Information

               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

(a)            Reports on Form 8-K

The Company filed a report on Form 8-K on April 16, 2001 reporting, under Item 5, earnings for the three months ended March 31, 2001.

The Company filed a report on Form 8-K on May 15, 2001, reporting, under Item 5, the press release announcing that the board of directors authorized a $3 million common share repurchase program of the Company's stock.

The Company filed a report on Form 8-K on June 27, 2001, reporting, under Item 5, that the board of directors appointed George M. Ballard, of Bardstown, Kentucky, as a member of the board of directors of the holding company, effective June 26, 2001. Mr. Ballard also serves as a member of the board of directors of Community Bank of Kentucky.

                                  SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                         (Registrant)



 Dated:  August 15, 2001                    BY:  /s/ James D. Rickard
         _________________                       ________________________
                                                 James D. Rickard
                                                 President, CEO, and Director


 Dated:  August 15, 2001                    BY:   /s/ Paul A. Chrisco
         _________________                        _______________________
                                                  Paul A. Chrisco
                                                  Chief Financial Officer

                                     SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                     (Registrant)



 Dated:  August 15, 2001                   BY:______________________
                                              James D. Rickard
                                              President, CEO, and Director


 Dated:  August 15, 2001                   BY:______________________
                                              Paul A. Chrisco
                                              Chief Financial Officer