Form 10-Q
period 2001-11-14
COMMUNITY BANK SHARES OF INDIANA INC
filed 2001-11-15
CIK 933590

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

                                           For the quarterly period ended SEPTEMBER 30, 2001

                                                                  OR

                     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from___________________________________to____________________________

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

                                                   Not applicable
______________________________________________________________________________________________________________________
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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,475,363 shares of common stock were outstanding as of November 14, 2001.

______________________________________________________________________________________________________________________

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

                                            PART I - FINANCIAL INFORMATION
                               COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)

                                                                                 September 30,             December 31,
                                                                                     2001                      2000
                                                                                  (In thousands,except share and per
ASSETS                                                                                   share data)
Cash and due from banks                                                           $   7,892                $    12,805
Interest bearing deposits with banks                                                 12,779                      5,630
Securities available for sale, at fair value                                         98,051                     86,436
Loans receivable, net                                                               278,629                    287,254
Mortgage loans held for sale                                                          1,538                        605
Federal Home Loan Bank stock, at cost                                                 7,646                      7,601
Foreclosed real estate                                                                  560                          -
Premises and equipment                                                               10,763                     10,291
Accrued interest receivable                                                           2,563                      3,140
Other assets                                                                          1,568                      2,459
                                                                        -----------------------------------------------
    Total Assets                                                                 $  421,989                $   416,221
                                                                        ===============================================

LIABILITIES
Deposits                                                                         $  263,382                $   258,222
Short-term borrowings                                                                23,124                     22,547
Advances from Federal Home Loan Bank                                                 89,000                     91,800
Accrued expenses and other liabilities                                                3,159                      2,764
                                                                        -----------------------------------------------
    Total Liabilities                                                               378,665                    375,333
                                                                        -----------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock without par value
  Authorized 5,000,000 shares; none issued                                                -                          -
Common stock of $.10 par value per share
  Authorized 10,000,000 shares; issued 2,728,298 shares                                 273                        273
Additional paid-in capital                                                           19,506                     19,491
Retained earnings                                                                    26,446                     25,164
Unearned ESOP and performance shares                                                  (160)                      (220)
Accumulated other comprehensive income                                                  777                      (854)
Treasury stock, at cost - 228,691 shares (190,191
  shares at December 31, 2000)                                                      (3,518)                    (2,966)
                                                                        -----------------------------------------------
    Total Stockholders' Equity                                                       43,324                     40,888
                                                                        -----------------------------------------------
    Total Liabilities and Stockholders' Equity                                   $  421,989                $   416,221
                                                                        ===============================================

See accompanying notes to consolidated financial statements.

                                                 PART I - FINANCIAL INFORMATION
                                     COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)

                                                                                  Three Months Ended            Nine Months Ended
                                                                                     September 30,                September 30,
                                                                                   2001        2000             2001        2000
INTEREST INCOME                                                                         (In thousands, except per share data)

  Loans receivable, including fees                                                $5,635      $5,971         $ 17,572    $ 16,892
  Taxable securities                                                               1,329       1,513            3,847       4,640
  Nontaxable securities                                                              113          99              302         279
  Dividends on Federal Home Loan Bank stock                                          139         159              433         452
  Interest bearing deposits with banks                                               116          58              396         200
                                                                            -------------------------    -------------------------
       Total interest income                                                       7,332       7,800           22,549      22,463
                                                                            -------------------------    -------------------------
INTEREST EXPENSE
  Deposits                                                                         2,734       2,991            8,680       8,147
  Short-term borrowings                                                              145         319              615         998
  Advances from Federal Home Loan Bank                                             1,335       1,498            4,000       4,152
                                                                            -------------------------    -------------------------
       Total interest expense                                                      4,214       4,808           13,295      13,297
                                                                            -------------------------    -------------------------
       Net interest income                                                         3,118       2,992            9,254       9,166
  Provision for loan losses                                                           89         381              440         783
                                                                            -------------------------    -------------------------
       Net interest income after provision for loan losses                         3,029       2,611            8,814       8,383
                                                                            -------------------------    -------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                                223         199              719         474
  Commission on sale of investment products                                          128         232              502         557
  Gain on sale of loans                                                               86          53              265         131
  Loss on sale of securities available for sale                                        -           -             (18)           -
  Gain on sale of premises and equipment                                               -           -                -          86
  Loan servicing income, net of amortization                                          24          30               78          92
  Other income                                                                        27          15              118          50
                                                                            -------------------------    -------------------------
        Total non-interest income                                                    488         529            1,664       1,390
                                                                            -------------------------    -------------------------
NON-INTEREST EXPENSE
  Compensation and benefits                                                        1,379       1,195            3,814       3,602
  Occupancy and equipment                                                            390         352            1,071         962
  Data processing service                                                            225         183              650         557
  Other operating expenses                                                           412         401            1,260       1,228
                                                                            -------------------------    -------------------------
       Total non-interest expense                                                  2,406       2,131            6,795       6,349
                                                                            -------------------------    -------------------------
       Income before income taxes                                                  1,111       1,009            3,683       3,424
  Income tax expense                                                                 406         364            1,295       1,287
                                                                            -------------------------    -------------------------
       Net Income                                                                  $ 705       $ 645           $2,388      $2,137
                                                                            =========================    =========================
       Net income per common share, basic                                         $ 0.28      $ 0.26           $ 0.95      $ 0.83
                                                                            =========================    =========================
                                                                            =========================    =========================
       Net income per common share, diluted                                       $ 0.28      $ 0.26           $ 0.95      $ 0.83
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
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (Dollar amounts in thousands, except share and per share data)
                                                        (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                             Unearned
                                                                               ESOP      Accumulated
                                                      Additional               and          Other                  Total
                                             Common    Paid-In  Retained   Performance   ComprehensiveTreasury  Stockholders'
                                              Stock    Capital  Earnings      Shares        Income      Stock     Equity
----------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2001                       $  273  $ 19,491  $ 25,164       $  (220)      $ (854)  $(2,966)    $ 40,888

Cash dividend declared on
  common stock ($0.145 per share)                   -         -     (385)              -            -         -       (385)
Repurchase Common Stock, 11,000 shares              -         -         -              -            -     (141)       (141)
Commitment of 1,439 shares to be released
  under the ESOP                                    -         3         -             16            -         -          19
Vesting of performance share awards                 -         -         -              9            -         -           9
Comprehensive income:
  Net income                                        -         -       834              -            -         -         834
  Net changes in unrealized gains (losses)
    on securities available for sale, net of tax    -         -         -              -          860         -         860
----------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                      1,694
----------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001                        $  273  $ 19,494  $ 25,613      $   (195)      $     6 $ (3,107)    $ 42,084
----------------------------------------------------------------------------------------------------------------------------

Cash dividend declared on
  common stock ($0.145 per share)                   -         -     (363)              -            -         -       (363)
Repurchase Common Stock, 9,000 shares               -         -         -              -            -     (120)       (120)
Commitment of 1,439 shares to be released
  under the ESOP                                    -         4         -             15            -         -          19
Vesting of performance share awards                 -         -         -              4            -         -           4
Comprehensive income:
  Net income                                        -         -       849              -            -         -         849
  Net changes in unrealized gains (losses)
    on securities available for sale, net
of tax                                              -         -         -                        (29)         -        (29)
----------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                        820
----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001                         $  273  $ 19,498  $ 26,099      $   (176)     $   (23) $ (3,227)    $ 42,444
----------------------------------------------------------------------------------------------------------------------------

Cash dividend declared on
  common stock ($0.145 per share)                   -         -     (360)              -            -         -       (360)
Repurchase Common Stock, 18,500 shares              -         -         -              -            -     (291)       (291)
Commitment of 1,439 shares to be released
  under the ESOP                                    -         8         2             15            -         -          25
Vesting of performance share awards                 -         -         -              1            -         -           1
Comprehensive income:
  Net income                                        -         -       705              -            -         -         705
  Net changes in unrealized gains (losses)
    on securities available for sale, net of tax    -         -         -                         800         -         800
----------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                      1,505
----------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2001                    $  273  $ 19,506  $ 26,446    $     (160)      $   777 $ (3,518)    $ 43,324
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                           PART I - FINANCIAL INFORMATION
                              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                                2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES                                                           (In thousands)
  Net income                                                                                  $ 2,388        $ 2,137
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums, net                                                             161             15
        Provision for loan losses                                                                 440            783
        Proceeds from sales of mortgage loans                                                  29,587         12,485
        Mortgage loans originated for sale                                                   (30,255)       (12,354)
        Net gain on sale of mortgage loans                                                      (265)          (131)
        Net gain on sale of foreclosed real estate                                                  -            (3)
        Depreciation expense                                                                      569            491
        Loss on sale of securities available for sale                                              18              -
        Gain on sale of premises and equipment                                                      -           (86)
        ESOP and performance share expense                                                         75             92
        Federal Home Loan Bank stock dividends                                                   (45)           (41)
        Net change in:
           Accrued interest receivable                                                            577          (266)
           Accrued interest payable                                                                17            183
           Other assets/liabilities                                                               182            408
                                                                                         ----------------------------
             Net Cash Provided By Operating Activities                                          3,449          3,713
                                                                                         ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Net (increase) decrease in interest bearing deposits with banks                       (7,149)          4,771

        Maturities and repayments on securities held to maturity                                    -          5,676
        Maturities and repayments on securities available for sale                             46,342            255

        Proceeds from the sale of securities available for sale                                 2,982              -
        Purchase of securities available for sale                                            (58,417)              -
        Loan originations and principal payments on loans, net                                  7,625       (34,994)
        Purchase of Federal Home Loan Bank stock                                                    -          (183)
        Proceeds from sale of foreclosed real estate                                                -             16
        Purchase of premises and equipment, net                                               (1,041)          (709)
                                                                                         ----------------------------
             Net Cash Used In Investing Activities                                            (9,658)       (25,168)
                                                                                         ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

        Net increase in deposits                                                                5,160         17,640
        Net increase (decrease) in retail repurchase agreements                                   577        (2,546)
        Repayment of advances from Federal Home Loan Bank                                     (9,800)       (46,650)
        Advances from Federal Home Loan Bank                                                    7,000         58,900
        Purchase of treasury stock                                                              (552)        (1,472)
        Dividends paid                                                                        (1,089)        (1,068)
                                                                                         ----------------------------
             Net Cash Provided By Financing Activities                                          1,296         24,804
                                                                                         ----------------------------
Net Increase (Decrease) in Cash and Due From Banks                                            (4,913)          3,349
Cash and due from banks at beginning of period                                                 12,805          7,248
                                                                                         ----------------------------
Cash and Due From Banks at End of Period                                                      $ 7,892       $ 10,597
                                                                                         ============================

See accompanying notes to consolidated financial statements.

                                        COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
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

         In the opinion of management,  the unaudited  consolidated  financial  statements  include all normal  adjustments  considered necessary to present  fairly the  financial  position as of September 30, 2001,  the results of  operations  for the three and nine months ended  September 30, 2001 and 2000,  and cash flows for the nine months ended  September 30, 2001 and 2000. All of these  adjustments are of a normal,  recurring  nature.  Interim results are not necessarily  indicative of results for a full year.

         The  accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with accounting  principles generally  accepted in the United  States of America for interim  financial  information  and with the  instructions  for Form
         10-Q.  Accordingly,  they do not include all of the  information  and footnotes  required by accounting  principles  generally accepted in the United States of America for complete financial statements.

         For further  information,  refer to the consolidated  financial  statements and footnotes included in the Corporation's annual report for the year ended December 31, 2000.

         The consolidated  financial statements include the accounts of the Company and the Banks. All material  intercompany  balances and transactions have been eliminated in consolidation.

2.       Loans

         Loans at September 30, 2001 and December 31, 2000 consisted of the following, rounded to nearest thousands:
                                                          September 30,       December 31,
                                                               2001               2000
                                                        ----------------------------------------
                                                                       (in thousands)
                 Real estate loans:
                      Residential                      $     81,621          $    90,705
                      Construction                            6,989                6,928
                      Commercial                             83,311               76,185
                 Home equity lines of credit                 15,989               14,017
                 Commercial loans                            82,256               89,659
                 Loans secured by deposit accounts              700                  999
                 Consumer loans                              10,719               11,630
                                                        ----------------------------------------
                      Gross loans receivable                281,585              290,123
                 Less:
                      Allowance for loan losses             (2,956)              (2,869)
                                                        ----------------------------------------
                 Loans receivable, net                   $  278,629          $   287,254
                                                        ========================================

                                        COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
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

         The amortized cost and fair value of available for sale and the related unrealized holding gains and losses were as follows:

                                                                                  Gross        Gross
                                                                   Amortized    Unrealized    Unrealized      Fair
                                                                     Cost         Gains        Losses        Value
                                                               ------------------------------------------------------
                                                                                    (in thousands)
     September 30, 2001:
         Securities available for sale:
             Mortgage-backed                                        $52,914       $   783       $   33      $ 53,664
             Federal agency                                          30,169           306           12        30,463
             Municipal                                                9,992           221            1        10,212
             Corporate                                                3,688            24            -         3,712
                                                               ------------------------------------------------------
                     Total securities available for sale            $96,763       $ 1,334       $   46      $ 98,051
                                                               ======================================================

     December 31, 2000:
         Securities available for sale:
             Mortgage-backed                                        $23,954       $    44       $  347      $ 23,651
             Federal agency                                          55,755             -        1,183        54,572
             Municipal                                                7,136            85            2         7,219
             Corporate                                                1,004             -           10           994
                                                               ------------------------------------------------------
                     Total securities available for sale            $87,849       $   129       $1,542      $ 86,436
                                                               ======================================================

4.  Deposits

                                                              September 30, 2001        December 31, 2000
                                                         ------------------------------------------------
                                                                                (in thousands)

         Demand (interest-bearing)                                 $      51,387            $     46,945
         Savings                                                          48,703                  41,853
         IRA                                                              16,024                  14,015
         Certificates of deposit                                          87,955                  86,236
         Certificates of deposit, $100,000 and over                       43,341                  45,870
                                                         ------------------------------------------------
         Total interest bearing deposits                                 247,410                 234,919

         Total non-interest bearing deposits                              15,972                  23,303
                                                         ------------------------------------------------

                    Total deposits                                 $     263,382            $    258,222
                                                         ================================================

                                        COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (Unaudited)

5.       Supplemental Disclosure for Earnings Per Share

                                                           Three months ended                  Nine months ended
In thousands, except for share                               September 30,                       September 30,
   and per share amounts                             -------------------------------    --------------------------------
                                                          2001             2000               2001             2000
                                                     --------------  ---------------    ---------------  ---------------

Basic:
      Earnings:
            Net income                                     $   705          $   645           $  2,388         $  2,137
                                                     ==============  ===============    ===============  ===============
      Shares:
            Weighted average
                 common shares outstanding               2,496,238        2,524,233          2,504,260        2,564,740
                                                     ==============  ===============    ===============  ===============

Net income per share, basic                                 $ 0.28           $ 0.26           $   0.95           $ 0.83
                                                     ==============  ===============    ===============  ===============

Diluted:
      Earnings:
            Net income                                     $   705          $   645           $  2,388         $  2,137
                                                     ==============  ===============    ===============  ===============

      Shares:
               Weighted average
                 Common shares outstanding               2,496,238        2,524,233          2,504,260        2,564,740
                 Add: Dilutive effect of
                      outstanding options and
                      restricted share awards                8,376            1,124                495            1,350
                                                     --------------  ---------------    ---------------  ---------------

                Weighted average common shares
                 outstanding, as adjusted                2,504,614        2,525,357          2,504,755        2,566,090
                                                     ==============  ===============    ===============  ===============

Net income per share, diluted                              $  0.28         $   0.26           $   0.95         $   0.83
                                                     ==============  ===============    ===============  ===============

Stock  options  for 103,400 and 166,808  shares of common  stock were  excluded  from the three  months  ended  September  30, 2001 and
September 30, 2000 diluted net income per share,  respectively,  because their impact was  antidilutive.  Stock options for 135,817 and
117,808  shares of common stock were excluded  from the nine months ended  September 30, 2001 and September 30, 2000 diluted net income per share,  respectively,  because their impact was  antidilutive.  Grants of 300  performance  shares were excluded from the three and nine months ended September 30, 2001 diluted net income per share because their impact was antidilutive.

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

Financial Condition

Total assets  increased 1.0% from $416.2  million at December 31, 2000 to $422.0  million at September 30, 2001,  primarily as a result of increases in  interest-bearing  deposits with banks ($7.1 million) and securities  available for sale at fair value ($11.6 million).
These increases were partially  offset by decreases in cash and due from banks ($4.9  million),  net loans  receivable  ($8.6 million), and other assets ($0.9 million).  Funding provided by total liabilities  increased by $3.3 million,  or 0.9%,  primarily as a result of increases in deposits ($5.2  million).  The increase in deposits was partially  offset by a decrease in advances from Federal Home Loan
Bank ($2.8 million).

Loans  receivable,  net,  were $287.3  million at December 31, 2000,  compared to $278.6  million at September  30, 2001, a decrease of
3.0%. This decrease is primarily the result of decreases in commercial  business loans of $7.4 million and  residential  mortgage loans of $9.1 million.  Commercial  balances fell because of early  extinguishments  of a small number of high balance loans.  The balance of residential  mortgage loans fell because  refinancing  activity  increased as market interest rates declined over the first nine months of 2001.  The decline in  residential  mortgage  loans will likely  continue as the Company  continues to sell most new mortgage  loans into the  secondary  market.  The Company  believes the decrease in consumer and  commercial  loans will be temporary  and will reverse itself as the bottom of the interest rate cycle is approached.

Securities  available for sale  increased from $86.4 million at December 31, 2000 to $98.1 million at September 30, 2001 as a result of purchases of securities designed to reduce excess liquidity.

                                                            PART I - ITEM 2

                                                      MANAGEMENT'S DISCUSSION AND
                                                  ANALYSIS OF FINANCIAL CONDITION AND
                                                         RESULTS OF OPERATIONS
                                        COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Interest  bearing  deposits  with banks  increased  from $5.6 million at December 31, 2000 to $12.8  million at September 30, 2001 as a result of the increase in total  liabilities  and equity  outpacing the net increase in  interest-earning  assets.  The Company expects liquidity  will  decline  over the fourth  quarter as excess  liquidity  is used to fund the  origination  of  commercial  mortgage and business loans.

Total deposits  increased  from $258.2  million at December 31, 2000 to $263.4  million at September 30, 2001.  Growth in deposits over the last nine months  occurred in demand and savings  deposit  accounts,  which  management  attributes  primarily  to its  promotional efforts to attract lower cost  transaction  accounts.  Total deposits  increased  $19.3 million from $244.1 million as of September 30,
2000 to $263.4  million at September  30, 2001.  Growth over the last year is attributed  to the same factors  driving  growth over the last nine months.  The Company is sensitive to the impact of  non-interest  bearing  deposits on its net interest  margin.  The Company has recently  developed  additional  deposit products in an effort to increase  non-interest  bearing deposits as a proportion of total liabilities.

Total  stockholders'  equity  increased to $43.3 million at September  30, 2001 from $40.9 million at December 31, 2000  primarily as a result of net income of $2,388,000 and a $1,631,000 net of tax increase in unrealized  gains on available for sale  securities,  offset by dividends declared to shareholders of $1,108,000 and treasury stock repurchases of $552,000.

Results of Operations

Net Income.  Net income was $705,000  ($0.28 per share  diluted) for the three months  ended  September  30, 2001  compared to $645,000
($0.26 per share  diluted) for the three  months ended  September  30,  2000.  Return on average  assets was 0.66% for the three months ended  September  30, 2001 as compared to 0.63% for the same period in 2000.  Return on average  equity was 6.46% for the third quarter of 2001 as compared to 6.08% for the same quarter in 2000.  Net income,  earnings per share,  return on average  assets,  and return on average  equity all increased from the three months ended  September 30, 2000 as compared to the same period in 2001 primarily  because of increased net interest  income and reduced  provision for loan losses.  Return on average equity was also affected by the repurchase of the Company's  common stock;  average  treasury stock was $3.3 million for the three months ended  September 30, 2001 as compared to
$2.8 million for the same period in 2000.

Net income was  $2,388,000  ($0.95 per share  diluted) for the nine months ended  September 30, 2001 compared to $2,137,000  ($0.84 per share diluted) for the nine months ended  September 30, 2000.  Return on average  assets was 0.77% for the nine months ended  September
30,  2001 as compared  to 0.72% for the same  period in 2000.  Return on average  equity was 7.50% for the first nine months of 2001 as compared to 6.87% for the same period in 2000. Net income,  earnings per share,  return on average assets, and return on average equity all  increased  from the nine months ended  September  30, 2000 as compared to the same period in 2001  primarily  because of increased noninterest  income and  reduced  provision  for loan  losses.  Return on average  equity was also  affected by the  repurchase  of the
Company's  common  stock;  average  treasury  stock was $3.1 million for the nine months ended  September  30, 2001 as compared to $2.2 million for the same period in 2000.

                                                            PART I - ITEM 2

                                                      MANAGEMENT'S DISCUSSION AND
                                                  ANALYSIS OF FINANCIAL CONDITION AND
                                                         RESULTS OF OPERATIONS
                                        COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income.  Net interest income  increased  $126,000 from the third quarter of 2000 to $3.1 million the third quarter of 2001 primarily as a result of an increase in average  interest-earning  assets,  which  increased to $401.5 million for the third quarter of
2001 from $388.5  million for the same quarter in 2000.  Net interest  margin  showed a slight  increase to 3.08% for the third quarter of 2001 from 3.06% for the same quarter in 2000.  The yield on  interest-earning  assets  decreased  to 7.25% for the third  quarter of
2001 from 7.97% for the same  quarter in 2000.  The cost of  interest-bearing  liabilities  decreased to 4.68% from 5.56% over the same period.

Net  interest  income  increased  $88,000,  or 1.0%,  from the first nine  months of 2000 to $9.3  million  for the same period in 2001 primarily as a result of an increase in average  interest-earning  assets,  which increased to $395.2 million for the nine months ended
September 30, 2001 from $379.2  million for the same period in 2000.  Net interest  margin  declined to 3.13% for the first nine months of 2001 from 3.23% for the same period in 2000 primarily  because the yield on  interest-earning  assets decreased faster than the cost of interest-bearing  liabilities.  The yield on interest-earning  assets declined to 7.63% for the first nine months of 2001 from 7.91%
for the same period in 2000.  The cost of interest-bearing liabilities decreased to 5.08% from 5.32% over the same period.

Total  interest  income  decreased  $468,000,  or 6.0%, to $7.3 million for the three months ended  September 30, 2001 as a result of a decrease in the overall yield on  interest-earning  assets  attributable  to a general  decline in market interest rates over the first nine months of 2001.  Higher-yielding  commercial  and  consumer  loans  continued  to increase as a percent of total  interest-earning assets.  Interest on loans  receivable,  including  fees,  decreased  $336,000 as a result of a decrease in the yield on loans to 7.97%
for the third  quarter of 2001 from 8.51% for the same period in 2000.  Average  total loans  increased  by $2.4  million over the same period.

Total  interest  income  increased  $86,000,  or 0.4%, to $22.5 million for the nine months ended  September 30, 2001 as a result of an increase in average  interest-earning  assets of $15.5 million.  Interest on loans receivable,  including fees, increased $679,000 as a result of a 6.8% increase in the average balance of net loans receivable.

Total  interest  expense  decreased  $594,000,  or 12.4%,  to $4.2 million for the three months ended  September 30, 2001 from the same period in 2000 as a result of a  decrease  in the cost of  interest-bearing  liabilities  from  5.56% in 2000 to 4.68% in 2001 due to a general decline in market interest rates over the first nine months of 2001.

Total interest  expense  decreased $2,000 to $13.3 million for the nine months ended September 30, 2001 from the same period in 2000 as a result of a decrease in the cost of average  interest-bearing  liabilities  from 5.32% for the first nine months of 2000 to 5.08% for the same period in 2001.

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

                                                                     Three Months Ended September 30,
                                                  ------------------------------------------------------------------------
                                                                 2001                                 2000
                                                  -----------------------------------  -----------------------------------
                                                    Average                Average       Average                Average
                                                    Balance     Interest  Yield/Cost     Balance    Interest   Yield/Cost
                                                  ------------  --------- -----------  ------------ ---------  -----------
Interest-earning assets:
   Mortgage Loans (including
       loans held for sale)                         $  93,155    $ 1,796       7.65%     $ 100,520   $ 1,947        7.69%
   Commercial Loans                                   160,440      3,286       8.12%       154,316     3,464        8.90%
   Consumer Loans                                      27,044        553       8.12%        23,379       560        9.51%
                                                  ------------  ---------              ------------ ---------
       Total Loans                                    280,639      5,635       7.97%       278,215     5,971        8.51%

   Taxable securities                                  90,349      1,329       5.84%        92,940     1,513        6.46%
   Nontaxable Investments                               9,057        113       4.95%         6,860        99        5.73%
                                                  ------------  ---------              ------------ ---------
        Total Investments                              99,406      1,442       5.76%        99,800     1,612        6.41%

   Interest-bearing deposits with banks                13,806        116       3.33%         2,953        58        7.79%
   FHLB stock                                           7,631        139       7.23%         7,530       159        8.38%
                                                  ------------  ---------              ------------ ---------
Total interest-earning assets                         401,482    $ 7,332       7.25%       388,498    $7,800        7.97%
                                                                ---------                           ---------
Non-interest-earning assets                            19,670                               17,831
                                                  ------------                         ------------
Total assets                                        $ 421,152                            $ 406,329
                                                  ============                         ============

Interest-bearing liabilities:

   Deposits                                         $ 242,639    $ 2,705       4.42%     $ 213,382  $ 2,991        5.56%
   FHLB Advances                                       89,000      1,335       5.95%        97,663    1,498        6.09%
   Repurchase Agreements                               25,220        174       2.74%        31,749      319        3.99%
                                                  ------------  ---------              ------------
Total interest-bearing liabilities                    356,859    $ 4,214       4.68%       342,794  $ 4,808        5.56%
                                                                ---------                           ---------
Non-interest demand deposits                           18,749                               19,356
Non-interest-liabilities                                2,268                                2,100
                                                  ------------                         ------------
Total liabilities                                     377,876                              364,250
Stockholders' equity                                   43,276                               42,079
                                                  ------------                         ------------
Total liabilities and stockholders' equity          $ 421,152                            $ 406,329
                                                  ============                         ============

Net interest income                                            $   3,118                            $ 2,992
                                                               =========                           =========

Interest rate spread                                                           2.57%                               2.41%
Net interest margin                                                            3.08%                               3.06%
Average interest-earning assets as a percentage
   of average interest-bearing liabilities                                   112.50%                             113.33%

                                                            PART I - ITEM 2

                                                      MANAGEMENT'S DISCUSSION AND
                                                  ANALYSIS OF FINANCIAL CONDITION AND
                                                         RESULTS OF OPERATIONS
                                        COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Average Balance Sheets.
                                                                 Nine Months Ended September 30,
                                             ------------------------------------------------------------------------
                                                            2001                                 2000
                                             -----------------------------------  -----------------------------------
                                               Average                 Average      Average                Average
                                               Balance     Interest   Yield/Cost    Balance    Interest   Yield/Cost
                                             ------------  ---------- ------------------------ ---------- -----------
Interest-earning assets:
   Mortgage Loans (including
       loans held for sale)                     $ 95,349     $ 5,595      7.85%      $ 99,712    $ 5,785       7.76%
   Commercial Loans                              162,116      10,246      8.45%       145,804      9,643       8.84%
   Consumer Loans                                 26,608       1,730      8.69%        20,567      1,464       9.52%
                                             ------------  ----------             ------------ ----------
        Total Loans                              284,073      17,571      8.27%       266,083     16,892       8.49%

   Taxable securities                             83,703       3,847      6.14%        95,086      4,640       6.52%
   Nontaxable Investments                          7,928         302      5.09%         6,869        279       5.43%
                                             ------------  ----------             ------------ ----------
        Total Investments                         91,631       4,149      6.05%       101,955      4,919       6.45%

   Interest-bearing deposits with banks           11,928         396      4.44%         4,202        200       6.36%
   FHLB stock                                      7,611         433      7.61%         7,477        452       8.08%
                                             ------------  ----------             ------------ ----------                          ----------
Total interest-earning assets                    395,243     $22,549      7.63%       379,717   $ 22,463       7.91%
                                                           ----------                          ----------
Non-interest-earning assets                       19,774                               18,446
                                             ------------                         ------------
Total assets                                    $415,017                             $398,163
                                             ============                         ============

Interest-bearing liabilities:
   Deposits                                     $232,607     $ 8,680      4.99%      $207,976    $ 8,147       5.24%
   FHLB Advances                                  89,337       4,000      5.99%        93,371      4,152       5.95%
   Repurchase Agreements                          28,194         615      2.92%        32,654        998       4.09%
                                             ------------  ----------             ------------ ----------                          ----------
Total interest-bearing liabilities               350,138     $13,295      5.08%      334,004     $13,297       5.32%
                                                           ----------                          ----------
Non-interest demand deposits                      19,346                               19,920
Non-interest-liabilities                           2,948                                2,663
                                             ------------                         ------------
Total liabilities                                372,432                              356,584
Stockholders' equity                              42,585                               41,579
                                             ------------                         ------------
Total liabilities and stockholders' equity      $415,017                             $398,163
                                             ============                         ============

Net interest income                                          $ 9,254                             $ 9,166
                                                           ==========                          ==========

Interest rate spread                                                      2.55%                                2.59%
Net interest margin                                                       3.13%                                3.23%
Average interest-earning assets as a percentage
   of average interest-bearing liabilities                              112.88%                              113.69%

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

                                                    Three Months Ended                           Nine Months Ended
                                                      September 30,                                September 30,
                                                      2001 vs. 2000                                2001 vs. 2000
                                                Increase(Decrease) Due to                    Increase(Decrease) Due to
                                        -------------------------------------------   -----------------------------------------

                                                                          Net                                         Net
                                                              Rate/     Increase                          Rate/     Increase
                                         Volume     Rate     Volume    (Decrease)      Volume    Rate    Volume    (Decrease)
                                        -------------------------------------------   -----------------------------------------
                                                                            (In Thousands)
Interest income:
   Mortgage Loans (including
         loans held for sale)              $(141)    $  (9)     $   1     $  (149)      $(253)     $ 66    $  (3)     $  (190)
   Commercial Loans                           137     (301)      (13)        (177)       1,079    (428)      (48)          603
   Consumer Loans                              87      (81)      (14)          (8)         430    (127)      (37)          266
   Taxable securities                        (41)     (145)         2        (184)       (555)    (270)        32        (793)
   Nontaxable securities                       31      (13)       (4)           14          43     (17)       (3)           23
   Interest-bearing deposits with banks       210      (33)     (121)           56         369     (60)     (113)          196
   FHLB stock                                   2      (22)         -         (20)           8     (27)         -         (19)
                                        -------------------------------------------   -----------------------------------------
Total interest-earning assets                 285     (604)     (149)        (468)       1,121    (863)     (172)           86
                                        -------------------------------------------   -----------------------------------------

Interest Expense:

   Deposits                                   408     (606)      (90)        (288)         965    (386)      (46)          533
   FHLB Advances                            (131)      (33)         1        (163)       (178)       29       (3)        (152)
   Repurchase Agreements                     (64)      (99)        20        (143)       (136)    (286)        39        (383)
                                        -------------------------------------------   -----------------------------------------
Total interest-bearing liabilities            213     (738)      (69)        (594)         651    (643)       (10)           2
                                        -------------------------------------------   -----------------------------------------
Net interest income                         $  72     $ 134    $ (80)      $  126        $ 470  $ (220)   $ (162)      $    88
                                        ===========================================   =========================================

                                                            PART I - ITEM 2

                                                      MANAGEMENT'S DISCUSSION AND
                                                  ANALYSIS OF FINANCIAL CONDITION AND
                                                         RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Allowance  and  Provision  for Loan Losses.  The  provision  for loan losses was $89,000 for the three months ended  September 30, 2001 compared to $381,000 for the same period in 2000.  The provision  for loan losses was $440,000 for the nine months ended  September 30,
2001 as  compared to  $783,000  for the same period in 2000.  The  provision  for loan losses  decreased  for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 because the exposure  within the classified  loan portfolio  decreased between  September 30, 2000 and September 30, 2001. The allowance for loan losses  increased  $87,000 to $2.96 million at September 30,
2001 as compared to $2.87 million at December 31, 2000.  Management believes,  based on information  presently  available,  that it has adequately provided for loan losses at September 30, 2001.

Summary of Loan Loss Experience:

                                                Three Months Ended                  Nine months Ended
                                                   September 30,                      September 30,
                                         ---------------------------------- -----------------------------------
Activity for the period ended:                 2001            2000              2001             2000
                                         ---------------------------------- -----------------------------------
                                                                             (in thousands)

Beginning balance                              $  2,931         $  2,118         $  2,869          $   1,741
Charge-offs:
  Real Estate                                       (9)                -              (9)                  -
  Commercial                                       (32)             (32)            (275)               (52)
  Consumer                                         (26)              (1)             (72)                (6)
                                         ---------------------------------- -----------------------------------
       Total                                       (67)             (33)            (356)               (58)

Recoveries:
  Real Estate                                         2                -                2                  -
  Commercial                                          -                -                -                  -
  Consumer                                            1                -                1                  -
                                         ---------------------------------- -----------------------------------
       Total                                          3                -                3                  -

Provision                                            89              381              440                783
                                         ---------------------------------- -----------------------------------
Ending balance                                 $  2,956         $  2,466         $  2,956          $   2,466
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

                                                      MANAGEMENT'S DISCUSSION AND
                                                  ANALYSIS OF FINANCIAL CONDITION AND
                                                         RESULTS OF OPERATIONS
                                        COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-performing loans:

                                                        September 30, 2001      December 31, 2000
                                                      ------------------------------------------------
Principal balance                                                       (in thousands)

Loans on non-accrual status                                      $       407             $      1,053
Loans past due 90 days or more                                            20                      101
                                                      ------------------------------------------------

Total non-performing loans                                               427                    1,154

Other real estate owned                                                  560                        -
                                                      ------------------------------------------------

Total non-performing assets                                      $       987             $      1,154
                                                      ================================================

Non-performing loans to total loans                                    0.15%                    0.40%
Non-performing assets to total loans                                   0.35%                    0.40%
Allowance as a percent of non-performing loans                       692.30%                  248.61%
Allowance as a percent of total loans                                  1.06%                    1.00%

Non-interest  income.  Non-interest  income  decreased  7.8% to $488,000  for the three  months ended  September  30, 2001  compared to
$529,000  for the three  months  ended  September  30,  2000.  The  decrease  is  attributable  primarily  to a decrease of $104,000 in commission  income  on sale of  investment  products  from the  third  quarter  of 2001 to the same  period in 2000.  The  decrease  in commission  income from investment  products is the result of reduced customer  transactions due to substantial  declines and increased volatility in major stock market indexes over the past year.

Non-interest  income  increased  19.7% to $1,664,000  for the nine months ended  September 30, 2001 compared to $1,390,000 for the nine months ended  September  30, 2000.  The increase is  attributable  primarily to 1) an increase in service  charges on deposit  accounts resulting  from an increase in deposit  accounts and a revised fee schedule that  resulted  generally in higher fee income per account, and 2) an increase in gain on sale of loans  resulting  from increased  residential  mortgage loan  originations  due to lower mortgage interest  rates.  Non-interest  income for the nine months ended  September 30, 2000 included gain on sale of premises and equipment of
$86,000.  Excluding this item, non-interest income increased $360,000, or 27.6%, from 2000 to 2001.

                                                            PART I - ITEM 2

                                                      MANAGEMENT'S DISCUSSION AND
                                                  ANALYSIS OF FINANCIAL CONDITION AND
                                                         RESULTS OF OPERATIONS
                                        COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest  expense.  Non-interest  expense  increased by $275,000 for the three months ended  September  30, 2001 as compared to the same period in 2000. The increase  results  primarily from increases in compensation  and benefits,  occupancy and equipment  expenses, and data  processing  expenses.  Compensation  and benefits  expense  increased by $184,000  from 2000 to 2001 due to the hiring of key personnel  within the retail  management  area of the Company.  Occupancy and equipment  costs  increased  $38,000 in the third quarter
2001  compared to the same  quarter in 2000  primarily as a result of  increased  building  repairs and  maintenance.  Data  processing service  expense  increased  $42,000 due primarily to an increase in third party data processing  costs related to additional  services offered to customers of the three Banks.

Non-interest  expense  increased by $446,000 for the nine months ended  September 30, 2001 as compared to the same period in 2000.  The increase  results  primarily from an increase in  compensation  and benefits,  occupancy and equipment  expenses,  and data  processing expenses.  Each of these items increased because of the same factors causing the increase between the third quarter of 2000 and 2001.

Income tax expense.  Income tax expense for the  three-month  period ended  September 30, 2001 was  $406,000,  compared to $364,000 for the same period in 2000.  The  effective  tax rate for the three months ended  September  30, 2001 was 36.5%  compared to 36.1% for the same period in 2000.  Income tax expense for the  nine-month  period ended  September 30, 2001 was  $1,295,000,  compared to $1,287,000 for the same period in 2000.  The effective tax rate for the nine months ended  September 30, 2001 was 35.2%  compared to 37.6% for the same period in 2000.  The  effective tax rate declined  substantially  for the nine months ended  September 30, 2001 as compared to the same period in 2000 due to an amendment in Indiana  financial  institution  tax law which  excludes  receipts from out of state sources and federal  government and agency  obligations.  This change was effective  retroactively to January 1, 1999, for which the cumulative adjustment favorably impacted earnings in the fourth quarter of 2000.

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

The Company's primary sources of funds are customer deposits, customer repurchase agreements,  proceeds from loan repayments,  maturing securities and FHLB advances.  While loan  repayments  and  maturities  are a predictable  source of funds,  deposit flows and mortgage prepayments are greatly influenced by market interest rates,  general economic  conditions and competition.  At September 30, 2001, the
Company had cash and  interest-bearing  deposits with banks of $20.7  million and  securities  available-for-sale  with a fair value of
$98.1  million.  If the Company  requires  funds beyond its ability to generate  them  internally,  it has $28.5  million in additional borrowing capacity with the FHLB's of Indianapolis and Cincinnati, and a Federal funds line of credit of $10.0 million.

The Banks are required to maintain  specific  amounts of capital  pursuant to regulatory  requirements.  As of September 30, 2001,  the
Banks were in  compliance  with all  regulatory  capital  requirements  that were  effective  as of such date with  tangible,  core and risk-based capital ratios as follows:

                                                Total Capital To             Tier 1 Capital To            Tier 1 Capital
                                              Risk-weighted Assets         Risk-weighted Assets         To Average Assets
                                           ---------------------------- ---------------------------- -------------------------
Consolidated                                          16.3%                        15.2%                       9.9%
Community Bank                                        15.8%                        14.8%                       9.4%
Heritage Bank                                         13.9%                        12.6%                       9.3%
Community Bank of Kentucky                            24.5%                        23.2%                      13.4%

Minimum to be well capitalized:                       10.0%                         6.0%                       5.0%

The company has actively been repurchasing shares of its common stock since May 21, 1999.  A net total of 228,691 shares at $3.5 million have been repurchased since that time, with 38,500 and $552,000 purchased since December 31, 2000.

The Company's Board of Directors authorized a share repurchase plan in May 2001 of up to $3.0 million of the Company's common stock.
Through September 30, 2001, a total of $411,000 had been expended to purchase shares under this repurchase plan.

                                                            PART I - ITEM 3

                                                     QUANTITATIVE AND QUALITATIVE
                                                     DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.
The Company uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated that as of
September 30, 2001 net interest income for the Company would decrease by 3.5 percent over one year.  This compares to an estimated decrease of 11.0 percent over one year as of December 31, 2000.  A 200 basis point immediate, sustained downward shock in the yield curve would cause a decrease net interest income by an estimated 11.3 percent over one year.  This compares to an estimated increase of 13.1 percent as of December 31, 2000.  These estimated changes in net interest income are within the policy guidelines established by the Company's board of directors.

The Company attributes the change in its interest rate risk position to the general decline in market interest rates over the previous nine month period ending September 30, 2001.  Specifically, the Company believes that interest rates on deposit accounts cannot be reduced much further even if market interest rates decline.  However, incremental yields on interest-earning assets will decline if market interest rates continue to fall.  This situation would compress net interest spread and cause the Company's net interest margin to decline.  Conversely, if market interest rates were to rise, the cost of interest-bearing liabilities would increase faster than yields on interest-earning assets, also causing a reduction in the Company's net interest margin.  The Company is working actively to counter this situation by attempting to 1) reduce the duration of its assets, and 2) build transaction deposit accounts, which are considered by the Company to be less interest sensitive than its other funding sources.

The Company believes that its one year interest rate sensitivity was reduced between December 31, 2000 and September 30, 2001 in large part because the investment securities portfolio has been completely restructured as market interest rates have declined.  As of December 31, 2000 the Company held a substantial amount of agency securities with long-term maturities and short-term call features.  In a rising interest rate environment these securities become long term, almost completely reducing their interest rate sensitivity.  In falling rate environments these securities are called, becoming completely interest rate sensitive.  As market interest rates have fallen over the last nine months, most of the callable agency securities in the Company's portfolio have been called.  Purchases of securities over the last nine months have been focused on instruments that exhibit more stable cash flow characteristics, thereby reducing the Company's exposure to rising interest rates.

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

               The Company filed a report on Form 8-K on July 19, 2001 reporting, under Item 5, earnings for the three months ended
               June 30, 2001.

               The Company filed a report on Form 8-K on October 23, 2001 reporting, under Item 5, earnings for the three months ended
               September 30, 2001.

                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                            COMMUNITY BANK SHARES OF INDIANA, INC.
                                            (Registrant)

  Dated:  November 14, 2001                 BY:   /s/ James D. Rickard
  _________________________                     ________________________
                                                  James D. Rickard
                                                  President, CEO, and Director

  Dated:  November 14, 2001                 BY:   /s/ Paul A. Chrisco
  _________________________                     ________________________
                                                  Paul A. Chrisco
                                                  Chief Financial Officer