Form 10-K
COMMUNITY BANK SHARES OF INDIANA INC
filed 2002-03-29
CIK 933590

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                               Act of 1934
                For the Fiscal Year Ended December 31, 2001
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
                  _______                       __________
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
                    Common Stock, par value $0.10 per share
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

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of  Registrant's  knowledge,  in  definitive  proxy  or  information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

The  aggregate  market value of the voting stock held by  non-affiliates  of the
Registrant, computed by reference to the asked price of $17.25 per share of such stock as of March 27, 2002, was $42,104,783.  (The exclusion from such amount of the  market  value of the  shares  owned by any  person  shall  not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of March 27, 2002, there were issued and outstanding  2,440,857 shares of the
Registrant's Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 2001.

Part  III of Form  10-K -  Proxy  Statement  for  the  2002  Annual  Meeting  of
Stockholders.

________________________________________________________________________________

                                Form 10-K
                                  Index

                                                                                         Page
                                                                                         ____
Part I:
     Item 1.    Business                                                                   3
     Item 2.    Properties                                                                10
     Item 3.    Legal Proceedings                                                         10
     Item 4.    Submission of Matters to a Vote of Security Holders                       10

Part II:
     Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters      11
     Item 6.    Selected Financial Data                                                   11
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                 11
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                11
     Item 8.    Financial Statements and Supplementary Data                               11
     Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                  11

Part III:
     Item 10.   Directors and Executive Officers of the Registrant                        12
     Item 11.   Executive Compensation                                                    12
     Item 12.   Security Ownership of Certain Beneficial Owners and Management            12
     Item 13.   Certain Relationships and Related Transactions                            12

Part IV:
     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K          13

Signatures                                                                                16

______________________________________________________________________________________________

                                   PART I

ITEM 1. BUSINESS

General

Community Bank Shares of Indiana,  Inc. (the "Company") is a multi-bank  holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiaries are Community Bank of Southern Indiana (CBSI) and Community Bank of
Kentucky  (CBKY).  Until  March 1, 2002,  the  Company  also  operated  two bank branches  in Clark  County,  Indiana  under the name  Heritage  Bank of Southern
Indiana  (HBSI).  On March 1, 2002, HBSI was merged with and into CBSI. CBSI and
CBKY are  state-chartered  stock commercial  banks  headquartered in New Albany,
Indiana and  Bardstown,  Kentucky,  respectively,  and at times are  referred to herein collectively as the "Banks". CBSI is regulated by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. CBKY is
regulated by the Kentucky  Department of Financial  Institutions and the Federal
Deposit Insurance Corporation.

CBSI was founded in 1934 as a federal mutual savings and loan association.  CBSI converted to a federal  mutual  savings bank in 1989, and became a federal stock savings bank on May 1, 1991. On December 2, 1996,  CBSI converted from a federal stock savings bank to a state chartered stock commercial  bank.  CBSI's deposits have been federally insured since 1934 by the Savings Association Insurance Fund
("SAIF")  and  its   predecessor,   the  Federal   Savings  and  Loan  Insurance
Corporation.  CBSI has been a member of the Federal  Home Loan Bank system since
1934.

On May 6, 1998, the Company completed its acquisition of CBKY (formerly NCF Bank and Trust CO) located in Bardstown, Kentucky through a merger with NCF Financial
Corporation (NCF). CBKY, a state chartered  commercial bank with total assets of
$37.0  million  and  $35.6  million  at May 6,  1998,  and  December  31,  1997, respectively,  became a  wholly-owned  subsidiary  of the  Company  through  the exchange of 740,974 shares of the Company's common stock for all the outstanding common  stock  of  NCF.  The  acquisition  was  accounted  for as a  pooling  of interests.

The  Company  had total  assets  of $429.6  million,  total  deposits  of $255.9 million,  and stockholders' equity of $42.4 million as of December 31, 2001. The
Company's  principal  executive office is located at 101 West Spring Street, New
Albany,  Indiana  47150,  and the  telephone  number  at that  address  is (812)
944-2224. The Company's Website is www.cbinonline.com.

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

The Company's three subsidiaries are  community-oriented  financial institutions offering a variety of  financial  services  to their  local  market  areas.  The subsidiaries are engaged  primarily in the business of attracting  deposits from the general  public and using such funds to originate  1) secured and  unsecured
business  loans  of  various  terms  to  local   businesses   and   professional
organizations,  and 2) consumer  loans  including  home equity  lines of credit, automobile and recreational  vehicle,  construction  loans, and loans secured by deposit accounts.  Depending on each subsidiary's liquidity,  interest rate risk and balance sheet positions, fixed-rate mortgage loans are originated either for inclusion in the retained loan  portfolio or for sale in the  secondary  market, while  adjustable  rate  mortgage  (ARM)  loans  are  originated  primarily  for retention  in  each  subsidiary's  loan  portfolio.  To  a  lesser  extent,  the subsidiaries  make  home  equity  loans  secured  by  the  borrower's  principal residence  and other types of consumer  loans such as auto loans.  Although CBSI holds a small  amount  of  multi-family  residential  real  estate  loans in its portfolio,  the Company does not emphasize  the  origination  of such loans.  In addition,  the Company invests in  mortgage-backed,  U.S. Government and agency, and state and municipal securities.

The Company continues to actively originate fixed-rate mortgage loans, generally with terms to maturity  of between  15- to 30- years and secured by  one-to-four family residential properties. One-to-four family fixed-rate loans generally are originated for sale in the secondary mortgage market. The Company sells mortgage loans with servicing either retained or released.  The Company earns service fee income on those loans where servicing is retained.

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

________________________________________________________________________________

                                                                           3.

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

The Company's ARM loans generally  adjust annually with interest rate adjustment limitations of two percentage points per year and six percentage points over the life of the loan.  The  Company  also makes ARM loans with  interest  rates that adjust every one, three or five years. Under the Company's current practice, the interest  rate  on new  ARM  loans  is  initially  derived  from  the  one-year, three-year or five-year U.S. Treasury Constant Maturity Index plus a spread. The
Company's  policy is to qualify  borrowers  for  one-year ARM loans based on the initial interest rate plus the maximum annual rate increase.

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

Commercial  Real Estate Loans.  The Company's  commercial  real estate loans are secured  by  improved  property  such as  offices,  small  business  facilities,
apartment  buildings,   nursing  homes,  warehouses  and  other  non-residential
buildings,  most of which are located in the Company's  primary  market area and most of which  are to be used or  occupied  by the  borrowers.  Commercial  real estate loans have been offered at adjustable  interest  rates and at fixed rates with balloon provisions at the end of the term financing.  The Company continues to originate  commercial real estate loans,  commercial real estate construction loans and land loans.

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

________________________________________________________________________________

                                                                           4.

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

Mortgage  loans  that are sold into the  secondary  market are  submitted,  when possible,  for Automated  Underwriting,  which allows for faster approval and an
expedited  closing.   The  Company's   responsibility  on  these  loans  is  the
fulfillment of the loan purchaser's requirement.  These loans often have reduced underwriting  features and may be made without an appraisal or credit  report at the  option  of the  purchaser.  A  review  signature  is  required  to  signify compliance with the terms of the  commitment.  Loans that are reviewed in a more traditional manner, which are mostly loans held for the Company's own portfolio, require credit  reports,  appraisals,  and income  verification  before they are approved or disapproved.  These loans must be reviewed by two designated Company officials who then make a decision on whether to extend credit.  Loans funded by the Company  that  exceed  GNMA  maximum  loan  values  require  approval by the
President of the subsidiary bank extending the loan.  Private mortgage insurance is required on all loans with a ratio of loan to appraised value of greater than
80%. Property insurance and flood certifications are required on all real estate loans.

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

Employees

As of December 31, 2001,  the Company had 141  employees,  122  full-time and 19 part-time.  CBSI employed 41 full-time and 9 part-time employees,  HBSI employed
19 full-time  and 1 part-time  employee,  and CBKY  employed 12 full-time  and 3 part-time  employees as of December 31, 2001.  None of these entity's  employees are represented by a collective  bargaining  group.  Neither the Company nor any subsidiary has ever experienced a work stoppage.

Competition

The banking  business is highly  competitive,  and as such the  affiliate  banks compete not only with other  commercial  banks,  but also with  savings and loan associations,  trust companies and credit unions for deposits and loans, as well as stock brokerages,  insurance  companies,  and other entities providing one or more  of the  services  and  products  offered  by the  Banks.  In  addition  to competition,  the  Company's  business and operating  results are  significantly affected by the general economic conditions prevalent in its market area.

The Banks'  primary  market area  consists of the  counties of Floyd,  Clark and
Harrison, which are located in Southern Indiana along the Ohio River, and Nelson
County,  which is  located  approximately  40  miles  southeast  of  Louisville,
Kentucky.  Clark,  Floyd, and Harrison  counties are three of the seven counties comprising the Louisville,  Kentucky  Standard  Metropolitan  Statistical  Area,
which has a population  in excess of one million.  The  aggregate  population of
Floyd, Clark and Harrison counties is approximately  203,000.  The population of
Nelson  County is  approximately  37,000.  Counties  surrounding  Nelson  County include:  Spencer,  Anderson,  Hardin,  Washington,  Marion,  Larue, and Bullitt
counties,  which together have a population in excess of 220,000.  The Company's headquarters are in New Albany,  Indiana, a city of 48,000 located approximately three miles from the center of Louisville.
________________________________________________________________________________

                                                                           5.
Regulation and Supervision

As a bank  holding  company,  the Company is  regulated  under the Bank  Holding
Company Act of 1956, as amended (the "Act"). The Act limits the business of bank
holding   companies  to  banking,   managing  or  controlling  banks  and  other
subsidiaries  authorized under the Act, performing certain servicing  activities for subsidiaries and engaging in such other activities as the Board of Governors of the Federal  Reserve  System  ("Federal  Reserve  Board") may determine to be closely  related to banking.  The Company is  registered  with and is subject to regulation by the Federal Reserve Board. Among other things, applicable statutes and regulations require the Company to file an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act and the regulations  which  implement  the Act. The Federal  Reserve Board also conducts examinations of the Company.

The Act provides that a bank holding  company must obtain the prior  approval of the Federal  Reserve Board to acquire more than 5 percent of the voting stock or substantially  all the assets of any bank or bank holding  company.  The Company currently has no formal  agreement or  commitments  about any such  transaction.
However, the Company evaluates opportunities to invest in or acquire other banks or bank holding companies as they arise and may engage in these  transactions in the future. The Act also provides that, with certain exceptions,  a bank holding company  may not (i)  engage in any  activities  other  than those of banking or managing or controlling banks and other authorized subsidiaries,  or (ii) own or control  more than 5 percent of the voting  shares of any company  that is not a bank,  including  any foreign  company.  In  addition,  the Federal  Reserve Act restricts the Bank's extension of credit to the Company.

A bank holding company is permitted,  however, to acquire shares of any company, the  activities  of which the  Federal  Reserve  Board has  determined  to be so closely  related to banking or managing or  controlling  banks as to be a proper incident  thereto.  The  Federal  Reserve  Board's  regulations  state  specific activities  that are  permissible  under that  exception.  The Company  does not currently  have any  agreements  or  commitments  to  engage  in any  nonbanking activities.

In  approving  acquisitions  by bank holding  companies  of banks and  companies engaged in  banking-related  activities,  the Federal  Reserve  Board  considers whether any such activity by an affiliate of the holding  company can reasonably be expected to produce  benefits  to the  public,  such as greater  convenience, increased  competition,  or gains in  efficiency,  that  outweigh  any  possible adverse effects such as undue  concentration  of resources,  decreased or unfair competition,  conflicts of interest,  or unsound banking practices.  The Federal
Reserve  Board has  cease-and-desist  powers over parent  holding  companies and nonbanking  subsidiaries  if their  actions  constitute a serious  threat to the safety, soundness, or stability of a subsidiary bank.

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
Gramm-Leach-Bliley  Act permits bank holding  companies to qualify as "financial holding  companies"  that may engage in a broad range of  financial  activities, including underwriting,  dealing in and making a market in securities; insurance underwriting and agency  activities;  and merchant banking.  The Federal Reserve
Board is authorized to expand the list of permissible financial activities.  The
Gramm-Leach-Bliley  Act  also  authorizes  banks  to  engage  through  financial subsidiaries  in nearly all of the  activities  permitted for financial  holding companies. The Company has not elected the status of financial holding company.

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

As state chartered  commercial  banks, CBSI and CBKY are subject to examination,
supervision  and  extensive   regulation  by  the  FDIC  and  their   respective
Departments of Financial Institutions (the "DFIs"). CBSI is a member of and owns stock in the FHLB of  Indianapolis,  while CBKY is a member of and owns stock in the FHLB of  Cincinnati.  The FHLB  institutions  located  in  Indianapolis  and
Cincinnati  are each one of the twelve  regional  banks in the Federal Home Loan
Bank System. CBSI and CBKY are also subject to regulation by the Federal Reserve
Board,  which governs  reserves to be maintained  against deposits and regulates certain other matters.  The extensive  system of banking laws and regulations to which the Banks are subject are intended  primarily for the  protection of their customers and depositors, and not shareholders.

________________________________________________________________________________

                                                                           6.

The FDIC and the DFIs  regularly  examine the Banks and prepare a report for the consideration of each Bank's Board of Directors on any deficiencies  that it may find in their  operations.  The  relationship  with its depositors and borrowers also is regulated  to a great extent by both federal and state laws,  especially in such matters as the ownership of savings accounts and the form and content of the Banks' mortgage documents.

Federal  Regulation of Commercial  Banks. The FDIC has extensive  authority over the operations of all insured  commercial banks. As part of this authority,  the
Banks are required to file  periodic  reports with the FDIC and the DFIs and are subject  to  periodic  examinations  by both  agencies.  In the  course of these examinations,  the examiners may require the Banks to provide for higher general loan loss reserves.  (Financial  institutions  in various  regions of the United
States  have been called  upon by  examiners  to write down assets to their fair market  values and to establish  increased  levels of  reserves,  primarily as a result of  perceived  weaknesses  in real estate  values and a more  restrictive regulatory climate).

The investment and lending authority of a state-chartered  bank is prescribed by federal laws and regulations, and such banks are prohibited from engaging in any
activities  not  permitted  by  such  laws  and  regulations.   These  laws  and
regulations generally are applicable to all state chartered banks.

CBSI is subject to the same current national bank limits on maximum loans to one borrower;  it may not lend to a single  or  related  group  of  borrowers  on an unsecured  basis an amount in excess of the greater of $500,000 or 15 percent of the bank's  unimpaired  capital and surplus.  An additional  amount may be lent, equal to 10 percent of unimpaired  capital and surplus,  if such loan is secured
by  readily  marketable   collateral,   which  is  defined  to  include  certain
securities, but generally does not include real estate. CBKY is subject to legal lending  limits of 20 percent of  unimpaired  capital and surplus for  unsecured loans and 30 percent of unimpaired capital and surplus for secured loans.

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers,  directors and principal stockholders.  Under Section 22(h), loans to a director,  an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interests of either, may not exceed,  together with all other  outstanding loans to such person and affiliated  interests,  the institution's  loans  to  one  borrower  limit  (generally  equal  to 15% of the institution's unimpaired capital and surplus).  Section 22(h) also requires that loans to directors,  executive  officers and principal  stockholders  be made on terms  substantially  the same as offered in  comparable  transactions  to other persons and also requires prior board  approval for certain loans.  In addition, the aggregate  amount of extensions of credit to all insiders  cannot exceed the institution's  unimpaired  capital and  surplus.  At December 31, 2001 the Banks were in compliance with the above restrictions.

Safety and Soundness.  The Federal Deposit Insurance Act ("FDIA"), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and
the  Riegle  Community  Development  and  Regulatory  Improvement  Act of  1994,
requires  the federal  bank  regulatory  agencies  to  prescribe  standards,  by regulations  or  guidelines,  relating  to the  internal  controls,  information systems and internal audit systems,  loan  documentation,  credit  underwriting, interest-rate-risk  exposure,  asset  growth,  asset  quality,  earnings,  stock valuation and  compensation,  fees and benefits and such other  operational  and managerial  standards  as the agencies  may deem  appropriate.  The federal bank regulatory  agencies  adopted,  effective  August 9, 1995,  a set of  guidelines prescribing safety and soundness  standards  pursuant to FDICIA, as amended.  In general,  the guidelines  require,  among other things,  appropriate systems and practices  to  identify  and manage  the risks and  exposures  specified  in the guidelines.

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

Prompt  Corrective  Action.  Under  Section  38 of the FDIA,  as  amended by the
FDICIA, each federal banking agency was required to implement a system of prompt corrective  action for  institutions  which it  regulates.  The federal  banking agencies,  including the FDIC,  adopted  substantially  similar  regulations  to implement  Section 38 of the FDIA,  effective as of December 19, 1992. Under the regulations,  an  institution is deemed to be (i)  "well-capitalized"  if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage  capital ratio of 5.0% or more and is not subject to any order or final capital  directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total  risk-based  capital  ratio of 8.0% or more, a Tier 1  risk-based  capital ratio of 4.0% or more and a Tier 1 leverage  capital ratio of 4.0% or more (3.0%
under  certain  circumstances)  and  does  not  meet  the  definition  of  "well capitalized,"  (iii)  "undercapitalized"  if it has a total  risk-based  capital ratio that is less than 8.0%,  a Tier 1  risk-based  capital  ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances),  (iv) "significantly undercapitalized" if it has a total risk-based  capital  ratio that is less than 6.0%, a Tier 1  risk-based  capital ratio  that is less than 3.0% or a Tier II  average  capital  ratio that is less than 3.0%, and (v) "critically  undercapitalized"  if it has a ratio of tangible equity to total  assets  that is equal to or less than  2.0%.  Section 38 of the
FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized  institution as adequately capitalized and may require an adequately capitalized  institution or an undercapitalized institution to comply with supervisory actions as if it were in the  next  lower  category  (except  that  the  FDIC  may  not  reclassify  a significantly  undercapitalized institution as critically undercapitalized).  At
December  31,  2001,  the  Company and each of the  subsidiary  Banks was deemed well-capitalized for purposes of the above regulations.
________________________________________________________________________________

                                                                            7.

Federal Home Loan Bank System. CBSI is a member of the FHLB of Indianapolis, and
CBKY is a member of the FHLB of  Cincinnati.  The FHLB of  Indianapolis  and the
FHLB of  Cincinnati  are each one of the 12 regional  FHLB's that,  prior to the enactment of FIRREA, were regulated by the Federal Home Loan Bank Board (FHLBB).
FIRREA  separated  the home  financing  credit  function  of the FHLB's from the regulatory  functions of the FHLB's  regarding  savings  institutions  and their insured  deposits by transferring  oversight over the FHLB's from the FHLBB to a new federal agency, the Federal Home Financing Board ("FHFB").

As members of the FHLB  Banking  system,  each of CBSI and CBKY is  required  to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its  aggregate  unpaid  residential  mortgage  loans,  home  purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater  fraction as established by the FHLB) of outstanding  FHLB advances.  At
December  31,  2001,  $5.9  million,  $900,000,  and $888,000 of FHLB stock were outstanding for CBSI, HBSI, and CBKY, respectively, which was in compliance with this requirement. In past years, CBSI, HBSI, and CBKY have received dividends on their FHLB stock.

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

Each  FHLB  serves as a reserve  or  central  bank for its  members  within  its assigned  region.  It is funded primarily from proceeds derived from the sale of consolidated  obligations  of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors  of the FHLB.  At December  31,  2001,  the Company had $89 million in advances from the FHLB.

Accounting.  An FDIC policy  statement  applicable  to all banks  clarifies  and re-emphasizes  that the  investment  activities  of a bank must be in compliance with approved and documented  investment  policies and  strategies,  and must be accounted for in accordance with generally accepted accounting principles. Under the  policy  statement,  management  must  support  its  classification  of  and accounting for loans and securities (i.e.,  whether held to maturity,  available for sale or available for trading) with appropriate documentation. The Banks are in compliance with these amended rules.

Insurance  of  Accounts.  Each Bank's  deposits  are insured up to $100,000  per insured member (as defined by law and regulation). Deposits of CBSI and CBKY are insured by the Savings Association  Insurance Fund (SAIF), while HBSI's deposits assumed  by CBSI  upon the  merger of HBSI  into  CBSI are  insured  by the Bank
Insurance  Fund (BIF).  This insurance is backed by the full faith and credit of the United States  Government.  The SAIF and the BIF are both  administered  and managed by the FDIC. As insurer,  the FDIC is authorized to conduct examinations of and to require  reporting by SAIF and BIF insured  institutions.  It also may prohibit  any  insured  institution  from  engaging  in any  activity  the  FDIC determines by regulation or order to pose a serious  threat to either fund.  The
FDIC also has the authority to initiate  enforcement  actions against  financial institutions.  The  annual  assessment  for  deposit  insurance  is  based  on a risk-related  premium  system.  Each insured  institution  is assigned to one of
three  capital  groups:  well  capitalized,   adequately  capitalized  or  under
capitalized.  Within each  capital  group,  institutions  are assigned to one of three  subgroups  (A, B, or C) on the basis of  supervisory  evaluations  by the institution's  primary federal  supervisor and if applicable,  state supervisor.
Assignment to one of the three capital groups, coupled with assignment to one of
three   supervisory   subgroups,   will   determine   which  of  the  nine  risk
classifications  is appropriate  for an institution.  Institutions  are assessed
insurance  rates  based  on  their  assigned  risk  classifications.   The  well
capitalized,   subgroup  "A"  category  institutions  are  assessed  the  lowest insurance rate, while  institutions  assigned to the under capitalized  subgroup
"C" category are assessed the highest  insurance  rate.  As of December 31, 2001 the  subsidiary  banks  were  assigned  to the  well-capitalized,  subgroup  "A"
category.  During 2001, CBSI, HBSI and CBKY paid an annual insurance rate of 1.9 cents per $100 of deposits.

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

________________________________________________________________________________

                                                                           8.

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

The FDIC has  passed  regulations,  under  the  FDIA,  that  generally  prohibit payments to directors,  officers and employees  contingent  upon  termination of their affiliation with an FDIC-insured institution or its holding company (i.e.,
"golden   parachute   payments")  if  the  payment  is  received   after  or  in
contemplation  of, among other  things,  insolvency,  a  determination  that the institution or holding company is in "troubled condition",  or the assignment of a composite examination rating of "4" or "5" for the institution.  Certain types of employee benefit plans are not subject to the  prohibition.  The regulations, which are not currently applicable to the Company, would also generally prohibit
certain  indemnification   payments  regarding  any  administrative   proceeding
instituted  against a person that results in a final order pursuant to which the person is assessed  civil money  penalties  or  subjected  to other  enforcement action. The Company has no such agreements with any directors or employees.

The Federal  Reserve  System.  The Federal Reserve Board requires all depository institutions  to  maintain  reserves  against  their  transaction  accounts  and non-personal  time deposits.  As of December 31, 2001, no reserves were required to be maintained on the first $5.5 million of transaction accounts,  reserves of
3% were  required  to be  maintained  against  the  next  $41.3  million  of net transaction  accounts  (with such dollar  amounts  subject to  adjustment by the
Federal Reserve Board),  and a reserve of 10% (which is subject to adjustment by the Federal  Reserve  Board to a level between 8% and 14%) against all remaining net transaction  accounts.  Because required  reserves must be maintained in the form of vault cash or a non-interest-bearing  account at a Federal Reserve Bank, the effect of this reserve  requirement  is to reduce an  institution's  earning assets.

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

________________________________________________________________________________

                                                                           9.

ITEM 2. PROPERTIES

The Company conducts its business through its corporate  headquarters located in
New Albany,  Indiana.  CBSI  operates a main office and eight branch  offices in
Clark and Floyd  Counties,  Indiana,  while CBKY  operates a main office and one branch in Nelson  County,  Kentucky.  The  following  table sets  forth  certain information  concerning  the main offices and each branch office at December 31,
2001.  The  aggregate net book value of premises and equipment was $11.2 million at December 31, 2001.

Location                                             Year Opened    Owned or Leased

Community Bank of Southern Indiana:
101 West Spring St. - Main Office                        1937            Owned
New Albany, IN  47150

401 East Spring St. - Drive Thru for Main Office         2001            Owned
New Albany, IN  47150

2626 Charlestown Road                                    1995            Owned
New Albany, IN  47150

480 New Albany Plaza                                     1974            Leased
New Albany, IN 47130

901 East Highway 131                                     1981            Owned
Clarksville, IN  47130

701 Highlander Point Drive                               1990            Owned
Floyds Knobs, IN  47119

102 Heritage Square                                      1992            Owned
Sellersburg, IN  47172

201 W. Court Ave.                                        1996            Owned
Jeffersonville, IN 4710

5112 Highway 62                                          1997            Owned
Jeffersonville, IN  47130

Community Bank of Kentucky:
106A West John Rowan Blvd. - Main Office                 1997            Leased
Bardstown, KY 40004

119 East Stephen Foster Ave.                             1972            Owned
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders,  through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

________________________________________________________________________________

                                                                         10.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

See page 21 of the Annual Report to Stockholders  incorporated herein as Exhibit
13, which is incorporated  herein by reference to information  under the heading
"Market and Dividend Information."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

See page 4 of the Annual Report to Stockholders  incorporated  herein as Exhibit
13, which is incorporated  herein by reference to information under the headings
"Selected Consolidated Financial Data."

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

See pages 5 - 21 of the Annual  Report to  Stockholders  incorporated  herein as
Exhibit 13, which are incorporated  herein by reference to information under the heading "Management's Discussion and Analysis."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See pages 19 - 21 of the Annual Report to  Stockholders  incorporated  herein as
Exhibit 13, which are incorporated  herein by reference to information under the heading "Market Risk Analysis."

ITEM 8. FINANCIAL STATEMENTS

See pages 28 - 52 of the 2001 Annual Report to Stockholders  incorporated herein as Exhibit 13, which are incorporated  herein by reference to information  under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income,"
"Consolidated  Statements  of Changes in  Stockholders'  Equity,"  "Consolidated
Statements of Cash Flows," and "Notes to Consolidated Financial Statements."

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

On March 1, 2001,  the board of  directors of the Company  determined  to engage
Crowe,  Chizek and Company LLP as its  independent  auditors for the fiscal year ended December 31, 2001. On March 1, 2001, the registrant orally notified Monroe
Shine & Co., Inc. ("Monroe Shine"),  its current  independent  auditors,  of this  determination  and that  Monroe  Shine would not be engaged for the fiscal year ending  December 31, 2001.  The  determination  to replace Monroe Shine was recommended  by the audit  committee and approved by the full board of directors of the Company.

The  report of Monroe  Shine on the  consolidated  financial  statements  of the
Company for the years ended  December  31,  2000 and 1999  contained  no adverse opinion or  disclaimer  of  opinion  and was not  qualified  or  modified  as to uncertainty,  audit  scope,  or  accounting  principles.  During the years ended
December 31, 2000 and 1999 and during the period from December 31, 2000 to March
1, 2001,  there were no  disagreements  between the  registrant and Monroe Shine concerning accounting principles or practices,  financial statement disclosures, or auditing scope or procedure.

________________________________________________________________________________

                                                                         11.

                                 PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Information  concerning  Directors and executive  officers of the Registrant and
reporting  under  Section  16  of  the  Securities   Exchange  Act  of  1934  is
incorporated  herein by reference to information under the headings "Election of
Directors" and "Section 16(a) Beneficial Ownership Reporting  Compliance" in the
Company's  definitive  Proxy Statement for the Annual Meeting of Stockholders to
be held on May 21, 2002.

ITEM 11. EXECUTIVE COMPENSATION

Information   concerning  executive   compensation  is  incorporated  herein  by
reference  to the  information  under  the  headings  "Executive  Compensation",
"Compensation  of Directors",  "Defined  Benefit Pension Plan",  "Employment and
Retirement  Agreements",  and  "Compensation  Committee  Interlocks  and Insider
Participation"  in the  Company's  definitive  Proxy  Statement  for the  Annual
Meeting of Stockholders to be held on May 21, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information  concerning  security  ownership of certain owners and management is incorporated  herein by reference to the  information  under the heading  "Stock
Ownership by Directors and Executive Officers" in the Company's definitive Proxy
Statement for the Annual Meeting of Stockholders to be held on May 21, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning  relationships and transactions is incorporated herein by
reference  to  the  information  under  the  headings  "Compensation   Committee
Interlocks and Insider Participation",  "Indebtedness of Management", and "Other
Transactions  with Management and Related  Parties" in the Company's  definitive
Proxy  Statement for the Annual  Meeting of  Stockholders  to be held on May 21,
2002.

________________________________________________________________________________

                                                                        12.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The  following  information,  appearing  in the  Registrant's  Annual  Report to
Stockholders  for the year ended December 31, 2001, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                                                 Page in Annual
Annual Report Section                                                                                Report

Selected Consolidated Financial Data                                                                    4

Management's Discussion and Analysis of Financial Condition and Results of Operations                 5-21

Change in or Disagreements with Accountants                                                            22

Independent Auditor's Report                                                                          26-27

Consolidated Balance Sheets                                                                            28

Consolidated Statements of Income                                                                      29

Consolidated Statements of Changes in Stockholders' Equity                                             30

Consolidated Statements of Cash Flows                                                                  31

Notes to Consolidated Financial                                                                       32-52

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required  information
is  inapplicable   or  the  required   information  has  been  included  in  the
Consolidated Financial Statements or notes thereto.

___________________________________________________________________________________________________________________________

                                                                                                                    13.

(a) (3) Exhibits

Exhibit
Number            Document
3.1               Articles of Incorporation (1)
3.2               Bylaws (1)
4.0               Common Stock Certificate (1)
10.1              Employment Agreement with Dale L. Orem * (2)
10.2              Retirement Agreement with Robert E. Yates * (2)
10.3              Employment Agreement with James D. Rickard * (3)
10.4              Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan * (4)
10.5              Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan * (5)
13.0              Annual Report to Security Holders
21.0              Subsidiaries of Registrant
23.0              Consent of Crowe, Chizek and Company LLP
23.0              Consent of Monroe Shine & Co., Inc.

* Management  contract or compensatory plan or arrangement  required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.

(1)  Incorporated  herein by  reference  to  Registration  Statement on Form S-1 filed December 9, 1994 (File No. 33-87228).
(2)  Incorporated  by reference to the Annual Report on Form 10-K filed April 2,
     2001.
(3)  Incorporated  by  reference  to the  Quarterly  Report on Form  10-Q  filed
     November 14, 2000.
(4)  Incorporated  by reference  from the exhibits  filed with the  Registration
     Statement on Form S-8, and any amendments thereto,  Registration  statement
     No. 333- 60089.
(5)  Incorporated  by reference  from the exhibits  filed with the  Registration statement on Form S-3, and any amendments thereto,  Registration  Statement
     No. 333-40211.

(b) Reports on Form 8-K:

         Filing date       Event reported
         03/06/2001        Change in Registrant's Certifying Accountant
                                from Monroe Shine & Co., Inc. to Crowe, Chizek
                                and Company LLP
         03/21/2001        Increase in Quarterly Dividend to Common Stockholders
                                from $0.135 Per Share to $0.145 Per Share
         04/16/2001        Announcement of First Quarter 2001 Financial Results
         05/15/2001        $3.0 Million Common Share Repurchase Program
         06/27/2001        Appointment of George M. Ballard of Bardstown,
                                Kentucky to the Board of Directors.
         07/19/2001        Announcement of Second Quarter 2001 Financial Results
         10/23/2001        Announcement of Third Quarter 2001 Financial Results
         11/15/2001        Resignation of Senior Vice President
         01/29/2002        Announcement of Fourth Quarter and Annual 2001
                                Financial Results

___________________________________________________________________________________

                                                                              14.

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Date: March 30, 2002                By:     \s\ James D. Rickard
                                            --------------------
                                            JAMES RICKARD
                                            President, Chief Executive
                                            Officer and Director

________________________________________________________________________________

                                                                          15.

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

By:      \s\ C. Thomas Young                By:     \s\ Timothy T. Shea
         --------------------                       -------------------
         C. THOMAS YOUNG,                           TIMOTHY T. SHEA,
         Chairman of the Board                      Vice Chairman of the Board
         of Directors                               of Directors
         Date: March 30, 2002                       Date: March 30, 2002

By:      \s\ Robert J. Koetter, Sr.         By:     \s\ Steven R. Stemler
         --------------------------                 ---------------------
         ROBERT J. KOETTER, SR.,                    STEVEN R. STEMLER,
         Director                                   Director
         Date: March 30, 2002                       Date: March 30, 2002

By:      \s\ Gary L. Libs                   By:     \s\ Dale L. Orem
         -------------------                        ----------------
         GARY L. LIBS,                              DALE L. OREM,
         Director                                   Director
         Date: March 30, 2002                       Date: March 30, 2002

By:      \s\ James W. Robinson              By:     \s\ Paul A. Chrisco
         ---------------------                      -------------------
         JAMES W. ROBINSON,                         PAUL A. CHRISCO,
         Director                                   Senior Vice President,
         Date: March 30, 2002                       Chief Financial Officer
                                                    Date: March 30, 2002

By:      \s\ George M. Ballard
         ---------------------
         George M. Ballard,
         Director
         Date: March 30, 2002

By:      \s\ Gordon L. Huncilman
         ---------------------
         GORDON L. HUNCILMAN,
         Director
         Date: March 30, 2002

By:      \s\ Kerry M. Stemler
         ---------------------
         KERRY M. STEMLER,
         Director
         Date: March 30, 2002

By:      \s\ James D. Rickard
         --------------------
         JAMES D. RICKARD,
         President, Chief Executive
         Officer, and Director
         Date: March 30, 2002

________________________________________________________________________________

                                                                          16.

Exhibit Index

Exhibit
Number            Document
3.1               Articles of Incorporation (1)
3.2               Bylaws (1)
4.0               Common Stock Certificate (1)
10.1              Employment Agreement with Dale L. Orem * (2)
10.2              Retirement Agreement with Robert E. Yates * (2)
10.3              Employment Agreement with James D. Rickard * (3)
10.4              Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan * (4)
10.5              Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan * (5)
13.0              Annual Report to Security Holders
21.0              Subsidiaries of Registrant
23.0              Consent of Crowe, Chizek and Company LLP
23.0              Consent of Monroe Shine & Co., Inc.

* Management  contract or compensatory plan or arrangement  required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.

     (1)  Incorporated herein by reference to Registration Statement on Form S-1 filed December 9, 1994 (File No. 33-87228).
     (2)  Incorporated  by  reference  to the  Annual  Report on Form 10-K filed
          April 2, 2001.
     (3)  Incorporated  by reference to the Quarterly  Report on Form 10-Q filed
          November 14, 2000.
     (4)  Incorporated   by  reference   from  the   exhibits   filed  with  the
          Registration  Statement  on  Form  S-8,  and any  amendments  thereto,
          Registration statement No. 333- 60089.
     (5)  Incorporated   by  reference   from  the   exhibits   filed  with  the
          Registration  statement  on  Form  S-3,  and any  amendments  thereto,
          Registration Statement No. 333-40211.

___________________________________________________________________________________________