Form 10-Q
period 2002-05-15
COMMUNITY BANK SHARES OF INDIANA INC
filed 2002-05-15
CIK 933590

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                       FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended MARCH 31, 2002

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

                                       Not applicable
_______________________________________________________________________________________________________
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

     APPLICABLE  ONLY TO  CORPORATE  ISSUERS:  Indicate  the  number  of  shares outstanding  of each of the issuer's  classes of common stock,  as of the latest practicable date:  2,442,726 shares of common stock were outstanding as of April
30, 2002.

_______________________________________________________________________________________________

                  COMMUNITY BANK SHARES OF INDIANA, INC.

                                 INDEX

Part I  Financial Information                                              Page

         Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets                                      3

           Consolidated Statements of Income                                4

           Consolidated Statements of Changes in Stockholders' Equity       5

           Consolidated Statements of Cash Flows                            6

           Notes to Consolidated Financial Statements                      7-10

         Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            11-19

         Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                              20-21

Part II           Other Information                                        22

Signatures                                                                 23

________________________________________________________________________________

                      PART I - FINANCIAL INFORMATION
          COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                               March 31,               December 31,
                                                             ____________             _____________
                                                                 2002                      2001
                                                             ____________             _____________
                                                              (In thousands,except share and per
ASSETS                                                                   share data)
Cash and due from banks                                      $   7,312                 $    8,442
Interest bearing deposits in other financial institutions        3,786                      2,657
Securities available for sale, at fair value                    95,171                     99,101
Loans held for sale                                                950                      1,401
Loans, net                                                     302,253                    294,030
Federal Home Loan Bank stock, at cost                            7,668                      7,658
Foreclosed real estate                                             605                        560
Premises and equipment, net                                     11,181                     11,216
Accrued interest receivable and other assets                    14,413                      4,551
                                                            _______________________________________
    Total Assets                                             $ 443,339                $   429,616
                                                            =======================================

LIABILITIES
Deposits                                                     $ 262,654                $   255,892
Short-term borrowings                                           35,586                     39,075
Federal Home Loan Bank advances                                100,000                     89,000
Accrued interest payable and other liabilities                   2,997                      3,284
                                                            _______________________________________
    Total Liabilities                                          401,237                    387,251
                                                            _______________________________________

STOCKHOLDERS' EQUITY
Preferred stock, without par value;
  5,000,000 shares authorized; none issued                           -                          -
Common stock, $.10 par value per share;
  10,000,000 shares authorized; 2,728,298 shares issued;
  2,444,296 and 2,475,894 shares outstanding                       273                        273
Additional paid-in capital                                      19,516                     19,513
Retained earnings                                               27,016                     26,653
Accumulated other comprehensive loss                              (367)                      (259)
Unearned ESOP and performance share awards                        (128)                      (143)
Treasury stock, at cost - 271,728 shares (238,691
  shares at December 31, 2001)                                  (4,208)                    (3,672)
                                                            ________________________________________
    Total Stockholders' Equity                                  42,102                     42,365
                                                            ________________________________________
    Total Liabilities and Stockholders' Equity               $ 443,339                $   429,616
                                                            ========================================

See accompanying notes to consolidated financial statements.

                                               -3-

_____________________________________________________________________________________________________________

                                  PART I - FINANCIAL INFORMATION
                      COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                       ___________
                                                                    2002        2001
                                                                __________    _________
INTEREST INCOME                                          (In thousands, except per share data)
  Loans, including fees                                            $5,108      $6,158
  Securities:
    Taxable                                                           984       1,247
    Tax exempt                                                        132          90
  Federal Home Loan Bank stock dividends                              110         152
  Interest bearing deposits in other financial institutions            12         109
                                                                  _______________________
       Total interest income                                        6,346       7,756
                                                                  _______________________

INTEREST EXPENSE
  Deposits                                                          1,930       3,045
  Federal Home Loan Bank advances                                   1,344       1,337
  Short-term borrowings                                                98         278
                                                                  _______________________
       Total interest expense                                       3,372       4,660
                                                                  _______________________
       Net interest income                                          2,974       3,096
  Provision for loan losses                                           138         207
                                                                  _______________________
       Net interest income after provision for loan losses          2,836       2,889
                                                                  _______________________

NON-INTEREST INCOME
  Service charges on deposit accounts                                 200         207
  Commission income                                                   148         219
  Gain (loss) on sale of available for sale securities                 62        (18)
  Net gain on sale of mortgage loans                                   73          63
  Loan servicing income, net of amortization                           21          28
  Other                                                               139          34
                                                                  _______________________
        Total non-interest income                                     643         533
                                                                  _______________________

NON-INTEREST EXPENSE
  Salaries and employee benefits                                    1,379       1,180
  Occupancy and equipment                                             397         340
  Data processing                                                     261         209
  Other                                                               450         381
                                                                  _______________________
       Total non-interest expense                                   2,487       2,110
                                                                  _______________________
  Income before income taxes                                          992       1,312
  Income tax expense                                                  274         478
                                                                  _______________________
  Net Income                                                        $ 718       $ 834
                                                                  =======================

  Earnings per share:
       Basic                                                        $0.29       $0.33
                                                                  =======================
       Diluted                                                      $0.29       $0.33
                                                                  =======================

See accompanying notes to consolidated financial statements.

                                        -4-

_________________________________________________________________________________________________

                                              PART I - FINANCIAL INFORMATION
                                  COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (Dollar amounts in thousands, except share and per share data)
                                                      (Unaudited)
______________________________________________________________________________________________________________________________________
                                                                                                       Unearned
                                                                                        Accumulated      ESOP
                                            Common               Additional                Other         and                 Total
                                            Shares      Common    Paid-In   Retained   Comprehensive Performance Treasury Stockholders'
                                         Outstanding    Stock     Capital   Earnings      Income        Shares     Stock    Equity
______________________________________________________________________________________________________________________________________
Balance, January 1, 2002                   2,475,894     $273     $19,513   $26,653      $(259)        $(143)   $(3,672)   $42,365

Cash dividends declared on
  common stock ($0.145 per share)                           -           -      (355)         -             -          -       (355)
Repurchase common stock                      (35,037)       -           -         -          -             -       (567)      (567)
Commitment of shares to be released
  under the ESOP                               1,439        -           8         -          -            15          -         23
Stock options exercised                        2,000        -          (5)        -          -             -         31         26
Comprehensive income:
  Net income                                                -           -       718          -             -          -        718
  Change in unrealized gain (loss)
    on securities available for sale,
    net of tax effects                                      -           -         -       (106)            -          -        106)
  Minimum pension liability, net of tax
    effects                                                 -           -         -         (2)            -          -         (2)
______________________________________________________________________________________________________________________________________
     Total comprehensive income                                                                                                610
______________________________________________________________________________________________________________________________________

Balance, March 31, 2002                    2,444,296     $273     $19,516   $27,016      $(367)        $(128)   $(4,208)   $42,102
======================================================================================================================================

See accompanying notes to consolidated financial statements.

                                                                       -5-

__________________________________________________________________________________________________________________________________________

                               PART I - FINANCIAL INFORMATION
                    COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                                _________
                                                                           2002          2001
                                                                          ______       _______
CASH FLOWS FROM OPERATING ACTIVITIES                                         (In thousands)
  Net income                                                              $ 718          $ 834
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                           138            207
        Depreciation expense                                                237            174
        Net amortization of securities                                      186              1
        Loss (gain) on sale of available for sale securities                (62)            18
        Mortgage loans originated for sale                               (7,373)        (7,155)
        Proceeds from mortgage loan sales                                 7,897          7,218
        Net gain on sales of mortgage loans                                 (73)           (63)
        Federal Home Loan Bank stock dividends                              (10)           (15)
        ESOP and performance share award expense                             23             28
        Changes in assets and liabilities:
           Accrued interest receivable and other assets                  (9,862)         2,073
           Accrued interest payable and other liabilities                  (242)        (1,100)
                                                                     ____________________________
             Net cash from operating activities                          (8,423)         2,220
                                                                     ____________________________
CASH FLOWS FROM INVESTING ACTIVITIES
        Net increase in interest bearing deposits with banks             (1,129)        (5,728)
        Activity in available for sale securities:
            Sales                                                        10,231          2,982
            Purchases                                                   (12,304)             -
            Maturities, prepayments and calls                             5,731          1,971
        Loan originations and payments, net                              (8,406)         3,976
        Purchase of premises and equipment, net                            (202)          (462)
                                                                     ____________________________
             Net cash from investing activities                          (6,079)         2,739
                                                                     ____________________________
CASH FLOWS FROM FINANCING ACTIVITIES

        Net change in deposits                                            6,762         (4,224)
        Net decrease in short-term borrowings                            (3,489)        (2,622)
        Proceeds from Federal Home Loan Bank advances                    11,000          7,000
        Repayment of advances from Federal Home Loan Bank                     -         (9,800)
        Purchase of treasury stock, net of stock options exercised         (541)          (141)
        Dividends paid                                                     (360)          (343)
                                                                     ____________________________
             Net cash from financing activities                          13,372        (10,130)
                                                                     ____________________________
Net decrease in cash and due from banks                                  (1,130)        (5,171)
Cash and due from banks at beginning of period                            8,442         12,805
                                                                     ____________________________
Cash and due from banks at end of period                                $ 7,312        $ 7,634
                                                                     ============================

See accompanying notes to consolidated financial statements.

                                              -6-

_________________________________________________________________________________________________________

           COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.        Presentation of Interim Information

          Community Bank Shares of Indiana,  Inc. (the Company) was incorporated on  April  7,  1995.  The  Company  is a  multi-bank  holding  company headquartered  in New  Albany,  Indiana.  The  Company's  wholly-owned banking  subsidiaries  (the  Banks)  are  Community  Bank of  Southern
          Indiana  (Community)  and  Community  Bank of Kentucky  (Community  of
          Kentucky).   During  the  quarter  ended  March  31,  2002,  a  former
          subsidiary  of the Company,  Heritage  Bank of Southern  Indiana,  was
          merged with and into  Community.  Community  and Community of Kentucky are  state-chartered  stock  commercial  banks  headquartered  in  New
          Albany, Indiana and Bardstown, Kentucky, respectively.

          In the opinion of  management,  the unaudited  consolidated  financial statements  include all normal  adjustments  considered  necessary  to present  fairly  the  financial  position  as of March 31,  2002,  the results of  operations  for the three  months ended March 31, 2002 and
          2001,  and cash flows for the three  months  ended  March 31, 2002 and
          2001.  All of these  adjustments  are of a normal,  recurring  nature.
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

          For  further   information,   refer  to  the  consolidated   financial
          statements and footnotes  included in the Company's  annual report for the year ended December 31, 2001.

          The  consolidated  financial  statements  include the  accounts of the
          Company  and  the  Banks.  All  material   intercompany  balances  and
          transactions have been eliminated in consolidation.

________________________________________________________________________________

            COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

2.  Securities

          The amortized cost and fair value of available for sale securities and the related unrealized holding gains and losses were as follows:

                                                                                Gross        Gross
                                                                Amortized    Unrealized    Unrealized      Fair
                                                                   Cost         Gains        Losses        Value
                                                               ______________________________________________________
                                                                                    (in thousands)
     March 31, 2002:
         Securities available for sale:
             U. S. Government and federal agency                  $  18,920         $ 107     $  (186)      $ 18,841
             State and municipal                                     10,912           112         (89)        10,935
             Mortgage-backed                                         57,344           295        (520)        57,119
             Corporate bonds                                          8,320             1         (45)         8,276
                                                               ______________________________________________________
                     Total securities available for sale          $  95,496         $ 515     $  (840)      $ 95,171
                                                               ======================================================

     December 31, 2001:
         Securities available for sale:
             U. S. Government and federal agency                  $  27,023        $  232     $  (166)      $ 27,089
             State and municipal                                     10,838            94        (225)        10,707
             Mortgage-backed                                         54,467           327        (440)        54,354
             Corporate bonds                                          6,950            32         (31)         6,951
                                                               ______________________________________________________
                     Total securities available for sale          $  99,278        $  685     $  (862)      $ 99,101
                                                               ======================================================

3.       Loans

         Loans at March 31, 2002 and December 31, 2001 consisted of the following:

                                                         March 31, 2002     December 31, 2001
                                                        ________________________________________
                                                                       (in thousands)
                 Commercial                              $    99,266          $    94,159
                 Mortgage loans on real estate:
                      Residential                             81,341               81,249
                      Commercial                              69,583               76,754
                      Construction                            21,923               14,506
                 Home equity                                  22,985               19,818
                 Consumer and other                           10,299               10,574
                                                        ________________________________________
                      Subtotal                               305,397              297,060
                 Less:
                      Allowance for loan losses               (3,144)              (3,030)
                                                        ________________________________________
                 Loans, net                              $   302,253          $   294,030
                                                        ========================================

                                                         -8-

_________________________________________________________________________________________________________________________________

                         COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (Unaudited)

4.  Deposits

    Deposits at March 31, 2002 and December 31, 2001 consisted of the following:

                                                                 March 31, 2002        December 31, 2001
                                                         ________________________________________________
                                                                          (in thousands)

         Demand (NOW)                                              $      45,519            $     43,378
         Money market accounts                                            23,553                  10,782
         Savings                                                          42,179                  45,897
         Individual retirement accounts                                   16,090                  15,412
         Certificates of deposit, $100,000 and over                       37,040                  39,030
         Other certificates of deposit                                    77,464                  81,277
                                                         ________________________________________________
         Total interest bearing deposits                                 241,845                 235,776

         Total non-interest bearing deposits                              20,809                  20,116
                                                         ________________________________________________
                    Total deposits                                 $     262,654            $    255,892
                                                         ================================================

                                           -9-

_______________________________________________________________________________________________________________________

                COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

5.       Supplemental Disclosure for Earnings Per Share

         Earnings per share were computed as follows:

                                                           Three months ended
In thousands, except for share                                 March 31,
                                                     _______________________________
   and per share amounts                                   2002             2001
                                                     ______________  _______________
Basic:
      Earnings:
            Net income                                     $   718          $   834
                                                     ==============  ===============

      Shares:
            Weighted average
                 common shares outstanding               2,467,922        2,513,507
                                                     ==============  ===============
Net income per share, basic                                 $ 0.29           $ 0.33
                                                     ==============  ===============
Diluted:
      Earnings:
            Net income                                     $   718          $   834
                                                     ==============  ===============

      Shares:
               Weighted average
                 Common shares outstanding               2,467,922        2,513,507
                 Add:  Dilutive effect of
                   outstanding options and
                   restricted share awards                  13,586                -
                                                     ______________  _______________
                Weighted average common shares
                 outstanding, as adjusted                2,481,508        2,513,507
                                                     ==============  ===============

Net income per share, diluted                              $  0.29         $   0.33
                                                     ==============  ===============

Stock  options for 75,500 and 184,817  shares of common stock were excluded from the three  months ended March 31, 2002 and March 31, 2001 diluted net income per share, respectively, because their impact was antidilutive.

                                       -10-

_______________________________________________________________________________________________

                                   PART I - ITEM 2

                             MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS
               COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Safe Harbor Statement for Forward-Looking Statements

This report may  contain  forward-looking  statements  within the meaning of the federal  securities laws. These statements are not historical  facts, but rather statements based on the Company's  current  expectations  regarding its business
strategies   and   their   intended   results   and  its   future   performance.
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

Financial Condition

Total assets  increased  3.2% from $429.6 million at December 31, 2001 to $443.3 million  at March 31,  2002,  primarily  as a result of  increases  in net loans receivable  ($8.2  million)  and other  assets  ($10.1  million).  Other  assets increased  primarily because of the purchase of $10 million in life insurance on key bank  employees.  These  increases  were  partially  offset by a decrease in investment  securities  ($3.9 million).  Funding  provided by total  liabilities increased  by $14.0  million,  or 3.6%,  primarily  as a result of  increases in deposits  ($6.8  million)  and  advances  from the Federal Home Loan Bank ($11.0 million).

Loans  receivable,  net, were $294.0  million at December 31, 2001,  compared to
$302.3  million  at March 31,  2002,  an  increase  of 2.8%.  This  increase  is primarily the result of increases in commercial  business  loans of $5.1 million and construction real estate loans of $7.4 million,  as the Company continued to emphasize  lending in these areas.  The balance of  residential  mortgage  loans remained  steady as the Company  continued to sell most new mortgage  loans into the secondary market.

Securities  available for sale decreased from $99.1 million at December 31, 2001 to $95.2 million at March 31, 2002 as a result of maturities of U. S. Government and federal agency securities.

________________________________________________________________________________

                          PART I - ITEM 2

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
      COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Interest bearing deposits with banks increased from $2.7 million at December 31,
2001 to $3.8  million  at March  31,  2002 as the  Company  maintained  its cash position at  relatively  low levels during a period of  historically  low market interest rates. The Company expects interest-bearing bank deposits will continue to be low over the second  quarter as  incoming  cash flows will be used to fund the origination of commercial real estate and business loans.

Total  deposits  increased  from $255.9  million at December  31, 2001 to $262.7 million  at March  31,  2002.  Growth in  deposits  over the last  three  months occurred  primarily  in  money  market  accounts,  which  management  attributes primarily to its competitive pricing. Total deposits increased $8.7 million from
$254.0 million as of March 31, 2001 to $262.7 million at March 31, 2002.  Growth over the last year is  attributed  to the same factors  driving  growth over the last three  months.  The  Company  is  sensitive  to the impact of  non-interest bearing  deposits  on  its  net  interest  margin.  The  Company  has  developed additional  deposit  products  in an effort  to  increase  non-interest  bearing deposits as a proportion of total  liabilities.  Total  certificates  of deposit declined $5.6 million over the last three months and $33.5 million over the last year as the Company focused on lower-cost transaction accounts.

Results of Operations

Net Income.  Net income was  $718,000  ($0.29 per share  diluted)  for the three months ended March 31, 2002 compared to $834,000  ($0.33 per share  diluted) for the three months ended March 31,  2001.  Return on average  assets was 0.67% for the three  months  ended March 31, 2002 as compared to 0.83% for the same period in 2001.  Return on average  equity  was 6.75% for the first  quarter of 2002 as compared to 8.06% for the same quarter in 2001. Net income,  earnings per share, return on average  assets,  and return on average  equity all decreased from the three  months  ended  March  31,  2002 as  compared  to the same  period in 2001 primarily because of increased  non-interest  expense and decreased net interest income.  Partially  offsetting  these  items were a reduced  provision  for loan losses and a reduced  effective  income tax rate.  Return on average  equity was also affected by the repurchase of the Company's common stock;  average treasury stock was $4.2  million for the three months ended March 31, 2002 as compared to
$3.7  million  for the same period in 2001.  The Company  expects net income and diluted earnings per share will be less in the second quarter as compared to the same  period  last year  because of reduced net  interest  margin and  increased operating  expenses;  however,  the  Company  expects  that the third and fourth quarters of 2002 will compare more favorably with the same periods in 2001.

________________________________________________________________________________

                            PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS
        COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net  interest  income.  Net  interest  income  decreased  $53,000 from the first quarter of 2001 to $2.8 million the first quarter of 2002 primarily because of a rapid decline in market  interest  rates during 2001. As a result,  net interest margin  declined to 2.97% for the first  quarter of 2002 compared with 3.23% for the same period in 2001. Partially offsetting the decline in net interest margin was an increase  in average  interest-earning  assets to $406.0  million for the first  quarter of 2002 from  $388.6  million for the same  quarter in 2001.  The yield on  interest-earning  assets  decreased to 6.34% for the first  quarter of
2002  from  8.10% for the same  quarter  in 2001.  The cost of  interest-bearing liabilities decreased to 3.72% from 5.52% over the same period.

Total interest income decreased $1.4 million,  or 18.2%, to $6.3 million for the three months ended March 31, 2002 as a result of a decrease in the overall yield on interest-earning  assets attributable to a general decline in market interest rates over the course of 2001. The Company  expects that the yield on loans will continue to decrease as loans reprice to current rates,  although at a magnitude substantially  less than the decline during 2001.  Interest on loans receivable, including fees, decreased $1.1 million as a result of a decrease in the yield on loans to 6.86% for the first  quarter of 2002 from 8.64% for the same  period in
2001 due  primarily to declining  market  interest  rates.  Average  total loans increased by $12.6 million over the same period.

Total interest expense decreased $1.3 million, or 27.6%, to $3.4 million for the three  months ended March 31, 2002 from the same period in 2001 as a result of a decrease in the cost of interest-bearing liabilities from 5.52% in 2001 to 3.72%
in 2002 due to a general  decline  in market  interest  rates over the course of
2001.  The  Company  expects  that the cost of  interest-bearing  deposits  will decline as certificates of deposit continue to reprice to current rates.

________________________________________________________________________________

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

                                                                       Three Months Ended March 31,
                                                  ________________________________________________________________________
                                                                 2002                                 2001
                                                  ___________________________________  ___________________________________
                                                    Average                Average       Average                Average
ASSETS                                              Balance     Interest  Yield/Cost     Balance    Interest   Yield/Cost
                                                  ____________  _________ ___________  ____________ _________  ___________
Earning assets:
   Interest-bearing deposits with banks               $ 2,521       $ 12       1.93%       $ 6,982     $ 109        6.33%
   Taxable securities                                  83,351        984       4.79%        77,659     1,247        6.51%
   Non-taxable securities                              10,888        132       4.92%         7,133        90        5.12%
   Total loans and fees                               301,817      5,108       6.86%       289,183     6,158        8.64%
   FHLB stock                                           7,658        110       5.83%         7,601       152        8.11%
                                                  ____________  _________              ____________ _________
        Total earning assets                        $ 406,235      6,346       6.34%     $ 388,558     7,756        8.10%

   Less:  Allowance for loan losses                     3,074                                2,858
   Non-earning assets:
   Cash and due from banks                              9,386                                7,592
   Bank premises and equipment, net                    11,218                               10,430
   Accrued interest receivable and other assets         9,533                                3,287
                                                  ____________                         ____________
Total assets                                        $ 433,298                            $ 407,009
                                                  ============                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                         $ 239,527    $ 1,930       3.27%     $ 223,553     3,045        5.52%
   Federal funds purchased and repurchase
     agreements                                        32,852         98       1.21%        28,920       278        3.90%
   FHLB Advances                                       94,833      1,344       5.75%        89,981     1,337        6.03%
                                                  ____________  _________              ____________ _________
Total interest-bearing liabilities                    367,712    $ 3,372       3.72%       342,454   $ 4,660        5.52%
                                                                _________                           _________

Non-interest demand deposits                           21,402                               20,101
Accrued interest payable and other liabilities          1,543                                2,492
Stockholders' equity                                   43,141                               41,962
                                                  ____________                         ____________
Total liabilities and stockholders' equity          $ 433,298                            $ 407,009
                                                  ============                         ============

Net interest income                                              $ 2,974                             $ 3,096
                                                                =========                           =========
Net interest spread                                                            2.61%                                2.58%
Net interest margin                                                            2.97%                                3.23%

                                                      -14-

________________________________________________________________________________________________________________________________

                               PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Rate/Volume Analysis. The table below illustrates the extent to which changes in interest  rates  and  changes  in the  volume  of  interest-earning  assets  and interest-bearing liabilities affected the Company's interest income and interest expense during the periods  indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate  multiplied  by prior  volume),  and (iii) the net  change.  The changes attributable  to the  combined  impact  of volume  and rate have been  allocated proportionately to the changes due to volume and the changes due to rate.

                                           Three Months Ended March 31, 2002
                                                      compared to
                                           Three Months Ended March 31, 2001
                                              Increase/(Decrease) Due to

                                           Total Net
                                            Change       Volume           Rate
                                                     (In Thousands)
Interest income:
   Interest-bearing deposits with banks      $  (97)      $  (46)        $   (51)
   Taxable securities                          (263)          86            (349)
   Tax-exempt  securities                        42           46              (4)
   Total loans and fees                      (1,050)         259          (1,309)
   FHLB stock                                   (42)           1             (43)
                                        ________________________________________
Total increase (decrease) in                 (1,410)         346          (1,756)
     interest income

Interest Expense:
   Deposits                                  (1,115)         204          (1,319)
   Federal funds purchased and
        repurchase agreements                  (180)          34            (214)
   FHLB advances                                  7           70             (63)
                                        ________________________________________
Total increase (decrease) in
     interest expense                        (1,288)         308          (1,596)
                                        ________________________________________
Increase (decrease) in net
     interest income                         $ (122)     $    38         $  (160)
                                        ========================================

________________________________________________________________________________

                             PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
          COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Allowance  and  Provision  for Loan Losses.  The  provision  for loan losses was
$138,000 for the three months ended March 31, 2002  compared to $207,000 for the same  period in 2001.  The  provision  for loan losses  decreased  for the three months ended March 31, 2002 as compared to the same periods in 2001 because of a
decline  in  charge-offs  and  reduced   exposure  within  the  classified  loan
portfolio.  The allowance for loan losses increased $114,000 to $3.14 million at
March 31, 2002 as compared to $3.03  million at December  31,  2001.  Management believes,  based on  information  presently  available,  that it has  adequately provided for loan losses at March 31, 2002.

Summary of Loan Loss Experience:

                                                Three Months Ended
                                                     March 31,
                                         __________________________________
Activity for the period ended:                 2002            2001
                                         __________________________________
                                                      (in thousands)

Beginning balance                              $  3,030         $  2,869
Charge-offs:
  Real Estate                                         -                -
  Commercial                                        (25)            (212)
  Consumer                                            -              (40)
                                         __________________________________
       Total                                        (25)            (252)

Recoveries:
  Real Estate                                         -                -
  Commercial                                          -                -
  Consumer                                            1                -
                                         __________________________________
       Total                                          1                -

Provision                                           138              207
                                         __________________________________
Ending balance                                 $  3,144         $  2,824
                                         ==================================

________________________________________________________________________________

                              PART I - ITEM 2

                        MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS
           COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-performing loans:

                                                          March 31, 2002        December 31, 2001
                                                      ------------------------------------------------
                                                                   (dollars in thousands)

Loans on non-accrual status                              $       1,510             $      1,588
Loans past due 90 days or more and still accruing                    -                       39
                                                      ------------------------------------------------

Total non-performing loans                                       1,510                    1,627

Other real estate owned                                            605                      560
                                                      ------------------------------------------------

Total non-performing assets                              $       2,115             $      2,187
                                                      ================================================

Non-performing loans to total loans                              0.50%                    0.55%
Non-performing assets to total loans                             0.70%                    0.74%
Allowance as a percent of non-performing loans                 208.21%                  186.23%
Allowance as a percent of total loans                            1.04%                    1.03%

Non-interest  income.  Non-interest  income  increased 20.6% to $643,000 for the three months ended March 31, 2002 from $533,000 for the three months ended March
31, 2001. The increase is  attributable  primarily to an increase of $105,000 in other  income.  Other  income  increased  primarily  due to earnings on the cash surrender value of life insurance purchased on key employees of the Banks during the  first  quarter  of  2002.  Also  contributing  to  the  increase  in  total non-interest income was a gain on sale of securities, the proceeds of which were used to fund the purchase of the  insurance  products  discussed  above,  in the amount of $62,000  for the first  quarter of 2002  compared to a loss on sale of securities of $18,000 for the same period in 2001.  Partially  offsetting  these items was a decrease  in  commission  income on sale of  investment  products of
$71,000  between  the two  periods.  The  decrease  in  commission  income  from investment  products  is the  result of  reduced  customer  transactions  due to substantial declines and increased volatility in major stock market indexes over the past year.

                                                      -17-

_______________________________________________________________________________________________________________

                            PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS
         COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest  expense.  Non-interest expense increased by $377,000 for the three months ended March 31, 2002 as compared to the same period in 2001. Compensation and benefits  expense  increased by $199,000 from 2001 to 2002 due to the hiring of key  personnel  within  the  commercial  and retail  management  areas of the
Company  and  the  implementation  of a  customer  call  center.  Occupancy  and equipment costs increased $57,000 in the first quarter 2002 compared to the same quarter in 2001 due to  initiatives to improve the Company's  technological  and retail  infrastructures.  Data processing  service expense increased $52,000 due primarily  to an  increase  in third  party  data  processing  costs  related to additional  services offered to customers of the Banks. Other operating expenses increased $69,000 primarily as a result of increased marketing and advertising.

Income tax expense.  Income tax expense for the  three-month  period ended March
31, 2002 was  $274,000,  compared to $478,000  for the same period in 2001.  The effective tax rate for the three months ended March 31, 2002 was 27.6%  compared to  36.4%  for the  same  period  in  2001.  The  effective  tax  rate  declined substantially  for the three months ended March 31, 2002 as compared to the same period in 2001 due to various tax strategies implemented in the first quarter of
2002. The Company expects that the effective tax rate for the foreseeable future will be more  consistent  with the first quarter of 2002 than the same period in
2001.

________________________________________________________________________________

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

The  Company's  primary  sources  of  funds  are  customer  deposits,   customer
repurchase  agreements,  proceeds from loan repayments,  maturing securities and
FHLB advances.  While loan repayments and maturities are a predictable source of funds,  deposit flows and mortgage  prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2002, the Company had cash and  interest-bearing  deposits with banks of $11.1 million and securities  available-for-sale  with a fair value of $95.2  million.  If the
Company  requires funds beyond its ability to generate them  internally,  it has
$13.0 million in additional  borrowing capacity with the Federal Home Loan Banks of Indianapolis  and Cincinnati,  and federal funds lines of credit with various nonaffiliated financial institutions of $33.0 million.

The Banks are  required  to  maintain  specific  amounts of capital  pursuant to regulatory requirements. As of March 31, 2002, the Banks were in compliance with all  regulatory  capital  requirements  that were effective as of such date with tangible, core and risk-based capital ratios as follows:

                                     Total Capital To             Tier 1 Capital To            Tier 1 Capital
                                   Risk-weighted Assets         Risk-weighted Assets         To Average Assets
                              __________________________       _______________________      ____________________
Consolidated                               14.7%                        13.7%                       9.8%
Community Bank                             13.7%                        12.7%                       9.0%
Community Bank of Kentucky                 21.2%                        20.1%                      12.9%

Minimum to be well capitalized:            10.0%                         6.0%                       5.0%

The Company has actively been repurchasing  shares of its common stock since May
21,  1999. A net total of 273,728  shares at $4.2 million have been  repurchased since that time,  with 35,037 shares costing  $567,000  purchased since December
31, 2001.

The Company's  Board of Directors  authorized a share  repurchase  plan in March
2001 of up to $3.0 million of the  Company's  common  stock.  Through  March 31,
2002,  a total of  $1,132,254  had been  expended to purchase  shares under this repurchase plan.

                                                       -19-

_____________________________________________________________________________________________________________________

                              PART I - ITEM 3

                        QUANTITATIVE AND QUALITATIVE
                       DISCLOSURES ABOUT MARKET RISK

Asset/liability  management is the process of balance sheet control  designed to ensure  safety and soundness and to maintain  liquidity and  regulatory  capital standards while maintaining  acceptable net interest income.  Interest rate risk is the exposure to adverse  changes in net interest income as a result of market fluctuations in interest rates.  Management  continually  monitors interest rate and liquidity risk so that it can implement appropriate funding, investment, and other balance sheet strategies.  Management  considers market interest rate risk to be the Company's most significant ongoing business risk consideration.

The Company utilizes an earnings simulation model to analyze net interest income
sensitivity.   Current   balance  sheet  amounts,   current  yields  and  costs,
corresponding   maturity  and  repricing  amounts  and  rates,   other  relevant
information,  and certain  assumptions  made by  management  are  combined  with instantaneous movements in interest rates of 100 and 200 basis points within the model to estimate their combined  effects on net interest income over a one-year horizon.  Assumptions based on the historical  behavior of the Company's deposit rates and  balances in relation  to changes in interest  rates are  incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely  measure future net interest income or precisely  predict the impact of  fluctuations  in market  interest  rates on net interest  income.
Actual  results  will differ from the model's  simulated  results due to timing, magnitude and frequency of interest rate changes and actual  variations from the managerial  assumptions  utilized under the model,  as well as changes in market conditions and the application and timing of various management strategies.

Given an  immediate,  sustained  200 basis point upward shock to the yield curve used in the  simulation  model,  it is  estimated  that as of March 31, 2002 net interest  income for the Company  would  decrease by 5.5 percent  over one year.
This  compares  to an  estimated  decrease  of 8.1  percent  over one year as of
December 31, 2001. A 200 basis point immediate,  sustained downward shock in the yield curve would cause a decrease in net interest  income of an  estimated  6.3 percent over one year. This compares to an estimated  increase of 6.0 percent as of December 31, 2001. The Company is liability  sensitive in an increasing  rate environment  in that its deposits and borrowings are likely to reprice faster in response to  generally  rising  interest  rates than its loan  portfolio.  These estimated  changes in net  interest  income  are  within  the policy  guidelines established by the Company's board of directors.

The Company  attributes the change in its interest rate risk position to various asset/liability  management  strategies  designed to reduce the impact of rising interest rates on the Company's net interest income. In general,  the Company is working actively to reduce exposure to rising interest rates by attempting to 1)
reduce the duration of its assets,  2) lengthen the average duration of its time deposits,  and 3) increase the number and total balance of  transaction  deposit accounts, which are considered by the Company to be less interest sensitive than its other funding sources.

The  interest  sensitivity  profile of the  Company at any point in time will be affected  by a number of  factors.  These  factors  include  the mix of interest sensitive assets and liabilities as well as their relative repricing  schedules.
It is also influenced by market interest rates, deposit growth, loan growth, and other  factors.  The  table  below is  representative  only and is not a precise measurement  of the  effect of  changing  interest  rates on the  Company's  net interest income in the future.

________________________________________________________________________________

                              PART I - ITEM 3

                        QUANTITATIVE AND QUALITATIVE
                       DISCLOSURES ABOUT MARKET RISK

The following table  illustrates  the Company's  estimated one year net interest income sensitivity  profile based on the  asset/liability  model as of March 31,
2002:

                                                     Interest Rate Sensitivity for the Year Ended March 31, 2003
                                               _____________________________________________________________________________
                                                     Decrease in Rates                              Increase in Rates
                                                    200             100                            100            200
                                                Basis Points   Basis Points        Base       Basis Points    Basis Points
                                               _______________ ______________ _______________ ______________ _______________
(Dollars in thousands)
Projected Interest Income:
     Loans                                         $17,768         $19,130          $20,317      $21,575         $22,845
     Investments                                     4,727           4,947            5,166        5,363           5,503
     Short-term investments                              3              39               75          111             146
                                               _______________ ______________ _______________ ______________ _______________
Total Interest Income                               22,498          24,116           25,558       27,049          28,494

Projected Interest Expense:
     Deposits                                        4,867           5,547            6,760        8,287           9,594
     Other borrowings                                5,995           6,186            6,378        6,745           7,166
                                               _______________ ______________ _______________ ______________ _______________
Total Interest Expense                              10,862          11,733           13,138       15,032          16,760
                                               _______________ ______________ _______________ ______________ _______________
Net Interest Income                                $11,636         $12,383          $12,420      $12,017         $11,734
                                               =============== ============== =============== ============== ===============
Change from base                                     $(784)           $(37)                        $(403)          $(686)
Percent change from base                              (6.3)%          (0.3)%                        (3.2)%          (5.5)%

The following table  illustrates  the Company's  estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31,
2001:

                                                      Interest Rate Sensitivity for the Year Ended December 31, 2002
                                               _____________________________________________________________________________
                                                     Decrease in Rates                              Increase in Rates
                                                    200             100                            100            200
                                                Basis Points   Basis Points        Base       Basis Points    Basis Points
                                               _______________ ______________ _______________ ______________ _______________

(Dollars in thousands)
Projected Interest Income:
     Loans                                         $18,438         $19,736          $20,951      $22,071         $23,164
     Investments                                     4,673           5,052            5,368        5,612           5,824
     Short-term investments                              4              14               24           43              61
                                               _______________ ______________ _______________ ______________ _______________
Total Interest Income                               23,115          24,802           26,343       27,726          29,049

Projected Interest Expense:
     Deposits                                        4,762           5,373            6,559        8,060           9,406
     Other borrowings                                5,487           5,635            5,783        6,107           6,488
                                               _______________ ______________ _______________ ______________ _______________
Total Interest Expense                              10,249          11,008           12,342       14,167          15,894
                                               _______________ ______________ _______________ ______________ _______________
Net Interest Income                                $12,866         $13,794          $14,001      $13,559         $13,155
                                               =============== ============== =============== ============== ===============
Change from base                                   $(1,135)          $(207)                        $(442)          $(846)
Percent change from base                              (8.1)%          (1.5)%                        (3.2)%          (6.0)%

                                                               -21-

___________________________________________________________________________________________________________________________________

                                 PART II
                            OTHER INFORMATION
                  COMMUNITY BANK SHARES OF INDIANA, INC.

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibits

               The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

(b)            Reports on Form 8-K

               The  Company  filed a report  on Form  8-K on  January  29,  2002 reporting,  under Item 5,  earnings  for the three  months  ended
               December 31, 2001.

               The  Company  filed  a  report  on Form  8-K on  April  17,  2002 reporting,  under Item 5,  earnings  for the three  months  ended
               March 31, 2002.

                                     -22-

________________________________________________________________________________

                                SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                         (Registrant)

 Dated:  May 14, 2002                    BY:   /s/ James D. Rickard
                                         ________________________________
                                                   James D. Rickard
                                                   President and CEO

 Dated:  May 14, 2002                    BY:   /s/ Paul A. Chrisco
                                         ________________________________
                                                   Paul A. Chrisco
                                                   Chief Financial Officer

________________________________________________________________________________

                               SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           COMMUNITY BANK SHARES OF INDIANA, INC.
                                           (Registrant)

Dated:  May 14, 2002                        BY:______________________
                                               James D. Rickard
                                               President and CEO

Dated:  May 14, 2002                        BY:______________________
                                               Paul A. Chrisco
                                               Chief Financial Officer

________________________________________________________________________________

EXHIBIT INDEX

Exhibit       Description                        Incorporated by Reference To
__________    ____________________               ____________________________

11            Statement Regarding Computation    Filed as Exhibit 11 of this
              of Per Share Earnings              Form 10-Q for the period ended
                                                 March 31, 2002

________________________________________________________________________________

Exhibit 11.
Statement Regarding Computation of Per Share Earnings

See Part 1, Note 5 "Supplemental Disclosure for Earnings Per Share"
for calculations

________________________________________________________________________________