Form 10-Q
period 2002-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2002-08-14
CIK 933590

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                       FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002
                                  -------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________to ___________________

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

    Registrant's telephone number, including area code 812-944-2224
                                                       ------------

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

     APPLICABLE  ONLY TO  CORPORATE  ISSUERS:  Indicate  the  number  of  shares outstanding  of each of the issuer's  classes of common stock,  as of the latest practicable date: 2,411,967 shares of common stock were outstanding as of August
9, 2002.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                                                      Page
Part I            Financial Information

                    Item 1.  Financial Statements

                      Consolidated Balance Sheets                                                       3

                      Consolidated Statements of Income                                                 4

                      Consolidated Statements of Changes in Stockholders' Equity                        5

                      Consolidated Statements of Cash Flows                                             6

                            Notes to Consolidated Financial Statements                               7-10

                    Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                           11-21

                    Item 3.  Quantitative and Qualitative Disclosures
                      About Market Risk                                                             22-24

Part II           Other Information

                    Item 4.  Submission of Matters to a Vote of Security Holders                       25

                    Item 6.  Exhibits and Reports on Forms 8-K                                         25

                  Signatures                                                                           26

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            June 30,                 December 31,
                                                                              2002                       2001
                                                                              ----                       ----
                                                                             (In thousands,except per share data)
ASSETS
Cash and due from banks                                                           $  13,650                  $    8,442
Interest bearing deposits in other financial institutions                            20,020                       2,657
Securities available for sale, at fair value                                         87,217                      99,101
Loans held for sale                                                                   1,550                       1,401
Loans, net                                                                          297,801                     294,030
Federal Home Loan Bank stock, at cost                                                 7,679                       7,658
Foreclosed real estate                                                                  560                         560
Premises and equipment, net                                                          11,405                      11,216
Accrued interest receivable and other assets                                         15,165                       4,551
                                                                     ---------------------------------------------------
    Total Assets                                                                 $  455,047                 $   429,616
                                                                     ===================================================

LIABILITIES
Deposits                                                                         $  296,140                 $   255,892
Short-term borrowings                                                                21,806                      39,075
Federal Home Loan Bank advances                                                      91,000                      89,000
Accrued interest payable and other liabilities                                        2,858                       3,284
                                                                     ---------------------------------------------------
    Total Liabilities                                                               411,804                     387,251
                                                                     ---------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, without par value;
  5,000,000 shares authorized; none issued                                                -                           -
Common stock, $.10 par value per share;
  10,000,000 shares authorized; 2,728,298 shares issued;
  2,447,467 and 2,475,894 shares outstanding                                            273                         273
Additional paid-in capital                                                           19,524                      19,513
Retained earnings                                                                    26,914                      26,653
Accumulated other comprehensive income (loss)                                           827                        (259)
Unearned ESOP and performance share awards - 10,835
  shares (13,713 shares at December 31, 2001)                                          (111)                       (143)
Treasury stock, at cost - 269,996 shares (238,691
  shares at December 31, 2001)                                                       (4,184)                     (3,672)
                                                                     ---------------------------------------------------
    Total Stockholders' Equity                                                       43,243                      42,365
                                                                     ---------------------------------------------------
    Total Liabilities and Stockholders' Equity                                   $  455,047                 $   429,616
                                                                     ===================================================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                              Three Months Ended             Six Months Ended
                                                                                    June 30,                     June 30,
                                                                                    --------                     --------
                                                                                2002        2001             2002        2001
                                                                                ----        ----             ----        ----
INTEREST INCOME                                                                     (In thousands, except per share data)
  Loans, including fees                                                           $5,121      $5,829          $10,229     $11,959
  Securities:
    Taxable                                                                          958       1,271            1,942       2,518
    Tax exempt                                                                       117          99              249         189
  Federal Home Loan Bank stock dividends                                             116         142              226         295
  Interest bearing deposits in other financial institutions                           32         172               44         280
                                                                            -------------------------    -------------------------
       Total interest income                                                       6,344       7,513           12,690      15,241
                                                                            -------------------------    -------------------------

INTEREST EXPENSE
  Deposits                                                                         1,944       2,902            3,874       5,947
  Federal Home Loan Bank advances                                                  1,480       1,328            2,824       2,665
  Short-term borrowings                                                               76         192              174         470
                                                                            -------------------------    -------------------------
       Total interest expense                                                      3,500       4,422            6,872       9,082
                                                                            -------------------------    -------------------------
       Net interest income                                                         2,844       3,091            5,818       6,159
  Provision for loan losses                                                          692         144              830         351
                                                                            -------------------------    -------------------------
       Net interest income after provision for loan losses                         2,152       2,947            4,988       5,808
                                                                            -------------------------    -------------------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                                232         261              432         496
  Commission income                                                                   66         155              215         374
  Gain (loss) on sale of available for sale securities                                58           -              120        (18)
  Net gain on sale of mortgage loans                                                 252         116              325         179
  Loan servicing income, net of amortization                                          19          26               40          54
  Other                                                                              181          57              320          91
                                                                            -------------------------    -------------------------
        Total non-interest income                                                    808         615            1,452        1,176
                                                                            -------------------------    -------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                                   1,496       1,276            2,875       2,456
  Occupancy and equipment                                                            389         341              784         681
  Data processing                                                                    312         216              573         425
  Other                                                                              495         469              948         850
                                                                            -------------------------    -------------------------
       Total non-interest expense                                                  2,692       2,302            5,180       4,412
                                                                            -------------------------    -------------------------

  Income before income taxes                                                         268       1,260            1,260       2,572
  Income tax expense                                                                  12         411              286         889
                                                                            -------------------------    -------------------------
  Net Income                                                                       $ 256       $ 849            $ 974     $ 1,683
                                                                            =========================    =========================
  Earnings per share:
       Basic                                                                      $ 0.10      $ 0.34           $ 0.40      $ 0.67
                                                                            =========================    =========================
       Diluted                                                                    $ 0.10      $ 0.34           $ 0.39      $ 0.67
                                                                            =========================    =========================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Unearned
                                                                                    Accumulated      ESOP
                                          Common              Additional               Other         And                 Total
                                          Shares      Common   Paid-In    Retained  Comprehensive Performance Treasury Stockholders'
                                        Outstanding    Stock    Capital   Earnings     Income       Shares     Stock    Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2002                 2,475,894    $  273   $ 19,513   $ 26,653    $  (259)     $  (143)  $ (3,672)    $ 42,365

Cash dividends declared on
  common stock ($0.145 per share)                -         -          -       (355)         -            -          -         (355)
Repurchase common stock                    (35,037)        -          -          -          -            -       (567)        (567)
Commitment of shares to be released
  under the ESOP                             1,439         -          8          -          -           15          -           23
Stock options exercised                      2,000         -         (5)         -          -            -         31           26
Comprehensive income:
  Net income                                     -         -          -        718          -            -          -          718
  Change in unrealized gain (loss)
    on securities available for sale,
    net of tax effects                           -         -          -          -       (106)           -          -         (106)
  Minimum pension liability, net of tax
    effects                                      -         -          -          -         (2)           -          -           (2)
------------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                               610
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                  2,444,296    $  273   $ 19,516   $ 27,016    $  (367)     $  (128)  $ (4,208)    $ 42,102
====================================================================================================================================
Cash dividends declared on
  common stock ($0.145 per share)                -         -          -       (358)         -            -          -         (358)
Repurchase common stock                     (1,870)        -          -          -          -            -        (32)         (32)
Commitment of shares to be released
  under the ESOP                             1,439         -         10          -          -           15          -           25
Stock options exercised                      3,602         -         (2)         -          -            2         56           56
Comprehensive income:
  Net income                                     -         -          -        256          -            -          -          256
  Change in unrealized gain (loss)
    on securities available for sale,
    net of tax effects                           -         -          -          -      1,151            -          -        1,151
  Minimum pension liability, net of tax
    effects                                      -         -          -          -         43            -          -           43
------------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                             1,450
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                   2,447,467    $  273   $ 19,524   $ 26,914   $   827       $  (111)  $ (4,184)    $ 43,243
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                             2002          2001
                                                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                           (In thousands)
  Net income                                                                                    $ 974        $ 1,683
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                                                 830            351
        Depreciation expense                                                                      444            349
        Net amortization of securities                                                            336            102
        Loss (gain) on sale of available for sale securities                                     (120)            18
        Mortgage loans originated for sale                                                    (10,371)       (19,086)
        Proceeds from mortgage loan sales                                                      26,581         18,605
        Net gain on sales of mortgage loans                                                      (325)          (179)
        Net loss on sale of foreclosed real estate                                                  2              -
        Federal Home Loan Bank stock dividends                                                    (21)           (30)
        ESOP and performance share award expense                                                   51             51
        Minimum pension liability expense                                                          41              -
        Changes in assets and liabilities:
           Accrued interest receivable and other assets                                       (11,148)         1,715
           Accrued interest payable and other liabilities                                        (426)        (1,948)
                                                                                         ----------------------------
             Net cash from operating activities                                                 6,848          1,631
                                                                                         ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Net increase in interest bearing deposits with banks                                  (17,363)        (4,552)
        Activity in available for sale securities:
            Sales                                                                              15,561          2,982
            Purchases                                                                         (12,304)       (29,427)
            Maturities, prepayments and calls                                                  10,020         12,481
        Loan originations and payments, net                                                   (20,811)        10,095
        Proceeds from sale of foreclosed real estate                                              143              -
        Purchase of premises and equipment, net                                                  (633)          (900)
                                                                                         ----------------------------
             Net cash from investing activities                                               (25,387)        (9,321)
                                                                                         ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

        Net change in deposits                                                                 40,248          8,073
        Net decrease in short-term borrowings                                                 (17,269)        (1,443)
        Proceeds from Federal Home Loan Bank advances                                          11,000          7,000
        Repayment of advances from Federal Home Loan Bank                                      (9,000)        (9,800)
        Purchase of treasury stock                                                               (599)          (261)
        Stock options exercised                                                                    82              -
        Dividends paid                                                                           (715)          (728)
                                                                                         ----------------------------
             Net cash from financing activities                                                23,747          2,841
                                                                                         ----------------------------
Net increase (decrease) in cash and due from banks                                              5,208         (4,849)
Cash and due from banks at beginning of period                                                  8,442         12,805
                                                                                         ----------------------------
Cash and due from banks at end of period                                                     $ 13,650        $ 7,956
                                                                                         ============================

Non cash transfers:
        Transfer from loans to loans held for sale                                           $ 16,034        $     -
        Transfer from loans to foreclosed real estate                                        $    145        $     -
        Transfer from loans to repossessed assets                                            $     31        $     -

See accompanying notes to consolidated financial statements.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Presentation of Interim Information

         Community Bank Shares of Indiana, Inc. (the "Company") was incorporated on April 7, 1995. The Company is a multi-bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiaries (the "Banks") are Community Bank of Southern
         Indiana ("Community") and Community Bank of Kentucky ("Community of
         Kentucky"). During the quarter ended March 31, 2002, a former subsidiary of the Company, Heritage Bank of Southern Indiana, was
         merged with and into Community. Community and Community of Kentucky are state-chartered stock commercial banks headquartered in New Albany,
         Indiana and Bardstown, Kentucky, respectively.

         In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and
         2001, and cash flows for the six months ended June 30, 2002 and 2001.
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

                                                                                Gross        Gross
                                                                Amortized    Unrealized    Unrealized      Fair
                                                                   Cost         Gains        Losses        Value
                                                               ------------------------------------------------------
                                                                                    (in thousands)
     June 30, 2002:
         Securities available for sale:
             U. S. Government and federal agency                    $18,865         $ 277       $    -      $ 19,142
             State and municipal                                      9,776           300          (3)        10,073
             Mortgage-backed                                         48,836           865          (4)        49,697
             Corporate bonds                                          8,309            56         (60)         8,305
                                                               ------------------------------------------------------
                     Total securities available for sale            $85,786        $1,498      $  (67)      $ 87,217
                                                               ======================================================

     December 31, 2001:
         Securities available for sale:
             U. S. Government and federal agency                    $27,023        $  232     $  (166)      $ 27,089
             State and municipal                                     10,838            94        (225)        10,707
             Mortgage-backed                                         54,467           327        (440)        54,354
             Corporate bonds                                          6,950            32         (31)         6,951
                                                               ------------------------------------------------------
                     Total securities available for sale            $99,278        $  685     $  (862)      $ 99,101
                                                               ======================================================

3.  Loans

         Loans at June 30, 2002 and December 31, 2001 consisted of the following:

                                                             June 30, 2002          December 31, 2001
                                                      ---------------------------------------------------
                                                                              (in thousands)
                 Commercial                                      $   103,530                 $    94,159
                 Mortgage loans on real estate:
                      Residential                                     66,999                      81,249
                      Commercial                                      68,435                      76,754
                      Construction                                    26,420                      14,506
                 Home equity                                          26,251                      19,818
                 Consumer and other                                    9,880                      10,574
                                                      ---------------------------------------------------
                      Subtotal                                       301,515                     297,060
                 Less:
                      Allowance for loan losses                       (3,714)                     (3,030)
                                                      ---------------------------------------------------
                 Loans, net                                       $  297,801                 $   294,030
                                                      ===================================================

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.  Deposits

          Deposits  at June 30, 2002 and  December  31,  2001  consisted  of the following:

                                                              June 30, 2002        December 31, 2001
                                                         ------------------------------------------------
                                                                                (in thousands)

         Demand (NOW)                                              $      41,243            $     43,378
         Money market accounts                                            59,144                  10,782
         Savings                                                          36,133                  45,897
         Individual retirement accounts                                   16,753                  15,412
         Certificates of deposit, $100,000 and over                       34,156                  39,030
         Other certificates of deposit                                    80,750                  81,277
                                                         ------------------------------------------------
         Total interest bearing deposits                                 268,179                 235,776
         Total non-interest bearing deposits                              27,961                  20,116
                                                         ------------------------------------------------
                    Total deposits                                 $     296,140            $    255,892
                                                         ================================================

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  Supplemental Disclosure for Earnings Per Share

        Earnings per share were computed as follows:

                                                           Three months ended                  Six months ended
In thousands, except for share                                  June 30,                           June 30,
                                                     -------------------------------    --------------------------------
   and per share amounts                                 2002             2001               2002             2001
   ---------------------
                                                     --------------  ---------------    ---------------  ---------------
Basic:
      Earnings:
            Net income                                     $   256          $   849            $   974        $   1,683
                                                     ==============  ===============    ===============  ===============
      Shares:
            Weighted average

                 common shares outstanding               2,445,269        2,503,225          2,457,247        2,508,337
                                                     ==============  ===============    ===============  ===============
Net income per share, basic                                 $ 0.10           $ 0.34           $   0.40         $   0.67
                                                     ==============  ===============    ===============  ===============
Diluted:
      Earnings:
            Net income                                     $   256          $   849            $   974        $   1,683
                                                     ==============  ===============    ===============  ===============
      Shares:
      ------
               Weighted average
                 Common shares outstanding               2,445,269        2,503,225          2,457,247        2,508,337
                 Add:  Dilutive effect of
                       outstanding options
                       and restricted share
                       awards                               22,417              715             17,800                -
                                                     --------------  ---------------    ---------------  ---------------
                Weighted average common shares
                 outstanding, as adjusted                2,467,686        2,503,940          2,475,047        2,508,337
                                                     ==============  ===============    ===============  ===============
Net income per share, diluted                              $  0.10         $   0.34           $   0.39         $   0.67
                                                     ==============  ===============    ===============  ===============

Stock options for 64,000 and 135,817 shares of common stock were excluded from the three months ended June 30, 2002 and June 30, 2001 diluted net income per share, respectively, because their impact was antidilutive. Stock options for
71,700 and 184,817 shares of common stock were excluded from the six months ended June 30, 2002 and June 30, 2001 diluted net income per share, respectively, because their impact was antidilutive.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts but rather statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance.
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

Financial Condition

Total assets  increased  5.9% from $429.6 million at December 31, 2001 to $455.0 million at June 30, 2002, primarily as a result of increases in interest bearing deposits in other financial institutions ($17.4 million) and other assets ($10.0 million).  Other assets  increased  primarily  because of the  investment of $10 million in life insurance on key bank employees.  These increases were partially offset by a decrease in investment  securities ($11.9 million).  Funding for the growth in assets was provided by total liabilities, which increased by $24.6 million, or 6.3%, primarily as a result of an increase in deposits ($40.2 million).  The increase in deposits was partially offset by a decrease in short-
term borrowings ($17.3 million).

Loans  receivable,  net, were $294.0  million at December 31, 2001,  compared to
$297.8  million  at June 30,  2002,  an  increase  of 1.3%.  This  increase  was primarily the result of increases in commercial  business loans of $9.4 million, construction real estate loans of $11.9 million, and home equity lines of credit of $6.4 million as the Company  continued  to emphasize  lending in these areas.
The balance of residential  mortgage loans declined by $14.3 million  because of the transfer from loans to loans held for sale of $16.0  million of  residential mortgage  loans as the Company  moved to reduce its balances of longer  duration assets.  The Company  continues to sell  substantially  all conforming  mortgage loans that it originates  into the secondary  market to reduce the interest rate risk of holding such assets should interest rates rise.

Securities  available for sale decreased from $99.1 million at December 31, 2001 to $87.2  million at June 30, 2002 as a result of sales and  maturities of U. S.
Government and federal agency  securities and sales of and principal  repayments on mortgage-backed securities.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Cash and due  from  banks  and  interest  bearing  deposits  in other  financial institutions  increased from $11.1 million at December 31, 2001 to $33.7 million at June 30, 2002 due to the  transfer  from loans to loans held for sale and the proceeds  received on the subsequent  sale of $16.0 million in mortgage loans at the end of the second  quarter of 2002.  See Part I - Item 3,  Quantitative  and
Qualitative  Disclosures  about Market Risk,  for a more detailed  discussion of this transfer of mortgage  loans from loans to loans held for sale.  The Company expects  to  invest  about  $15.0  million  over the  third  quarter  of 2002 in investment securities.

Total deposits increased from $255.9 million at December 31, 2001 to $296.1 million at June 30, 2002. Growth in deposits over the last six months occurred primarily in money market accounts, which management attributes primarily to its competitive pricing. Total deposits increased $29.8 million from $266.3 million as of June 30, 2001 to $296.1 million at June 30, 2002. Growth over the last year is primarily attributed to the same factors driving growth over the last six months. The Company continues to focus on non-interest demand deposits as a way to reduce its borrowing costs. The Company is opening non-interest deposit accounts at a faster rate than in past years, but these accounts generally have low average balances and it requires a large number of accounts to substantially affect the totals outstanding. Total certificates of deposit declined $5.4 million over the last six months as the Company focused on lower-cost transaction accounts.

Results of Operations

Net Income. Net income was $256,000 ($0.10 per share diluted) for the three months ended June 30, 2002 compared to $849,000 ($0.34 per share diluted) for the three months ended June 30, 2001. Return on average assets was 0.23% for the three months ended June 30, 2002 as compared to 0.82% for the same period in
2001. Return on average equity was 2.38% for the second quarter of 2002 as compared to 8.02% for the same quarter in 2001. Net income, earnings per share, return on average assets, and return on average equity all decreased for the three months ended June 30, 2002 as compared to the same period in 2001 primarily because of increases in provision for loan losses and non-interest expense and decreased net interest income. Partially offsetting these items was a reduced effective income tax rate. Return on average equity was also affected by the repurchase of the Company's common stock; average treasury stock was $4.2 million for the three months ended June 30, 2002 as compared to $3.1 million for the same period in 2001. The Company expects net income and diluted earnings per share will be less in the third and fourth quarters of 2002 as compared to the same periods last year because of reduced net interest margin and increased operating expenses.

Net income was $974,000  ($0.39 per share diluted) for the six months ended June
30, 2002  compared to  $1,683,000  ($0.67 per share  diluted) for the six months ended June 30, 2001. Return on average assets was 0.45% for the six months ended
June 30,  2002 as  compared  to 0.83%  for the same  period  in 2001.  Return on average  equity was 4.55% for the six months  ended June 30, 2002 as compared to
8.04% for the same period in 2001.  Net income,  earnings  per share,  return on average assets,  and return on average equity were all adversely affected by the same factors that  affected  results for the second  quarter of 2002.  Return on average  equity was also  affected by the  repurchase  of the  Company's  common stock; average treasury stock was $4.0 million for the six months ended June 30,
2002 as compared to $3.1 million for the same period in 2001.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income.  Net interest income  decreased  $247,000 from $3.1 million the  second  quarter  of 2001 to $2.8  million  for the  second  quarter of 2002 primarily  because of a rapid decline in market  interest rates during 2001. The yield on  interest-earning  assets  decreased to 6.09% for the second quarter of
2002  from  7.63% for the same  quarter  in 2001.  The cost of  interest-bearing liabilities decreased to 3.70% from 5.05% over the same period. As a result, net interest  margin  declined to 2.73% for the second quarter of 2002 compared with
3.14% for the same  period in 2001.  Partially  offsetting  the  decline  in net interest  margin was an  increase in average  interest-earning  assets to $417.6 million for the second  quarter of 2002 from $394.7 million for the same quarter in 2001.

Net interest  income  decreased  $341,000 from $6.2 million the six months ended
June 30, 2001 to $5.8  million  for the same period in 2002  because of the same factors  affecting the second quarter of 2002. As a result,  net interest margin declined to 2.85% for the first six months of 2002  compared  with 3.17% for the same period in 2001. Partially offsetting the decline in net interest margin was an increase in average  interest-earning  assets to $411.8 million for the first six months of 2002 from $392.1 million for the same period in 2001. The yield on interest-earning assets decreased to 6.21% for the first six months of 2002 from
7.84% for the same  period  in 2001.  The cost of  interest-bearing  liabilities decreased to 3.71% from 5.28% over the same period.

The reasons for the decline in net interest margin for both the three and six month periods ended June 30, 2002 were substantially the same. The yield on interest-earning assets declined faster than the cost of funds because the volume of assets repricing over the last year exceeded the volume of liabilities repricing over the same period. Additionally, various asset and liability concentrations have contributed to the decline in net interest margin. At
December 31, 2000, the Company owned approximately $53.6 million in callable agency securities, which is a type of security that can be called by the issuer as of a specific date(s) when it is in the issuer's interest to do so.
Generally, issuers of these securities will exercise the call as market interest rates for securities with similar characteristics fall below the coupon on a given issue. Consequently, most of the callable agency securities owned by the
Company as of December 31, 2000 were called during 2001 as market interest rates declined. The Company reinvested at substantially lower interest rates, resulting in a decline in the Company's net interest margin over 2001 that has persisted into 2002.

The cost of funds has been significantly affected by the $91.0 million in funding provided by Federal Home Loan Bank (FHLB) advances, which principally consist of putable (or convertible) instruments that give the FHLB the option at the conversion date and quarterly thereafter to put the advance back to the
Company's subsidiary banks, at which time the subsidiary banks can prepay the advance without penalty or can allow the advance to adjust to three-month LIBOR
(London Interbank Offer Rate) at the conversion date (principally throughout
2002) and quarterly thereafter. The Company estimates that three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on any of the individual advances. The cost of FHLB advances for the second quarter of 2002 was 5.95%, only 3 basis points less than the same period in 2001. The cost of FHLB advances for the six months ended June 30, 2002 was
5.85%, only 15 basis points less than the same period in 2001. In contrast, the cost of federal funds purchased and repurchase agreements, which are both highly interest sensitive, fell to 1.17% and 1.19% for the three and six months ended
June 30, 2002, respectively, from 3.22% and 4.39% for the same periods in 2001.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Company  will  continue to explore  strategies  to improve its net  interest margin and reduce the exposure to changing interest rates.

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

                                                                        Three Months Ended June 30,
                                                  ------------------------------------------------------------------------
                                                                 2002                                 2001
                                                  -----------------------------------  -----------------------------------
                                                    Average                Average       Average                Average
ASSETS                                              Balance     Interest  Yield/Cost     Balance    Interest   Yield/Cost
                                                  ------------  --------- -----------  ----------   ---------  -----------
Earning assets:
   Interest-bearing deposits with banks             $   6,841    $    32       1.88%   $  14,936     $   172        4.62%
   Taxable securities                                  81,530        958       4.71%      82,156       1,271        6.21%
   Non-taxable securities                              10,138        117       4.63%       7,575          99        5.24%
   Total loans and fees                               311,452      5,121       6.60%     282,462       5,829        8.28%
   FHLB stock                                           7,668        116       6.07%       7,601         142        7.49%
                                                  ------------  ---------              ----------   ---------
Total earning assets                                  417,629      6,344       6.09%     394,730       7,513        7.63%

   Less:  Allowance for loan losses                     3,133                              2,862
   Non-earning assets:
   Cash and due from banks                              6,616                              7,302
   Bank premises and equipment, net                    11,327                             10,787
   Accrued interest receivable and other assets        14,324                              5,131
                                                  ------------                         ----------
Total assets                                        $ 446,763                          $ 415,088
                                                  ============                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                         $ 253,183      1,944       3.08%   $ 238,044       2,902        4.89%
   Federal funds purchased and repurchase
             agreements                                26,095         76       1.17%      23,899         192        3.22%
   FHLB Advances                                       99,846      1,480       5.95%      89,000       1,328        5.98%
                                                  ------------  ---------              ----------   ---------
Total interest-bearing liabilities                    379,124      3,500       3.70%     350,943       4,422        5.05%
                                                                ---------                           ---------
Non-interest bearing liabilities:
Non-interest demand deposits                           22,148                             19,209
Accrued interest payable and other liabilities          2,333                              2,477
Stockholders' equity                                   43,158                             42,459
                                                  ------------                         ----------
Total liabilities and stockholders' equity          $ 446,763                          $ 415,088
                                                  ============                         ==========
Net interest income                                              $ 2,844                             $ 3,091
                                                                =========                           =========

Net interest spread                                                            2.39%                                2.58%
Net interest margin                                                            2.73%                                3.14%

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                                                         Six Months Ended June 30,
                                                  ------------------------------------------------------------------------
                                                                 2002                                 2001
                                                  -----------------------------------  -----------------------------------
                                                    Average                Average       Average                Average
ASSETS                                              Balance     Interest  Yield/Cost     Balance    Interest   Yield/Cost
                                                  ------------  --------- -----------  ----------   ---------  -----------
Earning assets:
   Interest-bearing deposits with banks             $   4,688      $  44       1.89%   $  10,974     $   280        5.15%
   Taxable securities                                  82,326      1,942       4.76%      80,323       2,518        6.32%
   Non-taxable securities                              10,499        249       4.78%       7,355         189        5.18%
   Total loans and fees                               306,661     10,229       6.73%     285,819      11,959        8.44%
   FHLB stock                                           7,663        226       5.95%       7,601         295        7.83%
                                                  ------------  ---------              ----------   ---------
Total earning assets                                  411,837     12,690       6.21%     392,072      15,241        7.84%

   Less:  Allowance for loan losses                     3,104                              3,101
   Non-earning assets:
   Cash and due from banks                              7,993                              7,993
   Bank premises and equipment, net                    11,273                             10,609
   Accrued interest receivable and other assets        12,063                              3,526
                                                  ------------                         ----------
Total assets                                        $ 440,062                          $ 411,099
                                                  ============                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                         $ 246,393     $3,874       3.17%   $ 235,635       5,947        5.09%
   Federal funds purchased and repurchase
             agreements                                29,455        174       1.19%      21,579         470        4.39%
   FHLB Advances                                       97,354      2,824       5.85%      89,508       2,665        6.00%
                                                  ------------  ---------              ----------   ---------
Total interest-bearing liabilities                    373,202      6,872       3.71%     346,722       9,082        5.28%
                                                                ---------                           ---------
Non-interest bearing liabilities:
Non-interest demand deposits                           21,777                             19,649
Accrued interest payable and other liabilities          1,933                              2,494
Stockholders' equity                                   43,150                             42,234
                                                  ------------                         ----------
Total liabilities and stockholders' equity          $ 440,062                          $ 411,099
                                                  ============                         ==========
Net interest income                                              $ 5,818                             $ 6,159
                                                                =========                           =========

Net interest spread                                                            2.50%                                2.56%
Net interest margin                                                            2.85%                                3.17%

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

                                          Three Months Ended June 30, 2002          Six Months Ended June 30, 2002
                                                    compared to                               compared to
                                          Three Months Ended June 30, 2001          Six Months Ended June 30, 2001
                                             Increase/(Decrease) Due to               Increase/(Decrease) Due to

                                        Total Net                                 Total Net
                                          Change         Volume        Rate          Change      Volume          Rate
                                        -------------------------------------    --------------------------------------
                                                                        (In Thousands)
Interest income:
   Interest-bearing deposits with banks     $ (140)     $  (67)     $   (73)        $  (236)    $  (112)      $  (124)
   Taxable securities                         (313)        (10)        (303)           (576)         61          (637)
   Tax-exempt  securities                       18          31          (13)             60          76           (16)
   Total loans and fees                       (708)        557       (1,265)         (1,730)        825        (2,555)
   FHLB stock                                  (26)          1          (27)            (69)          2           (71)
                                        -------------------------------------   ---------------------------------------
Total increase (decrease) in
     interest income                        (1,169)        512       (1,681)         (2,551)        852        (3,403)

Interest Expense:
   Deposits                                   (958)        175       (1,133)         (2,073)        260        (2,333)
   Federal funds purchased and
        repurchase agreements                 (116)         16         (132)           (296)        130          (426)
   FHLB advances                               152         161           (9)            159         229           (70)
                                        -------------------------------------   ---------------------------------------
Total increase (decrease) in
     interest expense                         (922)        352       (1,274)         (2,210)        619        (2,829)
                                        -------------------------------------   ---------------------------------------
Increase (decrease) in net
     interest income                        $ (247)     $  160      $  (407)        $  (341)    $   233       $  (574)
                                        =====================================   =======================================

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Allowance  and  Provision  for Loan Losses.  The  provision  for loan losses was
$692,000  and  $830,000  for the  three  and six  months  ended  June 30,  2002, respectively, as compared to $144,000 and $351,000 for the same periods in 2001.
The provision for loan losses increased for both periods because of increases in non-performing  loans and the level of estimated  loss  exposure  from  impaired loans.  Loans  (including  impaired  loans under SFAS 114 and 118) are placed on non-accrual  status when they become past due 90 days or more as to principal or interest  (180 days for  residential  real  estate).  When  loans are  placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on  non-accrual  status  until the loan  becomes  current  or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly  questionable  or  improbable) or loss (all or a portion of the  loan  has  been  written  off or a  specific  allowance  for  loss has been provided).  Impaired loans  increased from $1.9 million at December 31, 2001, to
$8.6  million at June 30, 2002.  The increase in impaired  loans is related to a
determination   by  the  Company  through  its  normal  credit  risk  monitoring procedures that certain  specific  borrower  situations,  most of which had been classified as of December 31, 2001 as  substandard  (collection  of total amount due is unlikely),  exhibited an increased risk of loss this quarter. The Company does not believe that this indicates a trend in the overall loan portfolio.  The allowance for loan losses increased $684,000 to $3.7 million at June 30, 2002 as compared to $3.0  million at  December  31,  2001  primarily  as a result of the incresae in impaired loans. Management believes,  based on information presently available, that it has adequately provided for loan losses at June 30, 2002.

Summary of Loan Loss Experience:

                                                Three Months Ended                  Six Months Ended
                                                     June 30,                           June 30,
                                         ---------------------------------- ---------------------------------
Activity for the period ended:                 2002            2001              2002            2001
                                         ---------------------------------- ---------------------------------
                                                                     (in thousands)
Beginning balance                              $  3,144         $  2,824         $  3,030         $  2,869

Charge-offs:
  Real Estate                                       (24)               -              (24)               -
  Commercial                                        (77)             (31)            (102)            (243)
  Consumer                                          (26)              (6)             (26)             (46)
                                         ---------------------------------- ---------------------------------
       Total                                       (127)             (37)            (152)            (289)

Recoveries:
  Real Estate                                         -                -                -                -
  Commercial                                          3                -                3                -
  Consumer                                            2                -                3                -
                                         ---------------------------------- ---------------------------------
       Total                                          5                -                6                -
Provision                                           692              144              830              351
                                         ---------------------------------- ---------------------------------
Ending balance                                 $  3,714         $  2,931         $  3,714         $  2,931
                                         ================================== =================================

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-performing loans:

                                                                        June 30, 2002       December 31, 2001
                                                               ------------------------------------------------
                                                                                 (dollars in thousands)

Loans on non-accrual status                                             $       3,805             $     1,588
Loans past due 90 days or more and still accruing                                   -                      39
                                                               ------------------------------------------------
Total non-performing loans                                                      3,805                   1,627
Other real estate owned                                                           560                     560
                                                               ------------------------------------------------
Total non-performing assets                                             $       4,365             $     2,187
                                                               ================================================

Non-performing loans to total loans                                              1.26%                   0.55%
Non-performing assets to total loans                                             1.45%                   0.74%
Allowance as a percent of non-performing loans                                  97.61%                 186.23%
Allowance as a percent of total loans                                            1.23%                   1.03%

Non-interest income. Non-interest income increased 31.4% to $808,000 for the three months ended June 30, 2002 from $615,000 for the three months ended June
30, 2001. The increase is attributable primarily to increases in net gain on sale of mortgage loans ($136,000) and other income ($124,000). Net gain on sale of loans increased primarily because of the transfer from loans to loans held for sale and subsequent sale of $16.0 million of residential mortgage loans at the end of the second quarter of 2002. See Part I - Item 3, Quantitative and
Qualitative Disclosures about Market Risk, for a more detailed discussion of this transaction. Other income increased primarily due to earnings on the cash surrender value of life insurance purchased on key employees of the Banks during the first quarter of 2002. The Banks purchased life insurance on key employees to offset employee benefits expenses and because the tax-equivalent yields were better than other alternative investments. The Company reduced its risk in relation to the life insurance purchase by spreading the total investment among three life insurance carriers rated AA or better by Standard & Poor's. Also contributing to the increase in total non-interest income was a gain of $58,000 on the sale of securities, the proceeds of which were used to provide necessary liquidity early in the second quarter of 2002. Partially offsetting these items was a decrease in commission income on sale of investment products of $89,000 between the two periods. The decrease in commission income from investment products is the result of reduced customer transactions due to substantial declines and increased volatility in major stock markets over the past year.

The changes in non-interest income categories between the six month periods ended June 30, 2001 and 2002 were caused by the same factors that affected the three month periods ended June 30, 2001 and 2002.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest expense. Non-interest expense increased by $390,000 for the three months ended June 30, 2002 as compared to the same period in 2001. Compensation and benefits expense increased by $220,000 from 2001 to 2002 due to the hiring of key personnel within the commercial and retail management areas of the
Company and the implementation of a customer call center. Occupancy and equipment costs increased $48,000 in the second quarter of 2002 compared to the same quarter in 2001 due to initiatives to improve the Company's technological and retail infrastructures. Data processing service expense increased $96,000 due primarily to an increase in third party data processing costs related to additional services offered to customers of the Banks. Other operating expenses increased $26,000 primarily as a result of increased marketing and advertising.

Non-interest expense increased by $768,000 for the six months ended June 30,
2002 as compared to the same period in 2001. The factors affecting each category of non-interest expense in the second quarter of 2002 were also the reasons for the increases in these categories from the first six months of 2001 to the same period in 2002.

Income tax expense. Income tax expense for the three-month period ended June 30,
2002 was  $12,000 as  compared  to  $411,000  for the same  period in 2001.  The effective tax rate for the three months ended June 30, 2002 was 4.5% compared to
32.6% for the same period in 2001. The effective tax rate declined substantially for the three  months ended June 30, 2002 as compared to the same period in 2001 due to various tax  strategies  implemented in the first quarter of 2002 coupled with this year-to-date decline in net income before taxes.

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

The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and
FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2002, the Company had cash and interest-bearing deposits with banks of $33.7 million and securities available-for-sale with a fair value of $87.2 million. If the
Company requires funds beyond its ability to generate them internally, it has
$27.0 million in additional borrowing capacity with the Federal Home Loan Banks of Indianapolis and Cincinnati, and federal funds lines of credit with various nonaffiliated financial institutions of $33.0 million.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2002, the Banks were in compliance with all regulatory capital requirements that were effective as of such date with tangible, core and risk-based capital ratios as follows:

                                                Total Capital To             Tier 1 Capital To            Tier 1 Capital
                                              Risk-weighted Assets         Risk-weighted Assets         To Average Assets
                                           ---------------------------- ---------------------------- -------------------------
Consolidated                                          14.7%                        13.5%                       9.4%
Community Bank                                        13.6%                        12.3%                       8.6%
Community Bank of Kentucky                            20.0%                        19.0%                      13.1%

Minimum to be well capitalized:                       10.0%                        6.0%                        5.0%

The Company has actively been repurchasing shares of its common stock since May
21, 1999. A net total of 269,996 shares at $4.2 million have been repurchased since that time, with 36,907 shares costing $599,000 purchased since December
31, 2001.

The Company's Board of Directors authorized a share repurchase plan in March
2001 of up to $3.0 million of the Company's common stock. Through June 30, 2002, a total of $1,164,512 had been expended to purchase shares under this repurchase plan.

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Asset/liability management is the process of balance sheet control designed to ensure safety and soundness and to maintain liquidity and regulatory capital standards while sustaining acceptable net interest income. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. Management continually monitors interest rate and liquidity risk so that it can implement appropriate funding, investment, and other balance sheet strategies. Management considers market interest rate risk to be the Company's most significant ongoing business risk consideration.

The Company utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with instantaneous movements in interest rates of 100 and 200 basis points within the model to estimate their combined effects on net interest income over a one-year horizon. Assumptions based on the historical behavior of the Company's deposit rates and balances in relation to changes in interest rates are incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  The
Company continually monitors and updates the assumptions as new information becomes avalaible.  Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes and actual variations from the managerial assumptions utilized under the model, as well as changes in market conditions and the application and timing of various management strategies.

Given an  immediate,  sustained  200 basis point upward shock to the yield curve used in the  simulation  model,  it is  estimated  that as of June 30,  2002 net interest  income for the Company  would  increase by 10.7 percent over one year.
This  compares  to an  estimated  decrease  of 6.0  percent  over one year as of
December 31, 2001. A 200 basis point immediate,  sustained downward shock in the yield curve would cause a decrease in net interest  income of an estimated  25.5 percent over one year. This compares to an estimated  decrease of 8.1 percent as of December  31,  2001.  The Company is asset  sensitive  in that its  interest-
earning  assets are likely to reprice  faster in response  to changing  interest rates  than its  interest-bearing  liabilities.  The  estimated  changes  in net interest  income under the 200 basis point downward shock in the yield curve are not  within  the  policy  guidelines  established  by  the  Company's  board  of directors. Consequently, the Company will be taking action to limit its exposure to falling interest rates.

The Company  attributes the change in its interest rate sensitivity  projections primarily to a modification of assumptions regarding the interest sensitivity of deposit  accounts.  The Company  modified  its  interest  rate risk model on the belief  that its  deposit  accounts  are less  sensitive  to  changes  in market interest rates than  previously  thought.  The transfer from loans to loans held for sale and subsequent sale of $16.0 million of mortgage loans also contributed to the  change in the  Company's  interest  rate  sensitivity  by  reducing  the duration of its  interest-earning  assets.  The Company sold these loans,  which were a  combination  of 15 and 30 year  fixed  rate and 5 year  adjustable  rate loans,  to reduce the interest rate risk of holding such assets should  interest rates rise.  The Company  attributes  the balance of the change in its  interest rate risk position to various asset/liability  management strategies designed to increase net interest income during a period of rising interest rates.

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

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30,
2002:

                                                        Interest Rate Sensitivity for the Year Ended June 30, 2003
                                               -----------------------------------------------------------------------------
                                                     Decrease in Rates                              Increase in Rates
                                                     -----------------                              -----------------
                                                    200             100                            100            200
                                                Basis Points    Basis Points        Base       Basis Points    Basis Points
                                               --------------- -------------- --------------- -------------- ---------------
(Dollars in thousands)
Projected Interest Income:
     Loans                                         $16,021         $17,951          $19,551      $20,834         $22,056
     Investments                                     3,565           4,020            4,402        4,611           4,752
     Short-term investments                              -             174              405          637             869
                                               --------------- -------------- --------------- -------------- ---------------
Total Interest Income                               19,586          22,145           24,358       26,082          27,677

Projected Interest Expense:
     Deposits                                        6,072           6,848            7,623        8,399           9,174
     Other borrowings                                5,158           5,231            5,517        5,804           6,090
                                               --------------- -------------- --------------- -------------- ---------------

Total Interest Expense                              11,230          12,079           13,140       14,203          15,264
                                               --------------- -------------- --------------- -------------- ---------------
Net Interest Income                                 $8,356         $10,066          $11,218      $11,879         $12,413
                                               =============== ============== =============== ============== ===============
Change from base                                   $(2,862)        $(1,152)                         $661          $1,194
Percent change from base                             (25.5)%         (10.3)%                         5.9%           10.7%

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31,
2001:

                                                      Interest Rate Sensitivity for the Year Ended December 31, 2002
                                               -----------------------------------------------------------------------------
                                                     Decrease in Rates                              Increase in Rates
                                                     -----------------                              -----------------
                                                    200             100                            100            200
                                                Basis Points    Basis Points        Base       Basis Points    Basis Points
                                               --------------- -------------- --------------- -------------- ---------------
(Dollars in thousands)
Projected Interest Income:
     Loans                                         $18,438         $19,736          $20,951      $22,071         $23,164
     Investments                                     4,673           5,052            5,368        5,612           5,824
     Short-term investments                              4              14               24           43              61
                                               --------------- -------------- --------------- -------------- ---------------
Total Interest Income                               23,115          24,802           26,343       27,726          29,049

Projected Interest Expense:
     Deposits                                        4,762           5,373            6,559        8,060           9,406
     Other borrowings                                5,487           5,635            5,783        6,107           6,488
                                               --------------- -------------- --------------- -------------- ---------------
Total Interest Expense                              10,249          11,008           12,342       14,167          15,894
                                               --------------- -------------- --------------- -------------- ---------------
Net Interest Income                                $12,866         $13,794          $14,001      $13,559         $13,155
                                               =============== ============== =============== ============== ===============
Change from base                                   $(1,135)          $(207)                        $(442)          $(846)
Percent change from base                              (8.1)%          (1.5)%                        (3.2)%          (6.0)%

                                     PART II
                                OTHER INFORMATION
                     COMMUNITY BANK SHARES OF INDIANA, INC.

Item 4.        Submission of Matters to a Vote of Security Holders

               The Company's Annual Meeting of Stockholders was held on May 21,
               2002. Matters submitted to, and approved by, stockholders are listed below, as is a tabulation of voting. There were no
               abstentions with regard to the election of Directors or non-votes on any of the matters voted on at the meeting.

                  (1) The following persons nominated as Directors were elected:

                                                                                        Withhold
                           Class                                           For          Authority
               ----------------------------------------------------------------------------------
               Nominees for Director for Three-Year Terms Expiring in 2005:
                    George M. Ballard                                  1,852,300           15,219
                    Dale L. Orem                                       1,850,756           16,763
                    James D. Rickard                                   1,850,156           17,363
                    Steven R. Stemler                                  1,855,089           12,430

                  Directors whose term of office contintued after the meeting were as follows:  Gordon L. Huncilman, James W. Robinson, Timothy
               T. Shea, Robert J. Koetter, Sr., Gary L. Libs, Kerry M. Stemler.

                  (2) The appointment by the Board of Directors of Crowe Chizek and Company LLP, as the Company's independent auditors for the fiscal year ending December 31, 2002, was ratified by the
               following vote:

                  For                   Against                   Abstain
               1,862,157                 2,743                     2,619

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

               The Company filed two reports on Form 8-K on May 9, 2002
               reporting, under Item 5, an agreement with Wal-Mart to open branches in two Wal-Mart Supercenters.

               The Company filed a report on Form 8-K on May 15, 2002 reporting, under Item 5, the death of its Chairman, C. Thomas Young and the election of Vice-chairman Timothy T. Shea by the Company's Board of Directors to succeed Mr. Young as chairman.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          COMMUNITY BANK SHARES OF INDIANA, INC.
                                          (Registrant)

  Dated:  August 14, 2002                 BY:   /s/ James D. Rickard
  --------------------------------              -----------------------------
                                                    James D. Rickard
                                                    President and CEO

 Dated:  August 14, 2002                  BY:   /s/ Paul A. Chrisco
 ---------------------------------              ------------------------
                                                    Paul A. Chrisco
                                                    Chief Financial Officer

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

EXHIBIT INDEX

Exhibit  Description                       Incorporated By Reference To
--------------------------------------------------------------------------------

11       Statement Regarding Computation   Filed as Exhibit 11 of this Form 10-Q
         Per Share Earnings                for the period ended June 30, 2002

99       Certification of Principal        Filed as Exhibit 99 of this Form 10-Q
         Executive Officer and Principal   for the period ended June 30, 2002
         Financial Officer Pursuant to
         18 U.S.C. Section 1350

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Exhibit 11.
Statement Regarding Computation of Per Share Earnings

See Part 1, Note 5 "Supplemental Disclosure for Earnings Per Share" for
calculations.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Exhibit 99.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Community Bank Shares of
Indiana, Inc. for the quarter ended June 30, 2002, I, James D. Rickard, Chief
Executive Officer of Community Bank Shares of Indiana, Inc., hereby certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § of the
Sarbanes-Oxely Act of 2002, that:

(1) such Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

(2) the information contained in such Form 10-Q for the quarter ended June 30,
2002 fairly presents, in all material respects, the financial condition and results of operation of Community Bank Shares of Indiana, Inc.

By:   /s/ James D. Rickard
      ------------------------
      James D. Rickard
      Chief Executive Officer

Date: August 14, 2002.

In connection with the accompanying Form 10-Q of Community Bank Shares of
Indiana, Inc. for the quarter ended June 30, 2002, I, James D. Rickard, Chief
Executive Officer of Community Bank Shares of Indiana, Inc., hereby certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § of the
Sarbanes-Oxely Act of 2002, that:

(1) such Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

(2) the information contained in such Form 10-Q for the quarter ended June 30,
2002 fairly presents, in all material respects, the financial condition and results of operation of Community Bank Shares of Indiana, Inc.

By:   /s/ Paul A. Chrisco
      ------------------------
      Paul A. Chrisco
      Chief Financial Officer

Date: August 14, 2002.