Form 10-Q
period 2002-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2002-11-12
CIK 933590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_________________to________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

     APPLICABLE  ONLY TO  CORPORATE  ISSUERS:  Indicate  the  number  of  shares outstanding  of each of the issuer's  classes of common stock,  as of the latest practicable  date:  2,402,206  shares of common  stock  were  outstanding  as of
November 12, 2002.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

Part I            Financial Information                                                               Page

                    Item 1.  Financial Statements

                      Consolidated Balance Sheets                                                       3

                      Consolidated Statements of Income                                                 4

                      Consolidated Statements of Changes in Stockholders' Equity                       5-6

                      Consolidated Statements of Cash Flows                                             7

                            Notes to Consolidated Financial Statements                                 8-12

                    Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                             13-24

                    Item 3.  Quantitative and Qualitative Disclosures
                      About Market Risk                                                               25-27

                    Item 4.  Controls and Procedures                                                    28

Part II           Other Information

                  Item 6.  Exhibits and Reports on Form 8-K                                             29

Signatures                                                                                              30

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                               31-32

                                            PART I - FINANCIAL INFORMATION
                                COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)

                                                                         September 30,               December 31,
                                                                              2002                       2001
                                                                              ----                       ----
ASSETS                                                                           (In thousands, except share data)
Cash and due from banks                                                           $   7,338                  $    8,442
Interest bearing deposits in other financial institutions                             2,055                       2,657
Securities available for sale, at fair value                                        107,481                      99,101
Loans held for sale                                                                   1,636                       1,401
Loans, net                                                                          306,163                     294,030
Federal Home Loan Bank stock, at cost                                                 7,689                       7,658
Cash surrender value of life insurance                                               10,370                           -
Foreclosed real estate                                                                  560                         560
Premises and equipment, net                                                          11,442                      11,216
Accrued interest receivable and other assets                                          4,345                       4,551
                                                                     ---------------------------------------------------
    Total Assets                                                                 $  459,079                 $   429,616
                                                                     ===================================================

LIABILITIES
Deposits                                                                         $  298,179                 $   255,892
Short-term borrowings                                                                26,345                      39,075
Federal Home Loan Bank advances                                                      88,000                      89,000
Accrued interest payable and other liabilities                                        3,523                       3,284
                                                                     ---------------------------------------------------
    Total Liabilities                                                               416,047                     387,251
                                                                     ---------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, without par value;
  5,000,000 shares authorized; none issued                                                -                           -
Common stock, $.10 par value per share;
  10,000,000 shares authorized; 2,728,298 shares issued;
  2,407,306 and 2,475,894 shares outstanding                                            273                         273
Additional paid-in capital                                                           19,533                      19,513
Retained earnings                                                                    27,068                      26,653
Accumulated other comprehensive income (loss)                                         1,162                       (259)
Unearned ESOP and performance share awards - 9,096
  Shares (13,413 shares at December 31, 2001)                                          (96)                       (143)
Treasury stock, at cost - 311,896 shares (238,691
  shares at December 31, 2001)                                                      (4,908)                     (3,672)
                                                                     ---------------------------------------------------
    Total Stockholders' Equity                                                       43,032                      42,365
                                                                     ---------------------------------------------------
    Total Liabilities and Stockholders' Equity                                   $  459,079                 $   429,616
                                                                     ===================================================
See accompanying notes to consolidated financial statements.

                                                  PART I - FINANCIAL INFORMATION
                                     COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)
                                                                              Three Months Ended            Nine Months Ended
                                                                                 September 30,                September 30,
                                                                                 -------------                -------------
                                                                                2002        2001             2002        2001
                                                                                ----        ----             ----        ----
INTEREST INCOME                                                                     (In thousands, except per share data)
  Loans, including fees                                                           $4,981      $5,635          $15,210     $17,572
  Securities:
    Taxable                                                                          961       1,329            2,904       3,847
    Tax exempt                                                                       113         113              362         302
  Federal Home Loan Bank cash and stock dividends                                    118         139              344         433

  Interest bearing deposits in other financial institutions                           72         116              115         395
                                                                            -------------------------    -------------------------
       Total interest income                                                       6,245       7,332           18,935      22,549
                                                                            -------------------------    -------------------------
INTEREST EXPENSE
  Deposits                                                                         2,005       2,734            5,880       8,680
  Federal Home Loan Bank advances                                                  1,319       1,335            4,143       4,000
  Short-term borrowings                                                               63         145              237         615
                                                                            -------------------------    -------------------------
       Total interest expense                                                      3,387       4,214           10,260      13,295

       Net interest income                                                         2,858       3,118            8,675       9,254
  Provision for loan losses                                                          171          89            1,001         440
                                                                            -------------------------    -------------------------
       Net interest income after provision for loan losses                         2,687       3,029            7,674       8,814
                                                                            -------------------------    -------------------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                                288         223              720         719
  Commission income                                                                   65         128              280         502
  Gain (loss) on sale of available for sale securities                               237           -              357        (18)
  Net gain on sale of mortgage loans                                                  52          86              377         265
  Loan servicing income, net of amortization                                          26          24               66          78
  Increase in cash surrender value of life insurance                                 142           -              370           -
  Other                                                                               31          27              124         118
                                                                            -------------------------    -------------------------
        Total non-interest income                                                    841         488            2,294       1,664
                                                                            -------------------------    -------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                                   1,606       1,379            4,482       3,814
  Occupancy and equipment                                                            456         390            1,240       1,071
  Data processing                                                                    261         225              834         650
  Other                                                                              564         412            1,511       1,260
                                                                            -------------------------    -------------------------
       Total non-interest expense                                                  2,887       2,406            8,067       6,795
                                                                            -------------------------    -------------------------
  Income before income taxes                                                         641       1,111            1,901       3,683
  Income tax expense                                                                 139         406              425       1,295
                                                                            -------------------------    -------------------------
  Net Income                                                                       $ 502       $ 705          $ 1,476     $ 2,388
                                                                            =========================    =========================
  Earnings per share:
       Basic                                                                      $ 0.21      $ 0.28           $ 0.60      $ 0.95
                                                                            =========================    =========================
       Diluted                                                                    $ 0.21      $ 0.28           $ 0.60      $ 0.95
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

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Unearned
                                                                                        Accumulated      ESOP
                                             Common              Additional                Other         And                 Total
                                             Shares      Common    Paid-In   Retained  Comprehensive Performance Treasury Stockholders'
                                          Outstanding    Stock     Capital   Earnings     Income        Shares     Stock    Equity
--------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002                      2,475,894    $  273   $ 19,513  $ 26,653       $  (259)    $  (143)$ (3,672)   $ 42,365

Cash dividends declared on
  common stock ($0.145 per share)                     -         -          -     (355)              -           -        -      (355)
Repurchase common stock                        (35,037)         -          -         -              -           -    (567)      (567)
Commitment of shares to be released
  under the ESOP                                  1,439         -          8         -              -          15        -         23
Stock options exercised                           2,000         -        (5)         -              -           -       31         26
Comprehensive income:
  Net income                                          -         -          -       718              -           -        -        718
  Change in unrealized gain (loss)
    on securities available for sale,
    net of tax effects                                -         -          -         -          (106)           -        -      (106)
  Minimum pension liability, net of tax
    effects                                           -         -          -         -            (2)           -        -        (2)
--------------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                                  610
--------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                       2,444,296    $  273   $ 19,516  $ 27,016       $  (367)    $  (128)$ (4,208)   $ 42,102
======================================================================================================================================

Cash dividends declared on
  common stock ($0.145 per share)                     -         -          -     (358)              -           -        -      (358)
Repurchase common stock                         (1,870)         -          -         -              -           -     (32)       (32)
Commitment of shares to be released
  under the ESOP                                  1,439         -         10         -              -          15        -         25
Stock options exercised                           3,602         -        (2)         -              -           -       56         54
Vesting of performance share awards                 300         -          -         -              -           2        -          2
Comprehensive income:
  Net income                                          -         -          -       256              -           -        -        256
  Change in unrealized gain (loss)
    on securities available for sale,
    net of tax effects                                -         -          -         -          1,151           -        -      1,151
  Minimum pension liability, net of tax
    effects                                           -         -          -         -             43           -        -         43
--------------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                                1,450
--------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2002                        2,447,767    $  273   $ 19,524  $ 26,914        $   827    $  (111)$ (4,184)   $ 43,243
======================================================================================================================================

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Unearned
                                                                                        Accumulated      ESOP
                                             Common              Additional                Other         And                 Total
                                             Shares      Common    Paid-In   Retained  Comprehensive Performance Treasury Stockholders'
                                          Outstanding    Stock     Capital   Earnings     Income        Shares     Stock    Equity
--------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                        2,447,767    $  273   $ 19,524  $ 26,914        $   827    $  (111)$ (4,184)   $ 43,243

Cash dividends declared on
  common stock ($0.145 per share)                     -         -          -     (348)              -           -        -      (348)
Repurchase common stock                        (41,900)         -          -         -              -           -    (724)      (724)
Commitment of shares to be released
  under the ESOP                                  1,439         -          9         -              -          15        -         24
Comprehensive income:
  Net income                                          -         -          -       502              -           -        -        502
  Change in unrealized gain (loss)
    on securities available for sale,
    net of tax effects                                -         -          -         -            341           -        -        341
  Change in unrealized gain (loss)
    on interest rate swap, net of tax
    effects                                           -         -          -         -            106           -        -        106
  Minimum pension liability, net of tax
    effects                                           -         -          -         -          (112)           -        -      (112)
--------------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                                  837
--------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2002                   2,407,306    $  273   $ 19,533  $ 27,068     $    1,162    $   (96)$ (4,908)   $ 43,032
======================================================================================================================================

See accompanying notes to consolidated financial statements.

                                           PART I - FINANCIAL INFORMATION
                              COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                               Nine Months Ended
                                                                                                September 30,
                                                                                             2002          2001
                                                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                           (In thousands)
  Net income                                                                                  $  1,476      $  2,388
  Adjustments to reconcile net income to net cash
     from operating activities:
        Provision for loan losses                                                                1,001           440
        Depreciation expense                                                                       735           569
        Net amortization of securities                                                             539           161
        Loss (gain) on sale of available for sale securities                                     (357)            18
        Mortgage loans originated for sale                                                    (14,563)      (30,255)
        Proceeds from mortgage loan sales                                                       30,739        29,587
        Net gain on sales of mortgage loans                                                      (377)         (265)
        Increase in cash surrender value of life insurance                                       (370)             -
        Federal Home Loan Bank stock dividends                                                    (31)          (45)
        ESOP and performance share award expense                                                    72            75
        Changes in assets and liabilities:
           Accrued interest receivable and other assets                                            424         1,468
           Accrued interest payable and other liabilities                                        (856)         (692)
                                                                                         ----------------------------
             Net cash from operating activities                                                 18,432         3,449
                                                                                         ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Net change in interest bearing deposits with banks                                         602       (7,149)
        Activity in available for sale securities:
            Sales                                                                               28,094         2,982
            Purchases                                                                         (48,689)      (58,417)
            Maturities, prepayments and calls                                                   14,149        46,342
        Loan originations and payments, net                                                   (28,991)         7,625
        Purchase of premises and equipment, net                                                  (961)       (1,041)
        Investment in cash surrender value of life insurance                                  (10,000)             -
                                                                                         ----------------------------
             Net cash from investing activities                                               (45,796)       (9,658)
                                                                                         ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

        Net change in deposits                                                                  42,287         5,160
        Net change in short-term borrowings                                                   (12,730)           577
        Proceeds from Federal Home Loan Bank advances                                           11,000         7,000
        Repayment of advances from Federal Home Loan Bank                                     (12,000)       (9,800)
        Purchase of treasury stock                                                             (1,323)         (552)
        Stock options exercised                                                                     87             -

        Dividends paid                                                                         (1,061)       (1,089)
                                                                                         ----------------------------
             Net cash from financing activities                                                 26,260         1,296
                                                                                         ----------------------------
Net change in cash and due from banks                                                          (1,104)       (4,913)
Cash and due from banks at beginning of period                                                   8,442        12,805
                                                                                         ----------------------------
Cash and due from banks at end of period                                                       $ 7,338       $ 7,892
                                                                                         ============================

Non cash transfers:
        Transfer from loans to loans held for sale                                            $ 16,034        $    -
        Transfer from loans to foreclosed real estate                                          $   145        $    -
        Transfer from loans to repossessed assets                                              $    32        $    -

See accompanying notes to consolidated financial statements.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Presentation of Interim Information

         Community Bank Shares of Indiana, Inc. (the "Company") was incorporated on April 7, 1995. The Company is a multi-bank holding company headquartered in New Albany, Indiana. The Company's wholly owned banking subsidiaries (the "Banks") are Community Bank of Southern
         Indiana ("Community") and Community Bank of Kentucky ("Community of
         Kentucky"). During the quarter ended March 31, 2002, a former subsidiary of the Company, Heritage Bank of Southern Indiana, was
         merged with and into Community. Community and Community of Kentucky are state-chartered stock commercial banks headquartered in New Albany,
         Indiana and Bardstown, Kentucky, respectively.

         In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30,
         2002 and 2001, and cash flows for the nine months ended September 30,
         2002 and 2001. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

                                                                                Gross        Gross
                                                                Amortized    Unrealized    Unrealized      Fair
                                                                   Cost         Gains        Losses        Value
                                                               ------------------------------------------------------
                                                                                    (in thousands)
     September 30, 2002:
         Securities available for sale:
             U. S. Government and federal agency                    $14,332        $  285       $    -      $ 14,617
             State and municipal                                     11,827           512            -        12,339
             Mortgage-backed                                         69,483         1,041            -        70,524
             Corporate bonds                                          9,900           104          (3)        10,001
                                                               ------------------------------------------------------
                     Total securities available for sale          $ 105,542        $1,942      $   (3)     $ 107,481
                                                               ======================================================

     December 31, 2001:
         Securities available for sale:
             U. S. Government and federal agency                    $27,023        $  232     $  (166)      $ 27,089
             State and municipal                                     10,838            94        (225)        10,707
             Mortgage-backed                                         54,467           327        (440)        54,354
             Corporate bonds                                          6,950            32         (31)         6,951
                                                               ------------------------------------------------------
                     Total securities available for sale            $99,278        $  685     $  (862)      $ 99,101
                                                               ======================================================

3.    Loans

         Loans at September 30, 2002 and December 31, 2001 consisted of the following:

                                                           September 30, 2002          December 31, 2001
                                                      ---------------------------------------------------
                                                                              (in thousands)
                 Commercial                                       $   101,368                $    94,159
                 Mortgage loans on real estate:
                      Residential                                      73,753                     81,249
                      Commercial                                       67,797                     76,754
                      Construction                                     27,823                     14,506
                 Home equity                                           28,622                     19,818
                 Consumer and other                                    10,327                     10,574
                                                      ---------------------------------------------------
                      Subtotal                                        309,690                    297,060
                 Less:
                      Allowance for loan losses                       (3,527)                    (3,030)
                                                      ---------------------------------------------------
                 Loans, net                                        $  306,163                $   294,030
                                                      ===================================================

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.  Deposits

    Deposits at September 30, 2002 and December 31, 2001 consisted of the following:

                                                              September 30, 2002      December 31, 2001
                                                         ------------------------------------------------
                                                                                (in thousands)

         Demand (NOW)                                              $      35,920            $     43,378
         Money market accounts                                            76,893                  10,782
         Savings                                                          32,801                  45,897
         Individual retirement accounts                                   17,193                  15,412
         Certificates of deposit, $100,000 and over                       31,577                  39,030
         Other certificates of deposit                                    78,909                  81,277
                                                         ------------------------------------------------
         Total interest bearing deposits                                 273,293                 235,776

         Total non-interest bearing deposits                              24,886                  20,116
                                                         ------------------------------------------------
                    Total deposits                                 $     298,179            $    255,892
                                                         ================================================

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       Supplemental Disclosure for Earnings Per Share

        Earnings per share were computed as follows:

                                                           Three months ended                  Nine months ended
In thousands, except for share                               September 30,                       September 30,
                                                     -------------------------------    --------------------------------
   and per share amounts                                 2002             2001               2002             2001
   ---------------------
                                                     --------------  ---------------    ---------------  ---------------
Basic:
      Earnings:
            Net income                                     $   502          $   705          $   1,476        $   2,388
                                                     ==============  ===============    ===============  ===============
      Shares:
            Weighted average
                 common shares outstanding               2,421,323        2,496,238          2,446,096        2,504,260
                                                     ==============  ===============    ===============  ===============

Net income per share, basic                                 $ 0.21           $ 0.28           $   0.60         $   0.95
                                                     ==============  ===============    ===============  ===============

Diluted:
      Earnings:
            Net income                                     $   502          $   705          $   1,476        $   2,388
                                                     ==============  ===============    ===============  ===============
      Shares:
      ------
               Weighted average
                 Common shares outstanding               2,421,323        2,496,238          2,446,096        2,504,260
                 Add:  Dilutive effect of
                      outstanding options                   16,187            8,376             17,337              495
                                                     --------------  ---------------    ---------------  ---------------
                Weighted average common shares
                 outstanding, as adjusted                2,437,510        2,504,614          2,463,433        2,504,755
                                                     ==============  ===============    ===============  ===============

Net income per share, diluted                              $  0.21         $   0.28           $   0.60         $   0.95
                                                     ==============  ===============    ===============  ===============

Stock options for 70,700 and 103,400 shares of common stock were excluded from the three months ended September 30, 2002 and September 30, 2001 diluted net income per share, respectively, because their impact was antidilutive. Stock options for 70,700 and 135,817 shares of common stock were excluded from the nine months ended September 30, 2002 and September 30, 2001 diluted net income per share, respectively, because their impact was antidilutive.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.       Derivative Financial Instruments and Hedging Activities

      The Company uses derivative financial instruments for the purpose of hedging the risks of future cash flows caused by movements in interest rates.
The Company uses derivatives only for the purpose of hedging such risks, not for speculation. The Company entered into a hedging relationship such that the change in cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At September
30, 2002, a hedging relationship existed for $25.0 million in floating rate commercial loans. During 2002, the hedge was highly effective, thus changes in the fair value of the swap are reported in other comprehensive income and will be reclassified to earnings over the life of the hedge.

Following is an analysis of the changes in the net gain on cash flow hedges included in accumulated other comprehensive income, net of tax:

                                                              September 30,           December 31,
                                                                  2002                    2001
                                                         ------------------------------------------------
                                                                           (in thousands)

         Beginning balance                                   $          -              $         -                                                         -                      -
         Net gain for the year                                        128                        -
         Transferred to earnings                                      (22)                       -
                                                         ------------------------------------------------
         Ending balance                                      $        106              $         -
                                                         ================================================

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

Financial Condition

Total assets increased 6.9% to $459.1 million at September 30, 2002 from $429.6 million at December 31, 2001, primarily a result of increases in net loans receivable of $12.1 million, securities available for sale of $8.4 million and other assets of $10.2 million. Funding was provided by total liabilities, which increased by $28.8 million from December 31, 2001, primarily a result of increases in deposits of $42.3 million offset by reductions in short term borrowings of $12.7 million. Total equity increased $667,000 from December 31,
2001, primarily as a result of increases in unrealized gains on securities and retained earnings, offset by treasury stock purchases and dividends to shareholders.

Loans receivable, net, were $306.2 million at September 30, 2002 as compared to
$294.0 million at December 31, 2001, an increase of 4.1%. This increase was primarily the result of increases in commercial business loans of $7.2 million, construction real estate loans of $13.3 million, and home equity lines of credit of $8.8 million as the Company continued to emphasize lending in these areas.
Commercial mortgage loans decreased $9.0 million to $67.8 at September 30, 2002 from $76.8 million at December 31, 2001 because of principal payments on loans in this category that exceeded the dollar volume of new loans. In addition, the balance of residential mortgage loans declined by $7.5 million because of increases in mortgage loans sold and increased refinancing activity. The Company currently retains fifteen-year mortgage loans that it originates and sells substantially all thirty-year conforming mortgage loans into the secondary market to reduce the interest rate risk of holding such assets should interest rates rise.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Securities available for sale increased 8.5% from $99.1 million at December 31,
2001 to $107.5 million at September 30, 2002 as management worked to reduce liquidity on hand by investing cash inflows from loan repayments and net increases in total deposits. Additionally, $27.8 million in securities have been sold during 2002 to take advantage of $357,000 in market gains.

During the first quarter of 2002 the Company invested $10.0 million in cash surrender value of life insurance on key employees to offset existing employee benefits. The increase in cash surrender value of life insurance is not taxable for state or federal income tax purposes, resulting in a higher yield than alternative investment opportunities.

Total deposits increased from $255.9 million at December 31, 2001 to $298.2 million at September 30, 2002, an increase of 16.5%. Growth in deposits over the last nine months occurred primarily in money market accounts, which management attributes primarily to its competitive pricing. The Company priced its money market accounts near the top of the range of rates within its market area over the first six months of 2002. The Company lowered its money market rate closer to the market average at the end of the third quarter of 2002; consequently, the rate of growth in these accounts slowed at the end of the third quarter. The
Company expects that it will not experience significant growth in money market accounts over the next year as it plans on maintaining its interest rate on these accounts closer to the market average. The Company continues to focus on non-interest demand deposits as a way to reduce its borrowing costs.
Non-interest bearing deposits increased $4.8 million to $24.9 million at
September 30, 2002 from $20.1 million at December 31, 2001, an increase of
23.9%. The Company is opening non-interest deposit accounts at a faster rate than in past years, but these accounts generally have low average balances and a large number of such accounts is required to substantially affect the total outstanding balance of such accounts. Total certificates of deposit declined
$9.8 million for the nine months ended September 30, 2002 as the Company focused on the opening of lower-cost transaction accounts.

Results of Operations

Net Income. Net income was $502,000 ($0.21 per share diluted) for the three months ended September 30, 2002 compared to $705,000 ($0.28 per share diluted)
for the three months ended September 30, 2001. Return on average assets was
0.44% for the three months ended September 30, 2002 as compared to 0.66% for the same period in 2001. Return on average equity was 4.74% for the third quarter of
2002 as compared to 6.46% for the same quarter in 2001. Net income, earnings per share, return on average assets, and return on average equity all decreased for the three months ended September 30, 2002 as compared to the same period in 2001 primarily because of (i) increases in non-interest expense and the provision for loan losses and (ii) a decrease in net interest income. Partially offsetting these items were increased non-interest income and a reduced effective income tax rate. Return on average equity was favorably affected by the repurchase of the Company's common stock; average treasury stock was $4.6 million for the three months ended September 30, 2002 as compared to $3.3 million for the same period in 2001.

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net income was $1,476,000 ($0.60 per share diluted) for the nine months ended
September 30, 2002 compared to $2,388,000 ($0.95 per share diluted) for the nine months ended September 30, 2001. Return on average assets was 0.44% for the nine months ended September 30, 2002 as compared to 0.77% for the same period in
2001. Return on average equity was 4.59% for the nine months ended September 30,
2002 as compared to 7.50% for the same period in 2001. Net income, earnings per share, return on average assets, and return on average equity all declined due to the same factors that affected results for the third quarter of 2002. Return on average equity was favorably affected by the repurchase of the Company's common stock; average treasury stock was $4.2 million for the nine months ended
September 30, 2002 as compared to $3.1 million for the same period in 2001.

The Company does not expect net income for the fourth quarter of 2002 to vary significantly from net income of $567,000 for the same period in 2001. In response to the decline in the prime interest rate of 0.5% in early November
2002, the Company anticipates that its net interest margin will continue to decline over the period due to the asset sensitivity of the Company's balance sheet (See Part I - Item 3, Quantitative and Qualitative Disclosures about
Market Risk, for a more detailed discussion of the Company's exposure to fluctuations in interest rates). The Company's net interest margin is depressed due to the rapid decline in interest rates during 2001; the Company does not expect that its net interest margin will improve dramatically over the next year.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income. Net interest income decreased $260,000 from $3.1 million for the third quarter of 2001 to $2.9 million for the third quarter of 2002, primarily because of the rapid decline in market interest rates during 2001 and the high cost associated with the Company's long-term Federal Home Loan Bank advances. The yield on interest-earning assets decreased to 5.81% for the third quarter of 2002 from 7.25% for the same quarter in 2001. The cost of interest-bearing liabilities decreased to 3.45% from 4.68% over the same period.
As a result, net interest margin declined to 2.66% for the third quarter of 2002 from 3.08% for the same period in 2001. Partially offsetting the decline in net interest margin was an increase in average interest-earning assets to $426.7 million for the third quarter of 2002 from $401.5 million for the same quarter in 2001.

Net interest income decreased $579,000 from $9.3 million for the nine months ended September 30, 2001 to $8.7 million for the same period in 2002 because of the same factors outlined above with respect to the third quarter of 2002. As a result, net interest margin declined to 2.79% for the first nine months of 2002 compared with 3.13% for the same period in 2001. Partially offsetting the decline in net interest margin was an increase in average interest-earning assets to $416.3 million for the first nine months of 2002 from $395.2 million for the same period in 2001. The yield on interest-earning assets decreased to
6.08% for the first nine months of 2002 from 7.63% for the same period in 2001.
The cost of interest-bearing liabilities decreased to 3.62% from 5.08% over the same period.

The reasons for the decline in net interest margin for both the three and nine-month periods ended September 30, 2002 were substantially the same. The yield on interest-earning assets declined faster than the cost of interest-bearing liabilities because the volume of assets repricing over the last year exceeded the volume of liabilities repricing over the same period.
Additionally, various asset and liability concentrations have contributed to the decline in net interest margin. At December 31, 2000, the Company owned approximately $53.6 million in callable agency securities, which is a type of security that can be called by the issuer as of a specific date(s) when it is in the issuer's interest to do so. Generally, issuers of these securities will exercise the call as market interest rates for securities with similar characteristics fall below the coupon on a given issue. Consequently, most of the callable agency securities owned by the Company as of December 31, 2000 were called during 2001 as market interest rates declined. The Company reinvested the proceeds from such called securities at substantially lower interest rates, resulting in a decline in the Company's net interest margin over 2001 that has persisted into 2002.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The cost of interest-bearing liabilities has been significantly affected by the
$88.0 million in funding provided by Federal Home Loan Bank (FHLB) advances, which principally consist of putable (or convertible) instruments that give the
FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to the Banks. If an advance is put back to the Banks by the FHLB, the Banks can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate)
at the conversion date (and adjusted quarterly thereafter). The Company estimates that three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on any of the individual advances. The cost of FHLB advances for the third quarter of 2002 was 5.93%, only 2 basis points less than the same period in 2001. The cost of FHLB advances for the nine months ended September 30, 2002 was 5.88%, only 11 basis points less than the same period in 2001. In contrast, the cost of federal funds purchased and repurchase agreements, which are both highly interest sensitive, fell to 1.04% and 1.15% for the three and nine months ended September 30, 2002, respectively, from 2.74% and 2.92% for the same periods in 2001.

The Company will continue to explore strategies to improve its net interest margin and reduce the exposure to changing interest rates. To this end, the
Company is employing a financial derivative called an interest rate swap to hedge the cash flows on floating-rate commercial loans against possible future declines in interest rates. An interest rate swap is a financial instrument that derives its cash flows, and therefore its value, by reference to underlying interest rate indexes. The Company entered into a five year interest rate swap agreement on August 30, 2002 in an effort to mitigate the risks associated with an asset-sensitive balance sheet and to manage interest margins in periods of decreasing interest rates. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and do no represent amounts to be exchanged between parties or a measure of financial risk. On September 30, 2002, the Company had financial derivative instruments outstanding with notional amounts totaling $25 million and an estimated fair value of $185,000 reported in other assets and as a component of other comprehensive income, net of tax. In connection with the interest rate swap, the Company recorded additional interest income on loans of
$39,000 during the third quarter of 2002.

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

                                                                     Three Months Ended September 30,
                                                  ------------------------------------------------------------------------
                                                                 2002                                 2001
                                                  -----------------------------------  -----------------------------------
                                                     Average                Average      Average                Average
ASSETS                                               Balance    Interest   Yield/Cost    Balance    Interest   Yield/Cost
                                                  ------------- --------- -----------  ------------ ---------  -----------
Earning assets:                                         (in thousands)                     (in thousands)
   Interest-bearing deposits with banks               $ 14,744   $    72       1.94%    $   13,806   $   116        3.33%
   Taxable securities                                   89,081       961       4.28%        90,349     1,329        5.84%
   Non-taxable securities                                9,798       113       4.58%         9,057       113        4.95%
   Total loans and fees                                305,353     4,981       6.47%       280,639     5,635        7.97%
   FHLB stock                                            7,679       118       6.10%         7,631       139        7.23%
                                                  ------------- --------- -----------  ------------ ---------  -----------
Total earning assets                                   426,655     6,245       5.81%       401,482     7,332        7.25%

   Less:  Allowance for loan losses                      3,506                               2,954
   Non-earning assets:
   Cash and due from banks                               9,106                               7,193
   Bank premises and equipment, net                     11,500                              10,798
   Accrued interest receivable and other assets         13,380                               4,633
                                                  -------------                        ------------
Total assets                                         $ 457,135                          $  421,152
                                                  =============                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                          $ 277,332     2,005       2.87%    $  242,639     2,705        4.42%
   Federal funds purchased
        and repurchase agreements                       24,145        63       1.04%        25,220       174        2.74%
   FHLB advances                                        88,228     1,319       5.93%        89,000     1,335        5.95%
                                                  ------------- --------- -----------  ------------ ---------  -----------
Total interest-bearing liabilities                     389,705     3,387       3.45%       356,859     4,214        4.68%

Non-interest bearing liabilities:
Non-interest demand deposits                            23,936                              18,749
Accrued interest payable and other liabilities           1,495                               2,268
Stockholders' equity                                    41,999                              43,276
                                                  -------------                        ------------
Total liabilities and stockholders' equity           $ 457,135                          $   421,152
                                                  =============                        ============
Net interest income                                              $ 2,858                             $ 3,118
                                                                =========                           =========
Net interest spread                                                            2.36%                                2.57%
Net interest margin                                                            2.66%                                3.08%

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                                                      Nine Months Ended September 30,
                                                  ------------------------------------------------------------------------
                                                                 2002                                 2001
                                                  ------------------------------------ -----------------------------------
                                                    Average                 Average      Average                Average
ASSETS                                              Balance     Interest   Yield/Cost    Balance    Interest   Yield/Cost
                                                  ------------  ---------  ----------- ------------ ---------  -----------
Earning assets:                                       (in thousands)                       (in thousands)
   Interest-bearing deposits with banks            $    7,376     $   115        2.08%   $   11,928   $   396        4.44%
   Taxable securities                                  84,813       2,904        4.58%       83,703     3,847        6.14%
   Non-taxable securities                              10,262         362        4.72%        7,928       302        5.09%
   Total loans and fees                               306,220      15,210        6.64%      284,073    17,571        8.27%
   FHLB stock                                           7,668         344        6.00%        7,611       433        7.61%
                                                  ------------  ---------  ----------- ------------ ---------  -----------
Total earning assets                                  416,339      18,935        6.08%      395,243    22,549        7.63%

   Less:  Allowance for loan losses                     3,239                                 2,891
   Non-earning assets:
   Cash and due from banks                              9,075                                 7,366
   Bank premises and equipment, net                    11,349                                10,620
   Accrued interest receivable and other assets        12,077                                 4,679
                                                  ------------                         ------------
Total assets                                       $  445,601                            $  415,017
                                                  ============                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:

   Deposits                                        $  256,819     $ 5,880        3.06%   $  232,607   $ 8,680        4.99%
   Federal funds purchased and repurchase
             agreements                                27,665         237        1.15%       28,194       615        2.92%
   FHLB advances                                       94,278       4,143        5.88%       89,337     4,000        5.99%
                                                  ------------  ---------  ----------- ------------ ---------  -----------
Total interest-bearing liabilities                    378,762     10,260        3.62%      350,138     13,295        5.08%

Non-interest bearing liabilities:
Non-interest demand deposits                           22,505                               19,346
Accrued interest payable and other liabilities          1,322                                2,948
Stockholders' equity                                   43,012                               42,585
                                                  ------------                         ------------
Total liabilities and stockholders' equity         $  445,601                            $ 415,017
                                                  ============                         ============
Net interest income                                              $ 8,675                               9,254
                                                                =========                           =========
Net interest spread                                                             2.46%                               2.55%
Net interest margin                                                             2.79%                               3.13%

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

                                          Three Months Ended September 30, 2002  Nine Months Ended September 30, 2002
                                                    compared to                               compared to
                                          Three Months Ended September 30, 2001  Nine Months Ended September 30, 2001
                                             Increase/(Decrease) Due to               Increase/(Decrease) Due to
                                        -------------------------------------    --------------------------------------
                                         Total Net                                Total Net
                                          Change      Volume        Rate           Change      Volume        Rate
                                        -------------------------------------    --------------------------------------
                                                   (in thousands)                           (in thousands)
Interest income:
   Interest-bearing deposits with banks      $ (44)        $  7      $  (51)         $ (281)    $ (118)        $ (163)
   Taxable securities                         (368)        (18)        (350)           (943)         50          (993)
   Tax-exempt securities                       -              9          (9)              60         84           (24)
   Total loans and fees                       (654)         466      (1,120)         (2,361)      1,293        (3,654)
   FHLB stock                                  (21)           1         (22)            (89)          3           (92)
                                        -------------------------------------   ---------------------------------------
Total increase (decrease) in
     interest income                        (1,087)         465      (1,552)         (3,614)      1,312        (4,926)
                                        -------------------------------------   ---------------------------------------
Interest Expense:
   Deposits                                   (700)         347      (1,047)         (2,800)        829        (3,629)
   Federal funds purchased and
        repurchase agreements                 (111)         (7)        (104)           (378)       (11)          (367)
   FHLB advances                               (16)        (12)          (4)             143        218           (75)
                                        -------------------------------------   ---------------------------------------
Total increase (decrease) in
     interest expense                         (827)         328      (1,155)          (3,035)     1,036        (4,071)
                                        -------------------------------------   ---------------------------------------
Increase (decrease) in net
     interest income                        $ (260)      $  137     $  (397)         $ (579)     $  276       $  (855)
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

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Allowance and Provision for Loan Losses. The provision for loan losses was
$171,000 and $1,001,000 for the three and nine months ended September 30, 2002, respectively, as compared to $89,000 and $440,000 for the same periods in 2001.
The provision for loan losses increased for both periods because of increases in non-performing loans and the level of probable losses incurred on impaired loans. Loans (including impaired loans under the Financial Accounting Standard
Board's Statement of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest (180 days for residential real estate). When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans increased from $1.9 million at December 31, 2001, to
$3.9 million at September 30, 2002. The increase in impaired loans is related to a determination by the Company through its normal credit risk monitoring procedures that certain specific loans, most of which had been classified as of
December 31, 2001 as substandard (collection of total amount due is unlikely), exhibited an increased risk of loss during the third quarter. The Company does not believe that this indicates a trend in the overall loan portfolio. The allowance for loan losses increased $497,000 to $3.5 million at September 30,
2002 from $3.0 million at December 31, 2001 primarily as a result of the increase in impaired loans. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30,
2002.

Summary of Loan Loss Experience:

                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                     September 30,
                                         ---------------------------------- ---------------------------------
Activity for the period ended:                 2002            2001              2002            2001
                                         ---------------------------------- ---------------------------------
                                                 (in thousands)                     (in thousands)

Beginning balance                              $  3,714         $  2,931         $  3,030         $  2,869
Charge-offs:
  Real Estate                                         -              (9)             (24)              (9)
  Commercial                                      (360)             (32)            (462)            (275)
  Consumer                                          (3)             (26)             (29)             (72)
                                         ---------------------------------- ---------------------------------
       Total                                      (363)             (67)            (515)            (365)

Recoveries:
  Real Estate                                         -                2                -                2
  Commercial                                          4                -                7                -
  Consumer                                            1                1                4                1
                                         ---------------------------------- ---------------------------------
       Total                                          5                3               11                3
Provision                                           171               89            1,001              440
                                         ---------------------------------- ---------------------------------
Ending balance                                 $  3,527         $  2,956         $  3,527         $  2,956
                                         ================================== =================================

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-performing loans:
                                                                 September 30, 2002      December 31, 2001
                                                               ------------------------------------------------
                                                                                 (in thousands)
Loans on non-accrual status                                             $       3,430             $      1,588
Loans past due 90 days or more and still accruing                                   -                       39
                                                               ------------------------------------------------
Total non-performing loans                                                      3,430                    1,627
Other real estate owned                                                           560                      560
                                                               ------------------------------------------------
Total non-performing assets                                             $       3,990             $      2,187
                                                               ================================================

Non-performing loans to total loans                                             1.11%                    0.55%
Non-performing assets to total loans                                            1.29%                    0.74%
Allowance as a percent of non-performing loans                                102.83%                  186.23%
Allowance as a percent of total loans                                           1.14%                    1.02%

Non-interest income. Non-interest income increased 72.3% to $841,000 for the three months ended September 30, 2002 from $488,000 for the three months ended
September 30, 2001. The increase is attributable primarily to increases in net gain on the sale of available for sale securities of $237,000 and other income of $146,000. Other income increased primarily due to increased earnings on the cash surrender value of life insurance purchased on key employees of the Banks during the first quarter of 2002. The Banks purchased life insurance on key employees to offset existing employee benefits expenses and because the tax-equivalent yields were better than alternative investments. The Company reduced its risk in relation to the life insurance purchase by spreading the total investment among three life insurance carriers rated AA or better by
Standard & Poor's.

Also contributing to the increase in total non-interest income was an increase of $65,000 in service charges on deposit accounts. Commission income on the sale of investment products declined by $63,000 for the third quarter of 2002 as compared to the same period in 2001, the result of reduced customer transactions due to substantial declines and increased volatility in major stock markets over the past year.

Net gain on sale of residential mortgage loans decreased to $52,000 for the third quarter of 2002 compared to $86,000 for the same period in 2001. This decrease is attributable to management's decision to retain primarily all new mortgage loans originated during the third quarter of 2002 instead of selling them in the secondary market. By retaining these loans, management feels it can moderate the risks associated with an asset sensitive balance sheet.

The changes in non-interest income categories between the nine-month periods ended September 30, 2001 and 2002 were caused by the same factors that affected the three-month periods ended

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

September 30, 2001 and 2002.    However, net gain on sale of mortgage loans
increased $112,000 because of the transfer from loans to loans held for sale and subsequent sale of $16.0 million of residential mortgage loans at the end of the second quarter of 2002. The Company's decision to sell these loans was based on its assessment that interest rates would start rising in the near future. Based on this view, the Company sold these loans, which are generally longer-term assets, to increase the sensitivity of its interest income to rising interest rates. The Company has since revised its assessment of the interest rate environment and believes that interest rates will stay flat or decline for the foreseeable future. See Part I - Item 3, Quantitative and Qualitative
Disclosures about Market Risk, in the Company's 10-Q for the period ended
June 30, 2002 for a more detailed discussion of this transaction.

Non-interest expense. Non-interest expense increased by $481,000 for the three months ended September 30, 2002 as compared to the same period in 2001.
Compensation and benefits expense increased by $227,000 from 2001 to 2002 due to the hiring of key personnel within the commercial and retail management areas of the Company, the implementation of a customer call center, and the opening of two new branches located within Wal-Mart Supercenters. Occupancy and equipment costs increased $66,000 in the third quarter of 2002 compared to the same quarter in 2001 due to initiatives to improve the Company's technological and retail infrastructures and the aforementioned new branches. Data processing service expense increased $36,000 due primarily to an increase in third party data processing costs related to additional services offered to customers of the
Banks. Other non-interest expense increased $152,000, primarily a result of increased marketing and advertising expenses.

Non-interest expense increased by $1,272,000 for the nine months ended September
30, 2002 as compared to the same period in 2001. The factors affecting each category of non-interest expense in the third quarter of 2002 were predominantly the same reasons for the increases in these categories from the first nine months of 2001 to the same period in 2002.

Income tax expense. Income tax expense for the three-month period ended
September 30, 2002 was $139,000 as compared to $406,000 for the same period in
2001. The effective tax rate for the three months ended September 30, 2002 was
21.7% compared to 36.5% for the same period in 2001. The effective tax rate declined substantially for the three months ended September 30, 2002 as compared to the same period in 2001 due to various tax strategies implemented in the first quarter of 2002 coupled with the decline in net income before taxes between the two periods.

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

The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and
FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30,
2002, the Company had cash and interest-bearing deposits with banks of $9.4 million and securities available-for-sale with a fair value of $107.5 million.
If the Company requires funds beyond the funds it is able to generate internally, it has $6.8 million in additional aggregate borrowing capacity with the Federal Home Loan Banks of Indianapolis and Cincinnati, and unused federal funds lines of credit with various nonaffiliated financial institutions of $29.0 million.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2002, the Banks were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

                                                          Total                Tier 1            Tier 1
                                                       Capital To            Capital To        Capital To
                                                      Risk-weighted        Risk-weighted         Average
                                                         Assets                Assets            Assets
                                                  ---------------------- ------------------- ----------------
Consolidated                                              14.3%                13.2%              9.1%
Community Bank                                            13.6%                12.5%              8.6%
Community Bank of Kentucky                                18.4%                17.4%              12.3%

Minimum to be well capitalized under regulatory
capital requirements:                                     10.0%                 6.0%              5.0%

The Company has actively been repurchasing shares of its common stock since May
21, 1999. A total of 343,007 shares (at a cost of $5.5 million) have been repurchased under these plans, with 78,807 shares costing $1,323,000 purchased since December 31, 2001.

The Company's Board of Directors authorized the current share repurchase plan in
March 2001 of up to $3.0 million of the Company's common stock. Through
September 30, 2002, a total of $1,888,447 had been expended to purchase shares under this repurchase plan.

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

The Company currently contracts with an independent third party consulting firm to measure its interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 100 basis points down and 200 basis points up within the model to estimate their combined effects on net interest income over a one-year horizon. Interest rate movements are spread equally over the forecast horizon of one year. Previously, the Company applied instantaneous interest rate movements within its internal model. The Company feels that using gradual interest rate movements within the model is more representative of future interest rate changes than instantaneous interest rate shocks. The Company does not project growth in amounts for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projection horizon. The Company believes that the changes made to its interest rate risk measurement process have improved the accuracy of results of the process. Consequently, the Company believes that it has better information on which to base asset and liability allocation decisions going forward.

Assumptions based on the historical behavior of the Company's deposit rates and balances in relation to changes in interest rates are incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. The
Company continually monitors and updates the assumptions as new information becomes available. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes and actual variations from the managerial assumptions utilized under the model, as well as changes in market conditions and the application and timing of various management strategies.

Given a gradual 200 basis point increase in the projected yield curve used in the simulation model, it is estimated that as of September 30, 2002 net interest income for the Company would decrease by 3.4 percent over one year ending
September 30, 2003. However, the simulation analysis indicates that over two years net interest income would increase approximately 8.9% in response to a 200 basis points gradual increase in the yield curve over the first year. As of
December 31, 2001, the Company estimated that net interest income would decrease
6.0 percent over one year ending December 31, 2002 using an instantaneous 200 basis point upward shock to the yield curve. A gradual decline of 200 basis points in the yield curve would cause a decrease in net interest income of an estimated 2.8 percent over one year ending September 30, 2003. This compares to an estimated decrease of 8.1 percent for one year ending December 31, 2002. The
Company is asset sensitive in that its interest-earning assets are likely to reprice faster in response to changing interest rates than its interest-bearing liabilities. The estimated changes in net interest income for all interest rate change scenarios are within the policy guidelines established by the Company's board of directors. However, the Company will continue to take action to limit its exposure to stable or falling interest rate environments.

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include, among other things, the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The table below is representative only and is not a precise measurement of the effect of changing interest rates on the
Company's net interest income in the future.

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one-year net interest income sensitivity profile based on the asset/liability model as of September
30, 2002:

                                                Interest Rate Sensitivity for the Year Ended September 30, 2003
                                               ------------------------------------------------------------------
                                                Gradual Decrease in                         Gradual Increase in
                                                    Rates of 100                               Rates of 200
                                                    Basis Points              Base             Basis Points
                                               ------------------------------------------------------------------
                                                                        (in thousands)
Projected interest income:
     Loans                                               $19,255                 $19,879              $20,623
     Investments                                           4,632                   4,778                5,020
     FHLB stock                                              480                     480                  480
     Interest-bearing bank deposits                          144                     222                  371
                                               ----------------------- ------------------- ----------------------
Total interest Income                                     24,511                  25,359               26,494

Projected interest expense:
     Deposits                                              6,853                   7,189                8,420
     Other borrowings                                      5,385                   5,547                5,877
                                               ----------------------- ------------------- ----------------------
Total interest expense                                    12,238                  12,736               14,297
                                               ----------------------- ------------------- ----------------------
Net interest income                                      $12,273                 $12,623              $12,197
                                               ======================= =================== ======================
Change from base                                           $(350)                                       $(426)
Percent change from base                                    (2.8)%                                       (3.4)%

The following table illustrates the Company's estimated one-year net interest income sensitivity profile based on the asset/liability model as of December 31,
2001:

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
                                                Basis Points   Basis Points        Base       Basis Points    Basis Points
                                               -----------------------------------------------------------------------------
                                                                              (in thousands)
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

                                 PART I - ITEM 4

                             CONTROLS AND PROCEDURES

           Company management, including the Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive
Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

(b)            Reports on Form 8-K

               The Company filed a report on Form 8-K on July 24, 2002
               reporting, under Item 5, earnings for the three months ended June
               30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                  (Registrant)

  Dated:  November 12, 2002                   BY:   /s/ James D. Rickard
  ----------------------------------              -----------------------------
                                                    James D. Rickard
                                                    President and
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)

 Dated:  November 12, 2002                    BY:   /s/ Paul A. Chrisco
 -----------------------------------              ------------------------
                                                    Paul A. Chrisco
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, James D. Rickard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Bank Shares of Indiana, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/  James D. Rickard
----------------------------------------------
James D. Rickard
President and Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Paul A. Chrisco, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Bank Shares of Indiana, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/  Paul A. Chrisco
-------------------------------------------
Paul A. Chrisco
Senior Vice President
and Chief Financial Officer

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                  EXHIBIT INDEX

    Exhibit No.                                             Description
---------------------        --------------------------------------------------------------------------
         11                     Statement Regarding Computation of Per Share Earnings

        99.1                    Certification of Principal Executive Officer Pursuant to 18 U.S.C.
                                Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                                Act of 2002

        99.2                    Certification of Principal Financial Officer Pursuant to 18 U.S.C.
                                Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                                Act of 2002

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Exhibit 11.
Statement Regarding Computation of Per Share Earnings

See Part 1, Note 5 "Supplemental Disclosure for Earnings Per Share" for
calculations.

Exhibit 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with the  accompanying  Form 10-Q of  Community  Bank  Shares of
Indiana,  Inc. for the quarter  ended  September  30, 2002, I, James D. Rickard,
Chief  Executive  Officer of  Community  Bank  Shares of Indiana,  Inc.,  hereby certify  pursuant  to 18  U.S.C.ss.1350,  as adopted  pursuant  toss.906  of the
Sarbanes-Oxley Act of 2002, that:

(1) Such Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

(2) The information contained in such Form 10-Q for the quarter ended September
30, 2002 fairly presents, in all material respects, the financial condition and results of operation of Community Bank Shares of Indiana, Inc.

By:   /s/ James D. Rickard
   ----------------------------------
      James D. Rickard
      President and
           Chief Executive Officer

Date:  November 12, 2002.

Exhibit 99.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with the  accompanying  Form 10-Q of  Community  Bank  Shares of
Indiana,  Inc. for the quarter  ended  September  30, 2002,  I, Paul A. Chrisco,
Chief  Financial  Officer of  Community  Bank  Shares of Indiana,  Inc.,  hereby certify  pursuant  to 18  U.S.C.ss.1350,  as adopted  pursuant  toss.906  of the
Sarbanes-Oxley Act of 2002, that:

(1) Such Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

(2) The information contained in such Form 10-Q for the quarter ended September
30, 2002 fairly presents, in all material respects, the financial condition and results of operation of Community Bank Shares of Indiana, Inc.

By:   /s/ Paul A. Chrisco
   ----------------------------------
      Paul A. Chrisco
      Senior Vice President and
           Chief Financial Officer

Date:  November 12, 2002.

