Form 10-K
period 2002-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2003-03-31
CIK 933590

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K
                         FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

    |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                     Act of 1934
                     For the Fiscal Year Ended December 31, 2002
                                         OR
       | | Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the asked price of $15.21 per share of such stock as of March 20, 2003, was $36,078,804. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of March 20, 2003, there were issued and outstanding 2,372,045 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Proxy Statement for the 2003 Annual Meeting of Stockholders.

                                    Form 10-K
                                      Index

                                                                                                Page
                                                                                                ----
Part I:
       Item 1.    Business                                                                       3
       Item 2.    Properties                                                                     8
       Item 3.    Legal Proceedings                                                              8
       Item 4.    Submission of Matters to a Vote of Security Holders                            8

Part II:
       Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters           9
       Item 6.    Selected Financial Data                                                        9
       Item 7.    Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                  10
       Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                    19
       Item 8.    Financial Statements and Supplementary Data                                   21
       Item 9.    Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure                                                   51

Part III:
       Item 10.   Directors and Executive Officers of the Registrant                            52
       Item 11.   Executive Compensation                                                        52
       Item 12.   Security Ownership of Certain Beneficial Owners
                         and Management and Related Stockholder Matters                         52
       Item 13.   Certain Relationships and Related Transactions                                52
       Item 14.   Controls and Procedures                                                       52
       Item 15.   Principal Accountant Fees and Services                                        52

Part IV:
       Item 16.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K              53

Signatures                                                                                      54

PART I

ITEM 1. BUSINESS

General

Community Bank Shares of Indiana, Inc. (the "Company") is a multi-bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiaries are Community Bank of Southern Indiana ("CBSI") and Community Bank of Kentucky ("CBKY"). Until March 1, 2002, the Company also operated two bank branches in Clark County, Indiana under the name Heritage Bank of Southern Indiana ("HBSI"). On March 1, 2002, HBSI was merged with and into CBSI. CBSI and CBKY are state-chartered stock commercial banks headquartered in New Albany, Indiana and Bardstown, Kentucky, respectively, and at times are referred to herein collectively as the "Banks". CBSI is regulated by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. CBKY is regulated by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation.
During 2002, the Company established three new wholly-owned subsidiaries of CBSI to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities previously owned by the Bank. A total of $88.7 million in investment securities were initially transferred from the Bank to CBSI Investment Portfolio Management, LLC.

The Company had total assets of $465.5 million, total deposits of $289.8 million, and stockholders' equity of $43.3 million as of December 31, 2002. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is
(812) 944-2224.

Business Strategy

The Company's current business strategy is to operate well-capitalized, profitable and independent community banks with a significant presence in their primary market areas. The subsidiaries are engaged primarily in the business of attracting deposits from the general public and using such funds to originate 1) secured and unsecured business loans of various terms to local businesses and professional organizations, 2) consumer loans including home equity lines of credit, automobile and recreational vehicle, construction loans, and loans secured by deposit accounts, and
3) residential real estate loans. In addition, the Company also offers non-deposit investment products such as stocks, bonds, mutual funds, and annuities to customers within its banking market areas through Heritage Financial Services, a division of CBSI.

Lending Activities

Commercial Business Loans. The Company also originates non-real estate related business loans to local small businesses and professional organizations. This type of commercial loan has been offered at both variable rates and fixed rates with balloon payments required at maturity and can be unsecured or secured by general business assets such as equipment, accounts receivable or inventory. The Company has increased its origination of commercial business loans over the last few years. Such loans generally have shorter terms and higher interest rates than commercial real estate loans. However, commercial business loans also involve a higher level of credit risk because of the type and nature of the collateral.

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

Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentrations of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Company has increased its origination of multi-family residential or commercial real estate loans over the last few years, but attempts to protect itself against the increased credit risk associated with these loans through its underwriting standards and ongoing monitoring processes.

Residential Real Estate Loans. The Company originates one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company's market area. The majority of the Company's residential mortgage loans consist of loans secured by owner-occupied, single family residences. The Company currently offers residential mortgage loans for terms up to 30 years, with adjustable or fixed interest rates. Origination of fixed-rate mortgage loans versus ARM loans is monitored continuously and is affected significantly by the level of market interest rates, customer preference, and loan products offered by the Company's competitors. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. ARM loans, however, can carry increased credit risk because during a period of rising interest rates the risk of default on ARM loans may increase due to increases in borrowers' monthly payments.

The Company's fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

After the initial fixed rate period, the Company's ARM loans generally adjust annually with interest rate adjustment limitations of two percentage points per year and six percentage points over the life of the loan. The Company also makes ARM loans with interest rates that adjust every one, three or five years. Under the Company's current practice, after the initial fixed rate period the interest rate on ARM loans adjusts to the one-, three- or five-year U.S. Treasury Constant Maturity Index plus a spread. The Company's policy is to qualify borrowers for one-year ARM loans based on the initial interest rate plus the maximum annual rate increase.

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

Regulations limit the amount that a bank may lend based on the appraised value of real estate securing loans that qualify for sale into the secondary market. Such regulations permit a maximum loan-to-value ratio of 95 percent for residential property and from 65 to 90 percent for all other real estate related loans. The Company's lending policies, however, generally limit the maximum loan-to-value ratio on both fixed-rate and ARM loans to 80 percent of the lesser of the appraised value or the purchase price of the property to serve as security for the loan, unless insured by a private mortgage insurer.

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

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of the prospective borrower's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and from any verifiable secondary income. The underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Loan Solicitation and Processing. Loans are originated through a number of sources including loan sales staff, real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Processing procedures are affected by the type of loan requested and whether the loan will be funded by the Company or sold into the secondary market.

Mortgage loans that are sold into the secondary market are submitted, when possible, for Automated Underwriting, which allows for faster approval and an expedited closing. The Company's responsibility on these loans is the fulfillment of the loan purchaser's requirements. These loans often have reduced underwriting features and may be made without an appraisal or credit report at the option of the purchaser. Loans that are reviewed in a more traditional manner, which are mostly loans held for the Company's own portfolio, require credit reports, appraisals, and income verification before they are approved or disapproved. Private mortgage insurance is generally required on loans with a ratio of loan to appraised value of greater than 80%. Property insurance and flood certifications are required on all real estate loans.

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

Commercial loans are underwritten by the commercial loan officer who makes the initial contact with the customer applying for credit. The underwriting of these loans is reviewed after the fact for compliance with the Company's general underwriting standards. A loan exceeding the authority of the underwriting loan officer requires the approval of a loan committee or the Board of Directors of the subject subsidiary bank, depending on the loan amount.

Loan Commitments. The Company issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made with specified terms and conditions for periods of 30 days for commercial real estate loans and 60 days for residential real estate loans.

Employees

As of December 31, 2002, the Company had 156 employees, 134 full-time and 22 part-time. CBSI employed 64 full-time and 14 part-time employees and CBKY employed 17 full-time and 4 part-time employees as of December 31, 2002. The remaining employees were employed by the Company. None of these entity's employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

Competition

The banking business is highly competitive, and as such the Banks compete not only with other commercial banks, but also with savings and loan associations, trust companies and credit unions for deposits and loans, as well as stock brokerage firms, insurance companies, and other entities providing one or more of the services and products offered by the Banks. In addition to competition, the Company's business and operating results are affected by the general economic conditions prevalent in its market area.

The Banks' primary market areas consist of the counties of Floyd, Clark and Harrison, which are located in Southern Indiana along the Ohio River, and Jefferson and Nelson Counties in Kentucky. Jefferson, Clark, Floyd, and Harrison counties are four of the seven counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of one million. Nelson County is located approximately 40 miles southeast of Louisville. The aggregate population of Floyd, Clark and Harrison counties is approximately 204,000. The population of Jefferson and Nelson Counties are approximately 693,000 and 39,000, respectively. Counties surrounding Nelson County include: Spencer, Anderson, Hardin, Washington, Marion, Larue, and Bullitt Counties, which together have a population in excess of 234,000. The Company's headquarters are in New Albany, Indiana, a city of 38,000 located approximately three miles from the center of Louisville.

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

The Act provides that a bank holding company must obtain the prior approval of the Federal Reserve Board to acquire more than 5 percent of the voting stock or substantially all the assets of any bank or bank holding company. The Act also provides that, with certain exceptions, a bank holding company may not
(i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries, or (ii) own or control more than 5 percent of the voting shares of any company that is not a bank, including any foreign company. A bank holding company is permitted, however, to acquire shares of any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company may also acquire shares of a company which furnishes or performs services for a bank holding company and acquire shares of the kinds and in the amounts eligible for investment by national banking associations. In addition, the Federal Reserve Act restricts the Banks' extension of credit to the Company.

On November 12, 1999, Congress enacted the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act permits bank holding companies to qualify as "financial holding companies" that may engage in a broad range of financial activities, including underwriting, dealing in and making a market in securities; insurance underwriting and agency activities; and merchant banking. The Federal Reserve Board is authorized to expand the list of permissible financial activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in nearly all of the activities permitted for financial holding companies. The Company has not elected the status of financial holding company and at this time has no plans for these investments or broader financial activities.

As state chartered commercial banks, CBSI and CBKY are subject to examination, supervision and extensive regulation by the FDIC and their respective Departments of Financial Institutions (the "DFIs"). CBSI is a member of and owns stock in the FHLB of Indianapolis, while CBKY is a member of and owns stock in the FHLB of Cincinnati. The FHLB institutions located in Indianapolis and Cincinnati are each one of the twelve regional banks in the FHLB system. CBSI and CBKY are also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Banks are subject is intended primarily for the protection of their customers and depositors, and not Company shareholders.

The FDIC and the DFIs regularly examine the Banks and prepare a report for the consideration of each Bank's Board of Directors on any deficiencies that it may find in each Bank's operations. The relationships of each of the Banks with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the form and content of the Banks' mortgage documents and communication of loan and deposit rates to both existing and prospective customers. Financial institutions in various regions of the United States have been called upon by examiners to write down assets to their fair market values and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

The investment and lending authority of a state-chartered bank is prescribed by state and federal laws and regulations, and such banks are prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all state chartered banks.
CBSI may not lend to a single or related group of borrowers on an unsecured basis an amount in excess of the greater of $500,000 or 15 percent of the bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10 percent of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities, but generally does not include real estate. CBKY is subject to legal lending limits of 20 percent of unimpaired capital and surplus for unsecured loans and 30 percent of unimpaired capital and surplus for secured loans.

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (15% of CBSI's, or 20% of CBKY's, unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2002 the Banks were in compliance with the above restrictions.

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

Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately-capitalized and may require an adequately-capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2002, the Company and each of the Banks was deemed well-capitalized for purposes of the above regulations.

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

As members of the FHLB system, each of CBSI and CBKY is required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2002, $6.8 million and $930,000 of FHLB stock were outstanding for CBSI and

CBKY, respectively, each of which was in compliance with this requirement. In past years, CBSI and CBKY have received dividends on their FHLB stock.

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

Insurance of Accounts. Each Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation). Deposits of CBSI and CBKY are insured by the SAIF, while the HBSI deposits assumed by CBSI upon the merger of HBSI into CBSI are insured by the Bank Insurance Fund (BIF). This insurance is backed by the full faith and credit of the United States Government. The SAIF and the BIF are both administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk-related premium system. Each insured institution is assigned to one of three capital groups: well-capitalized, adequately-capitalized or undercapitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution's primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the nine risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well-capitalized, subgroup "A" category institutions are assessed the lowest insurance rate, while institutions assigned to the undercapitalized subgroup "C" category are assessed the highest insurance rate. As of December 31, 2002 CBSI was assigned to the well-capitalized, subgroup "A" category and paid an annual insurance rate of 1.7 cents per $100 of deposits. As of December 31, 2002 CBKY was assigned to the well-capitalized, subgroup "B" category and paid an annual insurance rate of 2.5 cents per $100 of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Cash on hand or on deposit with the Federal

Reserve Bank of $2.1 million and $1.2 million was required to meet regulatory reserve and clearing requirements at year-end 2002 and 2001. These balances do not earn interest.

Banks are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Cash on hand or on deposit with the Federal Reserve Bank of $2.1 million and $1.2 million was required to meet regulatory reserve and clearing requirements at year-end 2002 and 2001. These balances do not earn interest.

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

Indiana Taxation. The Company is subject to a franchise tax imposed by the State of Indiana. The tax is imposed at the rate of 8.5 percent of the Company's adjusted gross income. In computing adjusted gross income, no deductions are allowed for municipal interest, U.S. Government interest and pre-1990 net operating losses. In 2000, the Indiana financial institution tax law was amended to treat resident financial institutions the same as nonresident financial institutions by providing for apportionment of Indiana income based on receipts in Indiana. This revision allowed for the exclusion of receipts from out of state sources and federal government and agency obligations.

Currently,  income from the CBSI's subsidiaries CBSI Holdings,  Inc.,
CBSI Investments, Inc. and CBSI Investment Portfolio Management, LLC is not subject to the Indiana franchise tax.

The Company's state franchise tax returns have been audited through the tax year ended December 31, 1997.

Kentucky Taxation. The Company is subject to a franchise tax imposed by the State of Kentucky. The tax is imposed at a rate of 1.1% on taxable net capital, which equals capital stock paid in, surplus, undivided profits and capital reserves, net unrealized holding gains or losses on available for sale securities, and cumulative foreign currency translation adjustments less an amount equal to the same percentage of the total as the book value of United States obligations and Kentucky obligations bears to the book value of the total assets of the financial institution. A financial institution whose business activity is taxable within and without Kentucky must apportion its net capital based on the three factor apportionment formula of receipts, property taxes and payroll taxes unless the Kentucky Revenue Cabinet has granted written permission to use another method.

ITEM 2.  PROPERTIES

The Company conducts its business through its corporate headquarters located in New Albany, Indiana. CBSI operates a main office and nine branch offices in Clark and Floyd Counties, Indiana, and a loan production office in Jefferson County, Kentucky, while CBKY operates a main office and one branch in Nelson County, Kentucky, and one branch in Jefferson County, Kentucky. The following table sets forth certain information concerning the main offices and each branch office at December 31, 2002. The aggregate net book value of premises and equipment was $11.3 million at December 31, 2002.

                                                                        Owned or
Location                                                 Year Opened     Leased
--------                                                 -----------     ------
Community Bank of Southern Indiana:
     101 West Spring St. - Main Office                       1937         Owned
     New Albany, IN  47150

     401 East Spring St. - Drive Thru for Main Office        2001         Owned
     New Albany, IN  47150

     2626 Charlestown Road                                   1995         Owned
     New Albany, IN  47150

     480 New Albany Plaza                                    1974        Leased
     New Albany, IN 47130

     901 East Highway 131                                    1981         Owned
     Clarksville, IN  47130

     701 Highlander Point Drive                              1990         Owned
     Floyds Knobs, IN  47119

     102 Heritage Square                                     1992         Owned
     Sellersburg, IN  47172

     201 W. Court Ave.                                       1996         Owned
     Jeffersonville, IN 4710

     5112 Highway 62                                         1997         Owned
     Jeffersonville, IN  47130

     2910 Grantline Rd.                                      2002        Leased
     New Albany, IN  47150

     400 Blankenbaker Parkway, Suite 100                     2002        Leased
     Louisville, KY 40243

Community Bank of Kentucky:
     106A West John Rowan Blvd. - Main Office                1997        Leased
     Bardstown, KY 40004

     119 East Stephen Foster Ave.                            1972         Owned
     Bardstown, KY 40004

     7101 Cedar Springs                                      2002        Leased
     Louisville, KY 40291

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq Small Cap market under the symbol of CBIN. The quarterly range of low and high trade prices per share of the Company's common stock as reported by Nasdaq is shown below.

                       2002
-----------------------------------------------
QUARTER ENDED        HIGH     LOW     DIVIDEND
-------------        ----     ---     --------
March 31 .......    $17.00   $15.60     $ 0.145
June 30 ........     18.75    16.90       0.145
September 30 ...     17.75    15.55       0.145
December 31 ....     16.56    14.50       0.145

                       2001
-----------------------------------------------
QUARTER ENDED        HIGH    LOW      DIVIDEND
-------------        ----    ---      --------
March 31 .......    $13.63   $12.38     $ 0.145
June 30 ........     14.75    13.05       0.145
September 30 ...     16.40    14.35       0.145
December 31 ....     16.00    14.55       0.145

The Company intends to continue its historical practice of paying quarterly cash dividends although there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors, and other considerations. In addition, the payment of dividends is subject to the regulatory restrictions described in Note 11 to the Company's consolidated financial statements.

As of March 1, 2003, there were 801 holders of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth the Company's selected historical consolidated financial information from 1998 through 2002. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                                                 Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
       (dollars in thousands, except per share data)         2002            2001            2000             1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
       Income Statement Data:
       Interest income ............................      $  25,052       $  29,295       $  30,488        $  26,139       $  22,357
       Interest expense ...........................         13,354          17,045          18,314           14,004          12,208
       Net interest income ........................         11,698          12,250          12,174           12,135          10,149
       Provision for loan losses ..................          1,144             520           1,197              654             354
       Noninterest income .........................          3,160           2,186           1,974            1,483           1,417
       Noninterest expense ........................         10,938           9,379           8,833            7,483           7,290
       Income before taxes ........................          2,776           4,537           4,118            5,481           3,922
       Cumulative effect of
          change in accounting principle ..........             --              --            (172)              --              --
       Net income .................................          2,126           2,955           2,679            3,352           2,398
-----------------------------------------------------------------------------------------------------------------------------------
       Balance Sheet Data:
       Total assets ...............................      $ 465,549       $ 429,616       $ 416,221        $ 384,443       $ 331,945
       Total securities ...........................         92,374          99,101          86,436          104,337          92,698
       Total loans, net ...........................        321,634         294,030         287,254          246,018         199,575
       Allowance for loan losses ..................          3,814           3,030           2,869            1,741           1,276
       Total deposits .............................        289,830         255,892         258,222          226,473         212,867
       Federal funds purchased and
          repurchase agreements ...................         36,393          39,075          22,547           28,182          19,499
       FHLB advances ..............................         92,700          89,000          91,800           86,250          56,000
       Total shareholders' equity .................         43,297          42,365          40,888           41,630          41,386
-----------------------------------------------------------------------------------------------------------------------------------
       Per Share Data:
       Basic earnings per share ...................      $    0.87       $    1.18       $    1.05        $    1.26       $    0.89
       Diluted earnings per share .................           0.87            1.18            1.05             1.26            0.88
       Book value (1) .............................          17.53           17.22           16.59            16.00           15.34
       Cash dividends per share ...................           0.58            0.58            0.54             0.54            0.48
-----------------------------------------------------------------------------------------------------------------------------------
       Performance Ratios:
       Return on average assets ...................           0.47%           0.71%           0.67%            0.94%           0.79%
       Return on average equity ...................           4.91            6.90            6.43             7.98            5.87
       Net interest margin ........................           2.78            3.07            3.17             3.58            3.38
       Efficiency ratio ...........................             74              65              62               55              63
-----------------------------------------------------------------------------------------------------------------------------------
       Asset quality ratios:
       Non-performing assets to total loans .......           1.17%           0.74%           0.39%            0.13%           0.47%
       Net loan charge-offs to average loans ......           0.12            0.13            0.03             0.08            0.05
       Allowance for loan losses to total loans ...           1.17            1.02            0.99             0.70            0.64
       Allowance for loan losses to
          non-performing loans ....................            120             186             252              549             172
-----------------------------------------------------------------------------------------------------------------------------------
       Capital ratios:
       Leverage ratio .............................            9.0%           10.0%            9.9%            10.7%           12.7%
       Average stockholders' equity to
          average total assets ....................            9.6            10.2            10.4             11.8            13.5
       Tier 1 risk-based capital ratio ............           12.4            14.8            14.5             16.4            19.8
       Total risk-based capital ratio .............           13.6            15.9            15.5             17.1            20.4
       Dividend payout ratio ......................           66.1            49.6            51.3             43.0            52.6
-----------------------------------------------------------------------------------------------------------------------------------
       Other key data:
       End-of-period full-time equivalent
          employees ...............................            145             131             114              124             108
       Number of bank offices .....................             14              11              10               10               8

      (1)   Exclusive of accumulated other comprehensive income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiaries, the Banks, at December 31, 2002 and 2001, and the consolidated results of operations for each of the years in the three year period ended December 31, 2002. The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

The Company conducts its primary business through its two Bank subsidiaries, which are community-oriented financial institutions offering a variety of financial services to their local communities. The Banks are engaged primarily in the business of attracting deposits from the general public and using such funds for the origination of: 1) commercial business and real estate loans and
2) secured consumer loans such as home equity lines of credit, automobile loans, and recreational vehicle loans. Additionally, the Banks originate and sell into the secondary market mortgage loans for the purchase of single-family homes in Floyd, Clark, and Harrison Counties, Indiana, and Nelson County, Kentucky, including surrounding communities. The Banks invest excess liquidity balances in mortgage-backed, U.S. agency, state and municipal, and corporate securities.

The operating results of the Company depend primarily upon the Banks' net interest income, which is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Interest-earning assets principally consist of loans, taxable and tax-exempt securities, and FHLB stock. Interest-bearing liabilities principally include deposits, retail repurchase agreements, federal funds purchased, and advances from the FHLB Indianapolis and FHLB Cincinnati. The net incomes of the Banks are also affected by 1) provision for loan losses, 2) noninterest income (including gains on sales of loans and securities, deposit account service charges and commission-based income on non-deposit investment products), 3) noninterest expenses (including compensation and benefits, occupancy, equipment, and data processing expenses, and other expenses, such as audit, advertising, postage, printing, and telephone expenses), and 4) income tax expense.

This discussion includes various forward-looking statements with respect to credit quality (including delinquency trends and the allowance for loan losses), corporate objectives and other financial and business matters. When used in this discussion the words "anticipate," "project," "expect," "believe," and similar expressions are intended to identify forward-looking statements. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from forward-looking statements.

In addition to factors disclosed by the Company elsewhere in this annual report on Form 10-K, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: 1) adverse changes in economic conditions affecting the banking industry in general and, more specifically, the market areas in which the Company and its subsidiary Banks operate, 2) adverse changes in the legislative and regulatory environment affecting the Company and its subsidiary Banks, 3) increased competition from other financial and non-financial institutions, 4) the impact of technological advances on the banking industry, and 5) other risks detailed at times in the Company's filings with the Securities and Exchange Commission. The Company and the Banks do not assume an obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

Highlights

The Company reported net income of $2,126,000 during 2002 compared with $2,955,000 for 2001, a decrease of 28.1%. The Company's performance in 2002 was adversely impacted by increases in non-interest expense and provision for loan losses and a decline in its net interest income. Non-interest expense increased as a result of incremental expenses related to the opening of two new branches during the year. The provision for loan losses increased because of increases in non-performing loans and average impaired loans. The Company's book value per common share, exclusive of accumulated other comprehensive income, increased from $17.22 at December 31, 2001 to $17.53 per share at December 31, 2002.

The following table summarizes selected financial information regarding the Company's financial performance:

Table 1 - Summary

(Dollars in thousands,                       For the Years Ended December 31,
except per share amounts)                   2002           2001           2000
--------------------------------------------------------------------------------
Net income ........................     $   2,126      $   2,955      $   2,679
Basic earnings per share ..........          0.87           1.18           1.05
Diluted earnings per share ........          0.87           1.18           1.05

Return on average assets ..........          0.47%          0.71%          0.67%
Return on average equity ..........          4.91           6.90           6.43

The Company experienced solid balance sheet growth as total assets grew 8.4% during 2002 to $465.5 million from $429.6 million at December 31, 2001. The Company generated loan growth of 9.4% during 2002 to $321.6 million, which was primarily attributable to growth in commercial business, real estate construction, and home equity loans. Deposits increased 13.3% during 2002 to $289.8 million, fueled mostly by growth in money market accounts and non-interest checking accounts. The Company will continue to seek loans and deposits by developing relationships with commercial and retail customers within its market areas.

During 2002, the Company expanded its banking offices by moving into newly completed Wal-Mart Supercenters in New Albany, Indiana and Louisville, Kentucky. The Company also established a loan production office on Blankenbaker Parkway in Louisville, Kentucky. The Company expects that the Wal-Mart branch in New Albany will enhance its ability to increase deposit market share within Floyd County, Indiana. The new offices in Louisville, Kentucky are a part of the Company's ongoing plan to expand into the Jefferson County, Kentucky market.

Results of Operations

Net Interest Income

The Company's principal revenue source is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and the interest expense on the liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as changes in market interest rates.

Net interest income decreased $552,000 or 4.5% to $11.7 million for 2002 compared to $12.3 million in 2001. The Company's net interest rate spread declined slightly to 2.46% for 2002 from 2.53% in 2001, and its net interest margin decreased from 3.07% in 2001 to 2.78% for 2002. The reduction in the Company's net interest margin was caused by the yield on interest-earning assets declining faster than the cost of interest-bearing liabilities due to market interest rates that declined from early 2001 through the end of 2002 (the prime rate fell by 5.25% over this period). Although the net interest margin for 2002 declined from the prior year, the Company experienced a 7.4% increase in net interest income from the third quarter of 2002 to the fourth quarter of the same year due to various balance sheet management strategies implemented during 2002. The Company reinvested proceeds from the sales and maturities of securities into loans with generally higher yields than the securities they replaced. Further, the Company entered into an interest rate swap in August 2002 to convert a portion of its floating rate commercial loans to higher-yielding fixed rate loans (See Note 12 to the Consolidated Financial Statements).

Average interest-earning assets increased 5.4% during 2002 to $420.2 million, compared to a 3.9% increase during 2001. The growth in each of these periods primarily resulted from an increase in average loans funded by increases in deposits and short-term borrowings. The increase in loans is attributable to the Company's continued focus on commercial business, commercial real estate, and home equity lending. Average loans grew $24.7 million or 8.6% to $310.0 million in 2002, as the loan yield declined to 6.54% for 2002. The Company attributes the growth in commercial loans to its local presence in the markets it serves and its ability to meet the needs of its commercial customers through local decision making and rapid responses to customer inquiries. Additionally, the Company expanded its commercial loan originating abilities through additional commercial lending representatives. Consumer loans increased because of the high demand for home equity lines of credit as market interest rates were generally lower in 2002 than historical norms. The current interest rate environment should also result in continued strong loan demand, but should result in a reduced loan yield during 2003. The yield on interest-earning assets declined to 5.96% during 2002 from 7.35% the prior year due to generally declining interest rates over the last two years.

During 2002, average interest-bearing liabilities grew $28.2 million to $381.5 million, an increase of 8.0% over 2001, while the costs of interest-bearing liabilities declined to 3.50% for 2002 from 4.82% in 2001. The increase in average interest-bearing liabilities was primarily attributable to growth in interest-bearing deposits, which are comprised of money market deposit, savings, and NOW accounts. The Company attributes growth in the average balance of deposits to its increased focus on its retail delivery systems, including initiatives such as a streamlined checking account product line, expanded customer hours at most of its banking centers, and the installation of a check imaging system during 2001.

While there can be no assurance as to the tangible long-term impact that the generally lower interest rates will have on the Company's future levels of net interest income and net interest margin, it is presently anticipated, given the pricing sensitivity and asset/liability mix of the Company's balance sheet and current interest rates, that the Company's net interest margin should improve modestly in 2003 from 2002.

For 2001, net interest income was $12.3 million, up $76,000 from 2000. The Company's net interest rate spread increased from 2.52% during 2000 to 2.53% in 2001, while net interest margin declined to 3.07% in 2001 from 3.17% in 2000. Net interest income for 2001 increased from 2000 due primarily to an increase in average-interest earning assets and a shift in average earning assets from securities to loans with a higher rate of return.

Market interest rates declined from early 2001 through December 31, 2002. At December 31, 2000, the Company owned approximately $53.6 million in callable agency securities, which is a type of security that can be called by the issuer as of a specific date when it is in the issuer's interest to do so. Generally, issuers of these securities will exercise the call option as market interest rates for securities with similar characteristics fall below the coupon on a given issue. Consequently, most of the callable agency securities owned by the Company as of December 31, 2000 were called during 2001 as market interest rates declined. This provided the Company with an excess of cash and interest-bearing deposits that had to be reinvested at substantially lower interest rates, resulting in a decline in the Company's net interest margin. The Company principally reinvested these funds in mortgage-backed securities and loans.

To compound the decline in the yield on interest-earning assets caused by the reinvestment of proceeds of called agency securities, the Company had outstanding $86.0 million in fixed rate FHLB advances with a weighted average rate of 5.87% as of December 31, 2000, most of which were "putable" or "convertible". Putable advances give the FHLB the right to require the Company to choose either conversion of the fixed rate to variable rate tied to the three month LIBOR index or prepayment of the advance without a penalty. There is a substantial penalty if the Company prepays the advances before the FHLB exercises its right. The FHLB will generally only exercise its right in a period of rising interest rates. Consequently, as rates fell during 2001 it became less likely that the FHLB would exercise its right, resulting in only a slight reduction in the cost of fixed rate FHLB advance during 2001. Fixed rate advances were $88.0 million and $86.0 million with weighted average rates of 5.81% and 5.87% as of December 31, 2002 and 2001, respectively.

Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2000 through 2002. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities. Yields on tax-exempt securities have not been presented on a tax equivalent basis.

Table 2 - Average Balance Sheets and Rates for December 31, 2002, 2001 and 2000

                                                          2002                         2001                          2000
                                             ---------------------------  ----------------------------  ----------------------------
                                              Average            Average   Average             Average   Average             Average
(Dollars in thousands)                        Balance   Interest  Rate     Balance   Interest   Rate     Balance   Interest   Rate
                                             ---------------------------  ----------------------------  ----------------------------
ASSETS

Earning assets:
   Interest-bearing deposits with banks ...  $   5,821   $   124   2.13%  $  12,390   $   473    3.82%  $   4,320   $   314    7.27%
   Taxable securities .....................     85,868     3,698   4.31      84,694     4,974    5.87      94,147     6,111    6.49
   Tax-exempt securities ..................     10,804       500   4.63       8,603       431    5.01       6,868       365    5.31
   Total loans and fees(1)(2) .............    310,004    20,278   6.54     285,351    22,856    8.01     270,930    23,086    8.52
   FHLB stock .............................      7,674       452   5.89       7,601       561    7.38       7,502       612    8.16
                                             ---------   -------          ---------   -------           ---------   -------
Total earning assets ......................    420,171    25,052   5.96     398,639    29,295    7.35     383,767    30,488    7.94

Non-interest earning assets:
   Less: Allowance for loan losses ........     (3,325)                      (2,912)                       (2,130)
   Non-earning assets:
   Cash and due from banks ................      8,635                        7,329                         7,974
   Bank premises and equipment, net .......     11,371                       10,794                         9,912
   Other assets ...........................     12,547                        4,474                         1,399
                                             ---------                    ---------                     ---------
Total assets ..............................  $ 449,399                    $ 418,324                     $ 400,922
                                             =========                    =========                     =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
   Deposits ...............................  $ 257,491   $ 7,539   2.93%  $ 236,279   $10,981    4.65%  $ 222,136   $11,454    5.16%
   Federal funds purchased and
      repurchase agreements ...............     31,319       354   1.13      27,779       739    2.66      21,688     1,209    5.57
   FHLB advances ..........................     92,709     5,461   5.89      89,253     5,325    5.97      94,220     5,651    6.00
                                             ---------   -------          ---------   -------           ---------   -------
Total interest bearing liabilities ........    381,519    13,354   3.50     353,311    17,045    4.82     338,044    18,314    5.42

Non-interest bearing liabilities:
   Non-interest bearing deposits ..........     23,089                       19,285                        20,036
   Other liabilities ......................      1,502                        2,887                         1,182
   Stockholders' equity ...................     43,289                       42,841                        41,660
                                             ---------                    ---------                     ---------
Total liabilities and shareholders' equity   $ 449,399                    $ 418,324                     $ 400,922
                                             =========                    =========                     =========
Net interest income .......................              $11,698                      $12,250                       $12,174
                                                         =======                      =======                       =======
Net interest spread .......................                        2.46%                         2.53%                         2.52%
Net interest margin .......................                        2.78%                         3.07%                         3.17%


(1) The amount of fee income included in interest on loans was $187, $312, and $243 for the years ended December 31, 2002, 2001, and 2000, respectively.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.

Table 3 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


Table 3 - Volume/Rate Variance Analysis

                                                                  Year Ended December 31, 2002        Year Ended December 31, 2001
                                                                           compared to                         compared to
                                                                  Year Ended December 31, 2001        Year Ended December 31, 2000
                                                                -------------------------------     -------------------------------
                                                                       INCREASE/(DECREASE)                 INCREASE/(DECREASE)
                                                                             Due to                              Due to
                                                                -------------------------------     -------------------------------
                                                                Total Net                           Total Net
                                                                 Change     Volume       Rate        Change     Volume       Rate
                                                                --------    -------     -------     --------    -------     -------
                                                                                       (Dollars in thousands)
Interest income:
Interest-bearing deposits with banks .......................    $  (349)    $  (190)    $  (159)    $   159     $   365     $  (206)
Taxable securities .........................................     (1,276)         68      (1,344)     (1,137)       (584)       (553)
Tax-exempt securities ......................................         69         104         (35)         66          88         (22)
Total loans and fees .......................................     (2,578)      1,859      (4,437)       (230)      1,194      (1,424)
FHLB stock .................................................       (109)          5        (114)        (51)          8         (59)
                                                                -------     -------     -------     -------     -------     -------

Total increase (decrease) in interest income ...............     (4,243)      1,846      (6,089)     (1,193)      1,071      (2,264)

Interest expense:
Deposits ...................................................     (3,442)        915      (4,357)       (473)        701      (1,174)
Federal funds purchased and
   repurchase agreements ...................................       (385)         84        (469)       (470)        278        (748)
FHLB advances ..............................................        136         204         (68)       (326)       (296)        (30)
                                                                -------     -------     -------     -------     -------     -------

Total increase (decrease) in interest expense ..............     (3,691)      1,203      (4,894)     (1,269)        683      (1,952)
                                                                -------     -------     -------     -------     -------     -------

Increase (decrease) in net interest income .................    $  (552)    $   643     $(1,195)    $    76     $   388     $  (312)
                                                                =======     =======     =======     =======     =======     =======

Non-interest Income

Non-interest income was $3.2 million during 2002, $2.2 million during 2001, and $2.0 million during 2000. The substantial increase in non-interest income for 2002 was due to the increase in cash surrender value of life insurance and increases in gain on the sale of available for sale securities, service charges on deposit accounts, and gain on the sale of mortgage loans. The increase from 2000 to 2001 was primarily due to the same factors resulting in the 2002 increase, excluding the increase in cash surrender value of life insurance.

Table 4 provides a breakdown of the Company's non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

                                                                                                                    Percent
                                                                           Year Ended December 31,             Increase/(Decrease)
                                                                      --------------------------------      ------------------------
(Dollars in thousands)                                                 2002         2001         2000       2002/2001      2001/2000
                                                                      ------       ------       ------      ---------      ---------
Service charges on deposit accounts ...........................       $1,100       $  920       $  667           20%            38%
Commission income .............................................          330          599          657          (45)            (9)
Gain on sale of mortgage loans ................................          457          359          172           27            109
Loan servicing income, net of amortization ....................           96          101          121           (5)           (17)
Increase in cash surrender value of life insurance ............          514           --           --            *              *
Other .........................................................          152          176          100          (14)            76
                                                                      ------       ------       ------
   Subtotal ...................................................        2,649        2,155        1,717           23             26

Gain on sale of available for sale securities .................          511           31           --            *             *
Gain on sale of trading securities ............................           --           --          171            *             *
Gain on sale of premises and equipment ........................           --           --           86            *             *
                                                                      ------       ------       ------
   Total ......................................................       $3,160       $2,186       $1,974           45%            11%
                                                                      ======       ======       ======

* Less than 1% or not meaningful.

The increase in cash surrender value of life insurance was $514,000 for 2002. The Banks invested $10.0 million in life insurance on key employees to offset existing employee benefits expenses and because the tax-equivalent yields were better than alternative investments. The tax-equivalent yield on the life insurance investments was approximately 8.6% for 2002. The Company reduced its risk in relation to the life insurance purchase by spreading the total investment among three life insurance carriers rated AA or better by Standard & Poor's.

Gain on sale of available for sale securities increased $480,000 for 2001 to $511,000 for 2002. The Company sold securities during the year in response to specific cash needs as identified through its liquidity management process. The Company purchased securities during the year at times when cash on hand exceeded expected uses over a relatively short time horizon (30-90 days).

Service charges on deposit accounts increased 20% in 2002 to $1.1 million. The Company attributes the increase to the continued growth in core deposits and a new overdraft policy that was implemented in mid-2002. The increase in 2001 was primarily attributable to an increase in checking and savings accounts and a deposit fee schedule that was revised in mid-2000.

The market interest rate environment heavily influences revenue from mortgage banking activities. The increase in gain on sale of mortgage loans from 2001 to 2002 was due to the transfer from loans to loans held for sale and subsequent sale of $16.0 million of residential mortgage loans at the end of the second quarter of 2002. The generally lower interest rates of 2002 continued to spur refinancing activity as gains on the sale of mortgage loans continued to rise in 2002 compared with 2001. The increase in net gain on sale of mortgage loans from 2000 to 2001 reflected increased refinancing activity as mortgage interest rates fell over the period beginning in mid-2000. During 2002, the Company sold $35 million in residential mortgage loans into the secondary market as compared to $30 million in 2001.

Commission income declined from $599,000 in 2001 to $330,000 in 2002, a decrease of 45%. The Company attributes the decrease in commission income to reduced consumer confidence levels in relation to the volatile U.S. stock market that reduced the volume of transactions at Heritage Financial Services, a division of CBSI that sells non-bank investment products.

Non-interest Expense

Total non-interest expense increased by 17% to $10.9 million in 2002 compared to $9.4 million in 2001 as a result of increases in salaries and employee benefits, equipment, data processing, and other expenses. Non-interest expense increased from $8.8 million in 2000 to $9.4 million in 2001. The Company expects that non-interest expense will continue to increase through 2004 as it expands into the Louisville, Kentucky market through two or three additional banking offices.

Table 5 provides a breakdown of the Company's non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense

                                                                                                                    Percent
                                                                           Year Ended December 31,             Increase/(Decrease)
                                                                      --------------------------------      ------------------------
(Dollars in thousands)                                                 2002         2001         2000       2002/2001      2001/2000
                                                                      ------       ------       ------      ---------      ---------
Salaries and employee benefits ................................      $ 5,967      $ 5,207      $ 4,993           15%             4%
Occupancy .....................................................          823          844          741           (2)            14
Equipment .....................................................          871          602          472           45             28
Data processing ...............................................        1,106          916          988           21             (7)
Marketing and advertising .....................................          373          310          176           20             76
Other .........................................................        1,798        1,500        1,463           20              3
                                                                     -------      -------      -------
Total .........................................................      $10,938      $ 9,379      $ 8,833           17%             6%
                                                                     =======      =======      =======

Salaries and benefits, the largest component of non-interest expenses, rose by $760,000 to $6.0 million for 2002 as a result of additional employees to staff the Company's new banking offices. The Company attributes the increase from 2000 to 2001 to its initiatives to improve customer service as a new customer call center was established to field telephone inquiries from customers. Additionally, the Company experienced the full year impact of the 2000 increase in staffing levels in its operations areas which were increased to improve turnaround time on loans and increase the general level of customer service.

Occupancy expense decreased in 2002 from 2001 due to a banking center rehabilitation program initiated and completed during 2001. This program included repairs and maintenance and exterior improvements at most of the Company's banking centers. Banking center improvements were limited in 2002 as management sought to control non-interest expenses in response to a falling net interest margin.

Equipment expense increased during 2002 due to the Company's expansion of its banking offices with the opening of the two Wal-Mart branches and the Louisville loan production office. Equipment expense increased during 2001 as a result of the purchase of new check processing equipment, which provides the Company with the capacity to increase its total check processing volume without substantially increasing its labor costs. The equipment also allows the Company to return check images to its customers rather than the original checks.

Data processing expense increased during 2002 as the Company began offering Internet banking to its customers in the third quarter of 2001 and experienced the full-year impact of initiatives undertaken in 2001. Data processing expense declined during 2001 because of a charge of $180,000 in 2000 related to the conversion of CBKY to the same core data processor that CBSI utilizes. Excluding this charge, data processing expense increased by $108,000 during 2001 because of expenses related to interfacing new check processing equipment with the Company's core data processing systems and the implementation of a "data warehousing" computer software system (this system facilitates loan and deposit data analysis).

Marketing and advertising expense increased during 2002 and 2001 due to the additional expenses incurred as the Company promoted brand awareness and its retail banking activities.

Other non-interest expense increased during 2002 as a result of increased professional and legal fees due to various initiatives the Company has already implemented or will initiate in 2003, and increased miscellaneous expenses related to the opening of three new offices.

Financial Condition

Loan Portfolio

The Company experienced loan growth of 9.6% during 2002 as total loans increased $28.4 million to $325.4 million at December 31, 2002. Loan growth was particularly strong in the commercial business, real estate construction, and home equity portfolios as sustained lower interest rates in 2002 continued to have an impact on loan demand. Commercial mortgage loans decreased $9.0 million during 2002 to $67.8 million as principal payments on these loans exceeded demand for new loans of this type. The Company currently retains 10 and 15 year mortgage loans that it originates and sells substantially all 30 year conforming mortgage loans into the secondary market to reduce the interest rate risk of holding such assets should interest rates rise. At the end of 2002, the Company was servicing $30 million in mortgage loans for other investors compared to $31 million in 2001 and $41 million in 2000. The decline in the mortgage banking servicing portfolio from 2000 to 2002 resulted from management's decision to sell a majority of its loans on a servicing released basis, combined with loan principal repayments on loans held in the servicing portfolio.

The Company's lending activities remain primarily concentrated within its existing markets, and are principally comprised of loans secured by single-family residential housing developments, owner occupied manufacturing and retail facilities, general business assets, and single-family residential real estate. The Company emphasizes the acquisition of deposit relationships from new and existing commercial business and real estate loan clients.

Table 6 provides a breakdown of the Company's loans by category during the past five years.

Table 6 - Loans by Type

                                                            As of December 31,

(Dollars in thousands)                       2002       2001       2000       1999       1998
                                           --------   --------   --------   --------   --------
Real estate:
  Residential ..........................   $ 81,618   $ 81,249   $ 91,310   $ 93,632   $ 99,026
  Commercial ...........................     67,745     76,754     76,185     52,499     35,424
  Construction .........................     29,081     14,506      6,928      5,342      4,379
Commercial .............................    106,576     94,159     89,054     78,973     48,057
Home Equity ............................     29,595     19,818     14,017      7,344      6,760
Consumer ...............................     10,488     10,011     11,630      8,676      5,154
Loans secured by deposit accounts ......        345        563        999      1,275      2,048
                                           --------   --------   --------   --------   --------

Total loans ............................   $325,448   $297,060   $290,123   $247,741   $200,848
                                           ========   ========   ========   ========   ========

Table 7 illustrates the Company's fixed rate maturities and repricing frequency for the loan portfolio:

Table 7 - Selected Loan Distribution


                                                                         One        Over One        Over
As of December 31, 2002                                                 Year      Through Five      Five
(Dollars in thousands)                                    Total        Or Less        Years         Years
                                                        --------      --------      --------      --------
Fixed rate maturities ............................      $ 71,591      $  9,125      $ 17,884      $ 44,582
Variable rate repricing frequency ................       253,857       151,950        97,873         4,034
                                                        --------      --------      --------      --------

Total ............................................      $325,448      $161,075      $115,757      $ 48,616
                                                        ========      ========      ========      ========

Allowance and Provision for Loan Losses

Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered adequate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectibility of each Bank's loan portfolio. The provision for loan losses was $1,144,000 for the year ended December 31, 2002 as compared to $520,000 for 2001 and $1,197,000 for 2000. Net charge-offs were $360,000 during 2002 as compared to $359,000 and $69,000 for 2001 and 2000, respectively. Net charge-offs for 2002 were virtually unchanged from 2001 even though the Company experienced substantial loan growth and the general economic climate was unfavorable. Charge-offs for real estate loans increased significantly during 2002 but were substantially offset by a sizeable recovery on a loan previously charged off during 2002. There are some specific borrower situations, as evidenced by the increase in non-performing assets discussed later in this report, which may lead to future charge-offs.

The Company maintains the allowance for loan losses at a level that is sufficient to absorb credit losses inherent in its loan portfolio. Management determines the level of the allowance for loan losses based on its evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses. At December 31, 2002, the Company's allowance for loan losses totaled $3,814,000 as compared to $3,030,000 and $2,869,000 at December 31, 2001 and 2000, respectively.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events. Because of uncertainties intrinsic in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may differ from actual results.

Table 8 provides the Company's loans charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience


                                                                                      Year Ended in December 31,
                                                                   ---------------------------------------------------------------
(Dollars in thousands)                                               2002          2001          2000          1999          1998
                                                                   -------       -------       -------       -------       -------
Allowance for loan losses at beginning of year ...............     $ 3,030       $ 2,869       $ 1,741       $ 1,276       $ 1,014
Adjustment to conform pooled subsidiary's fiscal year end ....          --            --            --            --             8

Charge-offs:
   Residential real estate ...................................         (24)          (10)           --           (24)          (31)
   Commercial real estate ....................................        (297)         (254)           --            (3)           --
   Construction ..............................................          --            --            --            --            --
   Commercial business .......................................        (189)          (45)          (52)         (136)          (52)
   Home equity ...............................................          --           (15)           --            --            --
   Consumer ..................................................         (48)          (48)          (17)          (28)          (21)
                                                                   -------       -------       -------       -------       -------
     Total ...................................................        (558)         (372)          (69)         (191)         (104)
                                                                   -------       -------       -------       -------       -------
Recoveries:
   Residential real estate ...................................          --             2            --            --            --
   Commercial real estate ....................................         192             3            --            --            --
   Construction ..............................................          --            --            --            --            --
   Commercial business .......................................          --            --            --            --             3
   Home equity ...............................................          --            --            --            --             1
   Consumer ..................................................           6             8            --             2            --
                                                                   -------       -------       -------       -------       -------
     Total ...................................................         198            13            --             2             4
                                                                   -------       -------       -------       -------       -------
Net loan charge-offs .........................................        (360)         (359)          (69)         (189)         (100)
Provision for loan losses ....................................       1,144           520         1,197           654           354
                                                                   -------       -------       -------       -------       -------
Allowance for loan losses at end of year .....................     $ 3,814       $ 3,030       $ 2,869       $ 1,741       $ 1,276
                                                                   =======       =======       =======       =======       =======

Ratios:
   Allowance for loan losses to total loans ..................        1.17%         1.02%         0.99%         0.70%         0.64%
   Net loan charge-offs to average loans .....................        0.12          0.13          0.03          0.08          0.05
   Allowance for loan losses to non-performing loans .........         120           186           252           549           172

The following table depicts management's allocation of the allowance for loan losses by loan type during the last three years. Allowance funding and allocation is based on management's assessment of economic conditions, past loss experience, loan volume, past-due history and other factors. Since these factors and management's assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off. Loan losses are charged against the allowance when management deems a loan uncollectible.

Table 9 - Management's Allocation of the Allowance for Loan Losses


                                                                         As of December 31,
                                   ------------------------------------------------------------------------------------------------
                                               2002                             2001                              2000
                                   ----------------------------      ----------------------------      ----------------------------
                                                Percent of Loans                  Percent of Loans                  Percent of Loans
(Dollars in thousands)             Allowance     to Total Loans      Allowance     to Total Loans      Allowance     to Total Loans
                                   ---------     --------------      ---------     --------------      ---------     --------------
Residential real estate ......      $  319            25.1%           $  260            27.3%           $  217            31.5%
Commercial real estate .......       1,321            20.9             1,138            25.8               933            26.3
Construction .................          80             8.9                55             4.9                --             2.4
Commercial business ..........       1,764            32.7             1,301            31.7             1,472            30.7
Home equity ..................         224             9.1               150             6.7               122             4.8
Consumer .....................         106             3.3               126             3.6               125             4.3
                                    ------           -----            ------           -----            ------           -----
Total ........................      $3,814           100.0%           $3,030           100.0%           $2,869           100.0%
                                    ======           =====            ======           =====            ======           =====

Asset Quality

Loans (including impaired loans under Statement of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due 90 days or more as to principal or interest (180 days for residential real estate). When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Loans individually classified as impaired decreased from $1.9 million at December 31, 2001 to $1.7 million at December 31, 2002. Non-performing assets also include foreclosed real estate that has been acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs, and is actively marketed for sale.

Total non-performing loans increased from $1.6 million at December 31, 2001 to $3.2 million at December 31, 2002. These non-performing loans are primarily secured by real estate and, historically, the Company's interest in the real estate securing these loans has generally been adequate to limit the Company's exposure to significant loss. While management does not believe that the increase in non-performing assets indicates a significant decline in general asset quality, management's estimate of future credit losses (as evidenced by the current level of the Company's allowance for loan losses) is inherently uncertain and may differ from actual results.

Table 10 provides the Company's non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets


                                                                                   As of December 31,
                                                                 ------------------------------------------------------
(Dollars in thousands)                                            2002        2001        2000        1999        1998
                                                                 ------      ------      ------      ------      ------
Loans on non-accrual status (1) ............................     $3,171      $1,588      $1,052      $  145      $  470
Loans past due 90 days or more and still accruing ..........         --          39          86         172         267
                                                                 ------      ------      ------      ------      ------
Total non-performing loans .................................      3,171       1,627       1,138         317         737
Other real estate owned ....................................        630         560          --          13         200
                                                                 ------      ------      ------      ------      ------
Total non-performing assets ................................     $3,801      $2,187      $1,138      $  330      $  937
                                                                 ======      ======      ======      ======      ======

Percentage of non-performing loans to total loans ..........       0.97%       0.55%       0.39%       0.13%       0.37%
Percentage of non-performing assets to total loans .........       1.17        0.74        0.39        0.13        0.47

--------------------
(1) Impaired loans on non-accrual status are included in loans. See Note 3 to the consolidated financial statements for additional discussion on impaired loans.

Investment Securities

Table 11 sets forth the breakdown of the Company's securities portfolio for the past five years.

Table 11 - Securities Portfolio


                                                                                  December 31,
                                                          ------------------------------------------------------------
(Dollars in thousands)                                      2002         2001         2000         1999         1998
                                                          --------     --------     --------     --------     --------
Securities Available for Sale:
  U.S. Government and federal agency ................     $  8,756     $ 27,089     $ 54,572     $     --     $     --
  Mortgage-backed ...................................       61,295       54,354       23,651        4,057          666
  State and municipal ...............................       13,040       10,707        7,219        2,371           --
  Corporate bonds ...................................        9,283        6,951          994           --           --
  Common stock ......................................           --           --           --           --          250
                                                          --------     --------     --------     --------     --------
        Total securities available for sale .........       92,374       99,101       86,436        6,428          916

Securities Held to Maturity:
  U.S. Government and federal agency ................           --           --           --       66,255       59,259
  Mortgage-backed ...................................           --           --           --       26,388       29,194
  State and municipal ...............................           --           --           --        4,256        3,329
  Corporate bonds ...................................           --           --           --        1,010           --
                                                          --------     --------     --------     --------     --------
        Total securities held to maturity ...........           --           --           --       97,909       91,782
                                                          --------     --------     --------     --------     --------
           Total ....................................     $ 92,374     $ 99,101     $ 86,436     $104,337     $ 92,698
                                                          ========     ========     ========     ========     ========

Table 12 sets forth the breakdown of the Company's investment securities available for sale by type and maturity as of December 31, 2002.

Table 12 - Investment Securities Available for Sale

                                                    As of December 31, 2002
                                              ----------------------------------
                                                                       Weighted
                                              Amortized                 Average
(Dollars in thousands)                          Cost      Fair Value   Yield (1)
                                              -------     ----------   ---------

U.S. Government and federal agency:
   Within one year .....................      $ 2,005      $ 2,034       4.02%
   Over one through five years .........        6,547        6,722       3.71
                                              -------      -------
Total U.S. Government and agency .......        8,552        8,756       3.78

State and municipal
   Over one through five years .........          105          109       5.05
   Over five through ten years .........        3,312        3,501       4.51
   Over ten years ......................        9,270        9,430       4.73
                                              -------      -------
Total state and municipal ..............       12,687       13,040       4.67

Corporate Bonds
   Within one year .....................        1,015        1,019       3.66
   Over one through five years .........          850          857       4.89
   Over ten years ......................        7,384        7,407       3.88
                                              -------      -------
Total corporate bonds ..................        9,249        9,283       3.93

Total mortgage-backed securities .......       60,209       61,295       4.21
                                              -------      -------

Total available for sale securities ....      $90,697      $92,374       4.21%
                                              =======      =======

(1)   Not tax equivalent basis for tax-exempt securities.

The investment portfolio primarily consists of U.S. Government and federal agency obligations, mortgage-backed securities, securities issued by states and municipalities, and corporate bonds. Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.

Securities available for sale decreased from $99.1 million at December 31, 2001 to $92.4 million at December 31, 2002 as the Company sold securities to fund loan growth. The Company has reallocated proceeds from the sales, maturities, and calls of U.S. Government and federal agency securities over the last two years into mortgage-backed, state and municipal, and corporate securities. Management reinvested the proceeds from the U.S. Government and federal agency securities in mortgage-backed securities to develop a cash flow stream that is better adapted to the Company's interest rate sensitivity profile. Mortgage-backed securities provide periodic cash flows and are subject to accelerated prepayments in times of declining interest rates. Securities available for sale have a weighted average life of 4.9 years.

Deposits

Total deposits were $289.8 million at December 31, 2002 compared to $255.9 million at December 31, 2001, an increase of 13.3%. Deposit growth was primarily due to the introduction of a money market account during 2001, which was priced competitively within its market areas. The Company reduced its money market rate at the end of the third quarter of 2002 in an effort to increase its net interest margin, consequently slowing the rate of growth in these accounts over the last quarter of 2002. The Company expects that it will again experience strong growth in money market deposits during 2003 as the Company expands its money market product line in early 2003. Total certificates of deposit declined 12.2% over the course of 2002 as management sought to reduce the reliance on higher-cost CD's by focusing on the opening of lower-cost transaction accounts. The Company is opening non-interest deposit accounts at a faster rate than in past years, but these accounts generally have low average balances and a large number of such accounts are required to substantially affect the total outstanding balance of such accounts

The Company anticipates that, based upon changes it made to its retail operations during late 2002, it will be able to attract a substantial amount of new non-interest bearing deposit accounts, which will have a positive affect on the Company's net interest margin. Some of the retail changes made in 2002 include a new retail incentive compensation plan, two new branches in Wal-Mart Supercenters, a free business checking account and increased marketing efforts promoting lower-cost transaction accounts.

Table 13 provides a profile of the Company's deposits during the past five years.

Table 13 - Deposits


                                                                                                December 31,
                                                                        ------------------------------------------------------------
(Dollars in thousands)                                                    2002         2001         2000         1999         1998
                                                                        --------     --------     --------     --------     --------
Demand (NOW) ......................................................     $ 38,008     $ 43,378     $ 46,945     $ 41,523     $ 31,908
Money market accounts .............................................       74,448       10,782           --           --           --
Savings ...........................................................       30,656       45,897       41,853       41,552       36,066
Individual retirement accounts-savings ............................          338          377          379          442          549
Individual retirement accounts-certificates of deposit ............       16,173       15,035       13,636       13,014       14,709
Certificates of deposit, $100,000 and over ........................       28,048       39,030       45,870       27,249       21,426
Other certificates of deposit .....................................       76,369       81,277       86,236       85,725       89,394
                                                                        --------     --------     --------     --------     --------

Total interest bearing deposits ...................................      264,040      235,776      234,919      209,505      194,052
Total non-interest bearing deposits ...............................       25,790       20,116       23,303       16,968       18,815
                                                                        --------     --------     --------     --------     --------

Total .............................................................     $289,830     $255,892     $258,222     $226,473     $212,867
                                                                        ========     ========     ========     ========     ========

Federal Funds Purchased and Repurchase Agreements

The Company's short-term borrowings consist of repurchase agreements and federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions. While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase. Short-term borrowings decreased $2.7 million from $39.1 December 31, 2001 to $36.4 million at December 31, 2002.

Federal Home Loan Bank Advances

FHLB advances increased from $89.0 million at December 31, 2001 to $92.7 million at December 31, 2002. These advances principally consist of putable (or convertible) instruments that give the FHLB the option quarterly to put the advance back to the Banks, at which time the Banks can prepay the advance without penalty or can allow the advance to adjust to three-month Libor (London Interbank Offer Rate). In calculations provided by the FHLB to the Company, three month Libor would have to rise by more than 300 basis points from December 31, 2002 levels before the FHLB would exercise its put option. These advances have various maturities through 2010. See Note 7 to the consolidated financial statements for additional information. The Company does not anticipate that it will enter into putable advances for the foreseeable future, but instead may use fixed rate advances to fund balance sheet growth as needed.

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Banks' primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquidity management is both a daily and long term function of business management. If the Banks require funds beyond those generated internally, as of December 31, 2002 the Banks have $14 million in additional capacity under their borrowing agreements with the FHLB and approximately $13 million from other correspondent financial institutions that provide additional sources of funds. The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Capital

Total Company capital increased $932,000 during 2002 to $43.3 million, primarily due to net income earned and other comprehensive income related to the increase in value of available for sale securities and the interest rate swap into which the Company entered in August 2002. Offsetting these increases to capital were dividends per share of $0.58 and an increase in treasury stock of $1.5 million during 2002 as the Company continued to actively repurchase shares of its common stock in the open market.

The Company has actively been repurchasing shares of its common stock since May 21, 1999. A net total of 326,096 shares at cost of $5.1 million have been repurchased since that time under both the current and prior repurchase plans, with 96,007 shares at a cost of $1,596,000 purchased in 2002. The Company's Board of Directors authorized another share repurchase plan in May 2001 under which a maximum of $3.0 million of the Company's common stock may be purchased. Through December 31, 2002, a total of $2.2 million had been expended to purchase 133,507 shares under the current repurchase plan.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions. The Company and its subsidiary Banks continue to exceed the regulatory requirements for Tier I, Tier I leverage and Total risk-based capital ratios. See Note 11 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company currently contracts with an independent third party consulting firm to measure its interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up and 100 basis points down within the model to estimate their combined effects on net interest income over a one-year horizon. Interest rate movements are spread equally over the forecast period of one year. Previously, the Company applied instantaneous interest rate movements within its internal model. The Company feels that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. The Company does not project growth in amounts for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. The Company believes that the changes made to its interest rate risk measurement process have improved the accuracy of results of the process. Consequently, the Company believes that it has better information on which to base asset and liability allocation decisions going forward.

Assumptions based on the historical behavior of the Company's deposit rates and balances in relation to changes in interest rates are incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. The Company continually monitors and updates the assumptions as new information becomes available. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, and actual variations from the managerial assumptions utilized under the model, as well as changes in market conditions and the application and timing of various management strategies.

Given a gradual 200 basis point increase in the projected yield curve used in the simulation model, it is estimated that as of December 31, 2002 the Company's net interest income would decrease by an estimated 3.0% over the one year forecast horizon. The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; the Company can minimize the reduction in net interest income in a period of rising interest rates to the extent that it can resist raising deposit rates during this period. Given a gradual 100 basis point decrease in the projected yield curve used in the simulation model, it is estimated that as of December 31, 2002 the Company's net interest income would decrease by an estimated 1.1% over the one year forecast horizon. In a falling interest rate environment, the Company's assets would continue to reprice downward while much of its liabilities have effectively reached their interest rate floors. The Company continues to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future.

Table 14 illustrates the Company's estimated annualized earnings sensitivity profile based on the asset/liability model as of year-end 2002:

Table 14 - Interest Rate Sensitivity For 2002

                                            Gradual                                 Gradual
                                            Decrease                               Increase
                                          In Interest                             In Interest
                                          Rates of 100                            Rates of 200
(Dollars in thousands)                    Basis Points           BASE             Basis Points
                                          ------------           ----            ------------
Projected interest income:
   Loans..................................$    21,357         $    21,744         $    22,508
   Investments............................      3,203               3,340               3,608
   Short-term investments.................        431                 442                 466
                                          -----------         -----------         -----------
Total interest income.....................     24,991              25,526              26,582

Projected interest expense:
   Deposits...............................      5,640               5,814               6,826
   Other borrowings.......................      5,332               5,533               6,004
                                          -----------         -----------         -----------
Total interest expense....................     10,972              11,347              12,830
                                          -----------         -----------         -----------

Net interest income.......................$    14,019         $    14,179         $    13,752
                                          ===========         ===========         ===========

Change from base..........................$      (160)                            $      (427)
% Change from base........................       (1.1)%                                  (3.0)%


Table 15 illustrates the Company's estimated annualized earnings sensitivity profile based on the asset/liability model as of year-end 2001:

Table 15 - Interest Rate Sensitivity For 2001

                                                Decrease in Rates                          Increase in Rates
                                                -----------------                          -----------------
                                               200            100                            100            200
(Dollars in thousands)                    Basis Points    Basis Points       BASE        Basis Points   Basis Points
                                          ------------    ------------       ----        ------------  ------------
Projected interest income:
   Loans...................................$   18,438       $ 19,736       $  20,951      $  22,071      $  23,164
   Investments.............................     4,673          5,052           5,368          5,612          5,824
   Short-term investments..................         4             14              24             43             61
                                           ----------       --------       ---------      ---------      ---------
Total interest income......................    23,115         24,802          26,343         27,726         29,049

Projected interest expense::
   Deposits................................     4,762          5,373           6,559          8,060          9,406
   Other borrowings........................     5,487          5,635           5,783          6,107          6,488
                                           ----------       --------       ---------      ---------      ---------
Total interest expense.....................    10,249         11,008          12,342         14,167         15,894
                                           ----------       --------       ---------      ---------      ---------

Net interest income........................$   12,866       $ 13,794       $  14,001      $  13,559      $  13,155
                                           ==========       ========       =========      =========      =========

Change from base...........................$   (1,135)      $   (207)                     $    (442)     $    (846)
% Change from base.........................      (8.1)%         (1.5)%                         (3.2)%         (6.0)%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                               New Albany, Indiana

                              FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000

                                    CONTENTS

REPORT OF INDEPENDENT AUDITORS...........................................................................     22

REPORT OF INDEPENDENT AUDITORS...........................................................................     23

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS.........................................................................     24

     CONSOLIDATED STATEMENTS OF INCOME...................................................................     25

     CONSOLIDATED STATEMENTS OF CHANGES IN
       SHAREHOLDERS' EQUITY..............................................................................     26

     CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................................     28

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................................     30


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Community Bank Shares of Indiana, Inc.
New Albany, Indiana

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank Shares of Indiana, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                          Crowe, Chizek and Company LLP

Louisville, Kentucky
January 31, 2003

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Community Bank Shares of Indiana, Inc.
New Albany, Indiana

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Community Bank Shares of Indiana, Inc. and Subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Community Bank Shares of Indiana, Inc. and Subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for debt securities in 2000 in accordance with the provisions of Statement of Financial Accounting Standards No. 133.

Monroe Shine

New Albany, Indiana
January 27, 2001

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   December 31
                      (In thousands, except share amounts)

----------------------------------------------------------------------------------
                                                               2002        2001
                                                               ----        ----
ASSETS
Cash and due from banks                                     $   6,631    $   8,442
Interest-bearing deposits in other financial institutions         950        2,657
Securities available for sale, at fair value                   92,374       99,101
Loans held for sale                                             9,230        1,401
Loans, net                                                    321,634      294,030
Federal Home Loan Bank stock, at cost                           7,700        7,658
Accrued interest receivable                                     1,967        2,375
Premises and equipment, net                                    11,324       11,216
Cash surrender value life insurance                            10,514           --
Other assets                                                    3,225        2,736
                                                            ---------    ---------
                                                            $ 465,549    $ 429,616
                                                            =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                   $  25,790    $  20,116
     Interest bearing                                         264,040      235,776
                                                            ---------    ---------
         Total deposits                                       289,830      255,892
Short-term borrowings                                          36,393       39,075
Federal Home Loan Bank advances                                92,700       89,000
Accrued interest payable                                          337          338
Other liabilities                                               2,992        2,946
                                                            ---------    ---------
     Total liabilities                                        422,252      387,251

Shareholders' equity
     Preferred stock, without par value;
       5,000,000 shares authorized; none issued                    --           --
     Common stock, $.10 par value per share
       10,000,000 shares authorized;
       2,728,298 shares issued; 2,394,545 and
       2,475,894 shares outstanding                               273          273
     Additional paid-in capital                                19,533       19,513
     Retained earnings                                         27,373       26,653
     Accumulated other comprehensive income (loss)              1,332         (259)
     Unearned ESOP and performance share awards
       (2002 - 7,657, 2001 - 13,713)                              (80)        (143)
     Treasury stock, at cost (2002 - 326,096 shares,
       2001 - 238,691 shares)                                  (5,134)      (3,672)
                                                            ---------    ---------
         Total shareholders' equity                            43,297       42,365
                                                            ---------    ---------
                                                            $ 465,549    $ 429,616
                                                            =========    =========


                        CONSOLIDATED STATEMENTS OF INCOME
                             Years ended December 31
                    (In thousands, except per share amounts)

---------------------------------------------------------------------------------------------
                                                                   2002      2001      2000
                                                                   ----      ----      ----
Interest and dividend income
     Loans, including fees                                       $20,278   $22,856   $ 23,086
     Securities:  taxable                                          3,698     4,974      5,970
                  tax exempt                                         500       431        365
     Federal Home Loan Bank dividends                                452       561        612
     Interest-bearing deposits in other financial institutions       124       473        314
     Trading account securities                                       --        --        141
                                                                 -------   -------   --------
                                                                  25,052    29,295     30,488
Interest expense
     Deposits                                                      7,539    10,981     11,454
     Federal Home Loan Bank advances                               5,461     5,325      5,651
     Short-term borrowings                                           354       739      1,209
                                                                 -------   -------   --------
                                                                  13,354    17,045     18,314
                                                                 -------   -------   --------
Net interest income                                               11,698    12,250     12,174
Provision for loan losses                                          1,144       520      1,197
                                                                 -------   -------   --------
Net interest income after provision for loan losses               10,554    11,730     10,977
Noninterest income
     Service charges on deposit accounts                           1,100       920        667
     Commission income                                               330       599        657
     Gain on sale of available for sale securities                   511        31         --
     Gain on trading securities                                       --        --        171
     Gain on sale of mortgage loans                                  457       359        172
     Gain on sale of premises and equipment                           --        --         86
     Loan servicing income, net of amortization                       96       101        121
     Increase in cash surrender value of life insurance              514        --         --
     Other                                                           152       176        100
                                                                 -------   -------   --------
                                                                   3,160     2,186      1,974
Noninterest expense
     Salaries and employee benefits                                5,967     5,207      4,993
     Occupancy                                                       823       844        741
     Equipment                                                       871       602        472
     Data processing                                               1,106       916        988
     Marketing and advertising                                       373       310        176
     Other                                                         1,798     1,500      1,463
                                                                 -------   -------   --------
                                                                  10,938     9,379      8,833
                                                                 -------   -------   --------
Income before income taxes and cumulative
  effect of change in accounting principle                         2,776     4,537      4,118
Income tax expense                                                   650     1,582      1,267
                                                                 -------   -------   --------
Income before cumulative effect of
  change in accounting principle                                   2,126     2,955      2,851
Cumulative effect of change in accounting
  principle, net of income tax                                        --        --       (172)
                                                                 -------   -------   --------
Net income                                                       $ 2,126   $ 2,955   $  2,679
                                                                 =======   =======   ========
Earnings per share:
     Basic                                                       $  0.87   $  1.18   $   1.05
     Diluted                                                     $  0.87   $  1.18   $   1.05


                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years ended December 31

--------------------------------------------------------------------------------------------------------------

                                                           Common Stock            Additional
                                                      Shares                         Paid-In          Retained
                                                   Outstanding        Amount         Capital          Earnings
                                                   -----------        ------         -------          --------
                                                                            (In thousands)
Balance at January 1, 2000                             2,617           $273          $19,472          $ 23,859

Comprehensive income:
    Net income                                            --             --               --             2,679
    Change in net unrealized gain (loss) on
      securities available for sale, net of
      reclassification and tax effects                    --             --               --                --
    Cumulative effect of change in
      accounting principle, net of tax                    --             --               --                --

       Total comprehensive income

Cash dividends declared ($.54 per share)                  --             --               --            (1,374)
Purchase of 108,600 shares treasury stock               (109)            --               --                --
Forfeiture of 1,200 performance share awards              --             --               --                --
Vesting of 2,900 performance share awards                  3             --               --                --
Commitment of 5,756 shares to be released
    under ESOP                                             6             --               19                --
                                                      ------           ----          -------          --------
Balance at December 31, 2000                           2,517           $273          $19,491          $ 25,164

Comprehensive income:
    Net income                                            --             --               --             2,955
    Change in net unrealized gain (loss) on
      securities available for sale, net of
      reclassification and tax effects                    --             --               --                --
    Change in minimum pension liability,
      net of tax effects                                  --             --               --                --

       Total comprehensive income

                                                    Accumulated
                                                       Other          Unearned
                                                   Comprehensive      ESOP and                             Total
                                                       Income        Performance       Treasury         Shareholders'
                                                       (Loss)        Share Awards        Stock             Equity
                                                       ------        ------------        -----             ------
                                                                               (In thousands)
Balance at January 1, 2000                            $  (232)          $(339)          $(1,403)          $ 41,630

Comprehensive income:
    Net income                                             --              --                --              2,679
    Change in net unrealized gain (loss) on
      securities available for sale, net of
      reclassification and tax effects                  2,039              --                --              2,039
    Cumulative effect of change in
      accounting principle, net of tax                 (2,661)             --                --             (2,661)
                                                                                                          --------
       Total comprehensive income                                                                            2,057
                                                                                                          --------
Cash dividends declared ($.54 per share)                   --              --                --             (1,374)
Purchase of 108,600 shares treasury stock                  --              --            (1,550)            (1,550)
Forfeiture of 1,200 performance share awards               --              13               (13)                --
Vesting of 2,900 performance share awards                  --              46                --                 46
Commitment of 5,756 shares to be released
    under ESOP                                             --              60                --                 79
                                                      -------           -----           -------           --------
Balance at December 31, 2000                          $  (854)          $(220)          $(2,966)          $ 40,888

Comprehensive income:
    Net income                                             --              --                --              2,955
    Change in net unrealized gain (loss) on
      securities available for sale, net of
      reclassification and tax effects                    747              --                --                747
    Change in minimum pension liability,
      net of tax effects                                 (152)             --                --               (152)
                                                                                                          --------
       Total comprehensive income                                                                            3,550


                                   (Continued)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years ended December 31

---------------------------------------------------------------------------------------------------------------------
                                                              Common Stock               Additional
                                                           Shares                          Paid-In           Retained
                                                        Outstanding        Amount          Capital           Earnings
                                                        -----------        ------         -------            --------
                                                                          (In thousands)
Cash dividends declared ($.58 per share)                       --             --                --             (1,466)
Purchase of 48,500 shares treasury stock                      (49)            --                --                 --
Vesting of 2,300 performance share awards                       2             --                --                 --
Commitment of 5,531 shares to be released
    under ESOP                                                  6             --                22                 --
                                                            -----           ----          --------           --------
Balance at December 31, 2001                                2,476            273            19,513             26,653

Comprehensive income:
    Net income                                                 --             --                --              2,126
    Change in net unrealized gain (loss) on
      securities available for sale, net of
      reclassification and tax effects                         --             --                --                 --
    Change in unrealized gains (losses),
       interest rate swap net of reclassification
       and tax effects                                         --             --                --                 --
    Change in minimum pension liability,
      net of tax effects                                       --             --                --                 --

       Total comprehensive income
Cash dividends declared ($.58 per share)                       --             --                --             (1,406)
Purchase of 96,007 shares treasury stock                      (96)            --                --                 --
Vesting of 300 performance share awards                        --             --                --                 --
Stock options exercised 8,602 shares                            9             --               (14)                --
Commitment of 5,756 shares to be released
    under ESOP                                                  5             --                34                 --
                                                            -----           ----          --------           --------
Balance at December 31, 2002                                2,394           $273          $ 19,533           $ 27,373
                                                            =====           ====          ========           ========

                                                         Accumulated
                                                            Other          Unearned
                                                        Comprehensive      ESOP and                              Total
                                                            Income        Performance       Treasury         Shareholders'
                                                            (Loss)        Share Awards        Stock             Equity
                                                            ------        ------------        -----             ------
                                                                                            (In thousands)
Cash dividends declared ($.58 per share)                        --              --                --             (1,466)
Purchase of 48,500 shares treasury stock                        --              --              (706)              (706)
Vesting of 2,300 performance share awards                       --              15                --                 15
Commitment of 5,531 shares to be released
    under ESOP                                                  --              62                --                 84
                                                           -------           -----           -------           --------
Balance at December 31, 2001                                  (259)           (143)           (3,672)            42,365

Comprehensive income:
    Net income                                                  --              --                --              2,126
    Change in net unrealized gain (loss) on
      securities available for sale, net of
      reclassification and tax effects                       1,213              --                --              1,213
    Change in unrealized gains (losses),
       interest rate swap net of reclassification
       and tax effects                                         455              --                --                455
    Change in minimum pension liability,
      net of tax effects                                       (77)             --                --                (77)
                                                                                                               --------
       Total comprehensive income                            3,717
Cash dividends declared ($.58 per share)                        --              --                --             (1,406)
Purchase of 96,007 shares treasury stock                        --              --            (1,596)            (1,596)
Vesting of 300 performance share awards                         --               2                --                  2
Stock options exercised 8,602 shares                            --              --               134                120
Commitment of 5,756 shares to be released
    under ESOP                                                  --              61                --                 95
                                                           -------           -----           -------           --------
Balance at December 31, 2002                               $ 1,332           $ (80)          $(5,134)          $ 43,297
                                                           =======           =====           =======           ========


                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended December 31
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                       2002               2001               2000
                                                                       ----               ----               ----
Cash flows from operating activities
     Net income                                                      $  2,126           $  2,955           $  2,679
     Adjustments to reconcile net income to
       net cash from operating activities
         Proceeds from sale of trading securities                          --                 --             10,084
         Provision for loan losses                                      1,144                520              1,197
         Depreciation                                                   1,008                780                644
         Net amortization (accretion) of securities                       825                289                (10)
         Gain on sale of available for sale securities                   (511)               (31)                --
         Mortgage loans originated for sale                           (26,512)           (29,780)           (15,931)
         Proceeds from mortgage loan sales                             35,174             29,343             16,103
         Gain on sales of mortgage loans                                 (457)              (359)              (172)
         Increase in cash surrender value of life insurance              (514)                --                 --
         Federal Home Loan Bank stock dividends                           (42)               (57)               (56)
         Gain on sale of premises and equipment                            --                 --                (86)
         ESOP and performance share award expense                          95                 99                125
         Net change in
            Accrued interest receivable                                   408                765               (344)
            Accrued interest payable                                       (1)              (106)                61
            Other assets                                                  864               (205)              (792)
            Other liabilities                                            (943)               491                831
                                                                     --------           --------           --------
                Net cash from operating activities                     12,664              4,704             14,333

Cash flows from investing activities
     Net decrease in interest-bearing deposits                          1,707              2,973                137
     Activity in available for sale securities
         Sales                                                         33,994              7,762                 --
         Purchases                                                    (52,066)           (81,144)              (275)
         Maturities, prepayments and calls                             26,339             61,694              1,555
     Activity in held to maturity securities
         Maturities, prepayments and calls                                 --                 --              5,421
     Loan originations and payments, net                              (45,047)            (7,856)           (42,738)
     Purchase of Federal Home Loan Bank stock                              --                 --               (183)
     Purchase of premises and equipment, net                           (1,116)            (1,705)            (1,396)
     Investment in cash surrender value of life insurance             (10,000)                --                 --
                                                                     --------           --------           --------
         Net cash from investing activities                           (46,189)           (18,276)           (37,479)


                                   (Continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended December 31
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                               2002               2001               2000
                                                               ----               ----               ----
Cash flows from financing activities
     Net change in deposits                                  $ 33,938           $ (2,330)          $ 31,749
     Net change in short-term borrowings                       (2,682)            16,528             (5,635)
     Proceeds from Federal Home Loan Bank advances             15,700              7,000             81,200
     Repayment of advances from Federal
       Home Loan Bank                                         (12,000)            (9,800)           (75,650)
     Exercise of stock options                                    120                 --                 --
     Purchase of treasury stock                                (1,596)              (706)            (1,550)
     Cash dividends paid                                       (1,766)            (1,483)            (1,411)
                                                             --------           --------           --------
         Net cash from financing activities                    31,714              9,209             28,703
                                                             --------           --------           --------
Net change in cash and due from banks                          (1,811)            (4,363)             5,557
Cash and due from banks at beginning
  of year                                                       8,442             12,805              7,248
                                                             --------           --------           --------
Cash and due from banks at end of year                       $  6,631           $  8,442           $ 12,805
                                                             ========           ========           ========
Supplemental cash flow information:
     Interest paid                                           $ 13,355           $ 17,151           $ 18,175
     Income taxes paid                                            354              1,800              2,011

Supplemental noncash disclosures:
     Transfers from loans to loans held for sale               16,034                 --                 --
     Transfers from loans to foreclosed real estate               215                560                 --
     Transfers from loans to repossessed assets                    50                 --                 --
     Transfers of securities from held to
       maturity to trading account                                 --                 --             10,311
     Transfers of securities from held to
       maturity to available for sale                              --                 --             81,911
     Loan originated to facilitate the
       sale of premises and equipment                              --                 --                300


                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations: The consolidated financial statements include Community Bank Shares of Indiana, Inc. and its wholly owned subsidiaries, Community Bank of Southern Indiana (Community Bank), Heritage Bank of Southern Indiana (Heritage Bank), and Community Bank of Kentucky (CB Kentucky), collectively referred to as "the Company". Effective March 1, 2002, Heritage Bank of Southern Indiana dissolved their charter and all accounts were combined with Community Bank of Southern Indiana, having no affect on the consolidated entity. Intercompany balances and transactions are eliminated in consolidation.

The Banks provide financial services through their ten offices in Southern Indiana and four in Kentucky. The Banks' primary deposit products are checking, savings, and term certificate accounts, and their primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities less than 90 days, and federal funds sold. Net cash flows are reported for interest-bearing deposits in other financial institutions, loans, deposits, and short-term borrowings.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Other securities, such as Federal Home Loan Bank stock, are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Company enters "best efforts" agreements to sell loans. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts.

On July 1, 2002, the Company became subject to new accounting guidance for certain commitments to originate loans. The new guidance requires loan commitments related to the origination of mortgage loans held for sale to be accounted for as derivative instruments. The Company's commitments are for fixed rate mortgage loans, generally lasting 60 days and are at market rates when initiated. Considered derivatives, the Company had commitments to originate $2.3 million in loans at December 31, 2002 which it intends to sell after the loans are closed. The impact of adopting this guidance was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent. Consumer loans are typically charged-off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogenous loans, such as consumer and residential real estate, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 7 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from 2 to 10 years.

Servicing Assets: Servicing assets represent the allocated value of retained servicing rights on loans sold. Servicing assets are capitalized in other assets and expensed into other income against service fee income in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Foreclosed assets amounted to $630,000 and $560,000 at year-end 2002 and 2001 and are included in other assets in the consolidated balance sheets.

Repurchase Agreements: Repurchase agreement liabilities, included in short-term borrowings, represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Benefit Plans: Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized. A minimum pension liability is separately recorded with an offset to other comprehensive income to the extent the plan's current liability, if in excess of the plan's assets, is not otherwise recorded. Profit sharing and 401k plan expense is the amount contributed determined by formula.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                     2002         2001          2000
                                                     ----         ----          ----
                                                             (In thousands,
                                                        except per share amounts)
Net income as reported                            $   2,126     $   2,955     $   2,679
Less:  Stock-based compensation expense
     determined under fair value based method            79            87           136
                                                  ---------     ---------     ---------
Pro forma net income                              $   2,047     $   2,868     $   2,543
                                                  =========     =========     =========

Basic earnings per share as reported              $    0.87     $    1.18     $    1.05
Pro forma basic earnings per share                     0.84          1.15          1.00

Diluted earnings per share as reported                 0.87          1.18          1.05
Pro forma diluted earnings per share                   0.84          1.15          1.00


The weighted-average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing pro forma disclosures are as follows:

                                     2002        2001        2000
                                     ----        ----        ----
                                        (Dollars in thousands)
Risk-free interest rate               4.21%       4.85%       6.60%
Expected option life                10 years    10 years    10 years
Expected stock price volatility      24.67%      26.70%      10.62%
Expected dividend yield               3.60%       3.74%       3.90%
Estimated fair value per share      $ 3.65      $ 3.89      $ 2.50


                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP, but not yet committed to be released or allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Off Balance Sheet Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer-financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Derivatives: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unallocated. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income, recognized as separate components of equity, includes changes in the following items: unrealized gains and losses on securities available for sale, unrealized gains and losses on interest rate swaps, and a minimum pension liability.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are currently such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $2.1 million and $1.2 million was required to meet regulatory reserve and clearing requirements at year-end 2002 and 2001. These balances do not earn interest.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders, as more fully described in a separate note.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Cumulative Effect of Change in Accounting Principle: On October 1, 2000, the Company adopted SFAS No. 133 and, as permitted by the standard, transferred securities with an amortized cost of $10.3 million from held to maturity into trading. The cumulative effect of change net of tax was to decrease net income for 2000 by $172,000 ($.07 per share, basic; $.06 per share, diluted). The Company also transferred the remaining held to maturity portfolio with an amortized cost of $81.9 million to the available for sale category. The cumulative effect of this change, net of tax, was to decrease accumulated other comprehensive income by $2.7 million.

New Accounting Pronouncements: On July 1, 2002, the Company became subject to new accounting guidance for certain commitments to originate loans as described in "Mortgage Banking Activities."

Effective in 2002, a new accounting standard relating to changes in accounting for business combinations and intangible assets resulted in no effect to the Company since there are no intangible assets included on the balance sheet nor any recent acquisitions by the Company.

New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

Reclassifications: Some items in the prior years' financial statements were reclassified to conform to the current presentation.

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

                                                               Gross          Gross
                                            Amortized       Unrealized      Unrealized          Fair
                                               Cost            Gains          Losses            Value
                                                                  (In thousands)
2002
    U. S. Government and federal agency      $ 8,552          $  204          $  --           $ 8,756
    State and municipal                       12,687             391            (38)           13,040
    Mortgaged-backed                          60,209           1,109            (23)           61,295
    Corporate bonds                            9,249              34             --             9,283
                                             -------          ------          -----           -------
       Total                                 $90,697          $1,738          $ (61)          $92,374
                                             =======          ======          =====           =======
2001
    U. S. Government and federal agency      $27,023          $  232          $(166)          $27,089
    State and municipal                       10,838              94           (225)           10,707
    Mortgaged-backed                          54,467             327           (440)           54,354
    Corporate bonds                            6,950              32            (31)            6,951
                                             -------          ------          -----           -------
       Total                                 $99,278          $  685          $(862)          $99,101
                                             =======          ======          =====           =======


                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (Continued)

Sales of available for sale securities were as follows.

                         2002          2001         2000
                         ----          ----         ----
                                 (In thousands)
      Proceeds         $ 33,994      $ 7,762      $    --
      Gross gains           540           50           --
      Gross losses          (29)         (19)          --


Contractual maturities of available for sale securities at year-end 2002 were as follows. Mortgage-backed securities which do not have a single maturity date are shown separately.

                                    Amortized     Fair
                                       Cost       Value
                                       ----       -----
                                        (In thousands)
      Due in one year or less        $ 3,020     $ 3,053
      Due from one to five years       7,502       7,688
      Due from five to ten years       3,312       3,501
      Due after ten years             16,654      16,837
      Mortgage-backed                 60,209      61,295
                                     -------     -------
         Total                       $90,697     $92,374
                                     =======     =======


Securities pledged at year-end 2002 and 2001 had a carrying amount of $70.5 million and $75.5 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

NOTE 3 - LOANS

Loans at year-end were as follows.

                                               2002           2001
                                               ----           ----
                                                 (In thousands)
      Commercial                            $ 106,576      $  94,159
      Mortgage loans on real estate
          Residential                          81,618         81,249
          Commercial                           67,745         76,754
          Construction                         29,081         14,506
      Home equity                              29,595         19,818
      Loans secured by deposit accounts           345            563
      Consumer                                 10,488         10,011
                                            ---------      ---------
               Subtotal                       325,448        297,060
      Less: Allowance for loan losses          (3,814)        (3,030)
                                            ---------      ---------
      Loans, net                            $ 321,634      $ 294,030
                                            =========      =========


                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

During 2002 and 2001, substantially all of the Company's residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

Activity in the allowance for loan losses was as follows.

                                      2002        2001         2000
                                      ----        ----         ----
                                             (In thousands)
      Beginning balance             $ 3,030      $ 2,869      $ 1,741
      Provision for loan losses       1,144          520        1,197
      Loans charged-off                (558)        (372)         (69)
      Recoveries                        198           13           --
                                    -------      -------      -------
      Ending balance                $ 3,814      $ 3,030      $ 2,869
                                    =======      =======      =======


Information about impaired loans is presented below. There were no impaired loans for the periods presented without an allowance allocation.

                                                                  2002       2001       2000
                                                                  ----       ----       ----
                                                                       (In thousands)
           Impaired loans at year-end                            $1,682     $1,854     $  985
           Amount of the allowance for loan losses allocated        527        369        189
           Average of impaired loans during the year              2,227      1,315        418
           Interest income recognized during impairment              26        184         17

      Nonperforming loans at year-end were as follows
           Loans past due over 90 days still on accrual          $   --     $   39     $   86
           Nonaccrual loans                                       3,171      1,588      1,052


Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

Loans and off-balance-sheet commitments (including commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates were as follows.

                                                 2002
                                             (In thousands)
      Beginning loans                          $ 26,977
      New loans                                  41,682
      Effect of changes in related parties       (6,199)
      Repayments                                (32,899)
                                               --------
      Ending loans                             $ 29,561
                                               ========


                                          2002       2001
                                          ----       ----
                                          (In thousands)
      Off-balance-sheet commitments     $10,363     $9,841


Mortgage loans serviced for others are not included in the balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $30.0 million and $31.0 million at year-end 2002 and 2001. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in non-interest bearing deposits, were approximately $299,000 and $388,000 at year-end 2002 and 2001. Servicing assets related to these loans, included in other assets, were $207,000 and $109,000 at year-end 2002 and 2001.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

                                              2002          2001
                                              ----          ----
                                                (In thousands)
      Land and land improvements            $  1,263      $  1,272
      Buildings                                9,623         9,384
      Furniture, fixtures and equipment        4,710         4,040
                                            --------      --------
                                              15,596        14,696
      Less:  Accumulated depreciation         (4,272)       (3,480)
                                            --------      --------
                                            $ 11,324      $ 11,216
                                            ========      ========


Rent expense was $83,000, $38,000, and $30,000 for 2002, 2001, and 2000,
respectively. Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

            2003                     $  154
            2004                        147
            2005                        147
            2006                        147
            2007                        158
            Thereafter                1,084


NOTE 5 - DEPOSITS

Time deposits of $100,000 or more were $28.0 million and $39.0 million at year-end 2002 and 2001.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows.

            2003                     $60,112
            2004                      31,305
            2005                      12,439
            2006                       4,144
            Thereafter                12,588


Deposits from principal officers, directors and their affiliates at year-end 2002 and 2001 were approximately $7.5 million and $6.9 million.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings consist of retail repurchase agreements representing overnight borrowings from deposit customers, effectively deposit equivalents, and federal funds purchased representing overnight borrowings from other financial institutions. The debt securities sold under the repurchase agreements were under the control of the subsidiary banks during 2002 and 2001.

Information concerning 2002 and 2001 repurchase agreements is summarized as follows.

                                                            2002                  2001
                                                            ----                  ----
                                                               (Dollars in thousands)
      Repurchase agreements at year-end
           Balance                                        $26,393                $23,475
           Weighted average interest rate                    0.59%                  1.35%
      Repurchase agreements during the year
           Average daily balance                          $27,966                $27,397
           Maximum month-end balance                       37,561                 35,721
           Weighted average interest rate                    1.04%                  3.45%


Federal funds purchased were $10.0 million and $15.6 million at December 31, 2002 and December 31, 2001, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

                                                      2002                                          2001
                                         --------------------------                     ---------------------------
                                         Weighted                                       Weighted
                                         Average                                         Average
                                           Rate              Amount                        Rate              Amount
                                           ----              ------                        ----              ------
                                                                   (Dollars in thousands)
      Fixed rate                           5.87%            $88,000                        5.81%            $86,000
      Variable rate                        1.33               4,700                        1.88               3,000
                                                            -------                                         -------
                                                            $92,700                                         $89,000
                                                            =======                                         =======


The advances were collateralized by first mortgage loans and commercial loans under a blanket lien arrangement and available for sale securities which were pledged as security under the agreement.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

The contractual maturities of advances outstanding as of December 31, 2002 are as follows.

                                    Fixed         Variable
                                    -----         --------
                                       (In thousands)
                      2003         $ 5,000         $4,700
                      2004          13,000             --
                      2008           2,000             --
                      2009          21,000             --
                      2010          47,000             --


The fixed rate advances consisted of $84.0 million in convertible advances. The FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty. There is a substantial penalty if the Company prepays the advances before FHLB exercises its right.

NOTE 8 - BENEFIT PLANS

Defined Benefit Plans: The Company sponsors a defined benefit pension plan. The benefits are based on years of service and the employees' highest average of total compensation for five consecutive years of employment. In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants.

A reconciliation of the projected benefit obligation and the value of plan assets follow.

                                                            2002           2001
                                                            ----           ----
                                                              (In thousands)
Change in projected benefit obligation
     Balance, beginning of year                            $ 680          $ 637
     Interest cost                                            47             44
     Actuarial (gain) loss                                    47             36
     Benefits paid to participants                           (27)           (37)
                                                           -----          -----
     Ending benefit obligation                               747            680

Change in plan assets
     Fair value, beginning of year                           494            587
     Actual return on plan assets                            (61)           (56)
     Benefits paid to participants                           (27)           (37)
                                                           -----          -----
     Ending plan assets                                      406            494
                                                           -----          -----
     Funded status                                          (341)          (186)
     Unrecognized net actuarial loss                         376            249
                                                           -----          -----
          Prepaid benefit cost                             $  35          $  63
                                                           =====          =====


                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - BENEFIT PLANS (Continued)

The components of pension expense and related actuarial assumptions were as follows.

                                                 2002       2001       2000
                                                ----       ----       ----
                                                  (Dollars in thousands)
     Interest cost                              $ 47       $ 44       $ 42
     Expected return on plan assets              (44)       (52)       (56)
     Amortization of unrecognized loss            25          7         --
                                                ----       ----       ----
          Pension expense (income)              $ 28       $ (1)      $(14)
                                                ====       ====       ====
     Discount rate on benefit obligation        6.75%      7.00%      7.00%
     Rate of expected return on plan assets     9.00%      9.00%      9.00%


A minimum pension liability is separately recorded with an offset to other comprehensive income to the extent the plan's current liability, if in excess of the plan's assets, is not otherwise recorded. As a result of the 1997 amendment discussed previously, the plan's projected benefit obligation also represents its current liability. At year-end 2002 and 2001, the plan's current liability exceeded the assets by $341,000 and $186,000. Accordingly, the Company's 2002 and 2001 balance sheets include a minimum pension liability of $376,000 and $249,000 which is in addition to the prepaid benefit cost otherwise recorded. Among other events, the amount carried in accumulated other comprehensive income will be reclassified to earnings should management elect to terminate the plan.

CB Kentucky is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit pension plan covering two of its employees. Employees are fully vested at the completion of five years of participation in the Plan. No contributions were required during the three-year period ended December 31, 2002. There have been no new enrollments since 1998.

Employee Stock Ownership Plan: Employees participate in an Employee Stock Option Plan (ESOP). The ESOP borrowed from the Company to purchase 56,690 shares of Company stock at $10.08 per share. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts. Participants receive the shares at the end of employment.

Contributions to the ESOP during 2002, 2001 and 2000 were $61,000, $62,000 and $60,000. Expense for 2002, 2001 and 2000 was $95,000, $84,000 and $79,000.

Shares held by the ESOP trust were as follows.

                                           2002     2001
                                           ----     ----
                                          (In thousands)
     Allocated to participants               37       33
     Unearned                                 8       13
                                           ----     ----
         Total ESOP shares                   45       46
                                           ====     ====
         Fair value of unearned shares     $124     $203
                                           ====     ====


                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK-BASED COMPENSATION PLANS

Defined Contribution Plans: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 100% of the first 3% of the compensation contributed. Expense for 2002, 2001 and 2000 was $86,000, $89,000 and $80,000.

Stock Options: The Company's stock option plan provides for the granting of incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date. Non-employee directors are eligible to receive only nonqualified stock options. As of December 31, 2002, the plan allows for additional option grants of up to 35,472 shares.

A summary of the activity in the plan follows.

                                               2002                   2001                   2000
                                         -----------------     ------------------     -----------------
                                                   Weighted              Weighted              Weighted
                                                    Average               Average               Average
                                                   Exercise              Exercise              Exercise
                                         Shares     Price      Shares     Price       Shares    Price
                                         ------     -----      ------     -----       ------    -----
                                                    (In thousands, except per share amounts)
      Outstanding at beginning
        of year                            184      $16.87       185      $17.55       162      $19.20
      Granted                                4       16.10        19       15.50        51       13.58
      Exercised                             (9)     (14.08)       --          --        --          --
      Forfeited                            (11)     (19.44)      (20)     (20.87)      (28)     (19.88)
                                           ---                   ---                   ---
      Outstanding at end of year           168      $17.01       184      $16.87       185      $17.55
                                           ===                   ===                   ===
      Options exercisable at year-end      154      $17.12       106      $18.39        99      $17.59


For options outstanding at December 31, 2002, the option price per share ranged from $13.50 to $21.00 and the weighted average remaining contractual life on the options was 6.3 years.

Performance Share Awards: The Company may grant performance share awards to employees for up to 20,000 shares of common stock. The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date.

The compensation cost attributable to these restricted stock awards is based on the fair market value of the shares at the grant date. In lieu of shares of common stock, the Company may distribute cash in an amount equal to the fair market value of the common stock award. The compensation expense is recognized over the specified performance period. During 1999, the Company granted 8,700 shares of common stock as performance share awards and compensation expense of $2,000, $15,000 and $46,000 was recognized for the years ended December 31, 2002, 2001 and 2000, respectively. All compensation expense has been recognized for the shares granted in 1999.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

Income tax expense (benefit) was as follows.

                                        2002     2001     2000
                                        ----     ----     ----
                                            (In thousands)
      Current                          $ 632    $1,577   $ 1,573
      Deferred                           (41)        5      (403)
      Valuation allowance                 59      --        --
      Cumulative effect of change in
        accounting principle            --        --          97
                                       -----    ------   -------
          Total                        $ 650    $1,582   $ 1,267
                                       =====    ======   =======

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

                                          2002                2001                2000
                                          ----                ----                ----
                                                      (Dollars In thousands)
Federal statutory rate times
  financial statement income         $ 944    34.0%    $ 1,542    34.0%    $ 1,400    34.0%
Effect of:
     Tax-exempt income                (190)   (6.8)       (127)   (2.8)       (105)   (2.5)
     State taxes, net of federal
       benefit                         (59)   (2.1)        135     3.0          46     1.1
     Change in
       valuation allowance              59     2.1          --      --          --      --
     Change in
       cash surrender value
        of life insurance policies    (175)   (6.3)         --      --          --      --
     Other, net                         71     2.5          32     0.7         (74)   (1.8)
                                     -----    ----     -------    ----     -------    ----
         Total                       $ 650    23.4%    $ 1,582    34.9%    $ 1,267    30.8%
                                     =====    ====     =======    ====     =======    ====


Year-end deferred tax assets and liabilities were due to the following.

                                              2002    2001
                                              ----    ----
                                             (In thousands)
      Deferred tax assets
          Allowance for loan losses         $1,455   $1,085
          Net unrealized depreciation on
            securities available for sale       --       71
          Employee benefit plans               218      239
          Minimum pension liability            147       97
          Net operating loss carryforward       59       --
          Other                                 22       76
                                            ------   ------
               Total                         1,901    1,568


                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (Continued)

                                                        2002        2001
                                                        ----        ----
                                                         (In thousands)
      Deferred tax liabilities
          Premises and equipment                         (310)      (212)
          FHLB stock                                     (181)      (163)
          Deferred loan fees and costs                   (152)       (82)
          Mortgage Servicing Rights                       (79)       (41)
          Net unrealized appreciation on securities
            available for sale                           (570)        --
          Net unrealized appreciation on interest
                rate swap                                (291)        --
          Other                                           (97)        (8)
                                                      -------    -------
               Total                                   (1,680)      (506)

      Valuation allowance on deferred tax assets          (59)        --
                                                      -------    -------

      Net deferred tax asset                          $   162    $ 1,062
                                                      =======    =======


In 2000, the Indiana financial institution tax law was amended to treat resident financial institutions the same as nonresident financial institutions by providing for apportionment of Indiana income based on receipts in Indiana. Receipts for Indiana were defined to exclude receipts from out of state sources and federal government and agency obligations. This change was effective retroactively to January 1, 1999. The provision for income taxes for 2000 includes a credit of $89,000 in recognition of this change.

Community Bank and CB Kentucky qualified under provisions of the Internal Revenue Code which through 1987 permitted them to deduct from taxable income a provision for bad debts that exceeded the provision for loan losses charged to income on the financial statements. Retained earnings at December 31, 2002 and 2001 includes this benefit of approximately $3.7 million for which accounting standards do not require a deferred federal income tax liability to be recorded. If the banks were liquidated or otherwise ceased to be banks or if tax laws were to change, this liability would be recorded with an offset to income tax expense.

NOTE 11 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2002 and 2001, the most recent regulatory notifications categorized the Company and Banks as well capitalized under the regulatory framework for prompt corrective action.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Actual and required capital amounts and ratios are presented below at year-end.

                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                     For Capital              Prompt Corrective
                                                              Actual               Adequacy Purposes          Action Provisions
                                                              ------               -----------------          -----------------
                                                    Amount            Ratio         Amount      Ratio         Amount       Ratio
                                                    ------            -----         ------      -----         ------       -----
                                                                              (Dollars in millions)
2002
Total Capital (to Risk Weighted Assets):
     Consolidated                                 $    45.5           13.6%       $    26.9       8%         $    33.6       10%
     Community Bank                                    37.6           12.7             23.6       8               29.6       10
     CB Kentucky                                        7.3           18.7              3.1       8                3.9       10

Tier I Capital (to Risk Weighted Assets):
     Consolidated                                 $    41.7           12.4%       $    13.4       4%         $    20.1        6%
     Community Bank                                    34.2           11.6             11.8       4               17.7        6
     CB Kentucky                                        6.9           17.7              1.6       4                2.3        6

Tier I Capital (to Average Assets):
     Consolidated                                 $    41.7            9.0%       $    18.5       4%         $    23.1        5%
     Community Bank                                    34.2            8.4             16.3       4               20.4        5
     CB Kentucky                                        6.9           12.5              2.2       4                2.8        5

2001
Total Capital (to Risk Weighted Assets):
     Consolidated                                 $    45.7           15.9%       $    23.0       8%         $    28.8       10%
     Community Bank                                    28.6           14.8             15.4       8               19.3       10
     Heritage Bank                                      8.8           13.6              5.2       8                6.5       10
     CB Kentucky                                        7.3           22.3              2.6       8                3.3       10

Tier I Capital (to Risk Weighted Assets):
     Consolidated                                 $    42.6           14.8%       $    11.5       4%         $    17.3        6%
     Community Bank                                    26.8           13.9              7.7       4               11.6        6
     Heritage Bank                                      8.0           12.3              2.6       4                3.9        6
     CB Kentucky                                        6.9           21.2              1.3       4                2.0        6

Tier I Capital (to Average Assets):
     Consolidated                                 $    42.6           10.0%       $    17.1       4%         $    21.4        5%
     Community Bank                                    26.8            9.2             11.6       4               14.5        5
     Heritage Bank                                      8.0            9.2              3.5       4                4.3        5
     CB Kentucky                                        6.9           13.2              2.1       4                2.6        5


Regulations limit capital distributions by banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. During 2003, the banks could, without prior approval, declare dividends of approximately $200,000 plus any 2003 net income retained to the date of dividend declaration.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INTEREST RATE SWAP

On August 30, 2002, the Company entered into a $25,000,000 interest rate swap arrangement to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 6.51%. The variable rate of the swap resets daily, with net interest being settled monthly. The notional amount of the swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the swap. The swap has been designated by management as a cash flow hedge of its Prime-based commercial loans to in effect convert the loans from variable interest to a weighted average fixed interest rate of 6.76% until the swap's maturity on August 30, 2007.

The hedge relationship was determined to be highly effective during 2002. The value of the swap at inception was zero, but increased to $915,000 during 2002 of which $169,000 was reclassified to interest income as a yield adjustment to the hedged loans. The remaining amount of $746,000 is reported in other assets and as accumulated other comprehensive income. During 2003 based on current rates, approximately $565,000 of gain related to the swap will be reclassified out of other comprehensive income into interest income.

NOTE 13 - OFF-BALANCE-SHEET ACTIVITIES

Some financial instruments, such as commitments to make loans for the Company's portfolio, credit lines and letters of credit, are issued to meet customer-financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

                                           2002                        2001
                                           ----                        ----
                                  Fixed         Variable        Fixed         Variable
                                   Rate           Rate           Rate          Rate
                                   ----           ----           ----          ----
                                                     (In thousands)
Commitments to make loans         $1,869         $14,987         $246         $ 1,968
Unused lines of credit                --          79,189           --          72,265
Letters of credit                     --           3,784           --           2,601


Commitments to make loans are generally made for periods of 60 days or less and are at market rates. The fixed rate loan commitments have interest rates ranging from approximately 4.25% to 7.5% and maturities ranging from 30 days to 30 years.

See Note 1 for further discussion on mortgage-banking activities.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                     2002                             2001
                                                     ----                             ----
                                          Carrying          Fair           Carrying           Fair
                                           Amount           Value           Amount            Value
                                           ------           -----           ------            -----
                                                                (In thousands)
Financial assets
    Cash and due from banks               $  6,631           6,631         $  8,442         $  8,442
    Interest-bearing deposits
      with banks                               950             950            2,657            2,657
    Securities available for sale           92,374          92,374           99,101           99,101
    Loan held for sale                       9,230           9,393            1,401            1,415
    Loans, net                             321,634         327,719          294,030          301,756
    Federal Home Loan Bank stock             7,700           7,700            7,658            7,658
    Accrued interest receivable              1,967           1,967            2,375            2,375
      Interest rate swap                       746             746               --               --

Financial liabilities
    Deposits                               289,830         292,344          255,892          259,084
    Short-term borrowings                   36,393          36,393           39,075           39,075
    Advances from Federal Home
      Loan Bank                             92,700         107,810           89,000           96,226
    Accrued interest payable                   337             337              338              338


The methods and assumptions used to estimate fair value are described as follows.

The estimated fair value equals the carrying amount for cash and due from banks, interest-bearing deposits in other financial institutions, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term borrowings, and variable rate loans or deposits that reprice frequently and fully. Security and interest rate swap fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the instrument and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on current fees or costs that would be charged to enter into or terminate such arrangements and is not material.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. follows:

CONDENSED BALANCE SHEETS

                                                                       December 31
                                                                  2002            2001
                                                                  ----            ----
                                                                      (In thousands)
ASSETS
Interest-bearing deposit in other financial institutions         $     1         $    86
Premises and equipment                                               938             907
Receivables from subsidiaries                                         28              33
Investment in subsidiaries                                        42,653          41,593
Other assets                                                       1,391             654
                                                                 -------         -------
     Total assets                                                $45,011         $43,273
                                                                 =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable                                                $    --         $   360
Short-term borrowings                                                930              --
Accrued expenses and other liabilities                               784             548
                                                                 -------         -------
     Total liabilities                                             1,714             908
Total shareholders' equity                                        43,297          42,365
                                                                 -------         -------
     Total liabilities and shareholders' equity                  $45,011         $43,273
                                                                 =======         =======


CONDENSED STATEMENTS OF INCOME

                                                                 Years ended December 31
                                                            2002           2001           2000
                                                            ----           ----           ----
                                                                      (In thousands)
Income
     Dividends from subsidiaries                          $ 4,300          $3,100         $1,800
     Management and other fees from subsidiaries            2,269           2,906          1,878
     Interest and dividend income                              41              88             48
                                                          -------          ------         ------
         Total income                                       6,610           6,094          3,726
Expense
     Operating expenses                                     4,697           3,934          3,525
                                                          -------          ------         ------
Income before income taxes and equity
  in undistributed net income of subsidiaries               1,913           2,160            201

Income tax benefit                                            814             343            563
                                                          -------          ------         ------
Income before equity in undistributed net
  income of subsidiaries                                    2,727           2,503            764

Equity in undistributed (distributions in excess)
  of net income of subsidiaries                              (601)            452          1,915
                                                          -------          ------         ------
Net income                                                $ 2,126          $2,955         $2,679
                                                          =======          ======         ======


                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
  (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Years ended December 31
                                                                2002             2001             2000
                                                                ----             ----             ----
                                                                             (In thousands)
Cash flows from operating activities
  Net income                                                   $ 2,126          $ 2,955          $ 2,679
  Adjustments
    Equity in undistributed net income of subsidiaries             601             (452)          (1,915)
    Depreciation                                                   418              252              185
    (Increase) decrease in other assets
      and liabilities, net                                        (469)             275           (1,026)
                                                               -------          -------          -------
      Net cash from operating activities                         2,676            3,030              (77)

Cash flows from investing activities
  Change in interest-bearing deposits in other
    financial institutions                                          85              (64)             640
  Purchase of premises and equipment, net                         (449)            (777)            (170)
  Securities transferred to affiliate                               --               --            2,000
  Premises and equipment transferred to affiliate                   --               --              568
                                                               -------          -------          -------
    Net cash from investing activities                            (364)            (841)           3,038

Cash flows from financing activities
  Net change in short-term borrowings                              930               --               --
  Purchase of treasury stock                                    (1,596)            (706)          (1,550)
  Exercise of stock options                                        120               --               --
  Dividends paid                                                (1,766)          (1,483)          (1,411)
                                                               -------          -------          -------
    Net cash from financing activities                          (2,312)          (2,189)          (2,961)
                                                               -------          -------          -------
Net change in cash                                                  --               --               --
Cash at beginning of year                                           --               --               --
                                                               -------          -------          -------
Cash at end of year                                            $    --          $    --          $    --
                                                               =======          =======          =======


                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                        2002           2001          2000
                                                        ----           ----          ----
                                                    (In thousands, except per share amounts)
      Basic
          Net income                                   $ 2,126       $ 2,955       $ 2,679
                                                       =======       =======       =======
          Average shares:
            Common shares issued                         2,728         2,728         2,728
            Less:   Unallocated ESOP shares                 (8)          (16)          (24)
                    Treasury stock                        (284)         (212)         (147)
                    Performance share awards                --            (1)           (4)
                                                       -------       -------       -------
               Average shares outstanding                2,436         2,499         2,553
                                                       =======       =======       =======
          Net income per common share, basic           $  0.87       $  1.18       $  1.05
                                                       =======       =======       =======
      Diluted
          Net income                                   $ 2,126       $ 2,955       $ 2,679
                                                       =======       =======       =======
          Average shares:
            Common shares outstanding for basic          2,436         2,499         2,553
            Add:  Dilutive effects of outstanding
              options                                       16             4             1
                                                       -------       -------       -------
            Average shares and dilutive
              potential common shares                  $ 2,452       $ 2,503       $ 2,554
                                                       =======       =======       =======
      Net income per common share, diluted             $  0.87       $  1.18       $  1.05
                                                       =======       =======       =======


Stock options for 69,700, 134,817 and 120,408 common shares were excluded from 2002, 2001 and 2000 diluted earnings per share because they were antidilutive.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes were as follows.

                                                        2002         2001         2000
                                                        ----         ----         ----
                                                                (In thousands)
     Unrealized holding gains on
        available for sale securities                  $2,365       $1,266       $3,375
      Less reclassification adjustments for gains
        later recognized in income                       (511)         (31)          --
                                                       ------       ------       ------
      Net unrealized gain                               1,854        1,235        3,375
      Unrealized holding gain on interest
        rate swap                                         915           --           --
      Amounts reclassified to interest income            (169)          --           --
                                                       ------       ------       ------
      Net unrealized gain                                 746           --           --
      Change in minimum pension liability                (127)        (249)          --
                                                       ------       ------       ------
      Other comprehensive income (loss)
        before tax effects and cumulative
        effect of change in accounting principle        2,473          986        3,375
      Tax effect                                         (882)        (391)      (1,336)
      Cumulative effect of change in
        accounting principle, net of tax                   --           --       (2,661)
                                                       ------       ------       ------

      Other comprehensive income (loss)                $1,591         $595        $(622)
                                                       ======       ======       ======


NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            Earnings Per Share
                           Interest  Net Interest    Net    ------------------
                            Income      Income     Income     Basic  Diluted
                            ------      ------     ------     -----  -------
                               (In thousands, except per share amounts)
     First quarter          $6,319      $2,946      $718      $0.29   $0.29
     Second quarter          6,337       2,837       256       0.10    0.10
     Third quarter           6,239       2,852       502       0.21    0.21
     Fourth quarter          6,157       3,063       650       0.27    0.27

2001
     First quarter          $7,756      $3,096      $834      $ .33   $ .33
     Second quarter          7,513       3,091       849        .34     .34
     Third quarter           7,332       3,118       705        .28     .28
     Fourth quarter          6,745       2,996       567        .23     .23


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 1, 2001, the board of directors of the Company determined to engage Crowe, Chizek and Company LLP as its independent auditors for the fiscal year ended December 31, 2001. On March 1, 2001, the registrant orally notified Monroe Shine & Co., Inc. ("Monroe Shine"), its independent auditors at that time, of this determination and that Monroe Shine would not be engaged for the fiscal year ending December 31, 2001. The determination to replace Monroe Shine was recommended by the audit committee and approved by the full board of directors of the Company.

The report of Monroe Shine on the consolidated financial statements of the Company for the year ended December 31, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the year ended December 31, 2000 and during the period from December 31, 2000 to March 1, 2001, there were no disagreements between the registrant and Monroe Shine concerning accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and executive officers of the Registrant and reporting under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to the information under the headings "Executive Compensation", "Compensation of Directors", "Defined Benefit Pension Plan", "Employment and Retirement Agreements", and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference to the information under the heading "Stock Ownership by Directors and Executive Officers" and "Information About Our Other Stock Compensation Plans" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning relationships and transactions is incorporated herein by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation", "Indebtedness of Management", and "Other Transactions with Management and Related Parties" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003.

ITEM 14. CONTROLS AND PROCEDURES

Company management, including the Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer (serving as the principal financial officer), have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings "Audit Fees", "Financial Information Systems Design and Implementation Fees", and "All Other Fees" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003.

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements are included in Item 8 of this Form 10-K:

Independent Auditors' Reports
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or the required information has been included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

The following exhibits are filed herein:

Exhibit
Number            Document
------            --------
3.1               Articles of Incorporation (1)
3.2               Bylaws (1)
4.0               Common Stock Certificate (1)
10.1              Employment Agreement with Dale L. Orem * (2)
10.2              Retirement Agreement with Robert E. Yates * (2)
10.3              Employment Agreement with James D. Rickard * (3)
10.4              Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan * (4)
10.5              Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan * (5)
10.6              Employment Agreement with Patrick J. Daily *
10.7              Employment Agreement with Christopher L. Bottorff *
10.8              Data Processing Services Agreement with Jack Henry and Associates, Inc.
10.9              Electronic Funds Transfer Agreement with Jack Henry and Associates, Inc.
11.1              Computation of Earnings Per Share
21.0              Subsidiaries of Registrant
23.1              Consent of Crowe, Chizek and Company LLP
23.2              Consent of Monroe Shine & Co., Inc.
99.1              Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,
                         As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2              Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,
                         As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



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

(1) Incorporated herein by reference to Registration Statement on Form S-1 filed December 9, 1994 (File No. 33-87228).

(2) Incorporated by reference to the Annual Report on Form 10-K filed April 2, 2001.

(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2000.

(4) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-8, filed July 29, 1998, and any amendments thereto, Registration statement No. 333- 60089.

(5) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-3, filed November 14, 1997, and any amendments thereto, Registration Statement No. 333-40211.

(b) Reports on Form 8-K:

The Registrant filed a report on Form 8-K on October 25, 2002 reporting its announcement on such date of its financial results for the third quarter of 2002.

(c) Exhibits

See response to Item 16(c)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMUNITY BANK SHARES
                                    OF INDIANA, INC.

March 31, 2003                      By: /s/ James D. Rickard
                                    ----------------------------
                                    James D. Rickard
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ James D. Rickard                  President, Chief Executive Officer, and Director           March 31, 2003
         --------------------                  (Principal Executive Officer)
         James D. Rickard

         /s/ Paul A. Chrisco                   Senior Vice President and Chief Financial Officer)         March 31, 2003
         -------------------                   (Principal Financial and Accounting Officer)
         Paul A. Chrisco

         /s/ Timothy T. Shea                   Chairman of the Board of Directors and Director            March 31, 2003
         -------------------
         Timothy T. Shea

         /s/ Robert J. Koetter, Sr.            Director                                                   March 31, 2003
         --------------------------
         Robert J. Koetter, Sr.

         /s/ Gary L. Libs                      Director                                                   March 31, 2003
         ----------------
         Gary L. Libs

         /s/ James W. Robinson                 Director                                                   March 31, 2003
         ---------------------
         James W. Robinson

         /s/ George M. Ballard                 Director                                                   March 31, 2003
         ---------------------
         George M. Ballard

         /s/ Gordon L. Huncilman               Director                                                   March 31, 2003
         -----------------------
         Gordon L. Huncilman

         /s/ Kerry M. Stemler                  Director                                                   March 31, 2003
         --------------------
         Kerry M. Stemler

         /s/ Steven R. Stemler                 Director                                                   March 31, 2003
         ---------------------
         Steven R. Stemler

         /s/ Dale L. Orem                      Director                                                   March 31, 2003
         ----------------
         Dale L. Orem


                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, James D. Rickard, certify that:

1. I have reviewed this annual report on Form 10-K of Community Bank Shares of Indiana, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 30, 2003

/s/ James D. Rickard
-------------------------------------
James D. Rickard
President and Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Paul A. Chrisco, certify that:

1. I have reviewed this annual report on Form 10-K of Community Bank Shares of Indiana, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 30, 2003

/s/ Paul A. Chrisco
-------------------------
Paul A. Chrisco
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit
Number            Document
------            --------
3.1               Articles of Incorporation (1)
3.2               Bylaws (1)
4.0               Common Stock Certificate (1)
10.1              Employment Agreement with Dale L. Orem * (2)
10.2              Retirement Agreement with Robert E. Yates * (2)
10.3              Employment Agreement with James D. Rickard * (3)
10.4              Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan * (4)
10.5              Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan * (5)
10.6              Employment Agreement with Patrick J. Daily *
10.7              Employment Agreement with Christopher L. Bottorff *
10.8              Data Processing Services Agreement with Jack Henry and Associates, Inc.
10.9              Electronic Funds Transfer Agreement with Jack Henry and Associates, Inc.
11.1              Computation of Earnings Per Share
21.0              Subsidiaries of Registrant
23.1              Consent of Crowe, Chizek and Company LLP
23.2              Consent of Monroe Shine & Co., Inc.
99.1              Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,
                         As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2              Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,
                         As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

(1) Incorporated herein by reference to Registration Statement on Form S-1 filed December 9, 1994 (File No. 33-87228).

(2) Incorporated by reference to the Annual Report on Form 10-K filed April 2, 2001.

(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2000.

(4) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-8, filed July 29, 1998, and any amendments thereto, Registration statement No. 333- 60089.

(5) Incorporated by reference from the exhibits filed with the Registration statement on Form S-3, filed November 14, 1997, and any amendments thereto, Registration Statement No. 333-40211.

Exhibit 10.6 - Employment Agreement with Patrick J. Daily

                                    AGREEMENT

      AGREEMENT, effective as of March 24 , 2000, Community Bank Shares of Indiana, Inc., an Indiana Corporation (the "Corporation" or the "Employer"), and Patrick J. Daily (the "Executive)".

                                   WITNESSETH

      WHEREAS, in order to induce the Executive to continue to serve as the President of Heritage Bank of Southern Indiana and Senior Vice President of the Corporation, the Employer and the Executive desire to enter into this Agreement to specify the terms of the Executive's employment;

      NOW THEREFORE, in consideration of the premises and the mutual agreements herein contained, the parties hereby agree as follows:

      1. Definitions. The following words and terms shall have the meanings set forth below for the purpose of this Agreement:

      (a) Base Salary. "Base Salary" shall have the meaning set forth in Section 3(a) hereof.

      (b) Cause. Termination of the Executive's employment for "Cause" shall mean termination because of personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order or material breach of any provision of this Agreement.

      (c) Change in Control of the Corporation. (A) "Change in Control of the Corporation" shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 ("Exchange Act") is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities; and (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

      (d) Code. "Code" shall mean the Internal Revenue Code of 1986, as amended.

      (e) Date of Termination. "Date of Termination" shall mean (i) if the Executive's employment is terminated for Cause or for Disability, the date specified in the Notice of Termination, and (ii) if the Executive's employment is terminated for any other reason, the date on which a Notice of Termination is given or as specified in such Notice.

      (f) Disability. Termination by the Employer of the Executive's employment based on "Disability" shall mean termination because of any physical or mental impairment which qualifies the Executive for disability benefits under the applicable long-term disability plan maintained by the Employer or any subsidiary or, if no such plan applies, which would qualify the Executive for disability benefits under the Federal Social Security System.

      (g) IRS. IRS shall mean the Internal Revenue Service.

      (h) Notice of Termination. Any purported termination of the Executive's employment by the Employer for any reason, including without limitation for Cause, Disability or Retirement, or by the Executive for any reason, shall be communicated by written "Notice of Termination" to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a dated notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated, (iii) specifies a Date of Termination, which shall be not less than thirty (30) nor more than ninety (90) days after such Notice of Termination is given, except in the case of the Employer's termination of Executive's employment for Cause, which shall be effective immediately; and (iv) is given in the manner specified in Section 11 hereof.

      (i) Retirement. Termination by the Employer of the Executive's employment based on "Retirement" shall mean voluntary termination by the Executive in accordance with the Employer's retirement policies, including early retirement, generally applicable to their salaried employees.

      2. Term of Employment.

      (a) The Employer hereby employs the Executive as President of Heritage Bank of Southern Indiana and Senior Vice President of Community Bank Shares and Executive hereby accepts said employment and agrees to render such services to the Employer on the terms and conditions set forth in this Agreement. The initial term of employment under this Agreement shall be for one year, commencing on the date of this Agreement and shall extend each year for an additional year on the date that is sixty days prior to the expiration date for the remaining term of this Agreement unless either party shall notify the other of its intention to stop such extensions. If the Board of Directors or the Executive elects not to extend the term, it shall give written notice of such decision to the other party not less than thirty (30) days prior to any such annual extension date. If any party gives timely notice that the term will not be extended as of any annual extension date, then this Agreement shall, terminate at the conclusions of its remaining term. References herein to the term of this Agreement shall refer both to the initial term and successive terms.

      (b) During the term of this Agreement, the Executive shall perform such executive services for the Employer as may be consistent with his titles and from time to time assigned to him by the Employer's Board of Directors.

      3. Compensation and Benefits.

      (a) The Employer shall compensate and pay Executive for his services during the term of this Agreement a base salary, which may be increased from time to time in such amounts as may be determined by the Board of Directors of the Employer. In addition to his Base Salary, the Executive shall be entitled to receive during the term of this Agreement such bonus payments as may be determined by the Board of Directors of the Employer.

      (b) During the term of the Agreement, Executive shall be entitled to participate in and receive the benefits of any pension or other retirement benefit plan, profit sharing, stock option, employee stock ownership, or other plans, benefits and privileges given to employees and executives of the Employer, to the extent commensurate with his then duties and responsibilities, as fixed by the Board of Directors of the Employer. The Employer shall not make any changes in such plans, benefits or privileges which would adversely affect Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executive officers of the Employer. Nothing paid to Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to Executive pursuant to Section 3(a) hereof. Notwithstanding the foregoing, nothing contained in this Agreement shall require the Executive to participate in any tax qualified or non-qualified benefit plan of the Employer.

      (c) During the term of this Agreement, Executive shall be entitled to paid annual vacation in accordance with the policies as established from time to time by the Board of Directors of the Employer.

      4. Expenses. The Employer shall reimburse Executive or otherwise provide for or pay for all reasonable expenses incurred by Executive in furtherance of, or in connection with the business of the Employer, including, but not by way of limitation, and traveling expenses, and all reasonable entertainment expenses (whether incurred at the Executive's residence, while traveling or otherwise), subject to such reasonable documentation and other limitations as may be established by the Board of Directors of the Employer. If such expenses are paid in the first instance by Executive, the Employer shall reimburse the Executive therefor.

      5. Termination.

      (a) The Employer shall have the right, at any time upon prior Notice of Termination, to terminate the Executive's employment hereunder for any reason, including without limitation termination for Cause, Disability or Retirement, and Executive shall have the right, upon prior Notice of Termination, to terminate his employment hereunder for any reason.

      (b) In the event that (i) Executive's employment is terminated by the Employer for Cause, Disability or Retirement or in the event of the Executive's death, or (ii) Executive terminates his employment hereunder other than following a Change in Control of the Corporation or a material breach of this Agreement by the Employer which has not been cured in accordance with the terms of this Agreement, Executive shall have no right pursuant to this Agreement to compensation or other benefits for any period after the applicable Date of Termination.

      6. Change in Control of the Corporation. In the event of a Change in Control of the Corporation, then the Employer shall:

      (A) pay to the Executive, in twelve (12) equal monthly installments, a cash amount equal to the Executive's annual base salary as of the date of the Change in Control of the Corporation, and

      7. Mitigation; Covenant Not To Compete; Exclusivity of Benefits.

      (a) The Executive shall not be required to mitigate the amount of any benefits hereunder by seeking other employment or otherwise, nor shall the amount of any such benefits be reduced by any compensation earned by the Executive as a result of employment by another employer after the Date of Termination or otherwise.

      (b) The specific arrangements referred to herein are not intended to exclude any other benefits which may be available to the Executive upon a termination of employment with the Employer pursuant to employee benefit plans of the Employer or otherwise.

      8. Withholding. All payments required to be made by the Employer hereunder to the Executive shall be subject to the withholding of such amounts, if any relating to tax and other payroll deductions as the Employer may reasonably determine should be withheld pursuant to any applicable law or regulation.

      9. Assignability. The Employers may assign this Agreement and their rights and obligations hereunder in whole, but not in part, to any corporation, bank or other entity with or into which the Employers may hereafter merge or consolidate or to which the Employers may transfer all or substantially all of their assets, if in any such case said corporation, bank or other entity shall by operation of law or expressly in writing assume all obligations of the employers hereunder as fully as if it had been originally made a party hereto, but may not otherwise assign this Agreement or their rights and obligations hereunder. The Executive may not assign or transfer this Agreement or any rights or obligations hereunder.

      10. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

      To the Employer:   C. Thomas Young
                              Chairman of the Board of Directors
                              Community Bank Shares of Indiana,
                              Inc. 202 East Spring Street
                              New Albany, Indiana 47150

      To the Executive:  Patrick J. Daily
                              3303 Twelve Oaks Court Sellersburg, IN 47172

      11. Amendment, Waiver. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officer or officers as may be specifically designated by the Board of Directors of the Employer to sign on their behalf. No waiver by any party hereto at any time of any breach by any other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

      12. Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the United States where applicable and otherwise by the substantive laws of the State of Indiana.

      13. Nature of Obligations. Nothing contained herein shall create or require the Employer to create a trust of any kind to fund any benefits which may be payable hereunder, and to the extent that the Executive acquires a right to receive benefits from the Employer hereunder, such right shall be no greater than the right of any unsecured general creditor of the Employer.

      14. Headings. The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

      15. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provisions of this Agreement, which shall remain in full force and effect.

      16. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

      17. Regulatory Prohibition. Notwithstanding any other provision of this Agreement to the contrary, any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with Section 18(k) of the Federal Deposit Insurance Act (12 U.S.C.ss.1828(k)) and any regulations promulgated thereunder.

      IN WITNESS WHEREOF, this Agreement has been executed on March 24, 2000 and is effective as of March 24, 2000.

                                    COMMUNITY BANK SHARES
Attest:                             OF INDIANA, INC.

/s/ M. Diane Murphy                 By:  /s/ Michael L. Douglas
-------------------                    -----------------------------------------
M. Diane Murphy, Secretary                   Michael L. Douglas

                                         /s/ Patrick J. Daily
                                       -----------------------------------------
                                             Patrick J. Daily

CTY/bh YOUNG6 A:DAILY..AG

Exhibit 10.7 - Employment Agreement with Christopher L. Bottorff

                                    AGREEMENT

      THIS AGREEMENT is made by and between Community Bank Shares of Indiana, Inc. an Indiana corporation, and Community Bank of Kentucky, Inc., a Kentucky corporation (each a "Corporation", and collectively the "Employer"), and Christopher L. Bottorff (the "Executive").

                                   WITNESSETH:

      WHEREAS, in order to induce the Executive to serve as (i) President - Louisville Market of Community Bank of Kentucky, Inc., and (ii) Senior Vice President of Community Bank Shares of Indiana, Inc., the holding company of Community Bank of Kentucky, Inc., the Employer and the Executive desire to enter into this Agreement to specify the terms of the Executive's employment.

      NOW THEREFORE, in consideration of the premises and the mutual agreements herein contained, the parties hereby agree as follows:

      1. DEFINITIONS. The following words and terms shall have the meanings set forth below for the purpose of this Agreement.

            (a) Base Salary. "Base Salary" shall have the meaning set forth in
Section 3(a) hereof.

            (b) Cause. Termination of the Executive's employment for "Cause" shall mean termination because of personal dishonesty, incompetence (as defined hereinbelow), willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or a material breach of any provision of this Agreement by the Executive. For purposes of this subsection (1)(b), the term "incompetence" shall be defined as neglect of duties, lack of effort, or substandard performance arising from the Executive's level of commitment, and not solely from a general worsening of the economy.

            (c) Change in Control of the Corporation. (A) "Change in Control of the Corporation" shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 ("Exchange Act") is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities; and (ii) during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election, by stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

            (d) Code. "Code" shall mean the Internal Revenue Code of 1986, as amended.

            (e) Date of Termination. "Date of Termination" shall mean (i) if the Executive's employment is terminated for Cause or for Disability, the date specified in the Notice of Termination, and (ii) if the Executive's employment is terminated for any other reason, the date on which a Notice of Termination is given or as specified in such Notice.

            (f) Disability. Termination by the Employer of the Executive's employment based on "Disability" shall mean termination at any time after the date of hire because of any physical or mental impairment which qualifies the Executive for disability benefits under the applicable long-term disability plan maintained by the Employer or any subsidiary or, if no such plan applies, which would qualify the Executive for disability benefits under the Federal Social Security System.

            (g) IRS. IRS shall mean the Internal Revenue Service.

            (h) Notice of Termination. Any purported termination of the Executive's employment by the Employer for any reason, including without limitation for Cause, Disability or Retirement, or by the Executive for any reason, shall be communicated by written "Notice of Termination" to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a dated notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated,
(iii) specifies a Date of Termination, which shall be not less than thirty (30) nor more than ninety (90) days after such Notice of Termination is given, except in the case of the Employer's termination of Executive's employment for Cause, which shall be effective immediately; and (iv) is given in the manner specified in Section 11 hereof.

            (i) Retirement. Termination by the Employer of the Executive's employment based on "Retirement" shall mean voluntary termination by the Executive in accordance with the Employer's retirement policies, including early retirement, generally applicable to their salaried employees.

      2. TERM OF EMPLOYMENT.

      (a) The Employer hereby employs the Executive as (i) President - Louisville Market of Community Bank of Kentucky, Inc., and (ii) Senior Vice President of Community Bank Shares of Indiana, Inc., and Executive hereby accepts said employment to commence no later than September 9, 2002, and agrees to render such services to the Employer on the terms and conditions set forth in this Agreement. The initial term of employment under this Agreement shall be for two (2) years, commencing on the date of this Agreement and shall extend each year for an additional year on each annual anniversary of the date of this Agreement such that at any time the remaining term of this Agreement shall be from one to two years, unless either party shall notify the other of its intention to stop such extensions. If the Board of Directors or the Executive elects not to extend the term, it shall give written notice of such decision to the other party not less than thirty (30) days prior to any such annual extension date. If any party gives timely notice that the term will not be extended as of any annual extension date, then this Agreement shall terminate at the conclusion of its remaining term. References herein to the term of this Agreement shall refer both to the initial term and successive terms.

      (b) During the term of this Agreement, the Executive shall perform such executive services for the Employer as may be consistent with his titles and from time to time assigned to him by the Chief Executive Officer of Community Bank Shares of Indiana, Inc.; provided, however, such executive services shall not be materially changed from the Executive's present duties as President - Louisville Market of Community Bank of Kentucky, Inc., and Senior Vice President of Community Bank Shares of Indiana, Inc., without the Executive's express written consent, which consent may be withheld in the sole discretion of the Executive. Executive shall not be required to report to any supervisor other than the Chief Executive Officer of Community Bank Shares of Indiana, Inc., without his express written consent, which consent may be withheld in the sole discretion of the Executive. Notwithstanding the above, Executive's duties shall include, but not be limited to, development of the commercial lending portfolio, private banking portfolio, and general business development to enhance Employer's profitability in the Jefferson County, Kentucky, market, in addition to such other duties as the Chief Executive Officer of Community Bank Shares of Indiana, Inc., may in his discretion assign from time to time.

      3. COMPENSATION AND BENEFITS.

      (a) The Employer shall compensate and pay Executive for his services during the term of this Agreement at a minimum base salary of $100,000.00 (One Hundred Thousand Dollars) per year ("Base Salary"), which may be increased from time to time in such amounts as may be determined by the Board of Directors of the Employer. In addition to his Base Salary, the Executive shall receive an additional cash bonus of at least $10,000.00 (Ten Thousand Dollars) payable in January 2003, subject to the Executive remaining in the employment at such time.

      (b) During the term of the Agreement, Executive shall be entitled to participate in and receive the benefits of any pension or other retirement benefit plan, profit sharing, stock option, employee stock ownership, or other plans, benefits and privileges given to employees and executives of the Employer, including life, medical, dental and disability insurance coverage, to the extent commensurate with his then duties and responsibilities, and in the same manner and scope as such benefits are provided to other officers of the Employer with similar responsibilities and results obtained, as fixed from time-to-time by the Board of Directors of the Employer; provided, however, the Employer shall provide health insurance for the benefit of the Executive commencing upon the date of thisAgreement in the same scope and extent that Employer presently provides health insurance benefits to other similarly situated executives. The Employer shall not make any changes in such plans, benefits or privileges which would adversely affect Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executive officers of the Employer. Nothing paid to Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to Executive pursuant to Section 3(a) hereof. Notwithstanding the foregoing, nothing contained in this Agreement shall require the Executive to participate in any tax qualified or non-qualified benefit plan of the Employer.

      (c) During the term of this Agreement, the Employer shall provide the Executive with coverage for supplemental long-term disability insurance to the extent that such coverage is then provided as a benefit to other employees.

      (d) During the term of this Agreement, the Executive shall be entitled to four (4) weeks of paid annual vacation. The Executive shall not be entitled to receive any additional compensation from the Employer for failure to take a vacation, nor shall the Executive be able to accumulate unused vacation from one year to the next, except to the extent authorized in writing by the Board of Directors of the Employer.

      (e) During the term of this Agreement, the Employer shall provide Executive with a cash allowance of at least $600.00 per month for an automobile.

      (f) Upon commencement of employment by the Executive, the Employer agrees to grant the Executive stock options to purchase 4,000 shares of common stock of the Community Bank Shares of Indiana, Inc. ("Common Stock"), pursuant to the Employer's stock option plan. Such options shall have an exercise price equal to the fair market value of a share of Common Stock on the date of grant, shall be incentive stock options under Section 422 of the Code and shall vest and become exercisable as follows: (i) thirty-three and one-third percent (33 1/3%), or options to purchase 1,333 shares of Common Stock, shall vest immediately on the date of grant, (ii) thirty-three and one-third percent (33 1/3%), or options to purchase 1,333 shares of Common Stock shall vest on the first anniversary date of this Agreement, and (iii) thirty-three and one-third percent (33 1/3%), or options to purchase 1,334 shares of Common Stock shall vest on the second anniversary date of this Agreement.

      (g) In the event that Employer subsequently adopts a stock grant program, Executive shall be entitled to participate in such program in the manner and extent subsequently determined by the Board of Directors, without diminution of Executive's rights under Section 3(f) above.

      4. EXPENSES. The Employer shall reimburse Executive or otherwise provide for or pay for all reasonable expenses incurred by Executive in furtherance of, or in connection with the business of the Employer, including, but not by way of limitation, traveling expenses and all reasonable entertainment expenses

(whether incurred at the Executive's residence, while traveling, or otherwise), subject to such reasonable documentation and other limitations as may be established by the Board of Directors of the Employer for all similarly situated executives employed by Employer. If such expenses are paid in the first instance by Executive, the Employer shall reimburse the Executive therefor.

      5. TERMINATION.

            (a) The Employer shall have the right, at any time upon prior Notice of Termination, to terminate the Executive's employment hereunder for any reason, including termination for Cause, Disability or Retirement, and Executive shall have the right, upon prior Notice of Termination, to terminate his employment hereunder for any reason.

            (b) In the event that (i) Executive's employment is terminated by the Employer for Cause, Disability or Retirement or in the event of the Executive's death, or (ii) Executive terminates his employment hereunder other than following a Change in Control of the Corporation or a material breach of this Agreement by the Employer which has not been cured in accordance with the terms of this Agreement, Executive shall have no right pursuant to this Agreement to compensation or to any non-vested stock options granted to the Executive, which shall be governed by the terms of the option grant and the Employer's stock option plan that such options were granted under.

            (c) In the event that Executive's employment is terminated by the Employer for other than Cause, Disability, Retirement or the Executive's death, or such employment is terminated by the Executive due to a material breach of this Agreement by the Employer which has not been cured within fifteen (15) days after a written notice of non-compliance has been given by the Executive to the Employer, and as of Executive's date of Termination no Change in Control of the Corporation has occurred, no written agreement which contemplates a Change in Control of the Corporation and which still is in effect has been entered into by the Employer and no discussions and/or negotiations are being conducted which relate to the same, then the Employer shall, subject to the provisions of
Section 6 hereof, if applicable:

                  (1) pay to the Executive, in equal monthly installments, beginning with the first business day of the month following the Date of Termination, a cash severance amount equal to the Base Salary which the Executive would have earned over the remaining term of this Agreement as of his Date of Termination; and,

                  (2) maintain and provide for a period ending at the earlier of
(i) the expiration of the remaining term of the Executive's employment which remained immediately prior to the Executive's Date of Termination, or (ii) the date of the Executive's full-time employment by another employer (provided that the Executive is entitled under the terms of such employment to benefits substantially similar to those described in this subparagraph (2), at no cost to the Executive, the Executive's continued participation in all group insurance, life insurance, health and accident and disability plans in which the Executive was entitled to participate immediately prior to the Date of Termination, provided that in the event that the Executive's participation in any plan, program or arrangement as provided in this subparagraph (2) is prohibited by the terms of the plan or by the Employer for legal or other bona fide reasons, or during such period any such plan, program or arrangement is discontinued or the benefits thereunder are materially reduced for all employees, the Employer shall arrange to provide the Executive with benefits substantially similar to those which the Executive would have received had his employment continued throughout such period to the extent such benefits can be provided at a commercially reasonable cost. In the event such benefits cannot be provided at a commercially reasonable cost, the Employer shall pay the Executive that portion of the premiums or other costs of such plans allocable to the Executive in that year prior to the Date of Termination for the period set forth in this subparagraph (2). Nothing provided for in this subparagraph (2) shall be construed as to provide for continued participation by the Executive in any stock option or restricted stock plan or any cash incentive or bonus plan of the Employer or adversely effect any rights the Executive has with regard to any vested stock options granted to the Executive, which shall be governed by the terms of the option grant and the Employer's stock option plan that such options were granted under.

      6. CHANGE IN CONTROL OF THE CORPORATION. In the event of a Change in Control of the Corporation, then the Employer shall, subject to the provisions of Section 7 hereof, if applicable:

            (a) immediately pay to the Executive, in a single lump sum payment, a cash amount equal to two (2) times each of (i) the Executive's Base Salary,
(ii) the Executive's average yearly automobile allowance paid during the prior two (2) years, and (iii) the Executive's average yearly bonus compensation paid during the prior two (2) years, which amount shall be calculated as of the date of the Change in Control of the Corporation; and,

            (b) maintain and provide for a period ending at the earlier of (i) the expiration of twenty-four (24) months from the date a Change in Control of the Corporation has occurred or (ii) the date of the Executive's full-time employment by another employer (provided that the Executive is entitled under the terms of such employment to benefits substantially similar to those described in this subparagraph (b), at no cost to the Executive, the Executive's continued participation in all group insurance, life insurance, health and accident, and disability plans in which the Executive was entitled to participate immediately prior to the date of the occurrence of the Change in Control of the Corporation, provided that in the event that the Executive's participation in any plan, program or arrangement as provided in this subparagraph (b) is prohibited by the terms of the plan or by the Employer for legal or other bona fide reasons, or during such period any such plan, program or arrangement is discontinued or the benefits thereunder are materially reduced for all employees, the Employer shall arrange to provide the Executive with benefits substantially similar to those which the Executive would have received had his employment continued throughout such period to the extent such benefits can be provided at a commercially reasonable cost. In the event such benefits cannot be provided at a commercially reasonable cost, the Employer shall pay the Executive that portion of the premiums or other costs of such plans allocable to the Executive in the year prior to the Date of Termination for the period set forth in this subparagraph (b). Nothing provided for in this subparagraph (b) shall be construed as to provide for continued participation by the Executive in any stock option or restricted stock plan or any cash incentive or bonus plan of the Employer.

      7. LIMITATION OF BENEFITS UNDER CERTAIN CIRCUMSTANCES. If the payments and benefits pursuant to Section 6 hereof, either alone or together with other payments and benefits which Executive has the right to receive from the Employer, would constitute a "parachute payment" under Section 280G of the Code, the payments and benefits pursuant to section 6 hereof shall be reduced, in the manner determined by the Executive, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits under Section 6 being non-deductible to the Employer pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code. The determination of any reduction in the payments and benefits to be made pursuant to Section 6 shall be based upon the opinion of independent tax counsel selected by the Employers' independent public accountants and paid by the Employer. Such counsel shall be reasonably acceptable to the Employer and the Executive; shall promptly prepare the foregoing opinion, but in no event later than thirty (30) days from the Date of Termination; and may use such actuaries as such counsel deems necessary or advisable for the purpose. In the event that the Employer and/or the Executive do not agree with the opinion of such counsel, (i) the Employer shall pay to the Executive the maximum amount of payments and benefits pursuant to Section 5, as selected by the Executive, which such opinion indicates that there is a high probability do not result in any of such payments and benefits being non-deductible to the Employer and subject to the imposition of the excise tax imposed under Section 4999 of the Code and (ii) the Employer may request, and Executive shall have the right to demand that the Employer request, a ruling from the IRS as to whether the disputed payments and benefits pursuant to section 6 hereof have such consequences. Any such request for a ruling from the IRS shall be promptly prepared and filed by the Employer, but in no event later than thirty (30) days from the date of the opinion of counsel referred to above, and shall be subject to Executive's approval prior to filing, which shall not be unreasonably withheld. The Employer and Executive agree to be bound by any ruling received from the IRS and to make appropriate payments to each other to reflect any such rulings, together with interest at the applicable federal rate provided for in Section 7872(f)(2) of the Code. Nothing contained herein shall result in a reduction of any payments or benefits to which the Executive may be entitled upon termination of employment under any circumstances other than as specified in this Section 7, or a reduction in the payments and benefits specified in Section 6 below zero.

      8. MITIGATION; COVENANT NOT TO COMPETE, EXCLUSIVELY OF BENEFITS

      (a) The Executive shall not be required to mitigate the amount of any benefits hereunder by seeking other employment or otherwise nor, except as otherwise provided elsewhere in this Agreement, shall the amount of any such benefits be reduced by any compensation earned by the Executive as a result of employment by another employer after the Date of Termination or otherwise.

      (b) The Executive hereby agrees that, following the termination of his employment under this Agreement for any reason, other than following a Change in Control of the Corporation, he will not, for a period of time equal to what would have been the then remaining term of this Agreement absent his termination of employment, directly or indirectly and in any way, whether as principal or as director, officer, employee, consultant, agent, partner or stockholder to another entity (other than by the ownership of a passive investment interest of not more than five percent (5.00 %) in a company with publicly traded equity securities), (i) own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management, operation or control of any business located within 75 miles of the Corporation's main office and prior to a Change in Control of the Corporation that competes with any business of the Employer; (ii) interfere with, solicit on behalf of another or attempt to entice away from the Employer any project, loan, arrangement, agreement, financing or customer of the Employer or any contract, agreement or arrangement that the Employer is actively negotiating with any other party, or any prospective business opportunity that the Employer has identified; or, (iii) for himself or another, hire, attempt to hire, or assist in or facilitate in any way the hiring of any employee of the Employer.

      (c) The specific arrangements referred to herein are not intended to exclude any other benefits which may be available to the Executive upon a termination of employment with the Employer pursuant to employee benefit plans of the Employer or otherwise.

      9. WITHHOLDING. All payments required to be made by the Employer hereunder to the Executive shall be subject to the withholding of such amounts, if any, relating to tax and other payroll deductions as the Employer may reasonably determine should be withheld pursuant to any applicable law or regulation.

      10. ASSIGNABILITY. Subject to the provisions of Section 6 above, the Employer may assign this Agreement and their rights and obligations hereunder in whole, but not in part, to any corporation, bank or other entity with or into which the Employer may hereafter merge or consolidate or to which the Employer may transfer all or substantially all of their assets, if in any such case said Corporation, bank or other entity shall by operation of law or expressly in writing assume all obligations of the Employer hereunder as fully as if it had been originally made a party hereto, but may not otherwise assign this Agreement or their rights and obligations hereunder. The Executive may not assign or transfer this Agreement or any rights or obligations hereunder.

      11. NOTICE. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

                  To the Employer:  James D. Rickard
                                    President & CEO
                                    Community Bank Shares of Indiana, Inc.
                                    101 West Spring Street
                                    New Albany, Indiana 47150

                  To the Executive: Christopher L. Bottorff
                                    3406 Tootenhill
                                    Jeffersonville, PT 47130

      12. AMENDMENT; WAIVER. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officer or officers as may be specifically designated by the Board of Directors of the Employer to sign on their behalf. No waiver by any party hereto at any time of any breach by any other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

      13. GOVERNING LAW. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the United States where applicable and otherwise by the substantive laws of the State of Indiana.

      14. NATURE OF OBLIGATIONS. Nothing contained herein shall create or require the Employer to create a trust of any kind to fund any benefits which may be payable hereunder, and to the extent that the Executive acquires a right to receive benefits from the Employer hereunder, such right shall be no greater than the right of any unsecured general creditor of the Employer.

      15. HEADING. The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

      16. VALIDITY. The invalidity or unenforceability of any provisions of this Agreement shall not affect the validity or enforceability of any other provisions of this Agreement, which shall remain in full force and effect.

      17. COUNTEPARTS. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

      18. REGULATORY PROHIBITION. Notwithstanding any other provision of this Agreement to the contrary, any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with Section 18(k) of the Federal Deposit Insurance Act (12 U.S.C. ss.1828(k)) and any regulations promulgated thereunder.

      19. EMPLOYER'S REPRESENTATION REGARDING REGULATORY MATTERS. Employer represents, and Executive acknowledges, that Community Bank of Kentucky, Inc., presently operates under a resolution of its Board of Directors by which it reports certain matters on a quarterly basis to the Department of Financial Institutions of the Commonwealth of Kentucky. Employer further represents that to the best of its knowledge and belief Community Bank Shares of Indiana, Inc., is presently in conformance with all applicable laws, rules, and regulations, and that no pending or threatened enforcement actions regarding any purported regulatory violations exist.

                            [Signature Page Follows]

      IN WITNESS WHEREOF this Agreement has been executed and is made effective as of this 28th day of August, 2002.

For "EMPLOYER"

      COMMUNITY BANK SHARES OF INDIANA, INC.

By:   /s/ James D. Rickard                        Attest:  /s/ Pamela P. Echols
      --------------------                               --------------------
       James D. Rickard, President                            Secretary

COMMUNITY BANK OF KENTUCKY, INC.

By:   /s/ James D. Rickard                        Attest:  /s/ Pamela P. Echols
      --------------------                                --------------------
Printed:  James D. Rickard                                    Secretary
Title:  President & CEO, Community Bank Shares

For "EXECUTIVE"

Christopher L. Bottorff
------------------------------
CHRISTOPHER L. BOTTORFF

CGF7/cbsLagr

Exhibit 10.8 - Data Processing Services Agreement with Jack Henry and
               Associates, Inc.

      JACK HENRY AND ASSOCIATES, INC.
DATA PROCESSING SERVICES AGREEMENT

      This Agreement, entered into this 10thh day of December, 2002, between:

      COMMUNITY BANK OF SOUTHERN INDIANA
      101 West Spring Street
      New Albany, IN 47150

      hereafter called "Client" and

      Jack Henry and Associates, Inc.
      663 Highway 60
      Monett, MO 65708

hereafter called "MA".

      JHA is in the business of providing data processing services throughout its trade area and Client is desirous of securing such services from JHA. Therefore, on the date first noted above, the parties do hereby agree as follows:

1. Description of Services

      Client hereby contracts for and JHA hereby agrees to furnish, on the terms and conditions hereinafter set forth, the data processing services ("SERVICES") which are enumerated on Exhibit "A" attached to and a part of this Agreement.

      Upon the completed execution of this Agreement Client and JHA shall mutually proceed in good faith i) to promptly develop a detailed plan for the conversion of Client to the Services ii) to define a mutually acceptable schedule for the training of Client's personnel with respect to the conversion to and the implementation of the Services.

2. Term of Agreement

      The original term of this agreement shall be for five (5) years with a commencement date of either the day of conversion to the new JHA system, or 240 days after the date of this Agreement, which ever occurs first. This Agreement shall be automatically extended for successive terms of one year from the expiration date of the original term. Either party may terminate the Agreement at the end of any contract term provided that written notice to this effect is given to the other party not less than 90 days prior to the end of any contract term. It being understood that if proper notification is not given, the term will automatically be renewed for one year

      In the event that the Client provides timely notice to JHA as aforesaid of its intention to terminate this Agreement, this Agreement shall terminate as provided herein. In the event of such termination, the Client shall pay JHA all direct expenses incurred by JHA in turning over to the Client all information maintained by JHA and relating to data processing Services performed by JHA for the Client. These expenses shall include, but shall not be limited to, charges for computer run time and programming requirements in accordance with JHA published rate schedules in effect at that time.

      In the event that the Client discontinues using JHA for processing prior to the end of any contract term, the Client will be liable to JHA for a lump sum early termination fee to be calculated as the average monthly billing exclusive of pass through cost including, but not limited to, data lines, postage, Federal Reserve charges, etc., for the past twelve months multiplied by the number of months and any portion of a month remaining in the contract term. In the event that any entity assumes the deposit liabilities of Client, such entity will automatically assume the obligations and liabilities of Client hereunder for the remaining contract term.

      Upon receipt of notice of Client's intention to deconvert from JHA's service bureau the agreement termination and deconversion fees listed above shall become immediately due and payable. Under no circumstances shall Client render payment of these fees later than thirty days after JHA has billed Client for them. JHA reserves the right to cease providing ALL Services to Client if any amount due to JHA under this Agreement or any other amount due JHA is not paid in a timely fashion.

      Subject to revisions as provided for hereafter, the Schedule of Service Fees will remain in effect for the term of the Agreement. At the end of each twelve (12) month period during the term, JHA may increase the Schedule of Service Fees then in effect by such an amount as JHA determines to be appropriate; provided, however, that JHA may not at that time increase the service fees in effect by a percentage greater than the percentage increase during the preceding twelve (12) month period in the "Consumer Price Index - Seasonally Adjusted US City Average for All Items for all Urban Consumers (1982-84 = 100)" published monthly in the "Monthly Labor Review" of the Bureau of Labor Statistics of the United States Department of Labor or, should that index cease to be published, the most comparable index published on a regular basis by the US Government. JHA will provide a ninety (90) day advance written notice to

Client before such changed fees go into effect.

      During the term of this Agreement, Client shall not engage any third party processor other than JHA to provide the Services and shall not perform the Services itself provided that JHA agrees to provide Services for the geographic area and volume sizes that Client requires.

3.    Ownership and Confidential Nature of Computer Software and Material

      During the term of this Agreement, JHA covenants to furnish and maintain, on its premises and at its cost, all of the equipment which it deems necessary to perform the Data Processing Services. JHA retains the right to move the equipment to any other location provided that such change will not materially alter the Services JHA provides to Client as specified in this Agreement. During the term of this Agreement, Client covenants to furnish and maintain, on its premises and at its cost, all of the equipment and materials specified by JHA as being necessary for Client to receive, transmit and otherwise utilize the data processing Services specified in Exhibit "A". The Client shall also notify JHA of the anticipated commencement of on-line Services through new or additional terminals or the opening of new branches at least thirty (30) days in advance of the commencement of such Services so as to enable JHA to arrange for necessary communication lines and with the understanding that the scheduled implementation date of such new on-line support may be dependent on the delivery schedules of third party vendors. The Client agrees to reimburse JHA when billed for charges, or the Client's portion of charges pro-rated among those Clients served, for communication lines or devices or installation of communication lines or devices arranged and paid for by JHA on behalf of the Client. Any equipment leased by JHA to Client shall be maintained in accordance with the provisions of a separate lease agreement.

      All data processing Software, specifications, documentation (including manuals, routines, sub-routines, or techniques, herein collectively called "Software") and original ideas or formulae relating to data processing or other handling or treatment of data (herein collectively called "Ideas"), are and shall remain the sole, confidential, trade secret property of JHA. It is agreed that the Client will not copy related materials or divulge the contents of said Software and Ideas to any third party without permission for such disclosure or use being granted in writing by JHA.

      The Client shall reimburse JHA for any prior agreed upon costs incurred by JHA in developing customized Software or modifications to Software to satisfy the requirements of the Client or the Client's independent auditors, including the cost of the computer time to run said Software. During the term of this Agreement JHA shall as necessary install the then most current copy of the Software and any program temporary fixes "PTFs". The installation of these Software and PTFs is necessary to enable JHA to continue processing Client's data in an accurate and timely fashion. As a result of these Software updates and PTFs it may be necessary for JHA to retrofit Client's customized code, if any, in order to guarantee its compatibility with the then current version of the Software. Client shall reimburse JHA for such retrofitting of Client's customized code at JHA's then current rates for such Services. It is further agreed that such customized Software or modifications will remain the property of JHA and, assuch, JHA has the right to use said Software or modifications in providing Services to other financial institutions.

4.    Transportation of Data

      In the event that Client desires that JHA provide Proof of Deposit Services, Image Capture Services or MICR recognition Services the following section shall apply regarding the transportation of the items to be so serviced.

      The parties acknowledge that reliable transportation of Client's input data and its processed work is necessary for JHA to perform in accordance with the Agreement. Accordingly, Client may either provide its own transportation of both the input data and processed work or it may elect to authorize JHA to contract for an authorized carrier to provide the transportation services and/or utilize JHA's own or its agent's vehicles to transport Client's input data and processed work for a fee as shown in Exhibit "A".

      In the event Client elects to authorize JHA to provide the transportation services and JHA elects to contract for a carrier to provide the necessary transportation services, such services will be rendered under the terms and conditions of a contract between JHA and said carrier or courier which such contract shall be made a part hereof by reference. JHA reserves the right to change carrier or couriers from time to time during the term of this Agreement. Client has the right to obtain from JHA a copy of the contract which is in effect upon written request to JHA. Client agrees that it is a third party beneficiary of said contract and any other which JHA may elect to become a party to during the term of this Agreement. As such, it agrees to be bound by and subject to all terms and conditions of these courier contracts, which shall be standard courier contracts, including, but not by way of limitation, any limitation of liability provisions. It is the intent of the parties that JHA's liability to Client or third parties for losses in transit, if any, shall be the same as the liability of the carrier to JHA under its Agreement. In the event JHA elects to utilize its own or its agent's vehicles to render the transportation services necessary for the performance of this Agreement, then the parties agree to be bound by a Compensation Schedule for such services, which shall be mutually agreed upon. Accordingly the same limitation of liability provisions as provided in standard courier contracts or such additional agreements as may be required by JHA to perform such courier services shall apply whether any claim is by JHA and/or Client against the authorized carrier or Client against JHA utilizing its own or its agent's vehicles.

5.    Examination

      The records maintained by JHA for the Client shall be subject to examination by those Federal or State agencies having jurisdiction over the Client to the same extent that such records would be subject to examination were they maintained and produced by the Client on its own premises, and JHA is authorized to provide the representatives of such agencies access to such records. Reasonable expenses incurred by JHA on the Client's behalf during the course of such examination may, at JHA's sole discretion, be charged to the Client by JHA with itemized accounting of such expenses.

6.    Responsibility for Data

      All records transmitted to JHA by Client shall remain the property of the Client. In order to meet the requirements of the Gramm-Leach-Bliley Financial Modernization Act, JHA and Client each agree that all information communicated to it by the other, including the terms and conditions of this Agreement, whether before the effective date or during the term of this Agreement, shall be received in strict confidence, shall be used only for the purposes of this Agreement, and that no such information shall be disclosed by the recipient party, its agents or employees without prior written consent of the other party, unless such information is publicly available from other than a breach of this provision. Each party agrees to take all reasonable precautions to prevent the disclosure to outside parties of such information, including without limitation, the terms of this Agreement except as may be necessary by reason of legal, accounting or regulatory requirements beyond the reasonable control of JHA or Client, as the case may be.

      JHA will use reasonable care in the processing of the accounts for the Client and reports to the Client. The Client agrees to promptly check and verify all of the reports received from JHA to ascertain that all data has been processed and reported correctly, and to report any discrepancies to JHA not later than three (3) business days following receipt of such reports. Business days will be defined to be Monday through Friday, from 8:00 A.M. to 5:00 P.M. EST. Failure to report any discrepancies within the time prescribed in the previous sentences shall constitute a conclusive presumption that such reports are correct and accurate.

      JHA will provide safeguards determined at its discretion to ensure protection against destruction of records and Software by fire or other disasters, loss of data in transit or machine or human error, or unauthorized manipulation of data or reports insofar as can reasonably be expected using then current techniques and/or then current accepted business practices for storage and transfer of magnetic media.

      JHA maintains a disaster recovery plan with off site data files and communications facilities for the reestablishment of Services in the event of a disaster at JHA and agrees to make such backup processing capability available to the Client in the event of a major disaster at JHA.

7.    Warranties, Exclusive Remedies and Limitation of Liability

      JHA shall have no duties or responsibilities except those expressly set forth in this Agreement. The liability of JHA for any and all damages and actual loss caused by JHA under this Agreement shall not exceed an aggregate total greater than the fees paid to JHA during the previous twelve months of this Agreement less the various expenses and pass through costs defined on Exhibit A. Client shall provide JHA with all documentation necessary to demonstrate any claimed loss by Client. JHA shall not be liable for any loss which is settled or compromised by Client without prior written consent of JHA. At the request of JHA, Client shall transfer and assign to JHA all rights and remedies of Client with respect to any claim which is ultimately paid by JHA.

      The warranties contained herein shall be divided into the following categories:

      Equipment:

            JHA shall use its own Software and current equipment such as is indicated by JHA's specific needs and Industry standards. All equipment shall be maintained in a reasonable fashion which shall be compliant with industry standards. JHA shall not be liable to Client or to any third party, including, but not limited to, customers of Client, for errors resulting from defects or malfunctions of the mechanical or electronic equipment used in performing its Services hereunder.

      Processing:

            JHA warrants to provide the Services under this Agreement in a competent manner consistent with industry standards. In the event that the Services provided by JHA shall fail to meet the foregoing standard JHA shall diligently and in good faith attempt to correct the Services without additional cost to Client. During the period that JHA is so correcting its Services, Client shall not expect JHA to provide any Services without compensation. If within a reasonable time JHA is unable to correct the Services, Client shall be entitled to an equitable reduction in fees paid to JHA for the defective Services. The remedies herein contained are exclusive.

      ATM Services:

            JHA shall not be liable to Client or to any third party, including, but not limited to, customers of Client, for any loss, damage, cost or expense arising from the use of any lost or stolen ATM cards; failure or delay in making a requested transfer; erroneous transfers; liability by reason of insufficiency of funds in any account; unauthorized transfers; and failure to comply with state or federal laws, rules or regulations.

JHA shall not be liable for delays or failures in the performance or completion of any of its obligations under or with respect to this Agreement beyond its reasonable control including, but not limited to, delays caused in whole or in part by acts of civil or military authority, riots, epidemics, war, governmental regulations, strikes, lockouts, labor difficulties, fire, hurricanes, flood, insurrection, catastrophes, failures of transportation, communications or power supply, unavoidable mechanical difficulty with its computer equipment, acts of God, or other causes beyond its control or due to third parties.

JHA shall not be liable or responsible to Client or to any third party, including, but not limited to, customers of Client, for any consequential, special, indirect, or incidental damages, even if JHA has been advised of the possibility of such damages, except to the extent such damages result solely from the willful misconduct or gross negligence of JHA. Any liability of JHA to Client resulting from failure to comply with the terms of this Agreement wherein JHA shall become legally obligated to pay for damages resulting from any claim arising from this Agreement shall be limited to the actual damages suffered by Client and under no circumstances shall the total aggregate liability of JHA under this Agreement exceed the fees paid by Client to JHA during the previous twelve months of this Agreement less the various expenses and pass through costs defined on Exhibit A. The forgoing warranties set forth in this Agreement are in lieu of all other warranties, express or implied, whether of merchantability, fitness or otherwise.

8.    Billing and Payment for Services

      The Client agrees to accept the Services and equipment described in this Agreement and in the attached Exhibit "A" and Exhibit "B"(If applicable) and to pay JHA all amounts due hereunder in accordance with such Exhibits. Following the end of each billing period, JHA shall bill the Client for all amounts due JHA hereunder for such billing period (including, but not limited to, all standard repetitive charges, all charges for additional requested Services, and other charges incurred by the Client whether contemplated by this Agreement or agreed to by independent written contract or verbal contract or otherwise requested). Payment shall be made by the Client when invoice is rendered. Payment of all invoice amounts not received by JHA within 30 days of invoice date shall bear interest at the rate of 1.5% per month (18% per year) until paid.

9.    Magnetic Ink Character Recognition

      JHA requires that the magnetic ink character recognition (MICR) line printed on certain Client input documents conform to standards acceptable to JHA. JHA shall not be liable for failure of its equipment to read the Client's input documents, nor for any subsequent errors in transmission of data or printed listing if the MICR specifications are not adhered to. Items returned in error or processed in error due to the inability of JHA equipment to read unacceptable MICR of any of the Client's input documents shall be the sole liability of the Client. Upon request, JHA will furnish the Client with detailed specifications for acceptable MICR standards.

10.   Severability

      If any provision of this Agreement or the application of any provision to either party or third person should be held invalid by a court of law, the remainder of this Agreement or the application of such provision to the parties or third parties other than those to which it is held invalid, shall not be affected thereby and shall remain in full force and effect.

11.   Entire Agreement

      This Agreement including Exhibit A attached and Exhibit B (Exhibit B is attached in the sole instance that Client will receive Item Processing Services from JHA) constitutes the sole and entire Agreement between JHA and the Client pertaining to the provision of subject Data Processing Services and supersedes all prior agreements and understandings of the parties in connection therewith.

      JHA makes no representations or warranties, expressed or implied, by operation of law or otherwise, except those expressly stated herein. This Agreement shall not be modified, amended, rescinded or waived in whole or in part except by a duly executed written document signed by the parties.

      This Agreement and the exhibits and schedules attached hereto shall be governed by the laws of the State of Missouri, and the rules and regulations of the appropriate financial institution regulatory agencies. The parties hereto bind themselves and their successors and assigns to the faithfulobservance and performance of this Agreement and the terms and conditions hereof; provided that the Client shall not assign its rights hereunder without the prior written consent of JHA.

      All notices required by this Agreement shall be sent via certified or registered mail, return receipt requested, postage prepaid, addressed to JHA at:

            Jack Henry and Associates, Inc.
            663 Highway 60
            Monett, MO 65708
            Attention: President

      and to the Client at:

            COMMUNITY BANK OF SOUTHERN INDIANA
            101 West Spring Street
            New Albany, IN 47150
            Attention: President

      The notice shall be deemed delivered on the earlier of the actual date of delivery or four days after mailing.

12.   Audit Responsibility

      JHA shall cause to be performed, on an annual basis, a third party operational review of its data processing centers. A copy of the most recently completed audit for Client's servicing center will be made available upon written request to the manager of the center. JHA shall, upon request, schedule a mutually convenient time whereby Client audit representatives may visit the processing center for further audit needs.

      Client should review on a daily basis any audit, maintenance and exception reports available from JHA.

13.   Time frames for Receipt and Delivery of Work

      JHA shall make available the following:

            o     Access to on-line files between 7:00 A.M. and 7:00 P.M. daily.

            o Access to print spool files for initiating of report printing at Client location between 6:00 A.M. and 7:00 P.M. daily.

      Additional access to on-line and print files may be made available upon request by Client.

      Client shall make data available to JHA for daily processing as follows:

            o Maintenance transactions for new and existing Client customers by 7:00 P.M.

            o MICR data file transmissions for items processed and captured by Client or a third party processor by 7:00 P.M. Later availability times may be made available on written request by Client for exception conditions. Late delivery of these items will result in the assessment of additional fees by JHA.

                  JHA recognizes that availability of certain data required for processing of Client's work (such as ATM and ACH transactions) may not be under Client's direct control. JHA will make reasonable efforts to accommodate the processing time frames of these other providers.

                  For Clients utilizing backroom check processing services of JHA, a courier pickup and delivery schedule will be developed prior to implementation to allow for adequate check clearing time frames.

                  If the installation requires JHA to have access to another vendors Software being used by Client, Client will obtain any required permission for JHA's access; and Client will pay any charges or fees made by said vendor. In this connection JHA will agree to treat said vendor's software as confidential and proprietary to said vendor.

14.   Notification of Changes

      JHA shall notify Client in advance of any changes that would affect Client procedures, system access or functionality, reports, processing time frames or related areas.

IN WITNESS WHEREOF, the parties have executed this Agreement in duplicate as of the date first written above.

JHA:                                              CLIENT:
JACK HENRY & ASSOCIATES, INC.                     COMMUNITY BANK OF
                                                  SOUTHERN INDIANA

By:      /s/ Jack Prim                            By: /s/ James D. Rickard
   -------------------                               --------------------------
         Jack Prim                                      James D. Rickard
         Chief Operating Officer                        President and
                                                        Chief Executive Officer

 Date:  December 20, 2002                         Date:  December 19, 2002

      EXHIBIT "A"
ADDENDUM TO DATA PROCESSING AGREEMENT

Monthly Processing Costs will be as follows:

Base Processing Fee includes the following applications:

      o    Customer Information File              o    Account Analysis
      o    Demand Deposit Accounting              o    Customer Profitability
      o    Savings & Club Accounting              o    Accounts Payable
      o    Loans (All types)                      o    Overdraft Protection
      o    Time Deposit Accounting                o    Home Equity Loans
      o    Repurchase Agreements                  o    Loan pricing
      o    Individual Retirement Accounting       o    Cash Sweep
      o    General Ledger                         o    ACH Origination
      o    Safe Deposit Box Accounting            o    Executive Reminder System
      o    Stockholder Accounting                 o    Account Reconciliation
      o    Automatic Funds Transfer System        o    Audit Confirmations
      o    Loan Collections

      Base Processing Fee will remain fixed for the term of the Agreement for up to a total of 31,551 Deposit and Loan accounts (regardless of account status or activity). This pricing does not include a Holding Company General Ledger. Currently, an Additional General Ledger is $350 a month and $3,500 one-time.

                             STANDARD MONTHLY COSTS:

               Base Processing Fee                                                           $13,252 (Includes up to 10 devices)
               Additional 169 Devices                                                        $5,070
               Telephone Line Charges (Estimated)                                            $1,100

               Additional Monthly Fees:
                ACH Fed-Line Interface                                                       $150
                Inclearing via Fed                                                           N/C
                 Call Reporter Interface                                                     N/C
                Enhanced Statements                                                          $100


                DSI Image Interface                                                          $825
                StreamLine Platform Automation (Deposits & Loans)                            $1,550 (Please refer to
                                                                                             attached Exhibit BSI Forms)
                JHA Teller-Host Based Teller Automation System (43 Workstations)             $1,075
                SIGMASTER                                                                    $430
                CTR MASTER                                                                   $430
                BONDMASTER                                                                   $430
                CHECKMASTER                                                                  $430
                ISOSCELES                                                                    $430
                On-Line JHA Integration                                                      $100 (Additional
                                                                                             workstations may be added at a cost of
                                                                                             $75 per workstation per month)
                InTouch Voice Response                                                       $1,600 (Includes up to
                7,5000 transactions; transactions above 7,500 @ $.06 each)
                PinPoint Report Retrieval                                                    $700
                Silhouette Document Imaging                                                  $1,500
                JHA Demand Account Reclassification                                          $500
                Collateral Tracking                                                          $145
                Enhanced Loan Servicing                                                      $415
                FinSer Interest Rate Risk Module                                             $300
                Mutual Fund Sweep                                                            $145
                Batch Interface to Other Home Banking System                                 $450
                On-Line ATM Transaction authorization - PassPort                             $300 (Includes up to 7,000
                                                                                             transactions; $.05 each additional
                                                                                             transaction)
                Card Base Fee (@ $.10 per card/per month)                                    Cost
                On-Line Debit Transaction authorization - PassPort                           $105 (Includes up to 2,500
                                                                                             transactions; $.05 each additional
                                                                                             transaction)
                ATM Driver Fee (7 ATMs)                                                      $1,200 (First ATM@ $300; each
                                                                                             additional @ $150)
                Communication Cost - JHA to PassPort                                         $150
              SUBTOTAL STANDARD MONTHLY COSTS:                                               $32,882 LESS JHA 5-YEAR



              ALLOWANCE:                                                                     ($1,325)
              TOTAL MONTHLY COSTS:


Months 1-3                                                                     $1,250*

During the first 3 months of Services under this Agreement Client shall pay when billed all pass though charges. As indicated by the $1,250.00 fee shown above. Actual processing fees for these months will be deferred until Months 4-60, when client shall pay JHA an additional $1,595.00 per month to compensate for these deferred charges.

Months 4-60                                                                    $33,152** **Calculated as shown below
Months 4-60 Standard Processing Fees                                             $31,557
Prorated repayment amount for Months 1-3                                         +$1,595
                                                                                $33,152 total monthly fee


ONE TIME COSTS

         CIF 20/20 Conversion-Installation                                             $45,000

         Education

           - Parameter Training                                                        $ 1,200 4.5 days in Charlotte, N.C. for up
              to 3 people. Parameter and product plan training to facilitate conversion planning activities. Each additional person
              $500.

           - On-Site Training                                                          $3,700 3.5 days training at financial
              institution location. Training financial institution staff on daily functions. (Financial institution provides training room and equipment) Each additional day $1,200.

         Network Connectivity Training                                                 $2,800 Includes 2-days on-site to train
             financial institution staff or network vendor on JHA connectivity standards, device naming conventions, IP addressing, terminal emulation and GUI configuration, printer setup and other information as needed.
             Additional installation assistance available for $175.00 per hour.

         Phone Line Installation (Estimated)                                           $   850
         ACH Fed-Line Interface                                                        $  -0-
         Inclearing via Fed                                                            $  -0-
         Call Reporter Interface                                                       $  -0-
         Enhanced Statements                                                           $  -0-
         DSI Image Interface                                                           $ 9,500 Pricing represents standard
          interface implementation and support fes for the
          Doc 24 Statement Format. Any non-standard customization will be billed at a of $150 per person per hour for initial implementation and annual release.
         StreamLine Platform Automation (Deposits & Loans)                             $14,000 (Includes Bankers Systems Forms
         Module for the State of 1N)
         JHA Teller-Host Based Teller Automation System                                $10,500 (Includes only modules listed in
         monthly cost section)
         STORE/FORWARD (20 @ $250 per workstation)                                     $ 5,000
         InTouch Voice Response                                                        $ 5,000
         PinPoint Report Retrieval                                                     $ 2,000
         Silhouette Document Imaging                                                   $ 9,000
         JHA Demand Account Reclassification                                           $ 1,000
         Collateral Tracking                                                           $ 500
         Enhanced Loan Servicing                                                       $ 6,000
         FinSer Interest Rate Risk Module                                              $ 1,350
         Mutual Fund Sweep                                                             $ 1,000
         Batch Interface to Other Home Banking System                                  $ 1,500
         On-Line ATM Transaction authorization - PassPort                              $ 3,000
         On-Line Debit Transaction authorization - PassPort                            $ 2,500
         ATM Driver Fee (7 ATMs)                                                       $ 3,000

TOTAL INSTALLATION/TRAINING CHARGES:                                                   $128,400




Client will pay additional costs beyond monthly processing charges as follows:

      o All telecommunication line costs, charges, expenses and installation fees at actual cost (if different from those indicated).

      o All costs, expenses and charges attributable to i) the sorting, mailing and/or transmission of reports or other output to Client or its designees, and ii) the transportation, transmission or delivery of such reports and other materials between the facilities of JHA at which the Services are provided and the delivery points of Client (other than routine courier services to the extent that they may be covered in Section "4. Transportation of Data".

      o All costs, expenses and charges incurred by JHA at Client's request including costs, expenses and charges attributable to travel, photocopy and data and record storage and retrieval, to the extent that such charges and expenses are billed by JHA.

      o All costs expenses and charges attributable to the supplies and postage used, purchased or incurred in the preparation and mailing of periodic statements to customers of Client, including paper stock, envelopes, and other related charges which are billed by JHA.

      o All Federal Reserve Bank, clearing house, regulatory agency and other third party clearing charges and all costs expenses and charges attributable to such charges.

      o     Hardware maintenance charges onsite at Client's location equipment.

      o     Any forms and supplies related to Client's printing requirements.

      o All charges associated with the costs, charges and expenses for software licensing and customization, hardware and other equipment.

      o A monthly minimum fee equal to 70% of the monthly fees shown on Exhibit "A" and Exhibit "B" (if applicable). This minimum fee shall be subject to offset to the extent that Client's actual processing fees exceed it and shall begin as of the earlier of the date the Client begins using JHA Services under this Agreement or 240 days from the date of this Agreement.

      o Costs associated with external reporting via magnetic media, such as Credit Bureau Reporting, including a cost of $75.00 per tape generated.

      o Travel and out of pocket expenses of conversion/education personnel traveling to Client location.

      o The fees shown above are for the processing of one institution on one data library. If Client adds additional institutions (other than the Community Bank of Kentucky, Bardstown, KY. which must be merged into Client prior to the commencement of Services) or additional data libraries then Client will be responsible for additional processing fees

                            SCHEDULE OF SERVICE FEES

# OF ACCOUNTS                                         PRICE PER ACCOUNT
-------------                                         -----------------
4000                                                  $ 1
5000                                                  0.8500
6000                                                  0.7500
7000                                                  0.6786
8000                                                  0.6250
9000                                                  0.6050
10000                                                 0.6000
11000                                                 0.5950
12000                                                 0.5900
13000                                                 0.5850
14000                                                 0.5800
15000                                                 0.5750
16000                                                 0.5700
17000                                                 0.5650
18000                                                 0.5600
19000                                                 0.5550
20000                                                 0.5500
21000                                                 0.5450
22000                                                 0.5400
23000                                                 0.5350
24000                                                 0.5300
25000                                                 0.5250
26000                                                 0.5200
27000                                                 0.5150
28000                                                 0.5100
29000                                                 0.5050
30000                                                 0.5000
31000                                                 0.4990
32000                                                 0.4980
33000                                                 0.4970
34000                                                 0.4960
35000                                                 0.4950
36000                                                 0.4940
37000                                                 0.4930
38000                                                 0.4920
39000                                                 0.4910
40000                                                 0.4900
41000                                                 0.4890
42000                                                 0.4880
43000                                                 0.4870
44000                                                 0.4860
45000                                                 0.4850
46000                                                 0.4840
47000                                                 0.4830
48000                                                 0.4820
49000                                                 0.4810
50000                                                 0.4800
51000                                                 0.4790
52000                                                 0.4780
53000                                                 0.4770
54000                                                 0.4760






BSI FORMS

      (a) Client will sign a separate LICENSE/SUPPORT-LINE AGREEMENT (LSLA) directly with Bankers Systems, Inc (BSI) which will permit Client to acquire and use the proprietary Laser Forms of BSI on the JHA Platform System(TM).

      (b) Client will pay JHA in advance the annual current usage fee of BSI Laser Forms from July 1 to July 1. The initial fee will be prorated from 30 days after JHA completes the installation to next July 1. This Agreement is for the use of BSI Laser Forms only for the states(s) specified above. Additional fees will be required if other states are added hereafter.

      (c) Client will receive support for use of BSI's Laser Forms directly from BSI and not from JHA. The Warranty on said Laser Forms is granted to Client by BSI in said LSLA. Client understands and agrees that JHA makes no warranty or guaranty of said Laser Forms, and has no liability or responsibility to Client or any other entity for said Laser Forms, or the use thereof.

      (d)   The following forms will NOT be supplied by nor supported by BSI:
                  RE Appraisal form #A00067
                  Sales Agreement #F01073
                  Postponement & Modification Agreement #F46146
                  General Agreement #F46148
                  Attorney's Final Certificate of Title #F76032
                  Insurance Certificate #F76046
                  Attorney's First Certificate of Title #F76048
                  Recorder's Receipt for Mortgage #F76052
                  Owner's Affidavit #F76073
                  Materialmens's Affidavit & Release #F76093
                  Construction Acknowledgment #F76094
                  Closing Instructions - JR Lien #F76123
                  Construction Loan Agreement #76147
                  Inspection Report #F76158
                  Personal Statement #F76203
                  Residential Appraisal Review Form #F76278
                  Recert. Of Value #F76313
                  Drawal Request #F76324
                  Property Inspection Information #F76337
                  Termite Letter #F76454
                  RE Appraisal Request Form PPB05
                  Hypothecation Agreement #U76026
                  ECOA
                  Federal Reserve Form G-3
                  PB Loan Agreement
                  Request For Certification (TransAmerica)
                  Statement of Legal Services
                  Stock Assignment Separate from Certificate
                  Revolving Credit Mortgage #F75232
                  Seller Escrow Authorization #F76286
                  Description of Perpetual Line (CL) #F76337
                  Description of Perpetual Line (1) #F76377
                  Description of Perpetual Line (2) #F76376
                  Tax Advice Waiver #F76378
                  Termite Letter #F76454
                  Second Home Rider - Form 389
                  REFI Acknowledgment Z0007
                  Agreement & Disclosure - Checkline Z0014
                  Borrower's Cert. - HELOC
                  Credit Line Insurance
                  ECOA
                  Foundation Notice
                  Gift Letter
                  Disclosure & Disclaimer For Construction Loans #A00069
                  Home Equity Line of Credit Agreement Form
                  Overdraft Protection Form

                              CONTRACT MODIFICATION

WHEREAS, JACK HENRY & ASSOCIATES, INC., 663 West Highway 60, Monett, MO 65708
(JHA) entered into a Data Processing Services Agreement (Agreement) dated December 10, 2002, with COMMUNITY BANK OF SOUTHERN INDIANA, 101 West Spring Street, New Albany, IN 47150 (Client).

NOW THEREFORE, JHA and Client mutually contract and agree that said Agreement is modified as follows:

1. The "DATA PROCESSING SERVICES AGREEMENT" is changed and modified as follows:

      A. In Section "2. Term of Agreement":

            1.    Following the fourth subparagraph insert the following:

                  "Upon the completion of thirty six months of processing under this Agreement JHA will permit Client to give JHA 12 months written notice of its intent to terminate this agreement in order to move to in-house processing using either the JHA Silverlake System(R) or JHA CIF 20/20(TM) software. In order to avail itself of this option Client will need to license the software from JHA, pay all installation fees associated with such installation of the software and purchase all required hardware from JHA."

            2.    Add a new subparagraph as follows:

                  "In the event that upon proper and timely notice Client deconverts from the Services or if JHA ceases to do business for any reason then JHA will within thirty (30) days of JHA's receipt of said notice provide Client with one set of test tapes with appropriate file layouts, and one set of final deconversion tapes. Each set will consist of up to 5 tapes at no cost with an additional cost of $75.00 per tape for each additional tape. All tapes will be provided in standard format. In no event shall the charges for the preceding services exceed an amount of $7,500.00 for these deconversion services. All other services and/or programming will be performed and billed at JHA's then current standard rate."

      B. In Section "3. Ownership and Confidential Nature of Computer Software and Material" immediately following the first sentence in the first subparagraph insert the following:

            "JHA shall keep the software used to provide the Services current with commercially reasonable standards for the banking industry in general. Additionally, JHA shall maintain the software used to provide the services in compliance with the appropriate federal and state banking laws. Client shall provide JHA notice of any changes to or interpretations of federal and state banking laws which Client believes have a direct impact on JHA's compliance with said laws in regard to Client."

      C.    In Section "6. Responsibility for Data":

            Revise the second sentence of the second subparagraph to read as follows:

            "The Client agrees to promptly check and verify all of the reports received from JHA to ascertain that all data has been processed and reported correctly, and to report any discrepancies to JHA not later than five (5) business days following receipt of such reports."

      D.    In Section "13. Time frames for Receipt and Delivery of Work":
            Strike:

            "MICR data file transmissions for items processed and captured by Client or a third party processor by 7:00 PM. Later availability times may be made available on written request by Client for exception conditions. Late delivery of these items will result in the assessment of additional fees by JHA."

            And replace it with:

            "MICR data file transmissions for items processed and captured by Client or a third party processor by 9:00 P.M. Central Time. Later availability times may be made available on written request by Client for exception conditions. Late delivery of these items will result in the assessment of additional fees by JHA."

In witness whereof, the parties have caused this CONTRACT MODIFICATION to be executed by their duly authorized representatives.

JHA:                                          CLIENT:
JACK HENRY & ASSOCIATES, INC.                 COMMUNITY BANK OF SOUTHERN INDIANA
By: /s/ Jack Prim                             By: /s/ James D. Rickard
    -----------------------                       ------------------------------
      Jack Prim                                       James D. Rickard
------------------------------------              ------------------------------
Type/Print Name                               Type/Print Name

Title:  COO                                   Title:  President & CEO,
        ----------------------------                ----------------------------
                                                      Community Bank Shares

Date:  December 30, 2002                      Date:      12-19-02
       --------------------                         ----------------------------

Exhibit 10.9 - Electronic Funds Transfer Agreement with Jack Henry and
               Associates, Inc.

                         JACK HENRY AND ASSOCIATES, INC.
             ELECTRONIC FUNDS TRANSFER PROCESSING SERVICES AGREEMENT

This Agreement, entered into this 10th day of December, 2002 between:

                                              COMMUNITY BANK OF SOUTHERN INDIANA
                                                     101 West Spring Street
                                                     New Albany, IN 47150
hereafter called "Client" and

                                               Jack Henry and Associates, Inc.
                                                         633 Highway 60
                                                        Monett, MO 65708
hereafter called "JHA".

JHA is in the business of providing electronic switch processing services throughout its trade area and Client is desirous of securing such services from JHA.

Therefore, on the date first noted above, the parties do hereby agree as follows:

1.    Definitions.

      In addition to other terms defined elsewhere in this Agreement, the following terms shall have the following meanings when used in this Agreement, unless the context clearly requires otherwise:

      a) "Products" mean the Processing Services, computer software programs, Documentation, JHA-supported files and databases utilized by JHA, Additional Products (as defined below), and any modifications, revisions, enhancements, or updates to any of the foregoing.

      b) "Documentation" means the documentation for JHA Processing Services provided to Client, as amended from time-to-time.

      c) "Live Transaction" means a collection of related electronic messages designed to complete a Transaction, for other than test or certification purposes, at an automated teller machine ("ATM"), point of sale ("POS") device or other device which accepts debit and/or credit cards for payment or other funds transfer purposes, and which Transaction is concluded by a credit or a debit to a cardholder's account.

      d) "Network" means an electronic funds transfer network supported by JHA.

      e) "Transaction" means an authorization request, inquiry transaction, cash withdrawal, payment transaction, refund or reversal initiated by a cardholder at an automated teller machine ("ATM"), point of sale ("POS") device or other device which accepts debit and/or credit cards for payment purposes and which is transmitted to JHA for processing hereunder.

      f) "Processing Services" means the computer data processing services provided by JHA to Client in accordance with this Agreement and may include terminal driving, electronic authorization, links to Networks, transaction switching, and other support services described in Exhibit A attached hereto.

2.    Description of Processing Services.

            Client hereby contracts for and JHA hereby agrees to furnish, on the terms and conditions set forth herein, the Processing Services which are enumerated on Exhibit A attached to and a part of this Agreement. Upon the completed execution of this Agreement Client and JHA shall mutually proceed in good faith to promptly develop a detailed plan for the conversion of Client to the Processing Services

3.    Term of Agreement.

            This Agreement shall have a term of five (5) years with a commencement date of either the day PROCESSING SERVICES are first provided by JHA to Client, or 240 days after the date of this Agreement, which ever occurs first. Thereafter this Agreement shall automatically renew for successive five
(5) year terms unless terminated by either party by written notice no less than one hundred eighty (180) days prior to the expiration of the then current five
(5) year term of this Agreement. In addition, either party may terminate this Agreement by written notice to the other party should a determination be made by any judicial or administrative authority that the Processing Services provided pursuant to this Agreement are illegal.

            In the event that the Client provides timely notice to JHA as aforesaid of its intention to terminate this Agreement, this Agreement shall terminate as provided herein. In the event of such termination, the Client shall pay JHA all direct expenses incurred by JHA in turning over to the Client all information maintained by JHA and relating to Processing Services performed by JHA for the Client. These expenses shall include, but shall not be limited to, charges for computer run time and programming requirements in accordance with JHA published rate schedules in effect at that time. In the event that the Client discontinues using JHA Processing Services prior to the end of any contract term, the Client will pay to JHA via ACH payment a lump sum early termination fee to be calculated as the average monthly billing exclusive of pass through cost including, but not limited to, data lines, postage, Federal Reserve charges, etc., for the past twelve months multiplied by the number of months and any portion of a month remaining in the contract term. In the event that any entity assumes the deposit liabilities of Client, such entity will automatically assume the obligations and liabilities of Client hereunder for the remaining contract term.

            Upon receipt of notice of Client's intention to deconvert from JHA's

Processing Services the early termination and expenses listed above shall become immediately due and payable. Under no circumstances shall Client render payment of these fees later than thirty days after JHA has billed Client for them. JHA reserves the right to cease providing ALL Processing Services to Client if any amount due from Client to JHA under this Agreement or any other amount due from Client to JHA is not paid in a timely fashion. JHA shall have the right to terminate this Agreement should Client fail to pay any amounts due to JHA hereunder and fail to cure that default within seven (7) days after written notice. In that event JHA shall treat said nonpayment as an anticipatory breach and shall be entitled to proceed as though Client had given JHA proper notice of its intention to discontinue Processing Services as provided for above. Either party may terminate this Agreement should the other party materially breach any other obligation under this Agreement and fail to cure that breach within thirty
(30) days after written notice.

4.    File Ownership and Security.

      a) File Security. JHA acknowledges that all data files provided by Client are the property of Client and that JHA's use thereof or access thereto does not create in JHA any right, title or interest therein, except as provided for hereunder. JHA will implement reasonable security precautions and take appropriate actions with respect to the Client data files so as to enable JHA to satisfy its obligations under this Agreement and to prevent the loss, alteration or unauthorized access of Client data files.

      b) Security and Protection of Products. Client acknowledges that the Products and Processing Services are the property of JHA and that Client's use thereof does not create in Client any right, title, or interest therein, except as provided for hereunder. Client will implement reasonable security precautions and take appropriate action so as to enable Client to satisfy its obligations under this Agreement and to prevent the loss, alteration or unauthorized access of Products or Processing Services.

5.    Examination.

            The records maintained by JHA for the Client shall be subject to examination by those Federal or State agencies having jurisdiction over the Client to the same extent that such records would be subject to examination were they maintained and produced by the Client on its own premises, and JHA is authorized to provide the representatives of such agencies access to such records. Reasonable expenses incurred by JHA on the Client's behalf during the course of such examination may, at JHA's sole discretion, be charged to the Client by JHA with itemized accounting of such expenses.

6.    Exclusivity.

            Once Client has ordered a specific Processing Service from JHA and has transferred such Processing Services to JHA from its current provider of such Processing Services, Client agrees to obtain that Processing Service exclusively from JHA through the term of the Agreement; except that, if Client has given written notice of its intent not to renew this Agreement at the end of the term, Client may, during the final ninety (90) days of this Agreement, transfer such portion of its Processing Services as Client may deem necessary to assure continued service at the end of this Agreement. Client shall nevertheless remain responsible for all required payments, including but not limited to any applicable minimum payments, network fees and phone line disconnections fees throughout the entire term of this Agreement.

7.    JHA 's Reliance on Client's Instructions..

            In general, JHA will expect to receive any necessary instructions, information or data from Client. However, it is contemplated that data, information or certain instructions from time to time may be transmitted directly to JHA by third parties on behalf of Client. JHA agrees to respond to such data, information and instructions from third parties when it is customary for such to be provided in that manner. JHA shall be entitled to reasonably rely upon any data, information or instructions provided hereunder.

8.    Client Duties and Responsibilities.

      a) Responsibility for Client Instructions/Information. Client assumes responsibility for the consequence of any instructions or other information given to its customers by Client. Client shall also be responsible for instructions provided to or by certain third party vendors as described in Section 7 above.

      b) Notice of Discrepancies. Client shall be responsible for auditing and balancing the data contained in any reports, and for reconciling any out-of-balance condition. Client will notify JHA of any out-of-balance condition which Client believes or reasonably should have believed to be caused by a failure of the Processing Services by midnight of the tenth (10th) working day immediately following the day of receipt by Client. Failure of Client to notify JHA of any out-of-balance condition within such time period waives Client's right to an adjustment. In the event that Client fails to notify JHA within 10 days of any out of balance condition and Client desires JHA assist Client in correcting said out of balance condition then JHA shall at its sole discretion provide such assistance at its then current fee for such services. In the event of the foregoing JHA shall not assume any liability for any attempted correction.

      c)    Third Party Products and Processing Services.

            (i) Network Access. If as a part of the Processing Services, Client requests access to Networks or other third party service providers, Client agrees to enter into the appropriate agreements with such Networks and/or third party service providers, including but not limited to sponsoring financial institutions. Client agrees to comply with the terms of any such Network and/or third party service provider agreement, all applicable Network operating rules and regulations, and to pay any fees imposed by Network(s) and/or third party service providers with respect to Client. JHA shall sign a "processor" or other agreement if required by the Network or third party service provider in order to provide Processing Services to Client under this Agreement. Client shall indemnify, defend and hold JHA harmless from any fees, costs, liability or obligation to the Network or third party service provider arising out of any such agreement or otherwise, unless JHA has specifically assumed such fees, costs, liabilities or obligations hereunder, and notwithstanding any provision of any such "processor" or other agreement signed by JHA. It is understood and agreed that any Network sponsorship for Client under this Agreement shall be coterminous with this Agreement; provided, however, that both parties shall comply with any applicable Network operating rules and regulations and all applicable laws after any termination of any sponsorship provided for pursuant to this Agreement.

            (ii) Changes to the Processing Services. If any Network or third party service provider mandates changes to the Processing Services, or changes are required to or because of the terminals used for the Processing Services, Client shall be responsible for paying for such changes on a time and materials basis, provided however that JHA will use reasonable efforts to prorate such charges among its customers using the affected Network, service provider or terminal.

            (iii) Reporting Responsibility. Client shall be responsible for any
                  Client specified reporting that is mandated by a Network and/or third party service provider. Any fees assessed with respect to such reporting shall be the responsibility of the Client.

      d) Cooperation. The obligations of JHA under this Agreement are subject to and conditioned upon the cooperation and timely performance by Client of its obligations, including but not limited to compliance by Client with any requirements contained in the Documentation.

      e) Financial Obligations. Client will maintain account(s) within their own institution or with such financial institutions as may be required for Network sponsorship and to maintain such balances as may be required for settlement of transaction activity, authorized adjustments or any other financial obligations arising under the Processing Services.

      f) Client is responsible for reviewing its monthly billing for Services provided by JHA. In the event that Client does not report any discrepancy with said billing or challenge any charges in writing on any bill within ninety days of the bills presentation to Client then Client shall be deemed to have waived any correction of such non reported and/or non challenged errors and JHA shall have no further obligations relating to said billing.

9.    Payment.

            Client agrees to pay upon presentation by JHA of an electronic funds transfer debit for such amount, the then applicable charges for the Products covered thereby. Unless specified otherwise, all amounts are due when the Processing Services have been completed or other Products provided. JHA shall provide an invoice to the Client for review prior to initiation of the electronic funds transfer debit. Set-up fees and annual fees will be invoiced and are payable in advance. Amounts outstanding after the due date are subject to an interest charge to date of payment of the lesser of 18% per annum or the highest legally allowable rate. JHA may adjust its fees annually, upon at least sixty (60) days written notice; provided no such increase, except with respect to rates for professional services, shall exceed 10%. Notwithstanding the foregoing, unless otherwise specified in Exhibit A, JHA reserves the unrestricted right to charge Client the amount of any increases in third party telecommunications charges (plus any JHA's service charge), Network pass-through fees or other such expenses incurred on behalf of Client by JHA. Additionally JHA reserves the right to immediately terminate Processing Services under this Agreement and to terminate this Agreement if any amount due hereunder shall not be paid via ACH within (5) five days of its original ACH transfer attempt or if any ACH payment due under this Agreement is reversed without written notice to JHA of said reversal and JHA's written acceptance of said reversal.

10.   Changes to Processing Services.

            JHA reserves the right to modify the Processing Services provided during the term of this Agreement. In the event of a modification that materially degrades the quality or performance of the Processing Services to Client, and said degradation has not been corrected by JHA within ninety (90) days of written notice to JHA of said degradation, Client may cancel the Agreement within thirty (30) days of the receipt of updated Documentation describing the modification, without penalty, effective sixty (60) days after receipt by JHA of written notice of termination from Client.

11.   Disaster Recovery.

            Upon request, JHA will provide Client access, at JHA, to the non-confidential portions of JHA's disaster recovery plan, or will provide a copy thereof at its then current charges. JHA agrees to release such information (under appropriate confidentiality agreement) as may be reasonably necessary to allow Client to develop its own disaster recovery plan to work in concert with the JHA plan.

12.   Insurance.

            JHA will maintain a Fidelity Bond covering loss of money, securities or other property resulting from one or more fraudulent or dishonest acts for which JHA is legally liable.

13.   Warranties.

            Client's Remedies and Limitation of Liability. JHA and Client acknowledge that circumstances could arise entitling Client to damages or rescission arising from performance by JHA of its obligations hereunder or a failure by JHA to perform its obligations and have agreed in all such circumstances that Client's remedies and JHA's liabilities will be limited to those set forth in this Agreement. For material breach or default of this Agreement, JHA's sole obligation shall be to remedy the breach.

            JHA shall have no duties, liabilities, or responsibilities except those expressly set forth in this Agreement.

            Client shall provide JHA with all documentation necessary to prove any claimed loss by Client. JHA shall not be liable for any loss which is settled or compromised by Client without prior written consent of JHA. At the request of JHA, Client shall transfer and assign to JHA all rights and remedies of Client with respect to any claim which is ultimately paid by JHA.

            The warranties contained herein shall be divided into the following categories:

                        Equipment:

                  JHA shall use software and current equipment such as is indicated by JHA's specific needs and Industry standards. All equipment shall be maintained in a reasonable fashion which shall be compliant with industry standards. JHA shall not be liable to Client or to any third party, including, but not limited to, customers of Client, for errors resulting from defects or malfunctions of the mechanical or electronic equipment used in performing its Processing Services hereunder.

                        Processing:

                  JHA warrants to provide the Processing Services under this Agreement in a competent manner consistent with industry standards. In the event that the Processing Services provided by JHA shall fail to meet the foregoing standard JHA shall diligently and in good faith attempt to correct the Processing Services without additional cost to Client. During the period that JHA is so correcting its Processing Services, Client shall not expect JHA to provide any Processing Services without compensation. If within a reasonable time JHA is unable to correct the Processing Services, Client shall be entitled to an equitable reduction in fees paid to JHA for the defective Processing Services. The remedies herein contained are exclusive.

                        ATM/Debit Card Services:

                  JHA shall not be liable to Client or to any third party, including, but not limited to, customers of Client, for any loss, damage, cost or expense arising from the use of any lost or stolen ATM and/or debit cards; failure or delay in making a requested transfer; erroneous transfers; liability by reason of insufficiency of funds in any account; unauthorized transfers; and failure to comply with state or federal laws, rules or regulations.

                  JHA shall not be liable for delays or failures in the performance or completion of any of its obligations under or with respect to this Agreement beyond its reasonable control including, but not limited to, delays caused in whole or in part by acts of civil or military authority, riots, epidemics, war, governmental regulations, strikes, lockouts, labor difficulties, fire, hurricanes, flood, insurrection, catastrophes, failures of transportation, communications or power supply, unavoidable mechanical difficulty with its computer equipment, acts of God, or other causes beyond its control or due to third parties.

                  JHA shall not be liable or responsible to Client or to any third party, including, but not limited to, customers of Client, for any consequential, special, punitive, indirect, or incidental damages, even if JHA has been advised of the possibility of such damages. THE FOREGOING WARRANTIES SET FORTH IN THIS AGREEMENT ARE IN LIEU OF ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, WHETHER OF MERCHANTABILITY, FITNESS OR OTHERWISE. IN ANY ACTION BY CLIENT AGAINST JHA ARISING FROM THE PERFORMANCE, OR FAILURE OF PERFORMANCE OF JHA's OBLIGATIONS UNDER THIS AGREEMENT, DAMAGES SHALL BE

      LIMITED SOLELY TO DIRECT MONEY DAMAGES ACTUALLY INCURRED BY CLIENT AND DIRECTLY ATTRIBUTABLE TO JHA's PERFORMANCE OR FAILURE TO PERFORM, REGARDLESS OF THE FORM OF ACTION AND WHETHER IN CONTRACT, TORT, STRICT LIABILITY, OR OTHERWISE; PROVIDED, HOWEVER, THAT IN NO EVENT SHALL SUCH DAMAGES OR ANY RIGHT OF RECOVERY BY CLIENT EXCEED THE TOTAL CHARGES PAID BY CLIENT TO JHA UNDER THIS AGREEMENT FOR THE THREE (3) MONTHS IMMEDIATELY PRECEDING THE DATE ON WHICH CLIENT'S CLAIM AROSE, LESS THE VARIOUS EXPENSES AND PASS THROUGH COSTS DEFINED ON EXHIBIT A. IN NO EVENT SHALL JHA BE RESPONSIBLE OR LIABLE FOR ANY LOSS OF PROFITS, INCIDENTAL, CONSEQUENTIAL, SPECIAL, PUNITIVE, OR INDIRECT DAMAGES OF ANY KIND OR NATURE.

                  Client agrees that JHA shall have no duty of indemnity or contribution for a third party claim arising from the use of the Products or JHA's performance or non-performance of any Processing Services hereunder.

                  Client acknowledges and agrees that the damage and liability limitations set forth in this Section 13 are reasonable in light of all present and reasonably foreseeable events and the possible amount of actual damages to Client. The limitations set forth in this Section 13 will survive termination of this Agreement notwithstanding Client election to rescind or otherwise be discharged from this Agreement.

14.   Client's Liability for Third Party Claims.

            Client agrees to defend, indemnify and hold JHA harmless from any claim by a third party for any damages, including lost profits, direct, incidental, consequential, special, indirect or punitive damages arising out of or relating to Client's use of the Products and Processing Services; provided JHA promptly notifies Client of any such claims and Client is provided an opportunity to fully participate in the defense or settlement of any such claims.

15.   Network Mandated Changes to the Processing Services.

            If any Network or third party service provider mandates changes to the Processing Services, or changes are required to or because of the terminals used for the Processing Services, or as a result of changes in applicable law and/or regulation, Client shall be responsible for paying for such changes on a time and materials basis, provided however that JHA will use its best effort to prorate such charges among its customers using the affected Network, service provider or terminal.

16.   Local Lines.

            Client shall have sole and exclusive responsibility for provision and maintenance (including all local, state and federal taxes if any) of local dial-up lines used by Client's ATMs at which transactions processed by JHA hereunder originate. Client shall provide telecommunication line access for each such ATM at Client's expense.

17.   Merchant Interaction.

            Client shall have sole and exclusive responsibility for sales and marketing services to merchants including but not limited to arranging for hardware shipment, delivery, installation, proposing rollout schedules to JHA for JHA's approval, ensuring compliance by merchants with Network rules and regulations, ensuring compliance by Client and merchants with all applicable federal and state regulations, handling of all adjustments and chargebacks, providing on-going monitoring and service of all ATMs, and for providing settlement reporting to all merchants behind the Client. JHA does not as a result of this Agreement agree to undertake any direct relationship or privity with any merchant behind Client. In the event that Client requests that JHA interact directly with any such merchant behind Client to an extent beyond JHA's provision of the Processing Services hereunder, Client shall compensate JHA for such interaction on a time and materials basis.

18.   ATM and Telecommunications.

            Client agrees to maintain its ATM configuration and its telecommunications network standards in accordance with the standards set forth in the Documentation. In the event Client does not maintain such standards, JHA reserves the right to pass through any and all additional related charges to Client that JHA incurs due to Client's non-conformance to the JHA standards in regard to ATM configuration and telecommunications network. These charges (including local, state, and federal taxes if any) will be listed on the monthly Client invoice and shall be due and payable upon billing.

19.   Taxes.

            Any taxes based upon this Agreement, the Processing Services or Products provided, including but not limited to sales, use and personal property taxes, shall be paid by Client. Notwithstanding the foregoing, Client shall not be responsible for any taxes based upon the income of JHA.

20.   Confidentiality.

            JHA and Client each agree that all information communicated to it by the other, including the terms and conditions of this Agreement, whether before the effective date or during the term of this Agreement, shall be received in strict confidence, shall be used only for the purposes of this Agreement, and that no such information shall be disclosed by the recipient party, its agents or employees without prior written consent of the other party, unless such information is publicly available from other than a breach of this provision. Each party agrees to take all reasonable precautions to prevent the disclosure to outside parties of such information, including without limitation, the terms of this Agreement except as may be necessary by reason of legal, accounting or regulatory requirements beyond the reasonable control of JHA or Client, as the case maybe.

21.   Equipment Return.

            Any equipment provided by JHA and placed at the Client's site during the term of this Agreement must be returned at termination of this Agreement at the expense of Client. Client will pay to JHA an amount equal to the fair market value of any equipment not returned to JHA within thirty (30) days after termination. Equipment may include, but is not limited to: ATM modems, JHA's workstations and other telecommunications equipment. If Client changes the Processing Services provided to Client under this Agreement and said change results in Equipment, communications systems and lines which will no longer be needed, the Client shall bear all fees associated with said items including but not limited to buyouts of the contracts and leases and termination fees associated therewith as applicable.

22.   Expiration of Offer.

            This offer for Products in this Agreement will expire if not executed by the Client and returned to JHA within sixty (60) days from the date first listed above.

23.   Audit Responsibility.

            JHA shall cause to be performed, on an annual basis, a third party operational review of its processing centers. A copy of the most recently completed audit for Client's servicing center will be made available upon written request to the manager of the center. JHA shall, upon request, schedule a mutually convenient time whereby Client audit representatives may visit the processing center for further audit needs. Client should review on a daily basis any audit, maintenance and exception reports available from JHA.

24.   Assignability.

            This Agreement shall not be transferable or assignable by Client without prior written consent by JHA. However, Client may assign its rights and obligations under this Agreement by written document, to which JHA is a signing party, to any holding company which becomes a majority stockholder or parent company of Client by voluntary action and with the written approval of Client and its stockholders. In this event, both Client and the assignee shall be responsible and liable to JHA for the performance of the obligations and duties of Client pursuant to this Agreement.

25.   Entire Agreement.

            This Agreement including Exhibit A attached and incorporated herein constitutes the sole and entire Agreement between JHA and the Client pertaining to the provision of subject Processing Services and supersedes all prior agreements and understandings of the parties in connection therewith. JHA makes no representations or warranties, express or implied, by operation of law or otherwise, except those expressly stated herein. This Agreement shall not be modified, amended, rescinded or waived in whole or in part except by a duly executed written document signed by the parties. This Agreement and the exhibits and schedules attached hereto shall be governed by the laws of the State of Missouri, and the rules and regulations of the appropriate banking regulatory agencies. The parties hereto bind themselves and their successors and assigns to the faithful observance and performance of this Agreement and the terms and conditions hereof ; provided that the Client shall not assign its rights hereunder without the prior written consent of JHA.

            All notices required by this Agreement shall be sent via certified or registered mail, return receipt requested, postage prepaid, addressed to JHA at:

                         Jack Henry and Associates, Inc.
                                 663 Highway 60
                                Monett, MO 65708
                            Attention: Terry Thompson

      and to the Client at:

                       COMMUNITY BANK OF SOUTHERN INDIANA
                             101 West Spring Street
                              New Albany, IN 47150
                              Attention: President

      The notice shall be deemed delivered on the earlier of the actual date of delivery or four days after mailing. IN WITNESS WHEREOF, the parties have executed this Agreement in duplicate as of the date first written above.

JHA:                                          CLIENT:
JACK HENRY & ASSOCIATES, INC.                 COMMUNITY BANK OF SOUTHERN INDIANA

By:  /s/ Terry W. Thompson                    By:  /s/  James D. Rickard
     ----------------------                      ----------------------------

Terry W. Thompson                             James D. Rickard
---------------------------                   -------------------------------
Print/Type Name                               Print/Type Name

Title:  President                             Title:  President
        -------------------                         ----------------------------

Date:  December 23,2002                       Date:  12-19-02
       --------------------                          ---------------------------

EXHIBIT "A"

Processing (Monthly Fees)

Transaction Fee.............................................  $.10/trans, with $500 min.

Connect Fee, monthly........................................  .....        $400.00
Endpoint/ACH charge, monthly................................  .....        $29.00
Adjustments, via FAX........................................  $15.00 each
Monthly Network Connect Charge
   Cirrus ..................................................  $50.00
    Plus ...................................................  $50.00

Visa Check (Monthly Fees)
   Transaction Fee (Authorization)..........................  $.15 each, with $500 min.
   Transaction Fee (Settlement).............................  $.04 each
   Connect Fee, monthly.....................................  $250.00
   Sponsorship Fee, monthly.................................  $150.00
   Visa Pass Through .......................................  Billed at cost
   Hot carding fee (manual).................................  $10.00/card
   PassPort Auto Hot Card...................................  $.04
Exceptions Management Back Office (per attached Exceptions Management Back Office Client Agreement)

One Time Fees

   ATM Card Installation Fee................................  $1,000.00
   Debit Card Installation Fee..............................  $2,500.00
   Cirrus...................................................  $300.00
   Plus.....................................................  $300.00
   Regional Network Set-Up Fee..............................  pass thru

VISA CRIS (Fees only apply if services are used.)

Pass Through Fees
    One Time Set Up ........................................  $500.00/FI
    Monthly Support Fee ....................................  $150.00/Fl
    Scored Transaction......................................  $.0025/Transaction
    Report Re-transmission..................................  $50.00/Request
PassPort Fees
   One Time Set Up..........................................  $250.00
   Monthly Support Fee......................................  $50.00


Miscellaneous Fees (Fees only apply if services are used.)

 Adding a new BIN.....................................................  $500.00    (One time)

 Adding a new ATM.....................................................  $150.00    (Monthly)

 Add ATM Expedite Fee.................................................  $150.00    (One time)

 Change debit card Network............................................  $1,000.00  (One time)

Change in ATM network membership......................................  $1,000.00  (One time)

 Change regional networks. ie. Pulse to Star.

Change in authorization type..........................................  1,000.00  (One time)

 Change or upgrade from strip file auth to PassPort.

Database Maintenance..................................................  $25.00 each

 Pager group, welcome screen, surcharge screen, marketing messages, receipt print, etc.

"Friendly Surcharge Network" .........................................  $500.00 setup

   ...................................................................  $50.00 /month

Card Order Files to Card Vendor ......................................  $250.00 setup

   ...................................................................  $10.00/ transmission

 Procedural Manuals...................................................  $30.00 Plus Shipping

      2 manuals are issued at installation time at no charge. Additional manuals would be furnished at an additional charge per manual.

Special Gen Requests..................................................  $500.00    (One time)



Balancing Assistance .................................................  no charge

      Telephone assistance above and beyond.

Report Re-spool.......................................................  $25.00 (Past 60 Days)

Training, Remedial....................................................  $1000.00 per day plus travel expenses

Training, Phone.......................................................  no charge

 Programming .........................................................  $150.00/hr

 Research Fee ........................................................  $75.00/hr


Client will pay additional costs beyond monthly processing charges as follows:

o     Miscellaneous MasterCard and Visa fees as billed.

o All telecommunication line costs, charges, expenses and installation fees at actual cost (if greater than those indicated).

o Billing for phone services shall begin at date of actual installation of said services.

o In the event of the cancellation of phone services for any reason Client shall bear all costs associated with said cancellation.

o All costs, expenses and charges incurred by JHA at Client's request including costs, expenses and charges attributable to travel, photocopy and data and record storage and retrieval, to the extent that such charges and expenses are billed by JHA.

o All costs expenses and charges attributable to the supplies and postage used, purchased or incurred in the preparation and mailing of periodic statements to customers of Client, including paper stock, envelopes, and other related charges which are billed by JHA.

o All Federal Reserve Bank, clearing house, regulatory agency and other third party clearing charges and all costs expenses and charges attributable to such charges.

o     Hardware maintenance charges on equipment maintained at Client's site.

o     Any forms and supplies related to Client's printing requirements.

o All charges associated with the costs, charges and expenses for software licensing and customization,

      hardware and other equipment.

o A monthly minimum fee equal to 70% of the monthly fees shown on Exhibit "A" . This minimum fee shall be subject to offset to the extent that Client's actual processing fees exceed it and shall begin as of the earlier of the date the Client begins using JHA Processing Services under this Agreement or 240 days from the date of this Agreement.

o Travel and out of pocket expenses of conversion/education personnel traveling to Client location.

                              CONTRACT MODIFICATION

This Contract Modification is entered into on December 10, 2002, by and between COMMUNITY BANK OF SOUTHERN INDIANA, 101 West Spring Street, New Albany, IN 47150 (Client) and JACK HENRY & ASSOCIATES, INC., 663 West Highway 60, Monett, MO 65708 (JHA) who mutually contract and agree as follows:

Client and JHA are signing and entering into multiple other written contracts and agreements dated December 10, 2002. Certain of those contracts and agreements are changed and modified as follows:

1. The "ELECTRONIC FUNDS TRANSFER PROCESSING SERVICES AGREEMENT" is changed and modified as follows:

      A.    In Section "3. Term of Agreement.":

            a. Revise the second sentence of the first subparagraph to read as follows:

      "Thereafter this Agreement shall automatically renew for successive one
(1) year terms unless terminated by either party by written notice no less than ninety (90) days prior to the expiration of the then current five (5) year term of this Agreement."

            b.    Revise the second subparagraph to read as follows:

      "In the event that the Client provides timely notice to JHA as aforesaid of its intention to terminate this Agreement, this Agreement shall terminate as provided herein. In the event of such termination, the Client shall pay JHA all direct expenses incurred by JHA in turning over to the Client all information maintained by JHA and relating to Processing Services performed by JHA for the Client. These expenses shall include, but shall not be limited to, charges for computer run time and programming requirements in accordance with JHA published rate schedules in effect at that time. JHA shall cap its expenses for such deconversion at $2,500.00. This fee shall include one set of test tapes with file layouts and one set of final deconversion tapes containing Client cardholder information. Additional support services and tape request will be available at the rate of $150.00/hour.

      In the event that the Client discontinues using JHA Processing Services prior to the end of any contract term, the Client will pay to JHA via ACH payment a lump sum early termination fee to be calculated as the average monthly billing exclusive of pass through cost including, but not limited to, data lines, postage, Federal Reserve charges, etc., for the past twelve months multiplied by the number of months and any portion of a month remaining in the contract term. In the event that any entity assumes the deposit liabilities of Client, such entity will automatically assume the obligations and liabilities of Client hereunder for the remaining contract term."

      B.    In Section "13. Warranties.":

            Strike:

            "JHA shall not be liable or responsible to Client or to any third party, including, but not limited to, customers of Client, for any consequential, special, punitive, indirect, or incidental damages, even if JHA has been advised of the possibility of such damages. THE FOREGOING WARRANTIES SET FORTH IN THIS AGREEMENT ARE IN LIEU OF ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, WHETHER OF MERCHANTABILITY, FITNESS OR OTHERWISE. IN ANY ACTION BY CLIENT AGAINST JHA ARISING FROM THE PERFORMANCE, OR FAILURE OF PERFORMANCE OF JHA's OBLIGATIONS UNDER THIS AGREEMENT, DAMAGES SHALL BE LIMITED SOLELY TO DIRECT MONEY DAMAGES ACTUALLY INCURRED BY CLIENT AND DIRECTLY ATTRIBUTABLE TO JHA's PERFORMANCE OR FAILURE TO PERFORM, REGARDLESS OF THE FORM OF ACTION AND WHETHER IN CONTRACT, TORT, STRICT LIABILITY, OR OTHERWISE; PROVIDED,
HOWEVER, THAT IN NO EVENT SHALL SUCH DAMAGES OR ANY RIGHT OF RECOVERY BY CLIENT EXCEED THE TOTAL CHARGES PAID BY CLIENT TO JHA UNDER THIS AGREEMENT FOR THE THREE (3) MONTHS IMMEDIATELY PRECEDING THE DATE ON WHICH CLIENT'S CLAIM AROSE, LESS THE VARIOUS EXPENSES AND PASS THROUGH COSTS DEFINED ON EXHIBIT A. IN NO EVENT SHALL JHA BE RESPONSIBLE OR LIABLE FOR ANY LOSS OF PROFITS, INCIDENTAL, CONSEQUENTIAL, SPECIAL, PUNITIVE, OR INDIRECT DAMAGES OF ANY KIND OR NATURE. "

            And replace it with the following:

      "JHA shall not be liable or responsible to Client or to any third party, including, but not limited to, customers of Client, for any consequential, special, punitive, indirect, or incidental damages, even if JHA has been advised of the possibility of such damages. THE FOREGOING WARRANTIES SET FORTH IN THIS AGREEMENT ARE IN LIEU OF ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, WHETHER OF MERCHANTABILITY, FITNESS OR OTHERWISE. IN ANY ACTION BY CLIENT AGAINST JHA ARISING FROM THE PERFORMANCE, OR FAILURE OF PERFORMANCE OF JHA's OBLIGATIONS UNDER THIS AGREEMENT, DAMAGES SHALL BE LIMITED SOLELY TO DIRECT MONEY DAMAGES ACTUALLY INCURRED BY CLIENT AND DIRECTLY ATTRIBUTABLE TO JHA's PERFORMANCE OR FAILURE TO PERFORM, REGARDLESS OF THE FORM OF ACTION AND WHETHER IN CONTRACT, TORT, STRICT LIABILITY, OR OTHERWISE; PROVIDED, HOWEVER, THAT IN NO EVENT SHALL SUCH DAMAGES OR ANY RIGHT OF RECOVERY BY CLIENT EXCEED THE TOTAL CHARGES PAID BY CLIENT TO JHA UNDER THIS AGREEMENT FOR THE TWELVE

      (12) MONTHS IMMEDIATELY PRECEDING THE DATE ON WHICH CLIENT'S CLAIM AROSE, LESS THE VARIOUS EXPENSES AND PASS THROUGH COSTS DEFINED ON EXHIBIT A. IN NO EVENT SHALL JHA BE RESPONSIBLE OR LIABLE FOR ANY LOSS OF PROFITS, INCIDENTAL, CONSEQUENTIAL, SPECIAL, PUNITIVE, OR INDIRECT DAMAGES OF ANY KIND OR NATURE."

In witness whereof, the parties have caused this CONTRACT MODIFICATION to be executed by their duly authorized representatives.

JHA:                                          CLIENT:
JACK HENRY & ASSOCIATES, INC.                 COMMUNITY BANK OF SOUTHERN INDIANA

By:  /s/ Terry W. Thompson                    By:  /s/  James D. Rickard
     ---------------------                       -------------------------------

Terry W. Thompson                             James D. Rickard
-----------------                             ----------------------------------
Print/Type Name                               Print/Type Name

Title:  President                             Title:  President
                                                     ---------------------------
Date:  December 23,2002                       Date:  12-19-02
                                                     ---------------------------

                        EXCEPTIONS MANAGEMENT BACK OFFICE
                                CLIENT AGREEMENT

      WHEREAS, JACK HENRY & ASSOCIATES, INC., 663 West Highway 60, Monett, MO 65708 ("JHA") and COMMUNITY BANK OF SOUTHERN INDIANA, 101 West Spring Street, New Albany, IN 47150 ("Client") entered into an Electronic Funds Transfer Processing Services Agreement dated December 10, 2002 ("Agreement");

      NOW, THEREFORE it is mutually agreed as follows:

By signing this Exceptions Management Back Office Addendum ("Client Agreement"), JHA agrees to provide, and Client agrees to receive, the services described in this Client Agreement, subject to all of the terms and conditions set forth below.

I.    General Description of Services

      The Exception Management Back Office service (the "Service") enables Client to refer Client's VisaCheck(R) and/or MasterMoney(R) cardholders (each, a "Cardholder") to a chargeback specialist for handling of Cardholder charge disputes ("Chargebacks"). The chargeback specialists will act on the Client's behalf to analyze Cardholder dispute(s), obtain necessary Chargeback-related documentation, and manage the Chargeback process from the initial retrieval process through any optional arbitration and compliance proceedings.

II.   JHA Responsibilities

      JHA will provide the following to Client:

            1. Coordination of the exception management back office implementation process

            2.    Access to chargeback specialists

                  o     via telephone, FAX, e-mail, or USPS first class mail

                  o Monday through Friday, normal business hours for areas served, excluding normal bank holidays ("Normal Business Hours")

                        3. Exceptions case management

                        o coordination of Chargeback case throughout Chargeback cycle

                              o documentation

                              o retrieval request

                              o Chargeback

                              o representments

                              o second Chargeback

                              o optional arbitration and compliance proceedings

                        o communication

                              o with Cardholder

                              o with Visa and MasterCard

                              o with Client

                              o consulting

                              o with Cardholder on rights and documentation

                              o with Client on next steps

                        4. Reporting

                        o actions taken on behalf of Client

                        o monthly summary reporting

                        5. Standard Service Levels

                        o take appropriate action within three (3) business days of receipt of required documentation; provided, however, Client understands and agrees that Client must promptly provide required documentation sufficiently in advance of network deadlines in order to allow JHA, acting reasonably under the circumstances, to take appropriate action in advance of such network deadlines. These requirements are explained in more detail in the Documentation.

III. Client Responsibilities

            In order to utilize the Service, Client understands and agrees that it must:

            1. Assign appropriate resources to work with the implementation team and chargeback specialists

            2. Provide all required data, including e-mail address, at time of setup

            3. Provide instructions to its Cardholders and Client personnel about calling

            4.    Authorize JHA to access and use historical transaction data

            5.    Assist with obtaining necessary documentation when requested

            6. Initiate appropriate entries to Cardholder accounts or Client's internal accounts or both based upon reports generated by JHA

IV.   Documentation

      Upon the execution of this Client Agreement, JHA will provide to Client one (1) copy of its standard user documentation ("Documentation") for the Service. JHA may update the Documentation from time-to-time upon written notice to Client. Such Documentation is and remains confidential and proprietary information for all purposes of the Agreement. The Documentation explains the Service in more detail and further specifies the responsibilities of JHA and Client regarding the Service. JHA and Client will comply with the requirements of the Documentation. JHA reserves the right to charge for additional copies of documentation.

V.    Pricing Pricing for the Service is as follows:

            One-time Implementation Fee               $250.00   Monthly   Client
            Fee                                       $ 80.00   Standard   Case
            Management Fee (per case opened)          $ 15.00   Enhanced   Case
            Management Fee                            $ 100.00


      The Implementation Fee covers the expense to add Client's program and associated data, to the exceptions management systems. For this fee, JHA will manage all steps required to implement successfully the Client's program, including database changes and required testing. It also covers the cost of initial Client Documentation. The fee is applied to each Client BIN set up and is due upon execution of this Client Agreement.

      The Monthly Client Fee is applied to each issuer and can cover multiple BINS. The fee covers the cost to maintain Client on file and to communicate with Cardholders, Client, Visa and MasterCard.

      The Standard Case Management Fee is imposed on each case opened. Generally, a case is opened when a Cardholder of Client questions the validity of a transaction, requiring a chargeback specialist to begin the case management process. A standard case may consist of a retrieval request, Chargeback, re-presentment or second (arbitration) Chargeback or some combination of them. Case management fees are accumulated throughout each month and are charged on Client's monthly invoice.

      The Enhanced Case Management Fee is imposed when arbitration, compliance or good faith collections efforts documentation is received by JHA.

      Note: Fees separately imposed by MasterCard and Visa for exception processing are the responsibility of Client.

      JHA reserves the right to increase prices by giving the Client at least ninety (90) days advance written notice of the proposed price increase.

VI.   Additional Terms and Conditions

      A. JHA and Client represent and warrant that the individuals signing this Client Agreement below on their respective company's behalf are duly authorized to bind their respective companies to the terms and conditions of this Client Agreement.

      B. Client agrees that JHA will invoice Client, and Client shall pay to JHA, the fees set forth in this Client Agreement within 30 days of issuance of the invoice.

      C. Client recognizes that in the provision of Services under this Client Agreement, JHA will have access to and will use account, transaction, and other information that may be considered confidential information. Notwithstanding any other provision of this Client Agreement, Client hereby consents to JHA, the affiliates of JHA, and their respective independent contractors under appropriate confidentiality agreements, storing, disclosing and using such information in order to manage and to reduce payment and fraud risks and to manage and recover losses suffered by financial institutions and others; and to the extent and only in a manner that such storage, disclosure, and use may be permitted under federal, state, or local statutes, regulations, and requirements applicable to eFunds or to JHA, including but not limited to the Fair Credit Reporting Act and the Fair Debt Collection Practices Act. eFunds shall assist JHA in complying with any reporting or disclosure requirements applicable to JHA under any federal, state or local statutes, regulations, or requirements.

      D. Client understands that JHA may provide some or all of the Services directly or through an independent contractor. JHA shall ensure that it has an appropriate written agreement with any such independent contractor to comply with JHA's obligations under this Client Agreement.

      E. Client acknowledges and agrees that, although the Service is designed to provide Client the means to meet

            Visa and MasterCard Chargeback and Cardholder dispute resolution requirements, JHA makes no representations, warranties or guarantees that any or all Cardholder disputes will be resolved to the satisfaction of the parties through the Services provided herein. Neither JHA nor its service providers shall be responsible for any losses, damages, or liabilities, whether in contract, tort (including negligence), strict liability or under any other theory, incurred by Client or its representatives or agents, or any cardholders, caused by inaccuracies or errors in the Service, or otherwise associated with the Service. In no event shall JHA nor its independent contractors be liable for indirect, special, incidental, or consequential damages including, but not limited to, lost profits incurred by Client or its representatives or agents, or any cardholders in connection with the Service or services provided under this Client Agreement. EXCEPT AS EXPRESSLY SET FORTH HEREIN, JHA AND ITS INDEPENDENT CONTRACTORS DISCLAIM ALL WARRANTIES WITH RESPECT TO THE SERVICE PROVIDED UNDER THIS CUSTOMER AGREEMENT, BOTH EXPRESS AND IMPLIED, INCLUDING BUT NOT LIMITED TO ANY IMPLIED WARRANTY OF MERCHANTABILITY AND WARRANTY OF FITNESS FOR A PARTICULAR PURPOSE.

      F. Client shall indemnify, defend and hold JHA, its independent contractors, and their officers, agents and employees, harmless from and against any and all losses, claims, demands, actions, causes of action, suits, costs, attorney's fees, damages, expenses, compensation, penalties, liabilities and obligations of any kind asserted by a third party resulting from, arising out of, or incurred in connection with any Client (i) use of the Service and any information obtained thereform; (ii) failure to comply with Visa or MasterCard operating rules or regulations, or applicable law; or
            (iii) failure to comply with the terms of this Client Agreement.

      G. Notwithstanding the preceding subsections E and F, the Client shall receive a credit to the Client's settlement account in the actual amount of any Chargeback for which Chargeback rights have been lost, where such loss was caused by the negligence of JHA or its independent contractors or the failure of JHA or its independent contractors to perform their responsibilities under section II of this Agreement; provided, that with respect to the item for which Chargeback rights have been lost, the Client has fully complied with the Client's responsibilities under section III of this Agreement. In no event shall such obligation under this Agreement to make payments to the Client under this subsection G exceed Twenty-Five Thousand Dollars ($25,000) or the total amount paid by the Client under the Client Agreement, whichever amount is higher.

      H. Said Agreement is adopted, ratified and incorporated herein by reference, and shall also govern this Client Agreement and in the event of any conflict between the Agreement and the terms of Client Agreement the terms of the Client Agreement shall control.

IN WITNESS WHEREOF, the parties thereto cause this Client Agreement to be duly executed on this 10th day of December, 2002.

JHA:                                          CLIENT:
JACK HENRY & ASSOCIATES, INC.                 COMMUNITY BANK OF SOUTHERN INDIANA

By:  /s/ Terry W. Thompson                    By:  /s/  James D. Rickard
     --------------------------                  -------------------------------

Terry W. Thompson                             James D. Rickard
-------------------------------               ----------------------------------
Print/Type Name                               Print/Type Name

Title:  President                             Title:  President & CEO,
                                                      Community Bank Shares

Date:  December 23,2002                       Date:  12-19-02

ABA#  _______________

Exhibit 11.1 - Computation of Earnings Per Share

                                                  2002           2001         2000
                                                  ----           ----         ----
                                              (In thousands, except per share amounts)
Basic
    Net income                                   $ 2,126       $ 2,955       $ 2,679
                                                 =======       =======       =======
    Average shares:
      Common shares issued                         2,728         2,728         2,728
      Less:   Unallocated ESOP shares                 (8)          (16)          (24)
              Treasury stock                        (284)         (212)         (147)
              Performance share awards                --            (1)           (4)
                                                 -------       -------       -------
         Average shares outstanding                2,436         2,499         2,553
                                                 =======       =======       =======
    Net income per common share, basic           $  0.87       $  1.18       $  1.05
                                                 =======       =======       =======
Diluted
    Net income                                   $ 2,126       $ 2,955       $ 2,679
                                                 =======       =======       =======
    Average shares:
      Common shares outstanding for basic          2,436         2,499         2,553
      Add:  Dilutive effects of outstanding
        options                                       16             4             1
                                                 -------       -------       -------
      Average shares and dilutive
        potential common shares                  $ 2,452       $ 2,503       $ 2,554
                                                 =======       =======       =======
Net income per common share, diluted             $  0.87       $  1.18       $  1.05
                                                 =======       =======       =======


Stock options for 69,700, 134,817 and 120,408 common shares were excluded from 2002, 2001 and 2000 diluted earnings per share because they were antidilutive.


Exhibit 21 -- Subsidiaries of Registrant

                                                              State of Incorporation
Name of Subsidiary                                                or Organization
------------------                                                ---------------
Community Bank of Southern Indiana                                    Indiana
     CBSI Holdings, Inc.                                              Nevada
     CBSI Investments, Inc.                                           Nevada
         CBSI Investment Portfolio Management, LLC                    Nevada
     First Community Service Corporation                              Indiana

Community Bank of Kentucky                                           Kentucky
     Nelson Service Corporation                                      Kentucky


Exhibit 23.1

                    CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Form S-8 Registration Statement No. 333-60089 and Form S-3 Registration Statement No. 333-40211 of Community Bank Shares of Indiana, Inc., of our report dated January 31, 2003 on the consolidated financial statements of Community Bank Shares of Indiana, Inc. as of December 31, 2002 and 2001 and for the years then ended as included in the registrant's annual report on Form 10-K.

Crowe, Chizek and Company LLP

Louisville, Kentucky
March 28, 2003

Exhibit 23.2

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in the Form S-8 Registration Statement No. 333-60089 and the Form S-3 Registration Statement No. 333-40211 of Community Bank Shares of Indiana, Inc. of our report dated January 27, 2001 on the consolidated financial statements for the year ended December 31, 2000 appearing in the annual report on Form 10-K for the year ended December 31, 2002.

MONROE SHINE & CO., INC.

New Albany, Indiana
March 28, 2003


Exhibit 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Form 10-K of Community Bank Shares of Indiana, Inc. for the year ended December 31, 2002, I, James D. Rickard, Chief Executive Officer of Community Bank Shares of Indiana, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Form 10-K for the year ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in such Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operation of Community Bank Shares of Indiana, Inc.

By:      /s/ James D. Rickard
   --------------------------------------------------
         James D. Rickard
         President and
           Chief Executive Officer

Date:  March 31, 2003

Exhibit 99.2

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Form 10-K of Community Bank Shares of Indiana, Inc. for the year ended December 31, 2002, I, Paul A. Chrisco, Chief Financial Officer of Community Bank Shares of Indiana, Inc., hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Form 10-K for the year ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in such Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operation of Community Bank Shares of Indiana, Inc.

By:      /s/ Paul A. Chrisco
   -------------------------------
         Paul A. Chrisco
         Senior Vice President,
         Chief Financial Officer

Date:  March 31, 2003