Form 10-Q
period 2003-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2003-05-15
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

                                 Not applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,371,641 shares of common stock were outstanding as of May 15, 2003.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                     INDEX

Part I   Financial Information                                             Page

           Item 1.  Financial Statements

             Consolidated Balance Sheets                                     3

             Consolidated Statements of Income                               4

             Consolidated Statements of Changes in Stockholders' Equity      5

             Consolidated Statements of Cash Flows                           6

             Notes to Consolidated Financial Statements                    7-11


           Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12-20

           Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                             21-23

           Item 4.  Controls and Procedures                                  24


Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                           25

Signatures                                                                   26

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002   27-28

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   March 31,     December 31,
                                                                     2003           2002
                                                                   ---------      ---------
                                                               (In thousands, except share data)
ASSETS
Cash and due from banks                                            $   8,906      $   6,631
Interest bearing deposits in other financial institutions                981            950
Securities available for sale, at fair value                          77,175         92,374
Loans held for sale                                                   10,588          9,230
Loans, net                                                           340,936        321,634
Federal Home Loan Bank stock, at cost                                  7,709          7,700
Accrued interest receivable                                            1,938          1,967
Premises and equipment, net                                           11,267         11,324
Cash surrender value life insurance                                   10,647         10,514
Other assets                                                           3,164          3,225
                                                                   ---------      ---------
    Total Assets                                                   $ 473,311      $ 465,549
                                                                   =========      =========

LIABILITIES
Deposits
    Non-interest bearing                                           $  30,551      $  25,790
    Interest bearing                                                 269,242        264,040
                                                                   ---------      ---------
       Total deposits                                                299,793        289,830
Short-term borrowings                                                 38,411         36,393
Federal Home Loan Bank advances                                       88,000         92,700
Accrued interest payable                                                 337            337
Other liabilities                                                      3,597          2,992
                                                                   ---------      ---------
    Total Liabilities                                                430,138        422,252
                                                                   ---------      ---------

STOCKHOLDERS' EQUITY
Preferred stock, without par value;
  5,000,000 shares authorized; none issued                                --             --
Common stock, $.10 par value per share;
  10,000,000 shares authorized; 2,728,298 shares issued;
  2,373,001 and 2,394,545 shares outstanding                             273            273
Additional paid-in capital                                            19,536         19,533
Retained earnings                                                     27,775         27,373
Accumulated other comprehensive income (loss)                          1,147          1,332
Unearned ESOP and performance share awards - 6,701
  shares (7,657 shares at December 31, 2002)                             (70)           (80)
Treasury stock, at cost - 348,596 shares (326,096
  shares at December 31, 2002)                                        (5,488)        (5,134)
                                                                   ---------      ---------
    Total Stockholders' Equity                                        43,173         43,297
                                                                   ---------      ---------
    Total Liabilities and Stockholders' Equity                     $ 473,311      $ 465,549
                                                                   =========      =========

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                      2003       2002
                                                                     ------     ------
                                                           (In thousands, except per share data)
INTEREST INCOME
  Loans, including fees                                              $5,405     $5,108
  Securities:
    Taxable                                                             587        984
    Tax-exempt                                                          149        132
  Federal Home Loan Bank cash and stock dividends                       105        110
  Interest bearing deposits in other financial institutions               4         12
                                                                     ------     ------
       Total interest income                                          6,250      6,346
                                                                     ------     ------

INTEREST EXPENSE
  Deposits                                                            1,408      1,930
  Federal Home Loan Bank advances                                     1,298      1,344
  Short-term borrowings                                                 101         98
                                                                     ------     ------
       Total interest expense                                         2,807      3,372
                                                                     ------     ------
       Net interest income                                            3,443      2,974
  Provision for loan losses                                             296        138
                                                                     ------     ------
       Net interest income after provision for loan losses            3,147      2,836
                                                                     ------     ------

NON-INTEREST INCOME
  Service charges on deposit accounts                                   411        200
  Commission income                                                      56        148
  Gain on sale of available for sale securities                          95         62
  Gain on sale of mortgage loans                                        223         73
  Loan servicing income, net of amortization                             24         21
  Increase in cash surrender value of life insurance                    133         89
  Other                                                                  51         50
                                                                     ------     ------
        Total non-interest income                                       993        643
                                                                     ------     ------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                      1,757      1,379
  Occupancy                                                             224        205
  Equipment                                                             231        192
  Data processing                                                       293        261
  Marketing and advertising                                              52         95
  Loss on sale of foreclosed real estate                                121         --
  Other                                                                 467        355
                                                                     ------     ------
       Total non-interest expense                                     3,145      2,487
                                                                     ------     ------
  Income before income taxes                                            995        992
  Income tax expense                                                    249        274
                                                                     ------     ------
  Net Income                                                         $  746     $  718
                                                                     ======     ======

  Earnings per share:
       Basic                                                         $ 0.31     $ 0.29
                                                                     ======     ======
       Diluted                                                       $ 0.31     $ 0.29
                                                                     ======     ======


See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                            Common             Additional                Other                             Total
                                            Shares     Common   Paid-In    Retained  Comprehensive  Unearned  Treasury Stockholders'
                                          Outstanding  Stock    Capital    Earnings      Income       ESOP      Stock     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                   2,394,545   $ 273   $ 19,533    $ 27,373    $  1,332      $ (80)    $ (5,134)  $ 43,297

Cash dividends declared on
  common stock ($0.145 per share)                 --      --         --        (344)         --         --           --       (344)
Purchase treasury stock                      (23,500)     --         --          --          --         --         (369)      (369)
Commitment of shares to be released
  under the ESOP                                 956      --          5          --          --         10           --         15
Stock options exercised                        1,000      --         (2)         --          --         --           15         13
Comprehensive income:
  Net income                                      --      --         --         746          --         --           --        746
  Change in unrealized gain (loss) on
    interest rate swap, net of
    reclassifications and tax effects             --      --         --          --          45         --           --         45
  Change in unrealized gain (loss)
    on securities available for sale, net
    of tax effects                                --      --         --          --        (223)        --           --       (223)
  Change in minimum pension liability,
    net of tax effects                            --      --         --          --          (7)        --           --         (7)
------------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                               561
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                    2,373,001   $ 273   $ 19,536    $ 27,775    $  1,147      $ (70)    $ (5,488)  $ 43,173
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                                        2003          2002
                                                                      --------      --------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $    746      $    718
  Adjustments to reconcile net income to net cash
     from operating activities:
        Provision for loan losses                                          296           138
        Depreciation expense                                               270           237
        Net amortization of securities                                     246           186
        Gain on sale of available for sale securities                      (95)          (62)
        Mortgage loans originated for sale                             (12,443)       (7,373)
        Proceeds from mortgage loan sales                               11,308         7,897
        Net gain on sales of mortgage loans                               (223)          (73)
        Loss on sale of foreclosed real estate                             121            --
        Increase in cash surrender value of life insurance                (133)          (89)
        Federal Home Loan Bank stock dividends                              (9)          (10)
        ESOP and performance share award expense                            15            23
        Net change in
           Accrued interest receivable                                      29           227
           Accrued interest payable                                         --            46
           Other assets                                                    (76)           45
           Other liabilities                                               681          (333)
                                                                      --------      --------
             Net cash from operating activities                            733         1,577
                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
        Net change in interest bearing deposits with banks                 (31)       (1,129)
        Activity in available for sale securities:
            Sales                                                        8,165        10,231
            Purchases                                                   (2,069)      (12,304)
            Maturities, prepayments and calls                            8,613         5,731
        Loan originations and payments, net                            (20,013)       (8,406)
        Purchase of premises and equipment, net                           (213)         (202)
        Proceeds from sale of foreclosed real estate                       509            --
        Investment in cash surrender value of life insurance                --       (10,000)
                                                                      --------      --------
             Net cash from investing activities                         (5,039)      (16,079)
                                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

        Net change in deposits                                           9,963         6,762
        Net change in short-term borrowings                              2,018        (3,489)
        Proceeds from Federal Home Loan Bank advances                   44,140        11,000
        Repayment of advances from Federal Home Loan Bank              (48,840)           --
        Purchase of treasury stock                                        (369)         (541)
        Stock options exercised                                             13            --
        Dividends paid                                                    (344)         (360)
                                                                      --------      --------
             Net cash from financing activities                          6,581        13,372
                                                                      --------      --------
Net change in cash and due from banks                                    2,275        (1,130)
Cash and due from banks at beginning of period                           6,631         8,442
                                                                      --------      --------
Cash and due from banks at end of period                              $  8,906      $  7,312
                                                                      ========      ========

Non cash transfers:
        Transfer from loans to foreclosed real estate                 $    415      $     --


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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report for the year ended December 31, 2002. The consolidated financial statements include the accounts of the Company and the Banks. All material intercompany balances and transactions have been eliminated in consolidation.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation.

                                                       Three months ended
                                                            March 31,
In thousands, except per share amounts                  2003        2002
--------------------------------------------------------------------------------
Net income as reported                                 $   746     $   718
Less:  Stock-based compensation expense
     determined under fair value based method               18          20
                                                       -------     -------
Pro forma net income                                   $   728     $   698
                                                       =======     =======

Basic earnings per share as reported                   $  0.31     $  0.29
Pro forma basic earnings per share                        0.31        0.28

Diluted earnings per share as reported                    0.31        0.29
Pro forma diluted earnings per share                      0.31        0.28

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    Securities

The amortized cost and fair value of available for sale securities and the related unrealized holding gains and losses were as follows:

                                                                           Gross         Gross
                                                             Amortized   Unrealized    Unrealized      Fair
                                                               Cost        Gains         Losses        Value
                                                             --------     --------      --------      --------
                                                                                    (in thousands)
March 31, 2003:
    Securities available for sale:
        U. S. Government and federal agency                  $  3,532     $    108      $     --      $  3,640
        State and municipal                                    12,667          418           (30)       13,055
        Mortgage-backed                                        50,395          820           (25)       51,190
        Corporate bonds                                         9,242           58           (10)        9,290
                                                             --------     --------      --------      --------
                Total securities available for sale          $ 75,836     $  1,404      $    (65)     $ 77,175
                                                             ========     ========      ========      ========

December 31, 2002:
    Securities available for sale:
        U. S. Government and federal agency                  $  8,552     $    204      $     --      $  8,756
        State and municipal                                    12,687          391           (38)       13,040
        Mortgage-backed                                        60,209        1,109           (23)       61,295
        Corporate bonds                                         9,249           34            --         9,283
                                                             --------     --------      --------      --------
                Total securities available for sale          $ 90,697     $  1,738      $    (61)     $ 92,374
                                                             ========     ========      ========      ========


3.    Loans

Loans at March 31, 2003 and December 31, 2002 consisted of the following:

                                         March 31, 2003   December 31, 2002
                                         --------------   -----------------
                                                  (in thousands)
Commercial                                 $ 111,934          $ 106,576
Mortgage loans on real estate:
     Residential                              83,367             81,618
     Commercial                               74,443             67,745
     Construction                             31,592             29,081
Home equity                                   31,977             29,595
Loans secured by deposit accounts                428                345
Consumer                                      11,195             10,488
                                           ---------          ---------
     Subtotal                                344,936            325,448
Less:
     Allowance for loan losses                (4,000)            (3,814)
                                           ---------          ---------
Loans, net                                 $ 340,936          $ 321,634
                                           =========          =========

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    Deposits

Deposits at March 31, 2003 and December 31, 2002 consisted of the following:


                                               March 31, 2003  December 31, 2002
                                               --------------  -----------------
                                                        (in thousands)
Demand (NOW)                                      $ 36,737         $ 38,008
Money market accounts                               74,687           74,448
Savings                                             30,203           30,656
Individual retirement accounts-savings                 322              338
Individual retirement accounts-certificates
  of deposits                                       16,742           16,173
Certificates of deposit, $100,000 and over          31,572           28,048
Other certificates of deposit                       78,979           76,369
                                                  --------         --------

Total interest bearing deposits                    269,242          264,040


Total non-interest bearing deposits                 30,551           25,790
                                                  --------         --------

           Total deposits                         $299,793         $289,830
                                                  ========         ========

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    Supplemental Disclosure for Earnings Per Share

Earnings per share were computed as follows:

                                                       Three months ended
                                                           March 31,
In thousands, except for share                     -------------------------
   and per share amounts                              2003           2002
                                                   ----------     ----------
Basic:
      Earnings:
            Net income                             $      746     $      718
                                                   ==========     ==========

      Shares:
            Weighted average
                 common shares outstanding          2,382,646      2,467,922
                                                   ==========     ==========

Net income per share, basic                        $     0.31     $     0.29
                                                   ==========     ==========

Diluted:
      Earnings:
            Net income                             $      746     $      718
                                                   ==========     ==========

      Shares:
            Weighted average
              common shares outstanding             2,382,646      2,467,922
              Add:  Dilutive effect of
                   outstanding options                  6,380         13,586
                                                   ----------     ----------

            Weighted average common shares
             outstanding, as adjusted               2,389,026      2,481,508
                                                   ==========     ==========

Net income per share, diluted                      $     0.31     $     0.29
                                                   ==========     ==========


Stock options for 95,900 and 75,500 shares of common stock were excluded from the entries for the three months ended March 31, 2003 and March 31, 2002 diluted net income per share, respectively, because their impact was antidilutive.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.    Derivative Financial Instruments and Hedging Activities

The Company uses derivative financial instruments for the purpose of hedging the risks of future cash flows caused by movements in interest rates. The Company uses derivatives only for the purpose of hedging such risks, not for speculation. The Company entered into a hedging relationship such that the changes in cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At March 31, 2003, a hedging relationship existed for $25.0 million in floating rate commercial loans. During the first quarter of 2003 and the last four months of 2002 (the swap was entered into on August 30, 2002), the hedge was highly effective; changes in the fair value of the swap are accordingly reported in other comprehensive income and will be reclassified to earnings over the life of the hedge. During the three months ended March 31, 2003, the Company reclassified $141,000 of the market value of the interest rate swap as an increase to interest income on loans.

Following is an analysis of the changes in the pretax net gain on cash flow hedges included in accumulated other comprehensive income.

                                                March 31, 2003  March 31, 2002
                                                --------------  --------------
                                                       (in thousands)
Beginning balance                                 $ 746,000       $      --
Increase in value for the period                    215,000              --
Reclassified to interest income on loans           (141,000)             --
                                                  ---------       ---------

Ending balance                                    $ 820,000       $      --
                                                  =========       =========

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

Financial Condition

Total assets increased 1.7% to $473.3 million at March 31, 2003 from $465.5 million at December 31, 2002, primarily as a result of increases in net loans receivable of $19.3 million and cash and due from banks of $2.3 million, though such increases were offset by a decrease in securities available for sale of $15.2 million. Funding provided by total liabilities increased $7.9 million from December 31, 2002, primarily as a result of an increase in deposits of $10.0 million. Total equity increased $125,000 from December 31, 2002, a result of an increase in retained earnings offset by a reduction in unrealized gains on securities as well as treasury stock purchases and dividends paid to shareholders.

Loans receivable, net, were $340.9 million at March 31, 2003 as compared to $321.6 million at December 31, 2002, an increase of 6.0%. The Banks continue to focus on originating loans secured by owner occupied manufacturing and retail facilities, general business assets, and single family residential real estate. Loan growth was particularly strong in the commercial loan area as commercial mortgage loans rose $6.7 million and commercial business loans rose $5.4 million as sustained lower interest rates continued to stimulate commercial loan demand. In addition, residential real estate loans increased $1.7 million. The Company currently retains ten year mortgage loans that it originates and sells substantially all fifteen and thirty-year conforming mortgage loans into the secondary market to reduce the interest rate risk of holding such assets should interest rates rise.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Securities available for sale decreased 16.5% from $92.4 million at December 31, 2002 to $77.2 million at March 31, 2003. This decrease is the result of generally lower mortgage interest rates causing an increase in the rate of prepayment with respect to the Company's mortgage backed securities. Additionally, $8.2 million in securities were sold during the first quarter of 2003 to fund loan growth.

Total deposits increased from $289.8 million at December 31, 2002 to $299.8 million at March 31, 2003, an increase of 3.4%. Growth in deposits over the last three months occurred primarily in non-interest bearing demand deposits, which increased 18.5%, and time deposits, which grew 5.5%. Non-interest bearing deposits increased $4.8 million to $30.6 million at March 31, 2003 from $25.8 million at December 31, 2002 as the Company focused on acquiring non-interest demand deposits in an effort to lower its borrowing costs. Management attributes the growth in time deposits primarily to its competitive pricing in an effort to attract intermediate-term funding.

Results of Operations

Net Income. Net income was $746,000 ($0.31 per share diluted) for the three months ended March 31, 2003 as compared to $718,000 ($0.29 per share diluted) for the three months ended March 31, 2002. Return on average assets was 0.64% for the three months ended March 31, 2003 as compared to 0.67% for the same period in 2002. Return on average equity was 7.00% for the first quarter of 2003 compared to 6.75% for the same quarter in 2002. Net income increased during the period as a result of increases in net interest and non-interest income, which were partially offset by increases in non-interest expense and the provision for loan losses. A lower effective tax rate also contributed to the increase in net income. Return on average equity was favorably affected by the repurchase of the Company's common stock; average treasury stock was $5.3 million for the three months ended March 31, 2003 as compared to $3.8 million for the same period in 2002.

The Company expects that net income for the second quarter of 2003 will be higher than the $256,000 reported for the same period in 2002. Net income for the second quarter of 2002 was substantially lower than the other quarters of 2002 primarily because of the $692,000 provision for loan losses that was recorded during the period. Provision for loan losses during the second quarter of 2002 resulted from increases in non-performing loans and the level of estimated loss exposure from impaired loans as management determined through its normal credit risk monitoring procedures that certain specific loans exhibited an increased risk of loss.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income. Net interest income increased 15.8% to $3.4 million for the first quarter of 2003 from $3.0 million for the same period in 2002 as the Company's net interest margin improved due to its borrowing costs declining faster than its yield on interest-earning assets. The Company was able to stabilize the yield on interest-earning assets by reallocating cash inflows from the investment securities portfolio into the higher-yielding loan portfolio and by utilizing a financial derivative called an interest rate swap to hedge the cash flows on floating-rate commercial loans against possible future declines in interest rates.

An interest rate swap is a financial instrument that derives its cash flows, and therefore its value, by reference to underlying interest rate indexes. The Company entered into a $25 million, five year interest rate swap agreement on August 30, 2002 in an effort to mitigate the risks associated with an asset-sensitive balance sheet. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. On March 31, 2003, the Company had financial derivative instruments outstanding with notional amounts totaling $25 million and an estimated fair value of $820,000 reported in other assets and as a component of other comprehensive income, net of tax. In connection with the interest rate swap, the Company recorded additional interest income on loans of $141,000 during the first quarter of 2003.

The cost of interest-bearing liabilities has been significantly affected by the $88.0 million in funding provided by Federal Home Loan Bank (FHLB) advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to the Banks. If an advance is put back to the Banks by the FHLB, the Banks can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). The Company estimates that three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on any of the individual advances. The cost of FHLB advances for the first quarter of 2003 was 5.81% compared to 5.75% for the same period in 2002. In contrast, the cost of federal funds purchased and repurchase agreements, which are both highly interest rate sensitive, fell to 1.04% for the three months ended March 31, 2003 from 1.21% for the same period in 2002.

The Company uses FHLB advances for both short- and long-term funding. The balances reported at both December 31, 2002 and March 31, 2003 are substantially comprised of long-term advances. Proceeds from FHLB advances of $44.1 million and repayment of FHLB advances of $48.8 million reported as cash flows from financing activities were substantially all associated with variable-rate, short-term advances.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Average Balance Sheets. The following tables set forth certain information relating to the Company's average balance sheets and reflects the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are computed on daily average balances, when available. Management does not believe that the use of month-end balances instead of daily average balances has caused any material difference in the information presented. Yields on tax-exempt securities have not been presented on a tax equivalent basis. Loans held for sale and loans no longer accruing interest are included in total loans.

                                                                          Three Months Ended March 31,
                                                       -----------------------------------------------------------------
                                                                     2003                              2002
                                                       -------------------------------    ------------------------------
                                                       Average                Average     Average               Average
                                                       Balance     Interest  Yield/Cost   Balance    Interest  Yield/Cost
                                                       --------    --------   --------    --------   --------   --------
ASSETS                                                           (in thousands)                  (in thousands)
Earning assets:
   Interest-bearing deposits with banks                $  1,116    $      4       1.45%   $  2,521   $     12       1.93%
   Taxable securities                                    70,552         587       3.37%     83,351        984       4.79%
   Non-taxable securities                                12,679         149       4.77%     10,888        132       4.92%
   Total loans and fees                                 347,207       5,405       6.31%    301,817      5,108       6.86%
   FHLB stock                                             7,700         105       5.53%      7,658        110       5.83%
                                                       --------    --------   --------    --------   --------   --------

Total earning assets                                    439,254       6,250       5.77%    406,235      6,346       6.34%


   Less:  Allowance for loan losses                       3,849                              3,074
   Non-earning assets:
   Cash and due from banks                                7,685                              9,386
   Bank premises and equipment, net                      11,393                             11,218
   Accrued interest receivable and other assets          16,508                              9,533
                                                       --------                           --------
Total assets                                           $470,991                           $433,298
                                                       ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                            $263,741    $  1,408       2.17%   $239,527   $  1,930       3.27%
   Federal funds purchased and repurchase
             agreements                                  39,473         101       1.04%     32,852         98       1.21%
   FHLB advances                                         90,586       1,298       5.81%     94,833      1,344       5.75%
                                                       --------    --------   --------    --------   --------   --------
Total interest-bearing liabilities                      393,800       2,807       2.89%    367,212      3,372       3.72%

Non-interest bearing liabilities:
Non-interest demand deposits                             27,601                             21,402
Accrued interest payable and other liabilities            6,355                              1,543
Stockholders' equity                                     43,235                             43,141
                                                       --------                           --------
Total liabilities and stockholders' equity             $470,991                           $433,298
                                                       ========                           ========

Net interest income                                                $  3,443                          $  2,974
                                                                   ========                          ========

Net interest spread                                                               2.88%                             2.62%
Net interest margin                                                               3.18%                             2.97%

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

                                                           ---------------------------------
                                                           Three Months Ended March 31, 2003
                                                                      compared to
                                                           Three Months Ended March 31, 2002
                                                              Increase/(Decrease) Due to
                                                           ---------------------------------
                                                             Total Net
                                                              Change     Volume     Rate
                                                              ------     ------     -----
                                                                     (in thousands)
Interest income:
   Interest-bearing deposits with banks                       $  (8)     $  (6)     $  (2)
   Taxable securities                                          (397)      (136)      (261)
   Tax-exempt securities                                         17         21         (4)
   Total loans and fees                                         297        728       (431)
   FHLB stock                                                    (5)         1         (6)
                                                              -----      -----      -----
Total increase (decrease) in interest income                    (96)       608       (704)
                                                              -----      -----      -----

Interest expense:
   Deposits                                                    (522)       180       (702)
   Federal funds purchased and repurchase agreements              3         18        (15)
   FHLB advances                                                (46)       (61)        15
                                                              -----      -----      -----
Total increase (decrease) in interest expense                  (565)       137       (702)
                                                              -----      -----      -----
Increase (decrease) in net interest income                    $ 469      $ 471      $  (2)
                                                              =====      =====      =====

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Allowance and Provision for Loan Losses. The provision for loan losses was $296,000 for the three months ended March 31, 2003 as compared to $138,000 for the same period in 2002. The provision for loan losses increased in consideration of the current economic environment and the inherent risk in the loan portfolio. Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans increased from $1.7 million at December 31, 2002 to $2.5 million at March 31, 2003. The increase in impaired loans is related to a determination by the Company through its normal credit risk monitoring procedures that certain specific loans, most of which had been classified as of December 31, 2002 as substandard (collection of total amount due is unlikely), exhibited an increased risk of loss during the first quarter. The Company does not believe that this indicates a trend in the overall loan portfolio. Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2003.

Summary of Loan Loss Experience:

                                        Three Months Ended
                                             March 31,
                                     -------------------------
Activity for the period ended:        2003                2002
                                     -------           -------
                                           (in thousands)
Beginning balance                    $ 3,814           $ 3,030
Charge-offs:
  Real Estate                           (117)               --
  Commercial                              --               (25)
  Consumer                                --                --
                                     -------           -------
       Total                            (117)              (25)

Recoveries:
  Real Estate                              4                --
  Commercial                               2                --
  Consumer                                 1                 1
                                     -------           -------
       Total                               7                 1

Provision                                296               138
                                     -------           -------
Ending balance                       $ 4,000           $ 3,144
                                     =======           =======

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-performing loans:

                                                       March 31, 2003     December 31, 2002
                                                       --------------     -----------------
                                                                (in thousands)
Loans on non-accrual status                              $   3,205            $   3,171
Loans past due 90 days or more and still accruing               --                   --
                                                         ---------            ---------

Total non-performing loans                                   3,205                3,171

Other real estate owned                                        415                  630
                                                         ---------            ---------

Total non-performing assets                              $   3,620            $   3,801
                                                         =========            =========

Non-performing loans to total loans                           0.93%                0.97%
Non-performing assets to total loans                          1.05%                1.17%
Allowance as a percent of non-performing loans              124.80%              120.28%
Allowance as a percent of total loans                         1.16%                1.17%


Non-interest income. Non-interest income increased 54.4% to $993,000 for the three months ended March 31, 2003 from $643,000 for the three months ended March 31, 2002. The increase is primarily attributable to increases in service charges on deposit accounts and gain on sale of mortgage loans. Service charges on deposit accounts increased 106% between the periods due to enhancements to the Company's checking account product line and an increase in the total number of checking accounts. Gain on sale of residential mortgage loans increased to $223,000 for the first quarter of 2003 compared to $73,000 for the same period in 2002. This growth is attributable to the increase in mortgage loans sold of $3.4 million as management decided to sell substantially all new fifteen and thirty year mortgage loans originated during the first quarter of 2003 into the secondary market in an effort to reduce the interest rate risk of holding such assets should interest rates rise.

Other factors that affected non-interest income in the first quarter of 2003 compared to the same period in 2002 include the increase in cash surrender value of life insurance and gain on sale of available for sale securities, offset by a decrease in commission income on the sale of investment products. The increase in the cash surrender value of life insurance between the periods is the result of the Company realizing a full quarter's income as the investment in life insurance on key employees of the Banks occurred in February of 2002. The proceeds from the sale of investment securities were used to fund loan growth. Management attributes the decrease in commission income to reduced consumer confidence levels in relation to the volatile U.S. stock market that reduced the volume of transactions at Heritage Financial Services, a division of Community that sells non-deposit investment products.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest expense. Non-interest expense increased by $658,000 for the three months ended March 31, 2003 as compared to the same period in 2002, primarily the result of an increase in salaries and employee benefits, which increased $378,000 between the periods. The increase in salaries and employee benefits largely resulted from the opening of three new offices during 2002. Each of Community and Community of Kentucky opened in-store Wal-Mart branches in mid-2002; Community opened such a branch on Grant Line Road in New Albany, Indiana and Community of Kentucky opened such a branch in the Fern Creek area of Louisville, Kentucky. Community also opened a loan production office on Blankenbaker Parkway in Louisville, Kentucky. The Company expects that non-interest expense will continue to increase throughout 2003 as it expands into the Louisville, Kentucky market through additional banking offices.

Other factors affecting non-interest expense in the first quarter of 2003 compared to the same period in 2002 include the loss on sale of foreclosed real estate and an increase in occupancy and equipment costs related to initiatives to improve the Company's technological and retail infrastructures and the aforementioned new branches. The increase in other non-interest expense occurred in professional services fees, including legal and accounting fees, and other general overhead expenses related to the growth of the Company.

Income tax expense. Income tax expense for the three-month period ended March 31, 2003 was $249,000 compared to $274,000 for the same period in 2002. The effective tax rate for the three months ended March 31, 2003 was 25.0% compared to 27.6% for the same period in 2002. The effective tax rate declined between the periods due to the Company experiencing a full quarter's effect of the various tax strategies implemented during the first quarter of 2002.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments, and take advantage of investment opportunities. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2003, the Company had cash and interest-bearing deposits with banks of $9.9 million and securities available-for-sale with a fair value of $77.2 million. If the Company requires funds beyond the funds it is able to generate internally, it has $26.3 million in additional aggregate borrowing capacity with the Federal Home Loan Banks of Indianapolis and Cincinnati, and unused federal funds lines of credit with various nonaffiliated financial institutions of $10.8 million.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2003, the Banks were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

                                             Total           Tier 1          Tier 1
                                           Capital To      Capital To      Capital To
                                          Risk-weighted   Risk-weighted     Average
                                             Assets          Assets         Assets
                                          -------------   -------------   ----------
Consolidated                                 13.05%          11.91%          8.88%
Community Bank                               12.62%          11.46%          8.47%
Community Bank of Kentucky                   16.97%          15.98%         12.49%

Minimum to be well capitalized
under regulatory capital
requirements:                                10.0%            6.0%           5.0%


The Company has actively been repurchasing shares of its common stock since May 21, 1999. A net total of 348,596 shares at an aggregate cost of $5.5 million have been repurchased since that time under both the current and prior repurchase plans, with 23,500 shares at a cost of $369,000 purchased in 2003. The Company's Board of Directors authorized another share repurchase plan in May 2001 under which a maximum of $3.0 million of the Company's common stock may be purchased. Through March 31, 2003, a total of $2.6 million had been expended to purchase 157,007 shares under the current repurchase plan.

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

The Company currently contracts with an independent consulting firm to measure its interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 100 basis points down and 200 basis points up within the model to estimate their combined effects on net interest income over a one-year horizon. Interest rate movements are spread equally over the forecast horizon of one year. The Company does not project growth in amounts for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projection horizon. The Company believes that the changes made to its interest rate risk measurement process have improved the accuracy of results of the process. Consequently, the Company believes that it has better information on which to base asset and liability allocation decisions going forward.

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

Given a gradual 200 basis point increase in the projected yield curve used in the simulation model, it is estimated that as of March 31, 2003 net interest income for the Company would decrease by 3.6 percent over one year ending March 31, 2004. However, the simulation analysis indicates that over two years net interest income would increase approximately 1.1% in response to a 200 basis points gradual increase in the yield curve over the first year. As of December 31, 2002, the Company estimated that net interest income would decrease 3.0 percent over one year ending December 31, 2002 using a gradual 200 basis points increase in the yield curve. It is estimated that a gradual decline of 100 basis points in the yield curve would cause almost no change in net interest income over one year ending March 31, 2004 as compared to an estimated decrease of 1.1 percent for one year ending December 31, 2003. The estimated changes in net interest income for all interest rate change scenarios are within the policy guidelines established by the Company's board of directors. However, the Company will continue to take action to limit its exposure to stable or falling interest rate environments.

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include, among other things, the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. Such profile is also influenced by market interest rates, deposit growth, loan growth, and other factors. The table below is representative only and is not a precise measurement of the effect of changing interest rates on the Company's net interest income in the future.

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one-year net interest income sensitivity profile based on the asset/liability model as of March 31, 2003:

                                              Interest Rate Sensitivity for the Year Ended March 31, 2003
                                           ------------------------------------------------------------------
                                            Gradual Decrease in                         Gradual Increase in
                                                Rates of 100                               Rates of 200
                                                Basis Points              Base             Basis Points
                                           ----------------------- ------------------- ----------------------
                                                                    (in thousands)
Projected interest income:
     Loans                                        $21,691                $22,081                $22,699
     Investments                                    2,441                  2,547                  2,859
     FHLB stock                                       427                    427                    427
     Interest-bearing bank deposits                    31                     54                    101
                                                  -------                -------                -------

Total interest Income                              24,590                 25,109                 26,086

Projected interest expense:
     Deposits                                       5,315                  5,593                  6,601
     Other borrowings                               5,375                  5,612                  6,085
                                                  -------                -------                -------

Total interest expense                             10,690                 11,205                 12,686
                                                  -------                -------                -------

Net interest income                               $13,900                $13,904                $13,400
                                                  =======                =======                =======


Change from base                                      $(4)                                        $(504)
Percent change from base                             (0.0)%                                        (3.6)%


The following table illustrates the Company's estimated one-year net interest income sensitivity profile based on the asset/liability model as of December 31, 2002:

                                         Interest Rate Sensitivity for the Year Ended December 31, 2002
                                        ------------------------------------------------------------------
                                             Gradual                                     Gradual
                                           Decrease in                                 Increase in
                                             Interest                                    Interest
                                           Rates of 100                                Rates of 200
                                           Basis Points            Base                Basis Points
                                        ------------------- -------------------- -------------------------
                                                           (Dollars in thousands)
Projected interest income:
     Loans                                   $ 21,357            $ 21,744                $ 22,508
     Investments                                3,203               3,340                   3,608
     Short-term investments                       431                 442                     466
                                             --------            --------                --------

Total interest income                          24,991              25,526                  26,582

Projected interest expense:
     Deposits                                   5,640               5,814                   6,826
     Other borrowings                           5,332               5,533                   6,004
                                             --------            --------                --------

Total interest expense                         10,972              11,347                  12,830
                                             --------            --------                --------

Net interest income                          $ 14,019            $ 14,179                $ 13,752
                                             ========            ========                ========

Change from base                             $   (160)                             $   (427)
Percent change from base                         (1.1)%                                (3.0)%

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

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K on January 29, 2003 reporting, under Item 5, earnings for the three months ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          COMMUNITY BANK SHARES OF INDIANA, INC.
                                          (Registrant)

Dated:  May 15, 2003                      BY:   /s/ James D. Rickard
-----------------------------             -----------------------------
                                                 James D. Rickard
                                                 President and
                                                   Chief Executive Officer
                                                 (Principal Executive Officer)

Dated:  May 15, 2003                       BY:   /s/ Paul A. Chrisco
------------------------------             ------------------------
                                                 Paul A. Chrisco
                                                 Senior Vice-President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/  Paul A. Chrisco
-------------------------------------------
Paul A. Chrisco
Senior Vice-President and Chief Financial Officer

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.
                                  EXHIBIT INDEX

Exhibit No.                                   Description
-----------     ----------------------------------------------------------------------
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