Form 10-Q
period 2003-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2003-08-14
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|_|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,372,597 shares of common stock were outstanding as of August 14, 2003.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I    Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets................................3

                    Consolidated Statements of Income..........................4

                    Consolidated Statements of Changes in Stockholders'
                    Equity.....................................................5

                    Consolidated Statements of Cash Flows......................6

                    Notes to Consolidated Financial Statements..............7-11

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................12-20

          Item 3.   Quantitative and Qualitative Disclosures About Market
                    Risk...................................................21-22

          Item 4.   Controls and Procedures...................................23

Part II   Other Information

          Item 6.   Exhibits and Reports on Form 8-K..........................24

Signatures....................................................................25

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...26-27

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     June 30,      December 31,
                                                                       2003           2002
                                                                    ----------     ----------
                                                                 (In thousands, except share data)
ASSETS
Cash and due from banks                                             $   10,994        $    6,631
Interest bearing deposits in other financial institutions                5,037               950
Securities available for sale, at fair value                            91,525            92,374
Loans held for sale                                                      2,128             9,230
Loans, net                                                             364,096           321,634
Federal Home Loan Bank stock, at cost                                    7,808             7,700
Accrued interest receivable                                              2,098             1,967
Premises and equipment, net                                             11,247            11,324
Cash surrender value life insurance                                     10,781            10,514
Other assets                                                             3,583             3,225
                                                                    ----------        ----------
   Total Assets                                                     $  509,297        $  465,549
                                                                    ==========        ==========
LIABILITIES
Deposits
   Non-interest bearing                                             $   35,813        $   25,790
   Interest bearing                                                    301,535           264,040
                                                                    ----------        ----------
      Total deposits                                                   337,348           289,830
Short-term borrowings                                                   37,028            36,393
Federal Home Loan Bank advances                                         88,000            92,700
Accrued interest payable                                                   323               337
Other liabilities                                                        3,109             2,992
                                                                    ----------        ----------
   Total Liabilities                                                   465,808           422,252
                                                                    ----------        ----------
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized;
   none issued                                                              --                --
Common stock, $.10 par value per share; 10,000,000 shares
   authorized; 2,728,298 shares issued; 2,372,597 and
   2,394,545 shares outstanding                                            273               273
Additional paid-in capital                                              19,541            19,533
Retained earnings                                                       27,973            27,373
Accumulated other comprehensive income (loss)                            1,270             1,332
Unearned ESOP - 5,745 shares (7,657 shares at December 31,
   2002)                                                                   (60)              (80)
Treasury stock, at cost - 350,956 shares (326,096 shares at
   December 31, 2002)                                                   (5,508)           (5,134)
                                                                    ----------        ----------
      Total Stockholders' Equity                                        43,489            43,297
                                                                    ----------        ----------
      Total Liabilities and Stockholders' Equity                    $  509,297        $  465,549
                                                                    ==========        ==========

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                                --------------------    --------------------
                                                                  2003        2002        2003        2002
                                                                --------    --------    --------    --------
                                                                      (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                        $  5,505    $  5,121    $ 10,910    $ 10,229
   Securities:
      Taxable                                                        493         958       1,080       1,942
      Tax-exempt                                                     150         117         299         249
   Federal Home Loan Bank cash and stock dividends                    99         116         204         226
   Interest bearing deposits in other financial institutions          13          32          17          44
                                                                --------    --------    --------    --------
         Total interest income                                     6,260       6,344      12,510      12,690
                                                                --------    --------    --------    --------

INTEREST EXPENSE
   Deposits                                                        1,623       1,944       3,031       3,874
   Federal Home Loan Bank advances                                 1,302       1,480       2,600       2,824
   Short-term borrowings                                              60          76         161         174
                                                                --------    --------    --------    --------
      Total interest expense                                       2,985       3,500       5,792       6,872
                                                                --------    --------    --------    --------
      Net interest income                                          3,275       2,844       6,718       5,818
   Provision for loan losses                                         333         692         629         830
                                                                --------    --------    --------    --------
      Net interest income after provision for loan losses          2,942       2,152       6,089       4,988
                                                                --------    --------    --------    --------

NON-INTEREST INCOME
   Service charges on deposit accounts                               454         232         865         432
   Commission income                                                  34          66          90         215
   Gain on sale of available for sale securities                      20          58         115         120
   Gain on sale of mortgage loans                                    158         252         381         325
   Increase in cash surrender value of life insurance                134         138         267         228
   Other                                                              53          62         128         132
                                                                --------    --------    --------    --------
         Total non-interest income                                   853         808       1,846       1,452
                                                                --------    --------    --------    --------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                  1,744       1,496       3,501       2,875
   Occupancy                                                         222         181         446         384
   Equipment                                                         240         208         471         400
   Data processing                                                   295         312         588         573
   Marketing and advertising                                          87          86         139         181
   Loss on sale of foreclosed real estate                             --           2         121           2
   Other                                                             548         407       1,015         765
                                                                --------    --------    --------    --------
         Total non-interest expense                                3,136       2,692       6,281       5,180
                                                                --------    --------    --------    --------
   Income before income taxes                                        659         268       1,654       1,260
   Income tax expense                                                117          12         366         286
                                                                --------    --------    --------    --------
   Net Income                                                   $    542    $    256    $  1,288    $    974
                                                                ========    ========    ========    ========

   Earnings per share:
         Basic                                                  $   0.23    $   0.10    $   0.54    $   0.40
                                                                ========    ========    ========    ========
         Diluted                                                $   0.23    $   0.10    $   0.54    $   0.39
                                                                ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                        Common              Additional                 Other                               Total
                                         Shares    Common    Paid-In     Retained  Comprehensive  Unearned   Treasury  Stockholders'
                                      Outstanding   Stock    Capital     Earnings      Income       ESOP       Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003               2,394,545   $   273   $ 19,533    $ 27,373     $ 1,332       $(80)     $(5,134)   $ 43,297

Cash dividends declared on common
   stock ($0.145 per share)                   --        --         --        (344)         --         --           --        (344)

Purchase treasury stock                  (23,500)       --         --          --          --         --         (369)       (369)

Commitment of shares to be
   released under the ESOP                   956        --          5          --          --         10           --          15

Stock options exercised                    1,000        --         (2)         --          --         --           15          13

Comprehensive income:

   Net income                                 --        --         --         746          --         --           --         746

   Change in unrealized gain
      (loss) on interest rate swap,
      net of reclassifications and
      tax effects                             --        --         --          --          45         --           --          45

   Change in unrealized gain
      (loss) on securities available
      for sale, net of tax effects            --        --         --          --        (223)        --           --        (223)

   Change in minimum pension
      liability, net of tax effects           --        --         --          --          (7)        --           --          (7)
                                      ----------   -------   --------    --------     -------       ----      -------    --------
         Total comprehensive income                                                                                           561
                                      ----------   -------   --------    --------     -------       ----      -------    --------
Balance, March 31, 2003                2,373,001   $   273   $ 19,536    $ 27,775     $ 1,147       $(70)     $(5,488)   $ 43,173
                                      ==========   =======   ========    ========     =======       ====      =======    ========

Cash dividends declared on common
   stock ($0.145 per share)                   --        --         --        (344)         --         --           --        (344)

Purchase treasury stock                   (1,360)       --         --          --          --         --          (20)        (20)

Commitment of shares to be
   released under the ESOP                   956        --          5          --          --         10           --          15

Comprehensive income:

   Net income                                 --        --         --         542          --         --           --         542

   Change in unrealized gain (loss)
      on interest rate swap, net of
      reclassifications and tax
      effects                                 --        --         --          --          82         --           --          82
   Change in unrealized gain
      (loss) on securities available
      for sale, net of tax effects            --        --         --          --          12         --           --          12
   Change in minimum pension
      liability, net of tax effects           --        --         --          --          29         --           --          29
                                      ----------   -------   --------    --------     -------       ----      -------    --------
       Total comprehensive income                                                                                             665
                                      ----------   -------   --------    --------     -------       ----      -------    --------
Balance, June 30, 2003                 2,372,597   $   273   $ 19,541    $ 27,973     $ 1,270       $(60)     $(5,508)   $ 43,489
                                      ==========   =======   ========    ========     =======       ====      =======    ========

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                --------------------
                                                                                  2003        2002
                                                                                --------    --------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $  1,288    $    974
   Adjustments to reconcile net income to net cash from operating activities:
      Provision for loan losses                                                      629         830
      Depreciation expense                                                           539         444
      Net amortization of securities                                                 556         336
      Gain on sale of available for sale securities                                 (115)       (120)
      Mortgage loans originated for sale                                         (15,412)    (10,371)
      Proceeds from mortgage loan sales                                           22,895      26,581
      Net gain on sales of mortgage loans                                           (381)       (325)
      Loss on sale of foreclosed real estate                                         121           2
      Increase in cash surrender value of life insurance                            (267)       (228)
      Federal Home Loan Bank stock dividends                                        (108)        (21)
      ESOP expense                                                                    30          51
      Net change in
         Accrued interest receivable                                                (131)        177
         Accrued interest payable                                                    (14)         22
         Other assets                                                               (380)     (1,097)
         Other liabilities                                                           183        (407)
                                                                                --------    --------
            Net cash from operating activities                                     9,433      16,848
                                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net change in interest bearing deposits with banks                          (4,087)    (17,363)
      Activity in available for sale securities:
         Sales                                                                     8,769      15,561
         Purchases                                                               (25,354)    (12,304)
         Maturities, prepayments and calls                                        16,672      10,020
      Loan originations and payments, net                                        (43,506)    (20,811)
      Purchase of premises and equipment, net                                       (462)       (633)
      Proceeds from sale of foreclosed real estate                                   509         143
      Investment in cash surrender value of life insurance                            --     (10,000)
                                                                                --------    --------
         Net cash from investing activities                                      (47,459)    (35,387)
                                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net change in deposits                                                      47,518      40,248
      Net change in short-term borrowings                                            635     (17,269)
      Proceeds from Federal Home Loan Bank advances                               44,140      11,000
      Repayment of advances from Federal Home Loan Bank                          (48,840)     (9,000)
      Purchase of treasury stock                                                    (389)       (599)
      Stock options exercised                                                         13          82
      Dividends paid                                                                (688)       (715)
                                                                                --------    --------
         Net cash from financing activities                                       42,389      23,747
                                                                                --------    --------
Net change in cash and due from banks                                              4,363       5,208
Cash and due from banks at beginning of period                                     6,631       8,442
                                                                                --------    --------
Cash and due from banks at end of period                                        $ 10,994    $ 13,650
                                                                                ========    ========
Non cash transfers:
      Transfer from loans to loans held for sale                                $     --    $ 16,034
      Transfer from loans to foreclosed real estate                             $    415    $    145
      Transfer from loans to foreclosed real estate                             $     --    $     31

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

                                                     Three months ended    Six months ended
                                                          June 30,              June 30,
In thousands, except per share amounts                2003       2002       2003       2002
---------------------------------------------------------------------------------------------
Net income as reported                              $    542   $    256   $  1,288   $    974
Less: Stock-based compensation expense determined
   under fair value based method                          18         13         36         26
                                                    --------   --------   --------   --------
Pro forma net income                                $    524   $    243   $  1,252   $    948
                                                    ========   ========   ========   ========
Basic earnings per share as reported                $   0.23   $   0.10   $   0.54   $   0.40
Pro forma basic earnings per share                      0.22       0.10       0.53       0.39

Diluted earnings per share as reported                  0.23       0.10       0.54       0.39
Pro forma diluted earnings per share                    0.22       0.10       0.53       0.38

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Newly Issued But Not Yet Effective Accounting Standards: The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Management determined that, upon adopting the new standards, they will not materially affect the Company's operating results or financial condition.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Securities

The amortized cost and fair value of available for sale securities and the related unrealized holding gains and losses were as follows:

                                                                   Gross         Gross
                                                     Amortized   Unrealized   Unrealized
                                                       Cost        Gains        Losses      Fair Value
                                                    --------------------------------------------------
                                                                      (in thousands)
     June 30, 2003:
        Securities available for sale:
           U.S. Government and federal agency       $    3,025   $       94   $       --    $    3,119
           State and municipal                          12,667          753           --        13,420
           Mortgage-backed                              65,827          551         (106)       66,272
           Corporate bonds                               8,650           64           --         8,714
                                                    ----------   ----------   ----------    ----------
              Total securities available for sale   $   90,169   $    1,462   $     (106)   $   91,525
                                                    ==========   ==========   ==========    ==========

     December 31, 2002:
        Securities available for sale:
           U.S. Government and federal agency       $    8,552   $      204   $       --    $    8,756
           State and municipal                          12,687          391          (38)       13,040
           Mortgage-backed                              60,209        1,109          (23)       61,295
           Corporate bonds                               9,249           34           --         9,283
                                                    ----------   ----------   ----------    ----------
              Total securities available for sale   $   90,697   $    1,738   $      (61)   $   92,374
                                                    ==========   ==========   ==========    ==========

3. Loans

Loans at June 30, 2003 and December 31, 2002 consisted of the following:

                                               June 30, 2003   December 31, 2002
                                               ---------------------------------
                                                         (in thousands)
     Commercial                                   $  120,055       $  106,576
     Mortgage loans on real estate:
        Residential                                   89,787           81,618
        Commercial                                    77,806           67,745
        Construction                                  35,478           29,081
     Home equity                                      32,898           29,595
     Loans secured by deposit accounts                   337              345
     Consumer                                         11,484           10,488
                                                  ----------       ----------
        Subtotal                                     367,845          325,448
     Less:
        Allowance for loan losses                     (3,749)          (3,814)
                                                  ----------       ----------
     Loans, net                                   $  364,096       $  321,634
                                                  ==========       ==========

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Deposits

Deposits at June 30, 2003 and December 31, 2002 consisted of the following:

                                               June 30, 2003   December 31, 2002
                                               ---------------------------------
                                                         (in thousands)
     Demand (NOW)                                 $   34,751       $   38,008
     Money market accounts                            86,608           74,448
     Savings                                          29,123           30,656
     Individual retirement accounts-savings              315              338
     Individual retirement accounts-
        certificates of deposits                      17,692           16,173
     Certificates of deposit, $100,000 and
        over                                          37,059           28,048
     Other certificates of deposit                    95,987           76,369
                                                  ----------       ----------
     Total interest bearing deposits                 301,535          264,040

     Total non-interest bearing deposits              35,813           25,790
                                                  ----------       ----------
           Total deposits                         $  337,348       $  289,830
                                                  ==========       ==========

5. Supplemental Disclosure for Earnings Per Share

Earnings per share were computed as follows:

                                                           Three months ended           Six months ended
                                                                June 30,                    June 30,
                                                        ------------------------    ------------------------
In thousands, except for share and per share amounts       2003          2002          2003          2002
                                                        ----------    ----------    ----------    ----------
Basic:
   Earnings:
      Net income                                        $      542    $      256    $    1,288    $      974
                                                        ==========    ==========    ==========    ==========
   Shares:
      Weighted average common shares outstanding         2,372,746     2,445,269     2,378,143     2,457,247
                                                        ==========    ==========    ==========    ==========
Net income per share, basic                             $     0.23    $     0.10    $     0.54    $     0.40
                                                        ==========    ==========    ==========    ==========
Diluted:
   Earnings:
      Net income                                        $      542    $      256    $    1,288    $      974
                                                        ==========    ==========    ==========    ==========
   Shares:
      Weighted average common shares outstanding         2,372,746     2,445,269     2,378,143     2,457,247
         Add: Dilutive effect of outstanding options        10,246        22,417         8,466        17,800
                                                        ----------    ----------    ----------    ----------
      Weighted average common shares outstanding, as
         adjusted                                        2,382,992     2,467,686     2,386,609     2,475,047
                                                        ==========    ==========    ==========    ==========
Net income per share, diluted                           $     0.23    $     0.10    $     0.54    $     0.39
                                                        ==========    ==========    ==========    ==========

Stock options for 58,700 and 64,000 shares of common stock were excluded from the three months ended June 30, 2003 and June 30, 2002 diluted net income per share, respectively, because their impact was antidilutive. Stock options for 65,900 and 71,700 shares of common stock were excluded from the six months ended June 30, 2003 and June 30, 2002 diluted net income per share, respectively, because their impact was antidilutive.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. Derivative Financial Instruments and Hedging Activities

The Company uses derivative financial instruments for the purpose of hedging the risks of future cash flows caused by movements in interest rates. The Company uses derivatives only for the purpose of hedging such risks, not for speculation. The Company enters into hedging relationships such that the changes in cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the cash flows of the derivatives. At June 30, 2003, hedging relationships existed for $50.0 million ($25 million from August 2002 and $25 million from June 2003) in floating rate commercial loans. Changes in the fair value of the swaps are accordingly reported in other comprehensive income and will be reclassified to earnings over the lives of the hedges. During the six months ended June 30, 2003, the Company reclassified $293,000 of the market value of the interest rate swaps as an increase to interest income on loans.

Following is an analysis of the changes in the pretax net gain on cash flow hedges included in accumulated other comprehensive income.

                                                         Six months ended
                                                  ------------------------------
                                                  June 30, 2003    June 30, 2002
                                                  ------------------------------
                                                          (in thousands)
Beginning balance                                   $  746,000       $       --
Increase in value for the period                       501,000               --
Reclassified to interest income on loans              (293,000)              --
                                                    ----------       ----------
Ending balance                                      $  954,000       $       --
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

Financial Condition

Total assets increased 9.4% to $509.3 million at June 30, 2003 from $465.5 million at December 31, 2002, primarily as a result of increases in net loans of $42.5 million. Funding provided by total liabilities increased 10.3% from December 31, 2002, primarily as a result of a 16.4% increase in deposits to $337.3 million. Total equity increased $192,000 from December 31, 2002, primarily as a result of net income offset by an other comprehensive loss for the period, as well as treasury stock purchases and dividends to shareholders.

The Banks continue to focus on originating loans secured by owner occupied manufacturing and retail facilities, general business assets, and single family residential real estate. Loan growth was particularly strong in the commercial loan area as commercial business loans rose $13.5 million and commercial mortgage loans rose $10.1 million as sustained lower interest rates continued to stimulate commercial loan demand. In addition to low interest rates, commercial loan growth was positively impacted by personnel expansion in the Louisville, KY market. Lower market interest rates also contributed to strong growth in residential and construction real estate loans, which increased 10.0% to $89.8 million and 22.0% to $35.5 million, respectively. The Company currently retains ten year mortgage loans that it originates and sells substantially all fifteen and thirty-year conforming mortgage loans into the secondary market to reduce the interest rate risk of holding such assets should interest rates rise.

Securities available for sale decreased $849,000 from December 31, 2002 to $91.5 million at June 30, 2003. Considerable activity occurred in the securities portfolio as the generally lower mortgage interest rates caused an increase in the rate of prepayment on the Company's

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

mortgage backed securities. Sales, maturities, prepayments and calls of $25.4 million were used to fund purchases of $25.4 million.

Total deposits increased 16.4% to $337.3 million at June 30, 2003 from $289.8 million at December 31, 2002. Growth in deposits over the last six months occurred in non-interest bearing demand deposits, which increased 38.9% to $35.8 million, and time deposits, which grew 25.0% to $150.7 million. Non-interest bearing deposits increased as the Company focused on building deposit relationships that will help the Company lower its relative funding costs. Management attributes the growth in time deposits primarily to its competitive pricing in an effort to attract intermediate-term funding.

Results of Operations

Net Income. Net income was $542,000 ($0.23 per share diluted) for the three months ended June 30, 2003 as compared to $256,000 ($0.10 per share diluted) for the three months ended June 30, 2002. Return on average assets was 0.45% for the three months ended June 30, 2003 as compared to 0.23% for the same period in 2002. Return on average equity was 5.02% for the second quarter of 2003 compared to 2.38% for the same quarter in 2002. In addition to the growth in earnings, return on average equity was favorably affected by the repurchase of the Company's common stock; average treasury stock was $5.5 million for the three months ended June 30, 2003 as compared to $4.2 million for the same period in 2002.

Net income was $1,288,000 ($0.54 per share diluted) for the six months ended June 30, 2003 as compared to $974,000 ($0.39 per share diluted) for the six months ended June 30, 2002. Return on average assets was 0.54% for the six months ended June 30, 2003 as compared to 0.45% for the same period in 2002 and return on average equity was 5.99% and 4.55%, respectively, for the same periods.

The Company's improvement in net income during the three and six months ended June 30, 2003 compared to the same periods in 2002 is the result of an improved net interest margin and the continued growth of interest earning assets. Additionally, results for 2003 were positively affected by a reduction in the provision for loan losses from 2002, during which there was an increase in the level of estimated loss exposure from troubled loans.

Net interest income. Net interest income increased 15.2% to $3.3 million for the second quarter of 2003 from $2.8 million for the same period in 2002 as the Company's net interest margin improved to 2.90% from 2.73% with respect to such periods. The net interest margin was positively affected by the cost of interest-bearing liabilities declining faster than yields on interest-earning assets and an increase in average interest earning assets. The Company has been able to mitigate the effects of generally lower market interest rates as a result of the interest rate swaps that were previously entered into in an effort to hedge the effects of fluctuating cash flows on floating-rate commercial loans.

Net interest income increased 15.5% to $6.7 million for the six months ended June 30, 2003 from $5.8 million for the same period in 2002 as the Company's net interest margin improved to 3.04% from 2.85% for such periods. Net interest income increased for substantially the same reasons as the quarterly change in net interest income referenced above.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

An interest rate swap is a financial instrument that derives its cash flow, and therefore its value, by reference to underlying interest rate indexes. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. At June 30, 2003, the Company had financial derivative instruments outstanding with notional amounts totaling $50 million ($25 million from August 2002 and $25 million from June 2003) and an estimated fair value of $954,000 reported in other assets and as a component of other comprehensive income, net of tax. Included in interest income on loans was earnings on the interest rate swaps of $152,000 during the second quarter of 2003 and $293,000 for the six months ended June 30, 2003.

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

The Company uses FHLB advances for both short- and long-term funding. The balances reported at both December 31, 2002 and June 30, 2003 are substantially comprised of long-term advances. Proceeds from FHLB advances of $44.1 million and repayment of FHLB advances of $48.8 million reported as cash flows from financing activities were substantially all associated with variable-rate, short-term advances.

Average Balance Sheets. The following tables set forth certain information relating to the Company's average balance sheets and reflects the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are computed using daily average balances. Yields on tax-exempt securities have not been presented on a tax equivalent basis. Loans held for sale and loans no longer accruing interest are included in total loans.

                                                                                Three Months Ended June 30,
                                                       ---------------------------------------------------------------------------
                                                                       2003                                  2002
                                                       ------------------------------------   ------------------------------------
                                                        Average                   Average      Average                   Average
                                                        Balance      Interest    Yield/Cost    Balance      Interest    Yield/Cost
                                                       ---------    ---------    ----------   ---------    ---------    ----------
                                                                  (in thousands)                         (in thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks                $   4,200    $      13       1.24%     $   6,841    $      32       1.88%
   Taxable securities                                     65,832          493       3.00%        81,530          958       4.71%
   Non-taxable securities                                 12,667          150       4.75%        10,138          117       4.63%
   Total loans and fees                                  362,758        5,505       6.09%       311,452        5,121       6.60%
   FHLB stock                                              7,770           99       5.11%         7,668          116       6.07%
                                                       ---------    ---------                 ---------    ---------
Total earning assets                                     453,227        6,260       5.54%       417,629        6,344       6.09%

   Less: Allowance for loan losses                         4,072                                  3,133
   Non-earning assets:
   Cash and due from banks                                 8,212                                  6,616
   Bank premises and equipment, net                       11,309                                 11,327
   Accrued interest receivable and other assets           15,102                                 14,324
                                                       ---------                              ---------
Total assets                                           $ 483,778                              $ 446,763
                                                       =========                              =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                            $ 291,658    $   1,623       2.23%     $ 253,183    $   1,944       3.08%
   Federal funds purchased and repurchase agreements      28,784           60       0.84%        26,095           76       1.17%
   FHLB advances                                          88,000        1,302       5.93%        99,846        1,480       5.95%
                                                       ---------    ---------                 ---------    ---------
Total interest-bearing liabilities                       408,442        2,985       2.93%       379,124        3,500       3.70%

Non-interest bearing liabilities:
Non-interest demand deposits                              30,604                                 22,148
Accrued interest payable and other liabilities             1,401                                  2,333
Stockholders' equity                                      43,331                                 43,158
                                                       ---------                              ---------
Total liabilities and stockholders' equity             $ 483,778                              $ 446,763
                                                       =========                              =========
Net interest income                                                 $   3,275                              $   2,844
                                                                    =========                              =========
Net interest spread                                                                 2.61%                                  2.39%
Net interest margin                                                                 2.90%                                  2.73%

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                                                                 Six Months Ended June 30,
                                                       ---------------------------------------------------------------------------
                                                                       2003                                  2002
                                                       ------------------------------------   ------------------------------------
                                                        Average                   Average      Average                   Average
                                                        Balance      Interest    Yield/Cost    Balance      Interest    Yield/Cost
                                                       ---------    ---------    ----------   ---------    ---------    ----------
                                                                  (in thousands)                         (in thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks                $   2,667    $      17       1.29%     $   4,688    $      44       1.89%
   Taxable securities                                     68,179        1,080       3.19%        82,326        1,942       4.76%
   Non-taxable securities                                 12,673          299       4.76%        10,499          249       4.78%
   Total loans and fees                                  355,026       10,910       6.20%       306,661       10,229       6.73%
   FHLB stock                                              7,735          204       5.32%         7,663          226       5.95%
                                                       ---------    ---------                 ---------    ---------
Total earning assets                                     446,280       12,510       5.65%       411,837       12,690       6.21%

   Less: Allowance for loan losses                         3,961                                  3,104
   Non-earning assets:
   Cash and due from banks                                 7,894                                  7,993
   Bank premises and equipment, net                       11,350                                 11,273
   Accrued interest receivable and other assets           15,242                                 12,063
                                                       ---------                              ---------
Total assets                                           $ 476,805                              $ 440,062
                                                       =========                              =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                            $ 277,776    $   3,031       2.20%     $ 246,393    $   3,874       3.17%
   Federal funds purchased and repurchase agreements      34,099          161       0.95%        29,455          174       1.19%
   FHLB advances                                          89,286        2,600       5.87%        97,354        2,824       5.85%
                                                       ---------    ---------                 ---------    ---------
Total interest-bearing liabilities                       401,161        5,792       2.91%       373,202        6,872       3.71%

Non-interest bearing liabilities:
Non-interest demand deposits                              29,111                                 21,777
Accrued interest payable and other liabilities             3,140                                  1,933
Stockholders' equity                                      43,393                                 43,150
                                                       ---------                              ---------
Total liabilities and stockholders' equity             $ 476,805                              $ 440,062
                                                       =========                              =========
Net interest income                                                 $   6,718                              $   5,818
                                                                    =========                              =========
Net interest spread                                                                 2.74%                                  2.50%
Net interest margin                                                                 3.04%                                  2.85%

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES


Rate/Volume Analysis. The table below illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate changes.

                                                 --------------------------------------------------------------------------
                                                 Three Months Ended June 30, 2003       Six Months Ended June 30, 2003
                                                           compared to                            compared to
                                                 Three Months Ended June 30, 2002       Six Months Ended June 30, 2002
                                                    Increase/(Decrease) Due to             Increase/(Decrease) Due to
                                                 --------------------------------------------------------------------------
                                                 Total Net                             Total Net
                                                  Change       Volume        Rate        Change       Volume        Rate
                                                 --------------------------------------------------------------------------
                                                             (in thousands)                          (in thousands)
Interest income:
   Interest-bearing deposits with banks          $    (19)    $    (10)    $     (9)    $    (27)    $    (15)    $    (12)
   Taxable securities                                (465)        (161)        (304)        (862)        (296)        (566)
   Tax-exempt securities                               33           30            3           50           51           (1)
   Total loans and fees                               384          799         (415)         681        1,529         (848)
   FHLB stock                                         (17)           2          (19)         (22)           2          (24)
                                                 --------     --------     --------     --------     --------     --------
Total increase (decrease) in interest income          (84)         660         (744)        (180)       1,271       (1,451)
                                                 --------     --------     --------     --------     --------     --------

Interest expense:
   Deposits                                          (321)         266         (587)        (843)         449       (1,292)
   Federal funds purchased and repurchase
      agreements                                      (16)           7          (23)         (13)          25          (38)
   FHLB advances                                     (178)        (175)          (3)        (224)        (235)          11
                                                 --------     --------     --------     --------     --------     --------
Total increase (decrease) in interest expense        (515)          98         (613)      (1,080)         239       (1,319)
                                                 --------     --------     --------     --------     --------     --------
Increase (decrease) in net interest income       $    431     $    562     $   (131)    $    900     $  1,032     $   (132)
                                                 ========     ========     ========     ========     ========     ========

Allowance and Provision for Loan Losses. The provision for loan losses was $333,000 for the three months ended June 30, 2003 as compared to $692,000 for the same period in 2002. The elevated provision for loan losses during the second quarter of 2002 resulted from increases in non-performing loans and the level of estimated loss exposure from impaired loans as management determined through its normal credit risk monitoring procedures that certain specific loans exhibited an increased risk of loss.

Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest (except in situations where payment is known and imminent). When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans increased from $1.7 million at December 31, 2002 to $1.9 million at June 30, 2003. The increase in impaired loans is related to a determination by the Company through its normal credit risk monitoring procedures that certain specific loans, most of which had been classified as of

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

December 31, 2002 as doubtful (collection of total amount due is highly questionable or improbable), exhibit an increased risk of loss. The Company does not believe that this indicates a trend in the overall loan portfolio. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2003. The following table sets forth the activity with respect to the Company's allowance for loan losses during the three months and six months ended June 30, 2003 and for the comparable periods in 2002:

Summary of Loan Loss Experience:

                                 Three Months Ended          Six Months Ended
                                       June 30,                  June 30,
                                ---------------------     ---------------------
Activity for the period ended:    2003         2002         2003         2002
                                --------     --------     --------     --------
                                    (in thousands)            (in thousands)

Beginning balance               $  4,000     $  3,144     $  3,814     $  3,030
Charge-offs:
   Real Estate                       (14)         (24)         (14)         (24)
   Commercial                       (552)         (77)        (669)        (102)
   Consumer                          (24)         (26)         (24)         (26)
                                --------     --------     --------     --------
      Total                         (590)        (127)        (707)        (152)

Recoveries:
   Real Estate                        --           --           --           --
   Commercial                          3            3           10            3
   Consumer                            3            2            3            3
                                --------     --------     --------     --------
      Total                            6            5           13            6

Provision                            333          692          629          830
                                --------     --------     --------     --------
Ending balance                  $  3,749     $  3,714     $  3,749     $  3,714
                                ========     ========     ========     ========

Non-performing loans:

                                              June 30, 2003    December 31, 2002
                                              ----------------------------------
                                                        (in thousands)

Loans on non-accrual status                      $  2,468           $  3,171
Loans past due 90 days or more and still
   accruing                                            48                 --
                                                 --------           --------
Total non-performing loans                          2,516              3,171

Other real estate owned                               415                630
                                                 --------           --------
Total non-performing assets                      $  2,931           $  3,801
                                                 ========           ========
Non-performing loans to total loans                  0.68%              0.97%
Non-performing assets to total loans                 0.80%              1.17%
Allowance as a percent of non-performing
   loans                                           149.01%            120.28%
Allowance as a percent of total loans                1.02%              1.17%

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income increased 5.6% to $853,000 for the three months ended June 30, 2003 from $808,000 for the three months ended June 30, 2002. The increase was primarily attributable to increases in service charges on deposit accounts due to enhancements to the Company's checking account product line and an increase in the total number of checking accounts. Offsetting the increases in service charges on deposit accounts were decreases in gain on sale of mortgage loans, gain on sale of available for sale securities, and reduced commission income. Gain on sale of mortgage loans declined in 2003 as a result of fewer loans sold during 2003. Management attributes the decrease in commission income to reduced consumer confidence levels in relation to the volatile U.S. stock market that reduced the volume of transactions at Heritage Financial Services, a division of Community that sold non-deposit investment products. In an effort to grow this line of business, on May 15, 2003 the Company announced the formation of a retail brokerage strategic alliance with Smith Barney. In June of 2003, a Smith Barney Investment Center opened at the Company's headquarters in New Albany, Indiana. At that time, the investment and brokerage service of Heritage Financial Services was assumed by Smith Barney. While the Company is optimistic about the future non-interest income potential of this strategic alliance, the Company anticipates that commission income will be less in 2003 than in previous years as the strategic alliance builds a stable customer base.

Non-interest income increased 27.1% to $1,846,000 for the six months ended June 30, 2003 from $1,452,000 for the six months ended June 30, 2002. Non-interest income increased for substantially the same reasons as the quarterly change referenced above.

Non-interest expense. Non-interest expense increased $444,000 for the three months ended June 30, 2003 as compared to the same period in 2002, primarily the result of an increase in salaries and employee benefits and occupancy and equipment expenses. The majority of the increase in these areas was related to three new offices the Company opened over the past year.

Non-interest expense increased 21.3% to $6.3 million for the six months ended June 30, 2003 from $5.2 million for the six months ended June 30, 2002. Non-interest expense increased for substantially the same reasons as the quarterly change in non-interest expense referenced above.

The Company expects that non-interest expense will continue to increase throughout 2003 as it continues to expand into the Louisville, Kentucky market through two to three additional banking offices.

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

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2003, the Company had cash and due from banks and interest-bearing deposits in other financial institutions of $16.0 million and securities available-for-sale with a fair value of $91.5 million. If the Company requires funds beyond the funds it is able to generate internally, it has $24.2 million in additional aggregate borrowing capacity with the Federal Home Loan Banks of Indianapolis and Cincinnati, and unused federal funds lines of credit with various nonaffiliated financial institutions of $11.3 million.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2003, the Banks were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

                                          Total          Tier 1         Tier 1
                                       Capital To      Capital To     Capital To
                                      Risk-weighted   Risk-weighted     Average
                                         Assets          Assets         Assets
                                      ------------------------------------------
Consolidated                             12.23%          11.23%          8.67%
Community                                12.05%          11.00%          8.32%
Community of Kentucky                    15.82%          14.92%         11.18%

Minimum to be well capitalized under
   regulatory capital requirements:       10.0%            6.0%           5.0%

The Company has been repurchasing shares of its common stock since May 21, 1999 pursuant to formal repurchase plans. A net total of 349,956 shares at an aggregate cost of $5.5 million have been repurchased since that time under both the current and prior repurchase plans, with 24,860 shares at a cost of $389,000 purchased in 2003. The most current repurchase plan authorized in May 2001 provides for the repurchase of as much as $3.0 million of the Company's common stock. Through June 30, 2003, a total of $2.6 million had been expended to purchase 158,367 shares under the current repurchase plan.

Other Information

The Company is the defendant in a lawsuit in which it allegedly disbursed $150,000 from an escrow account without all proper signatures. A trial was held without jury on September 17-18, 2002. The Company was notified by the attorney representing it in this matter in August 2003 that the Court had rendered findings and a judgment adverse to the Company. The Company is currently considering an appeal.

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

Given a gradual 200 basis point increase in the projected yield curve used in the simulation model, it is estimated that as of June 30, 2003 net interest income for the Company would decrease by 1.0% over one year ending June 30, 2004. However, the simulation analysis indicates that over two years net interest income would increase approximately 0.7% in response to a 200 basis points gradual increase in the yield curve over the first year. As of December 31, 2002, the Company estimated that net interest income would decrease 3.0% over one year ending December 31, 2003 using a gradual 200 basis points increase in the yield curve. It is estimated that a gradual decline of 100 basis points in the yield curve would cause a decrease in net interest income of 1.0% over one year ending June 30, 2004 as compared to an estimated decrease of 1.1% for one year ending December 31, 2003. The estimated changes in net interest income for all interest rate change scenarios are within the policy guidelines established by the Company's board of directors. However, the Company will continue to take action to limit its exposure to stable or falling interest rate environments.

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include, among other things, the mix of interest sensitive assets and

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

liabilities as well as their relative repricing schedules. Such profile is also influenced by market interest rates, deposit growth, loan growth, and other factors. The table below is representative only and is not a precise measurement of the effect of changing interest rates on the Company's net interest income in the future.

The following table illustrates the Company's estimated one-year net interest income sensitivity profile based on the asset/liability model as of June 30, 2003:

                                     Interest Rate Sensitivity for the Year Ended June 30, 2004
                                   --------------------------------------------------------------
                                   Gradual Decrease in                        Gradual Increase in
                                       Rates of 100                              Rates of 200
                                       Basis Points              Base            Basis Points
                                   --------------------------------------------------------------
                                                           (in thousands)
Projected interest income:
   Loans                                $   22,167            $   22,785          $   23,912
   Investments                               2,590                 2,677               2,908
   FHLB stock                                  381                   381                 381
   Interest-bearing bank deposits               23                    50                 105
                                        ----------            ----------          ----------
Total interest Income                       25,161                25,893              27,306

Projected interest expense:
   Deposits                                  5,610                 5,919               7,055
   Other borrowings                          5,260                 5,471               5,894
                                        ----------            ----------          ----------
Total interest expense                      10,870                11,390              12,949
                                        ----------            ----------          ----------
Net interest income                     $   14,291            $   14,503          $   14,357
                                        ==========            ==========          ==========
Change from base                        $     (212)                               $     (146)
Percent change from base                      (1.0)%                                    (1.0)%

The following table illustrates the Company's estimated one-year net interest income sensitivity profile based on the asset/liability model as of December 31, 2002:

                                   Interest Rate Sensitivity for the Year Ended December 31, 2003
                                   --------------------------------------------------------------
                                   Gradual Decrease in                        Gradual Increase in
                                    Interest Rates of                          Interest Rates of
                                     100 Basis Points            Base          200 Basis Points
                                   --------------------------------------------------------------
                                                           (in thousands)
Projected interest income:
   Loans                                $   21,357            $   21,744          $   22,508
   Investments                               3,203                 3,340               3,608
      Other investments                        431                   442                 466
                                        ----------            ----------          ----------
Total interest income                       24,991                25,526              26,582

Projected interest expense:
   Deposits                                  5,640                 5,814               6,826
   Other borrowings                          5,332                 5,533               6,004
                                        ----------            ----------          ----------
Total interest expense                      10,972                11,347              12,830
                                        ----------            ----------          ----------
Net interest income                     $   14,019            $   14,179          $   13,752
                                        ==========            ==========          ==========
Change from base                        $     (160)                               $     (427)
Percent change from base                      (1.1)%                                    (3.0)%

                                 PART I - ITEM 4

                             CONTROLS AND PROCEDURES

Company management, including the Chief Executive Officer (serving as the principal executive officer) and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

                                     PART II
                                OTHER INFORMATION
                     COMMUNITY BANK SHARES OF INDIANA, INC.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on May 20, 2003. Matters submitted to, and approved by, stockholders are listed below, as is a tabulation of voting. There were no abstentions with regard to the election of Directors or non-votes on any of the matters voted on at the meeting.

               (1) The following persons nominated as Directors were elected:

                                                                        Withhold
          Class                                         For            Authority
          ----------------------------------------------------------------------
          Nominees for Director for
          Three-Year Terms Expiring in 2006:
               Gordon L. Huncilman                    1,828,858          18,679
               James W. Robinson                      1,827,984          19,553
               Timothy T. Shea                        1,824,370          23,167

               Directors whose term of office continued after the meeting were as follows: Robert J. Koetter, Sr., Gary L. Libs, Kerry M. Stemler, George M. Ballard, Dale L. Orem, James D. Rickard, Steven R. Stemler.

               (2) The appointment by the Board of Directors of Crowe Chizek and Company LLP, as the Company's independent auditors for the fiscal year ending December 31, 2003, was ratified by the following vote:

                  For                Against             Abstain
               1,829,914              15,432              2,191

               (3) Ratify performance units plan:

                  For                Against             Abstain
               1,286,888             131,905             108,961

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     The exhibits required by Item 601 of Regulation S-K are listed in the
     Exhibit Index of this Form 10-Q and are filed as a part of this report.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on April 23, 2003 reporting, under
     Item 5, earnings for the three months ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       COMMUNITY BANK SHARES OF INDIANA, INC.
                                       (Registrant)


Dated: August 14, 2003                 BY:  /s/ James D. Rickard
                                            ----------------------------------
                                            James D. Rickard
                                            President and
                                              Chief Executive Officer
                                            (Principal Executive Officer)


Dated: August 14, 2003                 BY:  /s/ Paul A. Chrisco
                                            ----------------------------------
                                            Paul A. Chrisco
                                            Senior Vice-President and
                                              Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                  EXHIBIT INDEX

Exhibit No.                                Description
-----------      ---------------------------------------------------------------

    11           Statement Regarding Computation of Per Share Earnings

    31           Certification Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002