Form 10-Q
period 2003-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2003-11-12
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,382,534 shares of common stock were outstanding as of November 12, 2003.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I   Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets..................................3

                  Consolidated Statements of Income............................4

                  Consolidated Statements of Changes in Stockholders'
                  Equity.....................................................5-6

                  Consolidated Statements of Cash Flows........................7

                  Notes to Consolidated Financial Statements................8-12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................13-21

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk..............................................22-23

         Item 4.  Controls and Procedures.....................................24

Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K............................25

Signatures....................................................................26

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002....................................................................29-30

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30,      December 31,
                                                                          2003              2002
                                                                        ---------         ---------
                                                                     (In thousands, except share data)
ASSETS
Cash and due from banks                                                 $   8,504         $   6,631
Interest bearing deposits in other financial institutions                   4,984               950
Securities available for sale, at fair value                               75,035            92,374
Loans held for sale                                                         1,468             9,230
Loans, net                                                                375,748           321,634
Federal Home Loan Bank stock, at cost                                       7,903             7,700
Accrued interest receivable                                                 1,916             1,967
Premises and equipment, net                                                11,302            11,324
Cash surrender value life insurance                                        10,918            10,514
Other assets                                                                2,529             3,225
                                                                        ---------         ---------
     Total Assets                                                       $ 500,307         $ 465,549
                                                                        =========         =========

LIABILITIES
Deposits
     Non-interest bearing                                               $  38,109         $  25,790
     Interest bearing                                                     299,747           264,040
                                                                        ---------         ---------
         Total deposits                                                   337,856           289,830
Short-term borrowings                                                      29,432            36,393
Federal Home Loan Bank advances                                            88,000            92,700
Accrued interest payable                                                      326               337
Other liabilities                                                           2,499             2,992
                                                                        ---------         ---------
     Total Liabilities                                                    458,113           422,252
                                                                        ---------         ---------

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized;
      none issued                                                              --                --
Common stock, $.10 par value per share; 10,000,000 shares
      authorized; 2,728,298 shares issued; 2,374,534 and
      2,394,545 shares outstanding                                            273               273
Additional paid-in capital                                                 19,531            19,533
Retained earnings                                                          28,138            27,373
Accumulated other comprehensive income (loss)                                (207)            1,332
Unearned ESOP - 4,789 shares (7,657 shares at December 31,
      2002)                                                                   (50)              (80)
Treasury stock, at cost - 348,975 shares (326,096 shares at
      December 31, 2002)                                                   (5,491)           (5,134)
                                                                        ---------         ---------
         Total Stockholders' Equity                                        42,194            43,297
                                                                        ---------         ---------
         Total Liabilities and Stockholders' Equity                     $ 500,307         $ 465,549
                                                                        =========         =========

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,               September 30,
                                                                    --------------------        ----------------------
                                                                     2003          2002           2003           2002
                                                                    ------        ------        -------        -------
                                                                           (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                            $5,607        $4,981        $16,518        $15,210
   Securities:
     Taxable                                                           424           961          1,504          2,904
     Tax-exempt                                                        166           113            464            362
   Federal Home Loan Bank cash and stock dividends                      88           118            293            344
   Interest bearing deposits in other financial institutions            12            72             29            115
                                                                    ------        ------        -------        -------
       Total interest income                                         6,297         6,245         18,808         18,935
                                                                    ------        ------        -------        -------

INTEREST EXPENSE
   Deposits                                                          1,572         2,005          4,604          5,880
   Federal Home Loan Bank advances                                   1,316         1,319          3,916          4,143
   Short-term borrowings                                                81            63            241            237
                                                                    ------        ------        -------        -------
     Total interest expense                                          2,969         3,387          8,761         10,260
                                                                    ------        ------        -------        -------
     Net interest income                                             3,328         2,858         10,047          8,675
   Provision for loan losses                                           330           171            959          1,001
                                                                    ------        ------        -------        -------
     Net interest income after provision for loan losses             2,998         2,687          9,088          7,674
                                                                    ------        ------        -------        -------

NON-INTEREST INCOME
   Service charges on deposit accounts                                 499           288          1,364            720
   Commission income                                                     9            65             99            280
   Gain on sale of available for sale securities                       306           237            420            357
   Gain on sale of mortgage loans                                      146            52            528            377
   Increase in cash surrender value of life insurance                  137           142            404            370
   Other                                                                10            57             64            190
                                                                    ------        ------        -------        -------
       Total non-interest income                                     1,107           841          2,879          2,294
                                                                    ------        ------        -------        -------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                    1,793         1,606          5,293          4,482
   Occupancy                                                           252           225            698            608
   Equipment                                                           241           231            713            632
   Data processing                                                     323           261            911            834
   Marketing and advertising                                            86           126            225            307
   Loss on sale of foreclosed real estate                               43            --            163              2
   Other                                                               755           438          1,698          1,202
                                                                    ------        ------        -------        -------
       Total non-interest expense                                    3,493         2,887          9,701          8,067
                                                                    ------        ------        -------        -------
   Income before income taxes                                          612           641          2,266          1,901
   Income tax expense                                                  103           139            469            425
                                                                    ------        ------        -------        -------
   Net Income                                                       $  509        $  502        $ 1,797        $ 1,476
                                                                    ======        ======        =======        =======

   Earnings per share:
       Basic                                                        $ 0.21        $ 0.21        $  0.76        $  0.60
                                                                    ======        ======        =======        =======
       Diluted                                                      $ 0.21        $ 0.21        $  0.75        $  0.60
                                                                    ======        ======        =======        =======

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                            Common            Additional                Other                             Total
                                            Shares    Common   Paid-In    Retained  Comprehensive  Unearned  Treasury  Stockholders'
                                         Outstanding  Stock    Capital    Earnings      Income       ESOP      Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                  2,394,545   $273    $ 19,533    $ 27,373      $ 1,332      $(80)    $(5,134)   $ 43,297
Cash dividends declared on common
   stock ($0.145 per share)                      --     --          --        (344)          --        --          --        (344)
Purchase treasury stock                     (23,500)    --          --          --           --        --        (369)       (369)
Commitment of shares to be
   released under the ESOP                      956     --           5          --           --        10          --          15
Stock options exercised                       1,000     --          (2)         --           --        --          15          13
Comprehensive income:
   Net income                                    --     --          --         746           --        --          --         746
   Change in unrealized gain (loss) on
     interest rate swap, net of
     reclassifications and tax effects           --     --          --          --           45        --          --          45
   Change in unrealized gain (loss) on
     securities available for sale, net
     of reclassifications and tax
     effects                                     --     --          --          --         (223)       --          --        (223)
   Change in minimum pension
     liability, net of tax effects               --     --          --          --           (7)       --          --          (7)
------------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                             561
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                   2,373,001   $273    $ 19,536    $ 27,775      $ 1,147      $(70)    $(5,488)   $ 43,173
====================================================================================================================================

Cash dividends declared on common                --     --          --        (344)          --        --          --        (344)
   stock ($0.145 per share)
Purchase treasury stock                      (1,360)    --          --          --           --        --         (20)        (20)
Commitment of shares to be
   released under the ESOP                      956     --           5          --           --        10          --          15
Comprehensive income:
   Net income                                    --     --          --         542           --        --          --         542
   Change in unrealized gain (loss) on
     interest rate swap, net of
     reclassifications and tax effects           --     --          --          --           82        --          --          82
   Change in unrealized gain (loss) on
     securities available for sale, net
     of reclassifications and tax
     effects                                     --     --          --          --           12        --          --          12
   Change in minimum pension
     liability, net of tax effects               --     --          --          --           29        --          --          29
------------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                             665
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                    2,372,597   $273    $ 19,541    $ 27,973      $ 1,270      $(60)    $(5,508)   $ 43,489
====================================================================================================================================

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                           Common             Additional                Other                             Total
                                           Shares    Common    Paid-In    Retained  Comprehensive  Unearned  Treasury  Stockholders'
                                        Outstanding   Stock    Capital    Earnings     Income        ESOP      Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared on common              --        --        --        (344)        --           --          --       (344)
   stock ($0.145 per share)
Purchase treasury stock                    (4,769)       --        --          --         --           --         (86)       (86)
Commitment of shares to be
   released under the ESOP                    956        --         7          --         --           10          --         17
Stock options exercised                     5,750        --       (17)         --         --           --         103         86
Comprehensive income:
   Net income                                  --        --        --         509         --           --          --        509
   Change in unrealized gain (loss) on
     interest rate swap, net of
     reclassifications and tax effects         --        --        --          --       (523)          --          --       (523)
   Change in unrealized gain (loss) on
     securities available for sale, net
     of reclassifications and tax
     effects                                   --        --        --          --       (947)          --          --       (947)
   Change in minimum pension
     liability, net of tax effects             --        --        --          --         (7)          --          --         (7)
------------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                           (968)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003             2,374,534      $273  $ 19,531    $ 28,138      $(207)        $(50)    $(5,491)  $ 42,194
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

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                     -------------------------
                                                                                       2003             2002
                                                                                     --------         --------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $  1,797         $  1,476
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for loan losses                                                            959            1,001
     Depreciation expense                                                                 809              735
     Net amortization of securities                                                       901              539
     Gain on sale of available for sale securities                                       (420)            (357)
     Mortgage loans originated for sale                                               (24,254)         (14,563)
     Proceeds from mortgage loan sales                                                 32,544           30,739
     Net gain on sales of mortgage loans                                                 (528)            (377)
     Loss on sale of foreclosed real estate                                               163                2
     Increase in cash surrender value of life insurance                                  (404)            (370)
     Federal Home Loan Bank stock dividends                                              (203)             (31)
     ESOP expense                                                                          47               72
     Net change in
       Accrued interest receivable                                                         51              348
       Accrued interest payable                                                           (11)              43
       Other assets                                                                      (433)              74
       Other liabilities                                                                  383             (899)
                                                                                     --------         --------
         Net cash from operating activities                                            11,401           18,432
                                                                                     --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest bearing deposits with banks                                (4,034)             602
     Activity in available for sale securities:
       Sales                                                                           21,870           28,094
       Purchases                                                                      (47,677)         (48,689)
       Maturities, prepayments and calls                                               40,909           14,149
     Loan originations and payments, net                                              (55,648)         (29,134)
     Purchase of premises and equipment, net                                             (787)            (961)
     Proceeds from sale of foreclosed real estate                                         882              143
     Investment in cash surrender value of life insurance                                  --          (10,000)
                                                                                     --------         --------
         Net cash from investing activities                                           (44,485)         (45,796)
                                                                                     --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            48,026           42,287
     Net change in short-term borrowings                                               (6,961)         (12,730)
     Proceeds from Federal Home Loan Bank advances                                     44,140           11,000
     Repayment of advances from Federal Home Loan Bank                                (48,840)         (12,000)
     Purchase of treasury stock                                                          (475)          (1,323)
     Stock options exercised                                                               99               87
     Dividends paid                                                                    (1,032)          (1,061)
                                                                                     --------         --------
         Net cash from financing activities                                            34,957           26,260
                                                                                     --------         --------
Net change in cash and due from banks                                                   1,873           (1,104)
Cash and due from banks at beginning of period                                          6,631            8,442
                                                                                     --------         --------
Cash and due from banks at end of period                                             $  8,504         $  7,338
                                                                                     ========         ========
Non cash transfers:
     Transfer from loans to loans held for sale                                      $     --         $ 16,034
     Transfer from loans to foreclosed real estate                                   $    575         $    145
     Transfer from loans to repossessed real estate                                  $     --         $     32

See accompanying notes to consolidated financial statements.

                                 PART 1 - ITEM 1

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

                                                                             Three months ended              Nine months ended
                                                                                September 30,                   September 30,
In thousands, except per share amounts                                       2003            2002            2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Net income as reported                                                    $     509       $     502       $   1,797        $   1,476
Less: Stock-based compensation expense determined under fair value
   based method                                                                  13              20              38               59
                                                                          ----------------------------------------------------------
Pro forma net income                                                      $     496       $     482       $   1,759        $   1,417
                                                                          ==========================================================
                                                                          $    0.21       $    0.21       $    0.76        $    0.60
Basic earnings per share as reported
Pro forma basic earnings per share                                             0.21            0.20            0.74             0.58

Diluted earnings per share as reported                                         0.21            0.21            0.75             0.60
Pro forma diluted earnings per share                                           0.21            0.20            0.74             0.58

                                 PART 1 - ITEM 1

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Reclassifications: Some items in the prior years' financial statements were reclassified to conform to the current presentation.

Recently Adopted Accounting Standards: On January 1, 2003, the Company adopted Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. On July 1, 2003, the Company adopted Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003, the Company adopted Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

                                 PART 1 - ITEM 1

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Securities

The amortized cost and fair value of available for sale securities and the related unrealized holding gains and losses were as follows:

                                                                       Gross        Gross
                                                                    Unrealized    Unrealized
                                                     Amortized Cost    Gains        Losses      Fair Value
                                                     -----------------------------------------------------
                                                                         (in thousands)
      September 30, 2003:
         Securities available for sale:
           U.S. Government and federal agency           $    --        $   --        $  --         $    --
           State and municipal                           19,074           433          (37)         19,470
           Mortgage-backed                               43,763           173         (638)         43,298
           Corporate bonds                               12,277            61          (71)         12,267
                                                        --------------------------------------------------
             Total securities available for sale        $75,114        $  667        $(746)        $75,035
                                                        ==================================================

      December 31, 2002:
         Securities available for sale:
           U.S. Government and federal agency           $ 8,552        $  204        $  --         $ 8,756
           State and municipal                           12,687           391          (38)         13,040
           Mortgage-backed                               60,209         1,109          (23)         61,295
           Corporate bonds                                9,249            34           --           9,283
                                                        --------------------------------------------------
             Total securities available for sale        $90,697        $1,738        $ (61)        $92,374
                                                        ==================================================

3. Loans

Loans at September 30, 2003 and December 31, 2002 consisted of the following:

                                                      September 30, 2003    December 31, 2002
                                                      ---------------------------------------
                                                                   (in thousands)
      Commercial                                           $  61,451            $  56,075
      Mortgage loans on real estate:
           Residential                                        96,259               81,618
           Commercial                                        137,998              118,246
           Construction                                       37,477               29,081
      Home equity                                             33,435               29,595
      Loans secured by deposit accounts                          430                  345
      Consumer                                                12,603               10,488
                                                           ------------------------------
           Subtotal                                          379,653              325,448
      Less:
           Allowance for loan losses                          (3,905)              (3,814)
                                                           ------------------------------
      Loans, net                                           $ 375,748            $ 321,634
                                                           ==============================

                                 PART 1 - ITEM 1

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Deposits

Deposits at September 30, 2003 and December 31, 2002 consisted of the following:

                                                                   September 30, 2003   December 31, 2002
                                                                   --------------------------------------
                                                                               (in thousands)
      Demand (NOW)                                                       $ 37,765            $ 38,008
      Money market accounts                                                77,863              74,448
      Savings                                                              29,701              30,656
      Individual retirement accounts-savings                                  296                 338
      Individual retirement accounts-certificates of deposits              17,910              16,173
      Certificates of deposit, $100,000 and over                           39,088              28,048
      Other certificates of deposit                                        97,124              76,369
                                                                         ----------------------------
      Total interest bearing deposits                                     299,747             264,040

      Total non-interest bearing deposits                                  38,109              25,790
                                                                         ----------------------------
             Total deposits                                              $337,856            $289,830
                                                                         ============================

5. Supplemental Disclosure for Earnings Per Share

Earnings per share were computed as follows:

                                                                        Three months ended                  Nine months ended
                                                                           September 30,                      September 30,
                                                                     --------------------------         ----------------------------
In thousands, except for share and per share amounts                    2003            2002               2003             2002
                                                                     ----------      ----------         ----------        ----------
Basic:
     Earnings:
         Net income                                                  $      509      $      502         $    1,797        $    1,476
                                                                     ==========      ==========         ==========        ==========

     Shares:
         Weighted average common shares outstanding                   2,373,628       2,421,323          2,377,256         2,446,096
                                                                     ==========      ==========         ==========        ==========
Net income per share, basic                                          $     0.21      $     0.21         $     0.76        $     0.60
                                                                     ==========      ==========         ==========        ==========

Diluted:
     Earnings:
         Net income                                                  $      509      $      502         $    1,797        $    1,476
                                                                     ==========      ==========         ==========        ==========

     Shares:
         Weighted average common shares outstanding                   2,373,628       2,421,323          2,377,256         2,446,096
              Add: Dilutive effect of outstanding options                19,020          16,187             12,657            17,337
                                                                     ----------      ----------         ----------        ----------
         Weighted average common shares outstanding, as
            adjusted                                                  2,392,648       2,437,510          2,389,913         2,463,433
                                                                     ==========      ==========         ==========        ==========
Net income per share, diluted                                        $     0.21      $     0.21         $     0.75        $     0.60
                                                                     ==========      ==========         ==========        ==========

                                 PART 1 - ITEM 1

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Stock options for 40,400 and 70,700 shares of common stock were excluded from the three months ended September 30, 2003 and September 30, 2002 diluted net income per share, respectively, because their impact was antidilutive. Stock options for 47,100 and 70,700 shares of common stock were excluded from the nine months ended September 30, 2003 and September 30, 2002 diluted net income per share, respectively, because their impact was antidilutive.

6. Derivative Financial Instruments and Hedging Activities

The Company uses derivative financial instruments for the purpose of hedging the risks of future cash flows caused by movements in interest rates. The Company uses derivatives only for the purpose of hedging such risks, not for speculation. The Company enters into hedging relationships such that the changes in cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the cash flows of the derivatives. At September 30, 2003, hedging relationships existed for $50.0 million ($25.0 million from August 2002 and $25.0 million from September 2003) in floating rate commercial loans. Changes in the fair value of the swaps are accordingly reported in other comprehensive income and will be reclassified to earnings over the lives of the hedges. During the nine months ended September 30, 2003, the Company reclassified $533,000 of the market value of the interest rate swaps as an increase to interest income on loans.

Following is an analysis of the changes in the pretax net gain on cash flow hedges included in accumulated other comprehensive income.

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                   ---------------------------         ---------------------------
                                                      2003              2002              2003              2002
                                                   ---------         ---------         ---------         ---------
Beginning balance                                  $ 954,000         $      --         $ 746,000         $      --
Increase (decrease) in value for the period         (617,000)          128,000          (116,000)          128,000
Reclassified to interest income on loans            (240,000)          (22,000)         (533,000)          (22,000)
                                                   ---------         ---------         ---------         ---------
Ending balance                                     $  97,000         $ 106,000         $  97,000         $ 106,000
                                                   =========         =========         =========         =========

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

Financial Condition

Total assets increased 7.5% to $500.3 million at September 30, 2003 from $465.5 million at December 31, 2002, primarily as a result of increases in net loans of $54.1 million. Funding provided by total liabilities increased 8.5% from December 31, 2002, primarily as a result of a 16.6% increase in deposits to $337.9 million. Total equity decreased $1.1 million from December 31, 2002, primarily the result of other comprehensive loss for the period, treasury stock purchases, and dividends to shareholders, partially offset by net income.

The Banks continue to focus on originating loans secured by owner occupied manufacturing and retail facilities, general business assets, and single family residential real estate. Loan growth was particularly strong in commercial mortgage loans, which increased $19.8 million as sustained lower interest rates continued to stimulate commercial loan demand. In addition to low interest rates, commercial loan growth was positively impacted by the Company's expansion of commercial operations in the Louisville, Kentucky market. Although commercial loan growth for the year has been solid, demand for new loans in the third quarter was not as strong as the two prior quarters. Management believes this reflects the current economic environment and competitive pressures within the Company's marketplace. Lower market interest rates also contributed to strong growth in residential and construction real estate loans, which increased 17.9% to $96.3 million and 28.9% to $37.5 million, respectively. The Company currently retains ten year mortgage loans that it originates and sells most fifteen and thirty-year conforming mortgage loans into the secondary market to reduce the interest rate risk of holding such assets should interest rates rise.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Securities available for sale decreased $17.3 million from December 31, 2002 to $75.0 million at September 30, 2003. Generally lower mortgage interest rates caused an increase in the rate of prepayment on the Company's mortgage backed securities. Cash inflows from the investment securities portfolio were used to fund loan growth and investment security purchases.

Total deposits increased 16.6% to $337.9 million at September 30, 2003 from $289.8 million at December 31, 2002. Non-interest bearing demand deposits increased 47.8% to $38.1 million over the last nine months and time deposits grew 27.7% to $154.4 million over the same period. Non-interest bearing deposits increased as the Company focused on attracting lower cost deposit relationships by providing a level of customer service that would differentiate itself from its competitors. Management attributes the growth in time deposits primarily to its competitive pricing in an effort to attract intermediate-term funding.

Results of Operations

Net Income. Net income was $509,000 ($0.21 per share diluted) for the three months ended September 30, 2003 as compared to $502,000 ($0.21 per share diluted) for the three months ended September 30, 2002. Return on average assets was 0.40% for the three months ended September 30, 2003 as compared to 0.44% for the same period in 2002. Return on average equity was 4.72% for the third quarter of 2003 compared to 4.74% for the same quarter in 2002.

Net income was $1,797,000 ($0.75 per share diluted) for the nine months ended September 30, 2003 as compared to $1,476,000 ($0.60 per share diluted) for the nine months ended September 30, 2002. Return on average assets was 0.49% for the nine months ended September 30, 2003 as compared to 0.44% for the same period in 2002 and return on average equity was 5.61% and 4.59%, respectively, for the same periods. In addition to the growth in earnings, return on average equity was favorably affected by the repurchase of the Company's common stock; average treasury stock was $5.5 million for the nine months ended September 30, 2003 as compared to $4.2 for the same period in 2002.

The Company's improvement in net income during the three and nine months ended September 30, 2003 as compared to the same periods in 2002 is attributable to an improved net interest margin, accompanied by continued growth of interest earning assets, and increased non-interest income.

Net interest income. Net interest income increased 16.4% to $3.3 million for the third quarter of 2003 from $2.9 million for the same period in 2002 as the Company's net interest margin improved to 2.76% from 2.66% with respect to such periods. The Company was able to improve its net interest margin as the cost of interest-bearing liabilities, primarily deposits, declined faster than yields on interest-earning assets. Also contributing to the improvement in net interest margin was the continued growth of the Company's average interest earning assets. The Company has been able to mitigate the effects of generally lower market interest rates as a result of the interest rate swaps that were entered into in an effort to hedge the effects of fluctuating cash flows on floating-rate commercial loans (see Note 6 to the Consolidating Financial Statements.)

Net interest income increased 15.8% to $10.0 million for the nine months ended September 30, 2003 from $8.7 million for the same period in 2002 as the Company's net interest margin

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

improved to 2.94% from 2.79% for such periods. Net interest income increased for substantially the same reasons as the quarterly change in net interest income referenced previously.

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

The Company uses FHLB advances for both short- and long-term funding. The balances reported at both December 31, 2002 and September 30, 2003 are substantially comprised of long-term advances. Proceeds from FHLB advances of $44.1 million and repayment of FHLB advances of $48.8 million reported as cash flows from financing activities were substantially all associated with variable-rate, short-term advances.

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

                                                                          Three Months Ended September 30,
                                                       -----------------------------------------------------------------------
                                                                      2003                                 2002
                                                       ----------------------------------   ----------------------------------
                                                        Average                 Average      Average                  Average
                                                        Balance     Interest   Yield/Cost    Balance     Interest   Yield/Cost
                                                       ---------    ---------  ----------   ---------    ---------  ----------
                                                                 (in thousands)                       (in thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks                $   4,759    $      12     1.00%     $  14,744    $      72     1.94%
   Taxable securities                                     74,986          424     2.24%        89,081          961     4.28%
   Non-taxable securities                                 14,849          166     4.44%         9,798          113     4.58%
   Total loans and fees                                  375,474        5,607     5.92%       305,353        4,981     6.47%
   FHLB stock                                              7,865           88     4.44%         7,679          118     6.10%
                                                       ---------    ---------               ---------    ---------
Total earning assets                                     477,933        6,297     5.23%       426,655        6,245     5.81%

   Less: Allowance for loan losses                         3,790                                3,506
   Non-earning assets:
   Cash and due from banks                                 8,256                                9,106
   Bank premises and equipment, net                       11,274                               11,500
   Accrued interest receivable and other assets           15,811                               13,380
                                                       ---------                            ---------
Total assets                                           $ 509,484                            $ 457,135
                                                       =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                            $ 299,530    $   1,572     2.08%     $ 277,332    $   2,005     2.87%
   Federal funds purchased and repurchase agreements      37,725           81     0.85%        24,145           63     1.04%
   FHLB advances                                          88,022        1,316     5.93%        88,228        1,319     5.93%
                                                       ---------    ---------               ---------    ---------
Total interest-bearing liabilities                       425,277        2,969     2.77%       389,705        3,387     3.45%

Non-interest bearing liabilities:
Non-interest demand deposits                              35,059                               23,936
Accrued interest payable and other liabilities             6,402                                1,495
Stockholders' equity                                      42,746                               41,999
                                                       ---------                            ---------
Total liabilities and stockholders' equity             $ 509,484                            $ 457,135
                                                       =========                            =========

Net interest income                                                 $   3,328                            $   2,858
                                                                    =========                            =========
Net interest spread                                                               2.46%                                2.36%
Net interest margin                                                               2.76%                                2.66%

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                                                          Nine Months Ended September 30,
                                                        ----------------------------------------------------------------------
                                                                      2003                                2002
                                                        ---------------------------------    ---------------------------------
                                                        Average                 Average      Average                  Average
                                                        Balance     Interest   Yield/Cost    Balance     Interest   Yield/Cost
                                                        -------     --------   ----------    -------     --------   ----------
                                                                 (in thousands)                       (in thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks                $   3,372    $      29     1.15%     $   7,376    $     115     2.08%
   Taxable securities                                     70,473        1,504     2.85%        84,813        2,904     4.58%
   Non-taxable securities                                 13,406          464     4.63%        10,262          362     4.72%
   Total loans and fees                                  361,918       16,518     6.10%       306,220       15,210     6.64%
   FHLB stock                                              7,779          293     5.04%         7,668          344     6.00%
                                                       ---------    ---------               ---------    ---------
Total earning assets                                     456,948       18,808     5.50%       416,339       18,935     6.08%

   Less: Allowance for loan losses                         3,904                                3,239
   Non-earning assets:
   Cash and due from banks                                 8,016                                9,075
   Bank premises and equipment, net                       11,324                               11,349
   Accrued interest receivable and other assets           15,405                               12,077
                                                       ---------                            ---------
Total assets                                           $ 487,789                            $ 445,601
                                                       =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                            $ 285,107    $   4,604     2.16%     $ 256,819    $   5,880     3.06%
   Federal funds purchased and repurchase agreements      35,589          241     0.91%        27,665          237     1.15%
   FHLB advances                                          88,860        3,916     5.89%        94,278        4,143     5.88%
                                                       ---------    ---------               ---------    ---------
Total interest-bearing liabilities                       409,556        8,761     2.86%       378,762       10,260     3.62%

Non-interest bearing liabilities:
Non-interest demand deposits                              31,115                               22,505
Accrued interest payable and other liabilities             4,275                                1,322
Stockholders' equity                                      42,843                               43,012
                                                       ---------                            ---------
Total liabilities and stockholders' equity             $ 487,789                            $ 445,601
                                                       =========                            =========

Net interest income                                                 $  10,047                            $   8,675
                                                                    =========                            =========

Net interest spread                                                               2.64%                                2.46%
Net interest margin                                                               2.94%                                2.79%

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

                                                  -------------------------------------- ---------------------------------------
                                                  Three Months Ended September 30, 2003   Nine Months Ended September 30, 2003
                                                               compared to                            compared to
                                                  Three Months Ended September 30, 2002   Nine Months Ended September 30, 2002
                                                       Increase/(Decrease) Due to              Increase/(Decrease) Due to
                                                  -------------------------------------- ---------------------------------------
                                                   Total Net                              Total Net
                                                    Change       Volume        Rate         Change       Volume        Rate
                                                  ------------ ------------ ------------ ------------- ------------ ------------
                                                             (in thousands)                          (in thousands)
Interest income:
   Interest-bearing deposits with banks             $    (60)    $    (35)    $    (25)    $    (86)     $    (47)    $    (39)
   Taxable securities                                   (537)        (134)        (403)      (1,400)         (434)        (966)
   Tax-exempt securities                                  53           57           (4)         102           109           (7)
   Total loans and fees                                  626        1,073         (447)       1,308         2,611       (1,303)
   FHLB stock                                            (30)           3          (33)         (51)            5          (56)
                                                    --------     --------     --------     --------      --------     --------
Total increase (decrease) in interest income              52          964         (912)        (127)        2,244       (2,371)
                                                    --------     --------     --------     --------      --------     --------

Interest expense:
   Deposits                                             (433)         151         (584)      (1,276)          596       (1,872)
   Federal funds purchased and repurchase
     agreements                                           18           30          (12)           4            57          (53)
   FHLB advances                                          (3)          (3)           -         (227)         (239)          12
                                                    --------     --------     --------     --------      --------     --------
Total increase (decrease) in interest expense           (418)         178         (596)      (1,499)          414       (1,913)
                                                    --------     --------     --------     --------      --------     --------
Increase (decrease) in net interest income          $    470     $    786     $   (316)    $  1,372      $  1,830     $   (458)
                                                    ========     ========     ========     ========      ========     ========

Allowance and Provision for Loan Losses. The provision for loan losses was $330,000 for the three months ended September 30, 2003 as compared to $171,000 for the same period in 2002. The increase in the provision for loan losses is related to a determination by the Company through its normal credit risk monitoring procedures that certain specific loans exhibited an increased risk of loss. The Company does not believe that this indicates a trend in the overall loan portfolio. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2003.

Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest (except in situations where payment is known and imminent). When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans decreased

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

from $1.7 million at December 31, 2002 to $1.6 million at September 30, 2003. The following table sets forth the activity with respect to the Company's allowance for loan losses during the three months and nine months ended September 30, 2003 and for the comparable periods in 2002:

Summary of Loan Loss Experience:

                                        Three Months Ended               Nine Months Ended
                                           September 30,                   September 30,
                                     -----------------------         -----------------------
Activity for the period ended:        2003             2002            2003            2002
                                     -------         -------         -------         -------
                                         (in thousands)                  (in thousands)
Beginning balance                    $ 3,749         $ 3,714         $ 3,814         $ 3,030
Charge-offs:
   Real Estate                            --              --             (14)            (24)
   Commercial                           (141)           (360)           (810)           (462)
   Consumer                              (38)             (3)            (62)            (29)
                                     -------         -------         -------         -------
       Total                            (179)           (363)           (886)           (515)

Recoveries:
   Real Estate                            --              --              --              --
   Commercial                              3               4              13               7
   Consumer                                2               1               5               4
                                     -------         -------         -------         -------
       Total                               5               5              18              11

Provision                                330             171             959           1,001
                                     -------         -------         -------         -------
Ending balance                       $ 3,905         $ 3,527         $ 3,905         $ 3,527
                                     =======         =======         =======         =======

Non-performing loans:

                                                    September 30, 2003   December 31, 2002
                                                    --------------------------------------
                                                                (in thousands)
Loans on non-accrual status                              $   2,396            $   3,171
Loans past due 90 days or more and still accruing              156                   --
                                                         ---------            ---------
                                                             2,552                3,171
Total non-performing loans

Other real estate owned                                        160                  630
                                                         ---------            ---------
Total non-performing assets                              $   2,712            $   3,801
                                                         =========            =========
Non-performing loans to total loans                           0.67%                0.97%
Non-performing assets to total loans                          0.71%                1.17%
Allowance as a percent of non-performing loans              153.01%              120.28%
Allowance as a percent of total loans                         1.03%                1.17%

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income increased 31.6% to $1,107,000 for the three months ended September 30, 2003 from $841,000 for the three months ended September 30, 2002. The increase was primarily attributable to an increase in service charges on deposit accounts related to enhancements to the Company's checking account product line and an increase in the total number of checking accounts. Additionally, gain on sale of mortgage loans has increased as sustained lower interest rates continued to spur the mortgage refinancing market over the first nine months of 2003. However, due to the recent increase in mortgage interest rates and the resulting decrease in refinancing activity, management expects that the gain on sale of mortgage loans will decline for the fourth quarter of 2003 relative to the third quarter of 2003.

Non-interest income increased 25.5% to $2.9 million for the nine months ended September 30, 2003 from $2.3 million for the nine months ended September 30, 2002. Non-interest income increased for substantially the same reasons as the quarterly change referenced above.

Offsetting the increases in non-interest income for both periods was reduced commission income. Management attributes the decline in commission income to a major change in its business model related to its Heritage Financial Services non-deposit investment product. In an effort to better position this division for future growth, on May 15, 2003 the Company announced the formation of a retail brokerage strategic alliance with Smith Barney. In June of 2003, a Smith Barney Investment Center opened at the Company's headquarters in New Albany, Indiana. At that time, the investment and brokerage service of Heritage Financial Services was assumed by Smith Barney. Under the previous Heritage Financial Services model, commission income was reported gross as a component of non-interest income with the corresponding costs recorded as a component of non-interest expense. As a result of the Smith Barney strategic alliance, commissions are netted with costs and reported as a component of non-interest income.

Non-interest expense. Non-interest expense increased 21.0% to $3.5 million for the three months ended September 30, 2003 as compared to the same period in 2002, primarily the result of an increase in salaries and employee benefits and occupancy and equipment expenses. The majority of the increase in these areas was related to new offices the Company opened over the past year. Other operating expenses increased for the period as a result of a $150,000 loss recorded this quarter associated with a lawsuit previously disclosed in the Company's June 30, 2003 10Q filed on August 14, 2003. In addition, the Company expensed approximately $76,000 as a result of the restructuring of its Heritage Financial Services division.

Non-interest expense increased 20.3% to $9.7 million for the nine months ended September 30, 2003 from $8.1 million for the nine months ended September 30, 2002. Non-interest expense increased for substantially the same reasons as the quarterly change in non-interest expense referenced above.

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

The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2003, the Company had cash and due from banks and interest-bearing deposits in other financial institutions of $13.5 million and securities available-for-sale with a fair value of $75.0 million, of which $27.2 million were unpledged. If the Company requires funds beyond the funds it is able to generate internally, it has $6.8 million in additional aggregate borrowing capacity with the Federal Home Loan Banks of Indianapolis and Cincinnati, and unused federal funds lines of credit with various nonaffiliated financial institutions of $24.1 million.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2003, the Banks were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

                                                                    Total             Tier 1             Tier 1
                                                                 Capital To         Capital To         Capital To
                                                                Risk-weighted      Risk-weighted         Average
                                                                   Assets             Assets             Assets
                                                              --------------------------------------------------------
Consolidated                                                       11.98%             10.97%              8.27%
Community                                                          11.94%             10.86%              7.96%
Community of Kentucky                                              14.54%             13.71%             10.52%

Minimum to be well capitalized under regulatory capital
   requirements:                                                   10.0%               6.0%               5.0%

The Company has been repurchasing shares of its common stock since May 21, 1999 pursuant to formal repurchase plans. A net total of 348,975 shares at an aggregate cost of $5.5 million have been repurchased since that time under both the current and prior repurchase plans, with 29,629 shares at a cost of $475,000 purchased in 2003. The most current repurchase plan authorized in May 2001 provides for the repurchase of as much as $3.0 million of the Company's common stock. Through September 30, 2003, a total of $2.7 million had been expended to purchase 163,136 shares under the current repurchase plan.

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

Given a gradual 200 basis point increase in the projected yield curve used in the simulation model, it is estimated that as of September 30, 2003 net interest income for the Company would decrease by 3.2% over one year ending September 30, 2004. As of December 31, 2002, the Company estimated that net interest income would decrease 3.0% over one year ending December 31, 2003 using a gradual 200 basis points increase in the yield curve. It is estimated that a gradual decline of 100 basis points in the yield curve would cause a decrease in net interest income of 0.9% over one year ending September 30, 2004 as compared to an estimated decrease of 1.1% for one year ending December 31, 2003. The estimated changes in net interest income for all interest rate change scenarios are within the policy guidelines established by the Company's board of directors.

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include, among other things, the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. Such profile is also influenced by market interest rates, deposit growth, loan growth, and other factors. The table below is representative

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

only and is not a precise measurement of the effect of changing interest rates on the Company's net interest income in the future.

The following table illustrates the Company's estimated one-year net interest income sensitivity profile based on the asset/liability model as of September 30, 2003:

                               Interest Rate Sensitivity for the Year Ended September 30, 2004
                               ---------------------------------------------------------------
                                   Gradual Decrease in                  Gradual Increase in
                                       Rates of 100                        Rates of 200
                                       Basis Points          Base          Basis Points
                                   --------------------------------------------------------
                                                        (in thousands)
Projected interest income:
   Loans                                 $ 21,260          $ 21,780          $ 22,887
   Investments                              3,085             3,148             3,258
   FHLB stock                                 379               379               379
   Interest-bearing bank deposits              33                73               152
                                         --------------------------------------------
Total interest Income                      24,757            25,380            26,676

Projected interest expense:
   Deposits                                 5,226             5,535             6,910
   Other borrowings                         5,163             5,347             5,716
                                         --------------------------------------------
Total interest expense                     10,389            10,882            12,626
                                         --------------------------------------------
Net interest income                      $ 14,368          $ 14,498          $ 14,050
                                         ============================================
                                         $   (130)                           $   (448)
Change from base
Percent change from base                     (0.9)%                              (3.2)%

The following table illustrates the Company's estimated one-year net interest income sensitivity profile based on the asset/liability model as of December 31, 2002:

                          Interest Rate Sensitivity for the Year Ended December 31, 2003
                          --------------------------------------------------------------
                             Gradual Decrease in                 Gradual Increase in
                            Interest Rates of 100               Interest Rates of 200
                                 Basis Points          Base          Basis Points
                            ---------------------------------------------------------
                                                  (in thousands)
Projected interest income:
   Loans                           $ 21,357          $ 21,744          $22,508
   Investments                        3,203             3,340            3,608
    Other investments                   431               442              466
                                   -------------------------------------------
Total interest income                24,991            25,526           26,582

Projected interest expense:
   Deposits                           5,640             5,814            6,826
   Other borrowings                   5,332             5,533            6,004
                                   -------------------------------------------
Total interest expense               10,972            11,347           12,830
                                   -------------------------------------------
Net interest income                $ 14,019          $ 14,179          $13,752
                                   ===========================================
Change from base                   $   (160)                           $  (427)
Percent change from base               (1.1)%                             (3.0)%

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

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K on July 24, 2003 reporting, under
      Item 5, earnings for the three months ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                   COMMUNITY BANK SHARES OF INDIANA, INC.
                                   (Registrant)


Dated: November 12, 2003           BY: /s/ James D. Rickard
                                       --------------------
                                       James D. Rickard
                                       President and
                                         Chief Executive Officer
                                       (Principal Executive Officer)


Dated: November 12, 2003           BY: /s/ Paul A. Chrisco
                                       -------------------
                                       Paul A. Chrisco
                                       Senior Vice-President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                  EXHIBIT INDEX

       Exhibit No.                            Description
       -----------      -----------------------------------------------------

            11          Statement Regarding Computation of Per Share Earnings

            31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002