Form 10-K
period 2003-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2004-03-30
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the Fiscal Year Ended December 31, 2003
                                       OR
    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

                101 West Spring Street, New Albany, Indiana 47150
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of $21.65 per share of such stock as of March 5, 2004, was $51,650,318. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of March 5, 2004, there were issued and outstanding 2,385,696 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Proxy Statement for the 2003 Annual Meeting of Stockholders.

                                    Form 10-K

                                      Index

                                                                                                     Page
                                                                                                     ----
Part I:
       Item 1.      Business                                                                            3
       Item 2.      Properties                                                                          8
       Item 3.      Legal Proceedings                                                                   8
       Item 4.      Submission of Matters to a Vote of Security Holders                                 8

Part II:
       Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                           Purchase of Equity Securities                                                9
       Item 6.      Selected Financial Data                                                             9
       Item 7.      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                       10
       Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                         20
       Item 8.      Financial Statements and Supplementary Data                                        22

Part III:
       Item 9.      Directors and Executive Officers of the Registrant                                 53
       Item 10.     Executive Compensation                                                             53
       Item 11.     Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters                              53
       Item 12.     Certain Relationships and Related Transactions                                     53
       Item 13.     Controls and Procedures                                                            53
       Item 14.     Principal Accountant Fees and Services                                             53

Part IV:
       Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   54

Signatures                                                                                             55

Index of Exhibits                                                                                      56

PART I

ITEM 1. BUSINESS

General

Community Bank Shares of Indiana, Inc. (the "Company") is a single bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiary is Community Bank of Southern Indiana (the "Bank"). Until November 14, 2003, the Company also operated four bank offices in Jefferson and Nelson County, Kentucky through its wholly owned banking subsidiary, Community Bank of Kentucky, Inc. ("CBKY"). On November 14, 2003 CBKY was merged with and into the Bank. The Bank is a state-chartered stock commercial bank headquartered in New Albany, Indiana and is regulated by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. During 2002, the Bank established three new wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities previously owned by the Bank. A total of $88.7 million in investment securities were initially transferred from the Bank to CBSI Investment Portfolio Management, LLC.

The Company had total assets of $521.3 million, total deposits of $341.3 million, and stockholders' equity of $42.3 million as of December 31, 2003. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

Business Strategy

The Company's current business strategy is to operate a well-capitalized, profitable and independent community bank with a significant presence in its primary market areas. The Bank is primarily engaged in the business of attracting deposits from the general public and using such funds to originate 1) secured and unsecured business loans of various terms to local businesses and professional organizations, 2) consumer loans including home equity lines of credit, automobile and recreational vehicle, construction loans, and loans secured by deposit accounts, and 3) residential real estate loans. In addition, the Company also offers non-deposit investment products such as stocks, bonds, mutual funds, and annuities to customers within its banking market areas through a strategic alliance with Smith Barney.

Lending Activities

Commercial Business Loans. The Company originates non-real estate related business loans to local small businesses and professional organizations. This type of commercial loan has been offered at both variable rates and fixed rates and can be unsecured or secured by general business assets such as equipment, accounts receivable or inventory. The Company has increased its origination of commercial business loans over the last few years. Such loans generally have shorter terms and higher interest rates than commercial real estate loans. However, commercial business loans also involve a higher level of credit risk because of the type and nature of the collateral.

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

Residential Real Estate Loans. The Company originates one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company's market area. The majority of the Company's residential mortgage loans consist of loans secured by owner-occupied, single family residences. The Company currently offers residential mortgage loans for terms up to thirty years, with adjustable (ARM) or fixed interest rates. Origination of fixed-rate mortgage loans versus ARM loans is monitored continuously and is affected significantly by the level of market interest rates, customer preference, and loan products offered by the Company's competitors. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

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

After the initial fixed rate period, the Company's ARM loans generally adjust annually with interest rate adjustment limitations of two percentage points per year and six percentage points over the life of the loan. The Company also makes ARM loans with interest rates that adjust every one, three or five years. Under the Company's current practice, after the initial fixed rate period the interest rate on ARM loans adjusts to the applicable U.S. Treasury Constant Maturity Index plus a spread. The Company's policy is to qualify borrowers for one-year ARM loans based on the initial interest rate plus the maximum annual rate increase.

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

Regulations limit the amount that a bank may lend based on the appraised value of real estate securing loans that qualify for sale into the secondary market. Such regulations permit a maximum loan-to-value ratio of ninety-five percent for residential property and from sixty-five to ninety percent for all other real estate related loans. The Company's lending policies, however, generally limit the maximum loan-to-value ratio on both fixed-rate and ARM loans to eighty percent of the lesser of the appraised value or the purchase price of the property to serve as security for the loan, unless insured by a private mortgage insurer.

The Company occasionally makes real estate loans with loan-to-value ratios in excess of eighty percent. For real estate loans with loan-to-value ratios of between eighty and ninety percent, the Company requires the first twenty percent of the loan to be covered by private mortgage insurance. For real estate loans with loan-to-value ratios of between ninety percent and ninety-five percent, the Company requires private mortgage insurance to cover the first twenty-five to thirty percent of the loan amount. The Company requires fire and casualty insurance, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Company.

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

Mortgage loans that are sold into the secondary market are submitted, when possible, for Automated Underwriting, which allows for faster approval and an expedited closing. The Company's responsibility on these loans is the fulfillment of the loan purchaser's requirements. These loans often have reduced underwriting features and may be made without an appraisal or credit report at the option of the purchaser. Loans that are reviewed in a more traditional manner, which are mostly loans held for the Company's own portfolio, require credit reports, appraisals, and income verification before they are approved or disapproved. Private mortgage insurance is generally required on loans with a ratio of loan to appraised value of greater than eighty percent. Property insurance and flood certifications are required on all real estate loans.

Installment loan documentation varies by the type of collateral offered to secure the loan. In general, an application and credit report is required before a loan is submitted for underwriting. The underwriter determines the necessity of any additional documentation, such as income verification or appraisal of collateral. An authorized loan officer approves or declines the loan after review of all applicable loan documentation collected during the underwriting process.

Commercial loans are underwritten by the commercial loan officer who makes the initial contact with the customer applying for credit. The underwriting of these loans is reviewed after the fact for compliance with the Company's general underwriting standards. A loan exceeding the authority of the underwriting loan officer requires the approval of a loan committee or the Board of Directors of the Bank, depending on the loan amount.

Loan Commitments. The Company issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made with specified terms and conditions for periods of thirty days for commercial real estate loans and sixty days for residential real estate loans.

Employees

As of December 31, 2003, the Company had 165 employees, 139 full-time and 26 part-time. The Bank employed eighty-one full-time and eighteen part-time employees as of December 31, 2003. The remaining employees were employed by the Company. None of these entity's employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

Competition

The banking business is highly competitive, and as such the Bank competes not only with other commercial banks, but also with savings and loan associations, trust companies and credit unions for deposits and loans, as well as stock brokerage firms, insurance companies, and other entities providing one or more of the services and products offered by the Bank. In addition to competition, the Company's business and operating results are affected by the general economic conditions prevalent in its market area.

The Bank's primary market areas consist of the counties of Floyd, Clark and Harrison, which are located in Southern Indiana along the Ohio River, and Jefferson and Nelson Counties in Kentucky. Jefferson, Clark, Floyd, and Harrison counties are four of the seven counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of one million. Nelson County is located approximately 40 miles southeast of Louisville. The aggregate population of Floyd, Clark and Harrison counties is approximately 204,000. The population of Jefferson and Nelson Counties are approximately 693,000 and 39,000, respectively. Counties surrounding Nelson County include: Spencer, Anderson, Hardin, Washington, Marion, Larue, and Bullitt Counties, which together have a population in excess of 234,000. The Company's headquarters are in New Albany, Indiana, a city of 38,000 located approximately three miles from the center of Louisville.

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

The Act provides that a bank holding company must obtain the prior approval of the Federal Reserve Board to acquire more than five percent of the voting stock or substantially all the assets of any bank or bank holding company. The Act also provides that, with certain exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries, or (ii) own or control more than five percent of the voting shares of any company that is not a bank, including any foreign company. A bank holding company is permitted, however, to acquire shares of any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company may also acquire shares of a company which furnishes or performs services for a bank holding company and acquire shares of the kinds and in the amounts eligible for investment by national banking associations. In addition, the Federal Reserve Act restricts the Banks' extension of credit to the Company.

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

As a state chartered commercial bank, the Bank is subject to examination, supervision and extensive regulation by the FDIC and the Indiana Department of Financial Institutions (the "DFI"). The Bank is a member of and owns stock in the FHLB of Indianapolis. Additionally, the Bank also owns stock in the FHLB of Cincinnati acquired by way of the aforementioned CBKY subsidiary. The FHLB institutions located in Indianapolis and Cincinnati are each one of the twelve regional banks in the FHLB system. The Bank is also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Bank is subject is intended primarily for the protection of their customers and depositors, and not Company shareholders.

The FDIC and DFI regularly examines the Bank and prepares a report for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The relationship of the Bank with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the form and content of the Bank's mortgage documents and communication of loan and deposit rates to both existing and prospective customers. Financial institutions in various regions of the United States have been called upon by examiners to write down assets to their fair market values and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

The investment and lending authority of a state-chartered bank is prescribed by state and federal laws and regulations, and such banks are prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all state chartered banks. The Bank may not lend to a single or related group of borrowers on an unsecured basis an amount in excess of the greater of $500,000 or fifteen percent of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to ten percent of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities, but generally does not include real estate.

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than ten percent stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (fifteen percent of the Bank's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2003 the Bank was in compliance with the above restrictions.

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

Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately-capitalized and may require an adequately-capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2003, the Company and the Bank were deemed well-capitalized for purposes of the above regulations.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis. The FHLB of Indianapolis is one of the 12 regional FHLB's that, prior to the enactment of FIRREA, were regulated by the Federal Home Loan Bank Board (FHLBB). FIRREA separated the home financing credit function of the FHLB's from the regulatory functions of the FHLB's regarding savings institutions and their insured deposits by transferring oversight over the FHLB's from the FHLBB to a new federal agency, the Federal Home Financing Board ("FHFB").

As a member of the FHLB system, The Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2003, $8.0 million of FHLB stock was outstanding for the Bank, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock.

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

Insurance of Accounts. The Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation) and, except for the deposits assumed by the Bank upon the merger of Heritage Bank of Southern Indiana into the Bank in 2002, which are insured by the Bank Insurance Fund (BIF), are insured by the Savings Association Insurance Fund (SAIF). This insurance is backed by the full faith and credit of the United States Government. The SAIF and the BIF are both administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk-related premium system. Each insured institution is assigned to one of three capital groups: well-capitalized, adequately-capitalized or undercapitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution's primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the nine risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well-capitalized, subgroup "A" category institutions are assessed the lowest insurance rate, while institutions assigned to the undercapitalized subgroup "C" category are assessed the highest insurance rate. As of December 31, 2003 the Bank was assigned to the well-capitalized, subgroup "A" category and paid an annual insurance rate of 1.54 cents per $100 of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Cash on hand or on deposit with the Federal Reserve Bank of $2.2 million and $2.1 million was required to meet regulatory reserve and clearing requirements at year-end 2003 and 2002. These balances do not earn interest.

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

Currently, income from the Bank's subsidiaries CBSI Holdings, Inc., CBSI Investments, Inc. and CBSI Investment Portfolio Management, LLC is not subject to the Indiana franchise tax.

The Company's state franchise tax returns have not been audited since 1997.

Kentucky Taxation. The Company is subject to a franchise tax imposed by the Commonwealth of Kentucky on its operations in Kentucky. The tax is imposed at a rate of 1.1% on taxable net capital, which equals capital stock paid in, surplus, undivided profits and capital reserves, net unrealized holding gains or losses on available for sale securities, and cumulative foreign currency translation adjustments less an amount equal to the same percentage of the total as the book value of United States obligations and Kentucky obligations bears to the book value of the total assets of the financial institution. A financial institution whose business activity is taxable within and without Kentucky must apportion its net capital based on the three factor apportionment formula of receipts, property and payroll unless the Kentucky Revenue Cabinet has granted written permission to use another method.

ITEM 2. PROPERTIES

The Company conducts its business through its corporate headquarters located in New Albany, Indiana. The Bank operates a main office and ten branch offices in Clark and Floyd Counties, Indiana, and five branch offices in Jefferson and Nelson Counties, Kentucky. The following table sets forth certain information concerning the main offices and each branch office at December 31, 2003. The aggregate net book value of premises and equipment was $11.3 million at December 31, 2003.

Location                                                  Year Opened   Owned or Leased
--------                                                  -----------   ---------------
Community Bank of Southern Indiana:
       101 West Spring St. - Main Office                     1937            Owned
       New Albany, IN  47150

       401 East Spring St. - Drive Thru for Main Office      2001            Owned
       New Albany, IN  47150

       2626 Charlestown Road                                 1995            Owned
       New Albany, IN  47150

       4328 Charlestown Road                                 2004           Leased
       New Albany, IN 47150

       480 New Albany Plaza                                  1974           Leased
       New Albany, IN 47130

       901 East Highway 131                                  1981            Owned
       Clarksville, IN  47130

       701 Highlander Point Drive                            1990            Owned
       Floyds Knobs, IN  47119

       102 Heritage Square                                   1992            Owned
       Sellersburg, IN  47172

       201 W. Court Ave.                                     1996            Owned
       Jeffersonville, IN 4710

       5112 Highway 62                                       1997            Owned
       Jeffersonville, IN  47130

       2910 Grantline Rd.                                    2002           Leased
       New Albany, IN  47150

       400 Blankenbaker Parkway, Suite 100                   2002           Leased
       Louisville, KY 40243

       106A West John Rowan Blvd. - Main Office              1997           Leased
       Bardstown, KY 40004

       119 East Stephen Foster Ave.                          1972            Owned
       Bardstown, KY 40004

       7101 Cedar Springs                                    2002           Leased
       Louisville, KY 40291

       4510 Shelbyville Rd.                                  2003           Leased
       Louisville, KY 40207

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq Small Cap market under the symbol of CBIN. The quarterly range of low and high trade prices per share of the Company's common stock as reported by Nasdaq is shown below.

                           2003                                            2002
       -------------------------------------------    -------------------------------------------
       QUARTER ENDED    HIGH      LOW     DIVIDEND    QUARTER ENDED    HIGH      LOW     DIVIDEND
       -------------    ----      ---     --------    -------------    ----      ---     --------
       March 31        $15.99   $15.05     $0.145     March 31        $17.00   $15.60     $0.145
       June 30          18.20    15.05      0.145     June 30          18.75    16.90      0.145
       September 30     19.50    16.92      0.145     September 30     17.75    15.55      0.145
       December 31      22.33    16.39      0.145     December 31      16.56    14.50      0.145

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

As of March 5, 2004 there were 765 holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the Company's selected historical consolidated financial information from 1999 through 2003. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                        Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------
     (dollars in thousands, except per share data)      2003         2002         2001         2000          1999
-------------------------------------------------------------------------------------------------------------------
       Income Statement Data:
       Interest income ...........................   $  25,252    $  25,052    $  29,295    $  30,488     $  26,139
       Interest expense ..........................      11,675       13,354       17,045       18,314        14,004
       Net interest income .......................      13,577       11,698       12,250       12,174        12,135
       Provision for loan losses .................       1,274        1,144          520        1,197           654
       Noninterest income ........................       3,684        3,160        2,186        1,974         1,483
       Noninterest expense .......................      13,104       10,938        9,379        8,833         7,483
       Income before taxes .......................       2,883        2,776        4,537        4,118         5,481
       Cumulative effect of
          change in accounting principle .........          --           --           --         (172)           --
       Net income ................................       2,302        2,126        2,955        2,679         3,352
-------------------------------------------------------------------------------------------------------------------
       Balance Sheet Data:
       Total assets ..............................   $ 521,315    $ 465,549    $ 429,616    $ 416,221     $ 384,443
       Total securities ..........................      83,143       92,374       99,101       86,436       104,337
       Total loans, net ..........................     390,026      321,634      294,030      287,254       246,018
       Allowance for loan losses .................       4,034        3,814        3,030        2,869         1,741
       Total deposits ............................     341,315      289,830      255,892      258,222       226,473
       Short-term borrowings .....................      45,325       36,393       39,075       22,547        28,182
       FHLB advances .............................      90,200       92,700       89,000       91,800        86,250
       Total shareholders' equity ................      42,289       43,297       42,365       40,888        41,630
-------------------------------------------------------------------------------------------------------------------
       Per Share Data:
       Basic earnings per share ..................   $    0.97    $    0.87    $    1.18    $    1.05     $    1.26
       Diluted earnings per share ................        0.96         0.87         1.18         1.05          1.26
       Book value ................................       17.74        18.08        17.11        16.24         15.91
       Cash dividends per share ..................        0.58         0.58         0.58         0.54          0.54
-------------------------------------------------------------------------------------------------------------------
       Performance Ratios:
       Return on average assets ..................        0.47%        0.47%        0.71%        0.67%         0.94%
       Return on average equity ..................        5.37         4.91         6.90         6.43          7.98
       Net interest margin .......................        2.95         2.78         3.07         3.17          3.58
       Efficiency ratio ..........................          76           74           65           62            55
-------------------------------------------------------------------------------------------------------------------
       Asset quality ratios:
       Non-performing assets to total loans ......        0.61%        1.17%        0.74%        0.39%         0.13%
       Net loan charge-offs to average loans .....        0.29         0.12         0.13         0.03          0.08
       Allowance for loan losses to total loans ..        1.02         1.17         1.02         0.99          0.70
       Allowance for loan losses to
          non-performing loans ...................         223          120          186          252           549
-------------------------------------------------------------------------------------------------------------------
       Capital ratios:
       Leverage ratio ............................         8.3%         9.0%        10.0%         9.9%         10.7%
       Average stockholders' equity to
          average total assets ...................         8.7          9.6         10.2         10.4          11.8
       Tier 1 risk-based capital ratio ...........        10.4         12.4         14.8         14.5          16.4
       Total risk-based capital ratio ............        11.7         13.6         15.9         15.5          17.1
       Dividend payout ratio .....................        59.8         66.1         49.6         51.3          43.0
-------------------------------------------------------------------------------------------------------------------
       Other key data:
       End-of-period full-time equivalent
          employees ..............................         154          145          131          114           124
       Number of bank offices ....................          16           14           11           10            10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, the Bank, at December 31, 2003 and 2002, and the consolidated results of operations for each of the years in the three year period ended December 31, 2003. The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

The Company conducts its primary business through its Bank subsidiary, which is a community-oriented financial institution offering a variety of financial services to their local communities. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds for the origination of: 1) commercial business and real estate loans and 2) secured consumer loans such as home equity lines of credit, automobile loans, and recreational vehicle loans. Additionally, the Bank originates and sells into the secondary market mortgage loans for the purchase of single-family homes in Floyd, Clark, and Harrison Counties, Indiana, and Jefferson and Nelson Counties, Kentucky, including surrounding communities. The Bank invests excess liquidity balances in mortgage-backed, U.S. agency, state and municipal and corporate securities.

The operating results of the Company depend primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Interest-earning assets principally consist of loans, taxable and tax-exempt securities, and FHLB stock. Interest-bearing liabilities principally include deposits, retail repurchase agreements, federal funds purchased, and advances from the FHLB Indianapolis and the FHLB Cincinnati. The net income of the Bank is also affected by 1) provision for loan losses, 2) noninterest income (including gains on sales of loans and securities, deposit account service charges and commission-based income on non-deposit investment products), 3) noninterest expenses (including compensation and benefits, occupancy, equipment, data processing expenses, marketing and advertising, and other expenses, such as audit, postage, printing, and telephone expenses), and 4) income tax expense.

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

In addition to factors disclosed by the Company elsewhere in this annual report on Form 10-K, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: 1) adverse changes in economic conditions affecting the banking industry in general and, more specifically, the market areas in which the Company and its subsidiary Bank operates, 2) adverse changes in the legislative and regulatory environment affecting the Company and its subsidiary Bank, 3) increased competition from other financial and non-financial institutions, 4) the impact of technological advances on the banking industry, and 5) other risks detailed at times in the Company's filings with the Securities and Exchange Commission. The Company and the Bank do not assume an obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

Highlights

The Company reported net income of $2,302,000 during 2003 compared with $2,126,000 for 2002, an increase of 8.3%. The Company's performance in 2003 was positively impacted by the continued growth of its average interest earning assets in conjunction with an improved net interest margin. The improved net interest margin is the result of funding costs declining faster than the yield on interest-earning assets and the utilization of asst/liability management initiatives that have had a significant positive impact on the Company's net interest margin. The Company's book value per common share decreased from $18.08 at December 31, 2002 to $17.74 per share at December 31, 2003.

The following table summarizes selected financial information regarding the Company's financial performance:

Table 1 - Summary

                                                For the Years Ended December 31,
(Dollars in thousands, except per share amounts)    2003      2002      2001
--------------------------------------------------------------------------------
Net income .....................................   $2,302    $2,126    $2,955
Basic earnings per share .......................     0.97      0.87      1.18
Diluted earnings per share .....................     0.96      0.87      1.18

Return on average assets .......................     0.47%     0.47%     0.71%
Return on average equity .......................     5.37      4.91      6.90

Total assets grew 12.0% during 2003 to $521.3 million from $465.5 million at December 31, 2002. The Company generated loan growth of 21.3% during 2003 to $390.0 million, which was primarily attributable to growth in commercial loans, residential real estate, and home equity loans. Deposits increased 17.8% during 2003 to $341.3 million, primarily from growth in certificate of deposit accounts which increased 32.6% during 2003. The Company will continue to seek loans and deposits by developing relationships with commercial and retail customers within its market areas.

During 2003, the Company expanded its banking offices by opening a new, full service branch in Louisville, Kentucky. The Company expects that this new branch will enhance its ability to increase deposit market share within Jefferson County, Kentucky and is part of the Company's ongoing plan to expand into the Jefferson County, Kentucky market. In addition, the Company plans to open a new, full service branch in Floyd County, Indiana during the first half of 2004.

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

Net interest income increased $1.9 million or 16.1% to $13.6 million for 2003 compared to $11.7 million in 2002. The Company's net interest rate spread rose 20 basis points to 2.66% for 2003 from 2.46% in 2002, and its net interest margin increased from 2.78% in 2002 to 2.95% for 2003. The increase in the Company's net interest margin was primarily the result of the cost of interest bearing liabilities declining faster than the yield on interest-earning assets. In addition, net interest income was considerably impacted by the $771,000 of interest income recognized on the Company's interest rate swaps (See Note 12 to the Consolidated Financial Statements).

Average interest-earning assets increased 9.7% during 2003 to $460.8 million, compared to a 5.4% increase during 2002. The growth in each of these periods primarily resulted from an increase in average loans funded by increases in deposits and short-term borrowings. The increase in loans is attributable to the Company's continued focus on commercial business, commercial and residential real estate, and home equity lending. Average loans grew $58.0 million or 18.7% to $368.0 million in 2003, as the loan yield declined to 6.02% for 2003 as a result of sustained lower interest rates and refinance activity. The Company attributes the growth in commercial loans to its local presence in the markets it serves and its ability to meet the needs of its commercial customers through local decision making and rapid responses to customer inquiries. Additionally, the Company experienced the full year impact of its 2002 expanded commercial loan operations into Jefferson County Kentucky. Residential real estate demand continued to be strong as sustained lower interest rates continued to prevail throughout much of 2003. Currently, the Company retains and services substantially all ten year, and some 15 and 30 year mortgage loans dependent upon specific borrower relationships. Home equity loans increased because of continued lower interest rates and the high demand for home equity lines of credit, which increased 43.8% from 2002. The current interest rate environment should result in continued strong loan demand in 2004.

During 2003, average interest-bearing liabilities grew $32.4 million to $413.9 million, an increase of 8.5% over 2002, while the costs of interest-bearing liabilities declined to 2.82% for 2003 from 3.50% in 2002. The increase in average interest-bearing liabilities was primarily attributable to the growth in average deposits, which increased 12.3% from 2002. The Company attributes growth in the average balance of deposits to its increased focus on its retail delivery systems and the full year impact of its 2002 expanded banking operations.

While there can be no assurance as to the tangible long-term impact that the current interest rate environment will have on the Company's future levels of net interest income and net interest margin, it is presently anticipated, given the pricing sensitivity and asset/liability mix of the Company's balance sheet, that the Company's net interest margin will remain stable for 2004 when compared with 2003.

For 2002, net interest income decreased $552,000 to $11.7 million compared to $12.3 million in 2001. The Company's net interest margin decreased from 3.07% in 2001 to 2.78% for 2002. The reduction in the Company's net interest margin was caused by the yield on interest-earning assets declining faster than the cost of interest-bearing liabilities due to market interest rates that declined from early 2001 through the end of 2002 (the prime rate, the index to which many of the Bank's commercial and home equity loans are tied, fell by 5.25% over this period).

Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2001 through 2003. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities. Yields on tax-exempt securities have not been presented on a tax equivalent basis.

Table 2 - Average Balance Sheets and Rates for December 31, 2003, 2002 and 2001

                                                            2003                                 2002
                                             ----------------------------------     ------------------------------
                                              Average                   Average     Average                Average
(Dollars in thousands)                        Balance     Interest       Rate       Balance    Interest     Rate
                                             ----------------------------------     ------------------------------
ASSETS

Earning assets:
   Interest-bearing deposits with banks ..   $  3,018     $     39         1.29%    $  5,821   $    124       2.13%
   Taxable securities ....................     67,501        2,047         3.03       85,868      3,698       4.31
   Tax-exempt securities .................     14,441          630         4.36       10,804        500       4.63
   Total loans and fees(1)(2) ............    368,032       22,145         6.02      310,004     20,278       6.54
   FHLB stock ............................      7,826          391         5.00        7,674        452       5.89
                                             --------     --------                  --------   --------
Total earning assets .....................    460,818       25,252         5.48      420,171     25,052       5.96

Non-interest earning assets:
   Less: Allowance for loan losses .......     (3,917)                                (3,325)
   Non-earning assets:
   Cash and due from banks ...............      8,440                                  8,635
   Bank premises and equipment, net ......     11,330                                 11,371
   Other assets ..........................     15,470                                 12,547
                                             --------                               --------

Total assets .............................   $492,141                               $449,399
                                             ========                               ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
   Deposits ..............................   $289,195     $  6,143         2.12%    $257,491   $  7,539       2.93%
   Short-term borrowings .................     36,206          311         0.86       31,319        354       1.13
   FHLB advances .........................     88,538        5,221         5.90       92,709      5,461       5.89
                                             --------     --------                  --------   --------
Total interest bearing liabilities .......    413,939       11,675         2.82      381,519     13,354       3.50

Non-interest bearing liabilities:
   Non-interest bearing deposits .........     32,414                                 23,089
   Other liabilities .....................      2,900                                  1,502
   Stockholders' equity ..................     42,888                                 43,289
                                             --------                               --------
Total liabilities and shareholders' equity   $492,141                               $449,399
                                             ========                               ========

Net interest income ......................                $ 13,577                             $ 11,698
                                                          ========                             ========

Net interest spread ......................                                 2.66%                              2.46%
Net interest margin ......................                                 2.95%                              2.78%

                                                          2001
                                             ------------------------------
                                              Average               Average
                                              Balance   Interest     Rate
                                             ------------------------------
Earning assets:
   Interest-bearing deposits with banks ..   $ 12,390   $    473       3.82%
   Taxable securities ....................     84,694      4,974       5.87
   Tax-exempt securities .................      8,603        431       5.01
   Total loans and fees(1)(2) ............    285,351     22,856       8.01
   FHLB stock ............................      7,601        561       7.38
                                             --------   --------
Total earning assets .....................    398,639     29,295       7.35

Non-interest earning assets:
   Less: Allowance for loan losses .......     (2,912)
   Non-earning assets:
   Cash and due from banks ...............      7,329
   Bank premises and equipment, net ......     10,794
   Other assets ..........................      4,474
                                             --------
Total assets .............................   $418,324
                                             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
   Deposits ..............................   $236,279   $ 10,981       4.65%
   Short-term borrowings .................     27,779        739       2.66
   FHLB advances .........................     89,253      5,325       5.97
                                             --------   --------
Total interest bearing liabilities .......    353,311     17,045       4.82

Non-interest bearing liabilities:
   Non-interest bearing deposits .........     19,285
   Other liabilities .....................      2,887
   Stockholders' equity ..................     42,841
                                             --------
Total liabilities and shareholders' equity   $418,324
                                             ========

Net interest income ......................              $ 12,250
                                                        ========
Net interest spread ......................                             2.53%
Net interest margin ......................                             3.07%

(1) The amount of fee income included in interest on loans was $657, $187, and $312 for the years ended December 31, 2003, 2002, and 2001, respectively.

(2) Includes loans held for sale and non-accruing loans in the average loan amounts outstanding.

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

Table 3 - Volume/Rate Variance Analysis

                                                  Year Ended December 31, 2003      Year Ended December 31, 2002
                                                           compared to                       compared to
                                                  Year Ended December 31, 2002      Year Ended December 31, 2001
                                                  ----------------------------      ----------------------------
                                                       INCREASE/(DECREASE)               INCREASE/(DECREASE)
                                                             Due to                            Due to
                                                -------------------------------    -------------------------------
                                                Total Net                          Total Net
                                                 Change      Volume      Rate       Change      Volume      Rate
                                                ---------    -------    -------    ---------    -------    -------
                                                                           (Dollars in thousands)
Interest income:
Interest-bearing deposits with banks ........   $     (85)   $   (47)   $   (38)   $    (349)   $  (190)   $  (159)
Taxable securities ..........................      (1,651)      (693)      (958)      (1,276)        68     (1,344)
Tax-exempt securities .......................         130        160        (30)          69        104        (35)
Total loans and fees ........................       1,867      3,583     (1,716)      (2,578)     1,859     (4,437)
FHLB stock ..................................         (61)         9        (70)        (109)         5       (114)
                                                ---------    -------    -------    ---------    -------    -------

Total increase (decrease) in interest income          200      3,012     (2,812)      (4,243)     1,846     (6,089)

Interest expense:
Deposits ....................................      (1,396)       849     (2,245)      (3,442)       915     (4,357)
Federal funds purchased and
   repurchase agreements ....................         (43)        50        (93)        (385)        84       (469)
FHLB advances ...............................        (240)      (246)         6          136        204        (68)
                                                ---------    -------    -------    ---------    -------    -------

Total increase (decrease) in interest expense      (1,679)       653     (2,332)      (3,691)     1,203     (4,894)
                                                ---------    -------    -------    ---------    -------    -------

Increase (decrease) in net interest income ..   $   1,879    $ 2,359    $  (480)   $    (552)   $   643    $(1,195)
                                                =========    =======    =======    =========    =======    =======

Non-interest Income

Non-interest income was $3.7 million for 2003, $3.2 million for 2002, and $2.2 million for 2001. Non-interest income increased in 2003 primarily because of an increase in service charges on deposit accounts that resulted from an increase in the total number of demand deposit accounts and enhancements to the Company's checking account product line.

The increase in non-interest income from 2001 to 2002 was primarily due to the increase in cash surrender value of life insurance and increases in gain on the sale of available for sale securities, service charges on deposit accounts, and gain on the sale of mortgage loans.

Table 4 provides a breakdown of the Company's non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

                                                        Year Ended December 31,      Percent Increase/(Decrease)
                                                        -----------------------      --------------------------
(Dollars in thousands)                                 2003       2002      2001       2003/2002     2002/2001
                                                       ----       ----      ----       ---------     ---------
Service charges on deposit accounts ..............   $ 1,707    $ 1,100   $   920          55%           20%
Commission income ................................       109        330       599         (67)          (45)
Gain on sale of mortgage loans ...................       592        457       359          30            27
Loan servicing income, net of amortization .......       (53)        96       101        (155)           (5)
Increase in cash surrender value of life insurance       543        514        --           *             *
Other ............................................       133        152       176         (13)          (14)
                                                     -------    -------   -------
   Subtotal ......................................     3,031      2,649     2,155          14            23

Gain on sale of available for sale securities ....       653        511        31          28             *
                                                     -------    -------   -------
   Total .........................................   $ 3,684    $ 3,160   $ 2,186          17%           45%
                                                     =======    =======   =======

*     Less than 1% or not meaningful.

Offsetting the increases in non-interest income for 2003 was reduced commission income. Management attributes the decline in commission income to a major change in its business model related to non-deposit investment products. In an effort to better position this business line for future growth, on May 15, 2003 the Company announced the formation of a retail brokerage strategic alliance with Smith Barney. In June of 2003, a Smith Barney Investment Center opened at the Company's headquarters in New Albany, Indiana. At that time, the investment and brokerage service operations of Heritage Financial Services was assumed by Smith Barney. Heritage Financial Services, a division of the Company, reported gross commission income as a component of non-interest income with the corresponding costs recorded as a component of non-interest expense. As a result of the Smith Barney strategic alliance, commissions are now recorded as a percentage of the revenues generated by Smith Barney; therefore the Bank does not incur costs with this arrangement. While commission income as reported declined from 2002 to 2003, on a comparable net of cost basis commission income increased from a net loss of $29,000 for 2002 to a net loss of $16,000 for 2003. Although a net loss for 2003, commission income of approximately $15,000 was generated by the Smith Barney Investment Center during the last half of 2003. Accordingly, management expects commission income to have a positive impact on 2004 non-interest income.

Gain on sale of available for sale securities increased $142,000 and $480,000 for 2003 and 2002, respectively. The Company sells securities during the year in response to specific cash needs as identified through its liquidity management process. The Company purchases securities during the year at times when cash on hand exceeds expected usage over a relatively short time horizon (30-90 days) or as deemed necessary by management.

The market interest rate environment heavily influences revenue from mortgage banking activities. The increase in gain on sale of mortgage loans from 2002 to 2003 was due to the sustained lower interest rates of 2003 continuing to spur refinancing activity. The increase in net gain on sale of mortgage loans from 2001 to 2002 reflected increased refinancing activity as mortgage interest rates fell over the period beginning in mid-2001.

Non-interest Expense

Total non-interest expense increased 19.8% to $13.1 million in 2003 as a result of increases in salaries and employee benefits, occupancy and equipment, data processing, and other expenses. Non-interest expense increased from $9.4 million in 2001 to $10.9 million in 2002. The Company expects that non-interest expense will continue to increase through 2004 as it continues to make improvements to its retail banking activities, including a new branch opening in the first half of 2004.

Table 5 provides a breakdown of the Company's non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense

                                  Year Ended in December 31,     Percent Increase/(Decrease)
                                  --------------------------     --------------------------
(Dollars in thousands)             2003      2002      2001        2003/2002     2002/2001
                                   ----      ----      ----        ---------     ---------
Salaries and employee benefits   $ 7,097   $ 5,967   $ 5,207          19%           15%
Occupancy ....................       957       823       844          16            (2)
Equipment ....................       989       871       602          14            45
Data processing ..............     1,407     1,106       916          27            21
Marketing and advertising ....       287       373       310         (23)           20
Other ........................     2,367     1,798     1,500          23            20
                                 -------   -------   -------

Total ........................   $13,104   $10,938   $ 9,379          20%           17%
                                 =======   =======   =======

Salaries and benefits, the largest component of non-interest expenses, rose by $1.1 million to $7.1 million for 2003 as a result of the additional employees needed to staff the Company's new banking offices. The Company attributes the increase between 2001 and 2002 to the same factors that affected the increase in 2003.

Occupancy expense increased 16.3% from 2002 to $957,000 for 2003 due to increased rent expense incurred during 2003 as the Company opened additional banking centers and experienced a full year's effect of the banking centers opened in mid-2002. Occupancy expense decreased in 2002 from 2001 due to a banking center rehabilitation program initiated and completed during 2001. Banking center improvements were limited in 2002 as management sought to control non-interest expenses in response to a falling net interest margin.

Equipment expense increased 13.5% during 2003 as a result of the Company's expansion initiatives in 2003 and 2002. The Company attributes the increase between 2001 and 2002 to the same factors that affected the increase in 2003.

Data processing expense increased 27.2% to $1.4 million during 2003 as the Company began and completed a data processor conversion. The Company believes the change in data processors will enhance its internal reporting capability while better supporting the continued growth of its retail banking activities and also result in reduced data processing expense during 2004. Data processing expense increased during 2002 as the Company began offering Internet banking to its customers in the third quarter of 2001 and experienced the full year impact of initiatives undertaken in 2001.

Marketing and advertising expense decreased during 2003 as the Company looked to limit non-interest expenses in an effort to offset historically low market interest rates and lower than anticipated interest income. Marketing and advertising expenses increased during 2002 from 2001 as the Company promoted its retail banking activities through a brand awareness campaign.

Other operating expenses increased during 2003 as a result of increased other expenses and legal and professional services fees. Other expenses increased as a result of a $163,000 loss on the sale of other real estate and a $150,000 accrual associated with a lawsuit. In addition, the Company expensed approximately $76,000 due to the restructuring of its Heritage Financial Services division. Legal and professional fees increased during 2003 as a result of various initiatives the Company implemented. Other operating expenses increased during 2002 from 2001 primarily as a result of legal and professional fees and miscellaneous expenses related to the three new branches opened.

Financial Condition

Loan Portfolio

The Company experienced loan growth of 21.3% during 2003 as total loans increased $68.4 million to $390.0 million at December 31, 2003. Loan growth was particularly strong in the commercial real estate, residential real estate, and home equity portfolios as sustained lower interest rates in 2003 continued to have a strong impact on loan demand. The commercial loan portfolio also benefited from the Company's expanded presence in the Louisville, Kentucky market.

Residential real estate loans increased 16.4% during 2003 to $95.0 million. The Company attributes this growth to management's decision to retain and service substantially all ten year and some fifteen and thirty year mortgage loans due to specific borrower relationships. The Company originates and sells most fifteen and thirty year conforming mortgage loans into the secondary market to reduce the interest rate risk of holding such assets should interest rates rise. At the end of 2003, the Company was servicing $28.8 million in mortgage loans for other investors compared to $30.0 million in 2002 and $31.0 million in 2001. The decline in the mortgage banking servicing portfolio from 2001 to 2003 is the result of management's decision to sell a portion of its loans on a servicing released basis and loan principal repayments on serviced loans.

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

Table 6 provides a breakdown of the Company's loans by category during the past five years.

Table 6 - Loans by Type

                                                     As of December 31,

(Dollars in thousands)                2003       2002       2001       2000       1999
                                      ----       ----       ----       ----       ----
Real estate:
  Residential ...................   $ 94,975   $ 81,618   $ 81,249   $ 91,310   $ 93,632
  Commercial ....................    161,343    119,196     90,291     87,577     69,680
  Construction ..................     15,691     13,972     14,506      6,928      5,342
Commercial ......................     72,981     70,234     80,622     77,662     61,792
Home Equity .....................     42,562     29,595     19,818     14,017      7,344
Consumer ........................      5,962     10,488     10,011     11,630      8,676
Loans secured by deposit accounts        546        345        563        999      1,275
                                    --------   --------   --------   --------   --------

Total loans .....................   $394,060   $325,448   $297,060   $290,123   $247,741
                                    ========   ========   ========   ========   ========

Table 7 illustrates the Company's fixed rate maturities and repricing frequency for the loan portfolio:

Table 7 - Selected Loan Distribution

                                                 One       Over One        Over
As of December 31, 2003                          Year     Through Five     Five
(Dollars in thousands)               Total     Or Less       Years        Years
                                     -----     -------       -----        -----

Fixed rate maturities ...........   $114,060   $ 11,700     $ 23,848    $ 78,512
Variable rate repricing frequency    280,000    202,742       74,406       2,852
                                    --------   --------     --------    --------

Total ...........................   $394,060   $214,442     $ 98,254    $ 81,364
                                    ========   ========     ========    ========

Allowance and Provision for Loan Losses

Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered adequate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectibility of the Bank's loan portfolio. The provision for loan losses was $1,274,000 for the year ended December 31, 2003 as compared to $1,144,000 for 2002 and $520,000 for 2001. Net charge-offs were $1,054,000 during 2003 as compared to $360,000 and $359,000 for 2002 and 2001, respectively. Net charge-offs for 2003 increased substantially from 2002, primarily the result of commercial real estate and commercial business loan charge offs. Management attributes these losses to the generally unfavorable economic climate and lower than expected recoveries on the sale of liquidated business assets.

The Company maintains the allowance for loan losses at a level that is sufficient to absorb credit losses inherent in its loan portfolio. Management determines the level of the allowance for loan losses based on its evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses. At December 31, 2003, the Company's allowance for loan losses totaled $4,034,000 as compared to $3,814,000 and $3,030,000 at December 31, 2002 and 2001, respectively.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events. Because of uncertainties intrinsic in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may differ from actual results.

Table 8 provides the Company's loan charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience

                                                                          Year Ended in December 31,
                                                                          --------------------------

(Dollars in thousands)                                       2003        2002        2001        2000        1999
                                                             ----        ----        ----        ----        ----
Allowance for loan losses at beginning of year ..........   $ 3,814     $ 3,030     $ 2,869     $ 1,741     $ 1,276
Adjustment to conform pooled subsidiary's fiscal year end        --          --          --          --          --

Charge-offs:
   Residential real estate ..............................       (24)        (24)        (10)         --         (24)
   Commercial real estate ...............................      (815)       (297)       (254)         --          (3)
   Construction .........................................        --          --          --          --          --
   Commercial business ..................................      (158)       (189)        (45)        (52)       (136)
   Home equity ..........................................       (23)         --         (15)         --          --
   Consumer .............................................       (55)        (48)        (48)        (17)        (28)
                                                            -------     -------     -------     -------     -------
     Total ..............................................    (1,075)       (558)       (372)        (69)       (191)
                                                            -------     -------     -------     -------     -------
Recoveries:
   Residential real estate ..............................        --          --           2          --          --
   Commercial real estate ...............................        13         192           3          --          --
   Construction .........................................         2          --          --          --          --
   Commercial business ..................................        --          --          --          --          --
   Home equity ..........................................        --          --          --          --          --
   Consumer .............................................         6           6           8          --           2
                                                            -------     -------     -------     -------     -------
     Total ..............................................        21         198          13          --           2
                                                            -------     -------     -------     -------     -------
Net loan charge-offs ....................................    (1,054)       (360)       (359)        (69)       (189)
Provision for loan losses ...............................     1,274       1,144         520       1,197         654
                                                            -------     -------     -------     -------     -------
Allowance for loan losses at end of year ................   $ 4,034     $ 3,814     $ 3,030     $ 2,869     $ 1,741
                                                            =======     =======     =======     =======     =======

Ratios:
   Allowance for loan losses to total loans .............      1.02%       1.17%       1.02%       0.99%       0.70%
   Net loan charge-offs to average loans ................      0.29        0.12        0.13        0.03        0.08
   Allowance for loan losses to non-performing loans ....       223         120         186         252         549

The following table depicts management's allocation of the allowance for loan losses by loan type during the last five years. Allowance funding and allocation is based on management's assessment of economic conditions, past loss experience, loan volume, past-due history and other factors. Since these factors and management's assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off. Loan losses are charged against the allowance when management deems a loan uncollectible.

Table 9 - Management's Allocation of the Allowance for Loan Losses

                                                                As of December 31,
                                                                ------------------

                                       2003                            2002                            2001
                                       ----                            ----                            ----

                                        Percent of Loans                Percent of Loans                Percent of Loans
(Dollars in thousands)    Allowance      to Total Loans   Allowance      to Total Loans   Allowance      to Total Loans
                          ---------      --------------   ---------      --------------   ---------      --------------
Residential Real Estate   $     342         24.3%         $     319           25.2%       $     260          27.5%
Commercial Real Estate        1,769         40.9%             1,321           36.6%           1,138          30.4%
Construction ..........           5          4.0%                80            4.3%              55           4.9%
Commercial Business ...       1,436         18.5%             1,764           21.6%           1,301          27.1%
Home Equity ...........         371         10.8%               224            9.1%             150           6.7%
Consumer ..............         111          1.5%               106            3.2%             126           3.4%
                          ---------                       ---------                       ---------

Total .................   $   4,034        100.0%         $   3,814          100.0%       $   3,030         100.0%
                          =========                       =========                       =========

                                                As of December 31,
                                                ------------------

                                       2000                            1999
                                       ----                            ----

                                        Percent of Loans                Percent of Loans
                          Allowance      to Total Loans   Allowance      to Total Loans
                          ---------      --------------   ---------      --------------

Residential Real Estate   $     217          31.8%        $     501           38.3%
Commercial Real Estate          933          30.2%              439           28.1%
Construction ..........          --           2.4%               --            2.2%
Commercial Business ...       1,472          26.8%              687           24.9%
Home Equity ...........         122           4.8%               56            3.0%
Consumer ..............         125           4.0%               58            3.5%
                          ---------                       ---------

Total .................   $   2,869         100.0%        $   1,741          100.0%
                          =========                       =========

Asset Quality

Loans (including impaired loans under Statement of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due 90 days or more as to principal or interest. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Loans individually classified as impaired decreased from $1.7 million at December 31, 2002 to $805,000 at December 31, 2003. Non-performing assets also include foreclosed real estate that has been acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs, and is actively marketed for sale.

Total non-performing loans decreased from $3.2 million at December 31, 2002 to $1.8 million at December 31, 2003. These non-performing loans are primarily secured by real estate and, historically, the Company's interest in the real estate securing these loans has generally been adequate to limit the Company's exposure to significant loss. Management's estimate of future credit losses (as evidenced by the current level of the Company's allowance for loan losses) is inherently uncertain and may differ from actual results.

Table 10 provides the Company's non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

                                                                   As of December 31,
                                                                   ------------------

(Dollars in thousands)                                2003      2002      2001      2000      1999
                                                     ------    ------    ------    ------    ------
Loans on non-accrual status (1) ..................   $1,788    $3,171    $1,588    $1,052    $  145
Loans past due 90 days or more and still accruing        25        --        39        86       172
                                                     ------    ------    ------    ------    ------
Total non-performing loans .......................    1,813     3,171     1,627     1,138       317
Other real estate owned ..........................      610       630       560        --        13
                                                     ------    ------    ------    ------    ------
Total non-performing assets ......................   $2,423    $3,801    $2,187    $1,138    $  330
                                                     ======    ======    ======    ======    ======

Percentage of non-performing loans to total loans      0.46%     0.97%     0.55%     0.39%     0.13%
Percentage of non-performing assets to total loans     0.61      1.17      0.74      0.39      0.13

----------

(1) Impaired loans on non-accrual status are included in loans. See Note 3 to the consolidated financial statements for additional discussion on impaired loans.

Investment Securities

Table 11 sets forth the breakdown of the Company's securities portfolio for the past five years.

Table 11 - Securities Portfolio

                                                                    December 31,
                                                                    ------------

(Dollars in thousands)                            2003       2002       2001       2000       1999
                                                  ----       ----       ----       ----       ----
Securities Available for Sale:
  U.S. Government and federal agency ........   $     --   $  8,756   $ 27,089   $ 54,572   $     --
  Mortgage-backed ...........................     52,657     61,295     54,354     23,651      4,057
  State and municipal .......................     15,246     13,040     10,707      7,219      2,371
  Corporate bonds ...........................     14,990      9,283      6,951        994         --
  Mutual Funds ..............................        250         --         --         --         --
                                                --------   --------   --------   --------   --------
          Total securities available for sale     83,143     92,374     99,101     86,436      6,428

Securities Held to Maturity:
  U.S. Government and federal agency ........         --         --         --         --     66,255
  Mortgage-backed ...........................         --         --         --         --     26,388
  State and municipal .......................         --         --         --         --      4,256
  Corporate bonds ...........................         --         --         --         --      1,010
                                                --------   --------   --------   --------   --------
        Total securities held to maturity ...         --         --         --         --     97,909
                                                --------   --------   --------   --------   --------
           Total ............................   $ 83,143   $ 92,374   $ 99,101   $ 86,436   $104,337
                                                ========   ========   ========   ========   ========

Table 12 sets forth the breakdown of the Company's investment securities available for sale by type and maturity as of December 31, 2003.

Table 12 - Investment Securities Available for Sale

                                              As of December 31, 2003
                                              -----------------------
                                                                    Weighted
                                      Amortized                      Average
(Dollars in thousands)                   Cost      Fair Value       Yield (1)
                                         ----      ----------       ---------
State and municipal
   Over one through five years ....   $    5,702   $    5,723         2.99%
   Over five through ten years ....        2,540        2,739         6.73
   Over ten years .................        6,607        6,784         6.61
                                      ----------   ----------
Total state and municipal .........       14,849       15,246         5.25

Corporate Bonds
   Within one year ................          256          261         3.82
   Over one through five years ....        4,359        4,301         2.75
   Over ten years .................       10,385       10,428         3.42
                                      ----------   ----------
Total corporate bonds .............       15,000       14,990         3.23

Total mutual funds ................          250          250         3.57

Total mortgage-backed securities ..       52,947       52,657         3.90
                                      ----------   ----------

Total available for sale securities   $   83,046   $   83,143         4.03%
                                      ==========   ==========

(1)   Not tax equivalent basis for tax-exempt securities.

Securities available for sale decreased from $92.4 million at December 31, 2002 to $83.1 million at December 31, 2003 as proceeds from prepayments, maturities, and sales were used to fund loan growth and manage the Company's liquidity position. The current strategy for the securities portfolio is to maintain a short to intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates. The investment portfolio primarily consists of mortgage-backed securities, securities issued by states and municipalities, and corporate bonds. Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.

Deposits

Total deposits increased 17.8% to $341.3 million at December 31, 2003 compared to $289.8 million at December 31, 2002, primarily as a result of growth in certificates of deposit, non-interest bearing deposits, and money market accounts. Management attributes the 32.6% increase in certificates of deposit during 2003 primarily to its competitive pricing in an effort to attract short and intermediate term funding. Non-interest bearing deposits increased 33.3% to $34.4 million and money market deposits increased 10.9% to $82.5 million during 2003. Management attributes the growth in these areas to concentrated sales training of its retail personnel and increased business development efforts. The Company anticipates that it will continue to attract a significant amount of both non-interest and interest bearing deposits as it expands its banking operations and continues to promote its retail product offerings.

Table 13 provides a profile of the Company's deposits during the past five years.

Table 13 - Deposits

                                                                              December 31,
                                                                              ------------

(Dollars in thousands)                                      2003       2002       2001       2000       1999
                                                            ----       ----       ----       ----       ----
Demand (NOW) ..........................................   $ 35,973   $ 38,008   $ 43,378   $ 46,945   $ 41,523
Money market accounts .................................     82,546     74,448     10,782         --         --
Savings ...............................................     28,456     30,656     45,897     41,853     41,552
Individual retirement accounts-savings ................         --        338        377        379        442
Individual retirement accounts-certificates of deposit      17,841     16,173     15,035     13,636     13,014
Certificates of deposit, $100,000 and over ............     41,028     28,048     39,030     45,870     27,249
Other certificates of deposit .........................    101,085     76,369     81,277     86,236     85,725
                                                          --------   --------   --------   --------   --------

Total interest bearing deposits .......................    306,929    264,040    235,776    234,919    209,505
Total non-interest bearing deposits ...................     34,386     25,790     20,116     23,303     16,968
                                                          --------   --------   --------   --------   --------

Total .................................................   $341,315   $289,830   $255,892   $258,222   $226,473
                                                          ========   ========   ========   ========   ========

Short-Term Borrowings

The Company's short-term borrowings consist of repurchase agreements, lines of credit with other financial institutions and federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions. While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase. Short-term borrowings increased $9.1 million from $36.4 million at December 31, 2002 to $45.8 million at December 31, 2003, primarily as a result of an $8.7 million increase in federal funds purchased.

Federal Home Loan Bank Advances

FHLB advances decreased from $92.7 million at December 31, 2002 to $90.2 million at December 31, 2003. These advances principally consist of putable (or convertible) instruments that give the FHLB the option quarterly to put the advance back to the Bank, at which time the Bank can prepay the advance without penalty or can allow the advance to become variable adjusting to three-month Libor (London Interbank Offer Rate). However, there is a substantial penalty if the Company prepays the advances prior to the FHLB exercising its option. In calculations provided by the FHLB to the Company, three month Libor would have to rise by more than 300 basis points from December 31, 2003 levels before the FHLB would exercise its put option. These advances have various maturities through 2010. See Note 7 to the consolidated financial statements for additional information. The Company does not anticipate that it will enter into putable advances for the foreseeable future, but instead may use fixed rate advances to fund balance sheet growth as needed.

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Bank's primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquidity management is both a daily and long term function of business management. If the Bank requires funds beyond those generated internally, as of December 31, 2003 the Bank had $15.6 million in additional capacity under its borrowing agreements with the FHLB and approximately $7.3 million from other correspondent financial institutions that provide additional sources of funds. The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Capital

Total capital of the Company decreased $1.0 million during 2003 to $42.3 million, primarily due to a decrease in accumulated other comprehensive income related to the decrease in the fair values of available for sale securities and interest rate swaps, and cash dividends of $0.58 per share.

The Company has actively been repurchasing shares of its common stock since May 21, 1999. A net total of 340,975 shares at an aggregate cost of $5.3 million have been repurchased since that time under both the current and prior repurchase plans, with 29,629 shares at a cost of $475,000 purchased in 2003. The Company's Board of Directors authorized a share repurchase plan in May 2001 under which a maximum of $3.0 million of the Company's common stock may be purchased. Through December 31, 2003, a total of $2.6 million had been expended to purchase 163,136 shares under the current repurchase plan.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions. The Company and the Bank continue to exceed the regulatory requirements for Tier I, Tier I leverage and Total risk-based capital ratios. See Note 11 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2003:

      (Dollars in thousands)

      Commitments to make loans               $     8,689
      Unused lines of credit                       78,961
      Letters of credit                             3,832
                                              -----------
        Total                                 $    91,482
                                              ===========

The Company also utilizes interest rate swap arrangements with a notional amount of $50 million to exchange variable payments of interest tied to Prime for receipt of fixed rate payments. The variable rate of the swaps resets daily, with net interest being settled monthly. The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the swaps. The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates (See Note 12 to the Consolidated Financial Statements).

Aggregate Contractual Obligations

As of December 31, 2003

(Dollars in thousands)                  Less than                           More than
                              Total       1 year    1-3 years   3-5 years    5 years
                            ---------   ---------   ---------   ---------   ---------

Deposits ................     341,315     272,257      50,752      17,499         807
FHLB Borrowings .........      90,200      18,200       2,000       2,000      68,000
Lease commitments .......       2,971         291         628         503       1,549
                            ---------   ---------   ---------   ---------   ---------

Total ...................   $ 434,486   $ 290,748   $  53,380   $  20,002   $  70,356
                            =========   =========   =========   =========   =========

Deposits represent non-interest bearing, interest bearing, money market, savings, certificates of deposits and all other deposits held by the Company. Deposits that have an undetermined maturity period are included in the less than one-year category above.

FHLB advances represent the amounts that are due to the FHLB of Indianapolis and consist of $81.0 million in convertible advances. The FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty. There is a substantial penalty if the Company prepays the advances before FHLB exercises its right. Management does not expect these advances to be converted in the near term.

Lease commitments represent the total minimum lease payments under noncancelable operating leases, before considering renewal options that generally are present.

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

Assumptions based on the historical behavior of the Company's deposit rates and balances in relation to changes in interest rates are incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. The Company continually monitors and updates the assumptions as new information becomes available. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, and actual variations from the managerial assumptions utilized under the model, as well as changes in market conditions and the application and timing of various management strategies. Management's goal is to maintain a stable level of net interest income in rising or falling interest rate environments.

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model, it is estimated that as of December 31, 2003 the Company's net interest income would decrease by an estimated 4.7% or $669,000 over the one year forecast horizon. The decrease of 1.7% or $242,000 in net interest income shown in the 200 basis point simulated increase from 2002 to 2003 is primarily attributable to the increase in short-term borrowings, which are highly interest rate sensitive. Given a gradual 100 basis point decrease in the projected yield curve used in the simulation model, it is estimated that as of December 31, 2003 the Company's net interest income would increase by an estimated 0.50%, or $76,000 over the one year forecast horizon. The projected results adhere to the Company's asset/liability management policy which states the negative impact to net interest income should not exceed 5% and 7% in a 100 basis point decrease and 200 basis point increase in the projected yield curve over a one year forecast horizon. The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; the Company can minimize the reduction in net interest income in a period of rising interest rates to the extent that it can resist raising deposit rates during this period. The Company continues to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate the Company's estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of year-end 2003 and 2002, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future.

Interest Rate Sensitivity For 2003

                                      Gradual                      Gradual
                                     Decrease                     Increase
                                   In Interest                  In Interest
                                   Rates of 100                 Rates of 200
(Dollars in thousands)             Basis Points      BASE       Basis Points
                                   ------------      ----       ------------
Projected interest income:
   Loans .......................   $     23,973    $ 24,654     $     26,079
   Investments .................          2,987       3,064            3,196
   Short-term investments ......            410         422              446
                                   ------------    --------     ------------
Total interest income ..........         27,370      28,140           29,721

Projected interest expense:
   Deposits ....................          5,358       5,692            6,827
   Other borrowings ............          6,964       7,476            8,591
                                   ------------    --------     ------------
Total interest expense .........         12,322      13,168           15,418
                                   ------------    --------     ------------

Net interest income ............   $     15,048    $ 14,972     $     14,303
                                   ============    ========     ============

Change from base ...............   $         76                 $       (669)
% Change from base .............           0.50%                        (4.7)%

Interest Rate Sensitivity For 2002

                                      Gradual                      Gradual
                                     Decrease                     Increase
                                   In Interest                  In Interest
                                   Rates of 100                 Rates of 200
(Dollars in thousands)             Basis Points      BASE       Basis Points
                                   ------------      ----       ------------
Projected interest income:
   Loans .......................   $     21,357    $ 21,744     $     22,508
   Investments .................          3,203       3,340            3,608
   Short-term investments ......            431         442              466
                                   ------------    --------     ------------
Total interest income ..........         24,991      25,526           26,582

Projected interest expense:
   Deposits ....................          5,640       5,814            6,826
   Other borrowings ............          5,332       5,533            6,004
                                   ------------    --------     ------------
Total interest expense .........         10,972      11,347           12,830
                                   ------------    --------     ------------

Net interest income ............   $     14,019    $ 14,179     $     13,752
                                   ============    ========     ============

Change from base ...............   $       (160)                $       (427)
% Change from base .............           (1.1)%                       (3.0)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                               New Albany, Indiana

                              FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001

                                    CONTENTS

REPORT OF INDEPENDENT AUDITORS..............................................  22

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................................  23

     CONSOLIDATED STATEMENTS OF INCOME......................................  24

     CONSOLIDATED STATEMENTS OF CHANGES IN
       SHAREHOLDERS' EQUITY.................................................  25

     CONSOLIDATED STATEMENTS OF CASH FLOWS..................................  28

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................  30


--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Community Bank Shares of Indiana, Inc.
New Albany, Indiana

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank Shares of Indiana, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                        Crowe Chizek and Company LLC

Louisville, Kentucky
January 23, 2004


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   December 31
                      (In thousands, except share amounts)

--------------------------------------------------------------------------------

                                                              2003          2002
                                                              ----          ----
ASSETS
Cash and due from banks                                     $  10,164    $   6,631
Interest-bearing deposits in other financial institutions       2,217          950
Securities available for sale, at fair value                   83,143       92,374
Loans held for sale                                             1,173        9,230
Loans, net                                                    390,026      321,634
Federal Home Loan Bank stock, at cost                           7,999        7,700
Accrued interest receivable                                     1,849        1,967
Premises and equipment, net                                    11,331       11,324
Cash surrender value life insurance                            11,057       10,514
Other assets                                                    2,356        3,225
                                                            ---------    ---------

                                                            $ 521,315    $ 465,549
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                   $  34,386    $  25,790
     Interest bearing                                         306,929      264,040
                                                            ---------    ---------
         Total deposits                                       341,315      289,830
Short-term borrowings                                          45,325       36,393
Federal Home Loan Bank advances                                90,200       92,700
Accrued interest payable                                          351          337
Other liabilities                                               1,835        2,992
                                                            ---------    ---------
     Total liabilities                                        479,026      422,252

Shareholders' equity
     Preferred stock, without par value;
       5,000,000 shares authorized; none issued                    --           --
     Common stock, $.10 par value per share
       10,000,000 shares authorized;
       2,728,298 shares issued; 2,383,696 and
       2,394,752 shares outstanding                               273          273
     Additional paid-in capital                                19,497       19,533
     Retained earnings                                         28,299       27,373
     Accumulated other comprehensive income (loss)               (400)       1,332
     Unearned ESOP and performance share awards
       (2003 - 3,627, 2002 - 7,450)                               (39)         (80)
     Treasury stock, at cost (2003 - 340,975 shares,
       2002 - 326,096 shares)                                  (5,341)      (5,134)
                                                            ---------    ---------
         Total shareholders' equity                            42,289       43,297
                                                            ---------    ---------

                                                            $ 521,315    $ 465,549
                                                            =========    =========


--------------------------------------------------------------------------------
                            See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             Years ended December 31
                    (In thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                                   2003        2002       2001
                                                                   ----        ----       ----
Interest and dividend income
     Loans, including fees                                       $ 22,145    $ 20,278   $ 22,856
     Securities:  taxable                                           2,047       3,698      4,974
                  tax exempt                                          630         500        431
     Federal Home Loan Bank dividends                                 391         452        561
     Interest-bearing deposits in other financial institutions         39         124        473
                                                                 --------    --------   --------
                                                                   25,252      25,052     29,295

Interest expense
     Deposits                                                       6,143       7,539     10,981
     Federal Home Loan Bank advances                                5,221       5,461      5,325
     Short-term borrowings                                            311         354        739
                                                                 --------    --------   --------
                                                                   11,675      13,354     17,045
                                                                 --------    --------   --------

Net interest income                                                13,577      11,698     12,250

Provision for loan losses                                           1,274       1,144        520
                                                                 --------    --------   --------

Net interest income after provision for loan losses                12,303      10,554     11,730

Non-interest income
     Service charges on deposit accounts                            1,707       1,100        920
     Commission income                                                109         330        599
     Gain on sale of available for sale securities                    653         511         31
     Gain on sale of mortgage loans                                   592         457        359
     Loan servicing income, net of amortization                       (53)         96        101
     Increase in cash surrender value of life insurance               543         514         --
     Other income                                                     133         152        176
                                                                 --------    --------   --------
                                                                    3,684       3,160      2,186

Non-interest expense
     Salaries and employee benefits                                 7,097       5,967      5,207
     Occupancy                                                        957         823        844
     Equipment                                                        989         871        602
     Data processing                                                1,407       1,106        916
     Marketing and advertising                                        287         373        310
     Other expense                                                  2,367       1,798      1,500
                                                                 --------    --------   --------
                                                                   13,104      10,938      9,379
                                                                 --------    --------   --------

Income before income taxes                                          2,883       2,776      4,537

Income tax expense                                                    581         650      1,582
                                                                 --------    --------   --------

Net income                                                       $  2,302    $  2,126   $  2,955
                                                                 ========    ========   ========

Earnings per share:
     Basic                                                       $   0.97    $   0.87   $   1.18
     Diluted                                                     $   0.96    $   0.87   $   1.18


--------------------------------------------------------------------------------
                            See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years ended December 31

--------------------------------------------------------------------------------

                                                         Common Stock       Additional
                                                       Shares                 Paid-In     Retained
                                                    Outstanding    Amount     Capital     Earnings
                                                    -----------    ------   ----------    --------

                                                                    (In thousands)
Balance at January 1, 2001                                2,517    $  273   $   19,491   $ 25,164

Comprehensive income:
    Net income                                               --        --           --      2,955
    Change in net unrealized gains (losses),
      securities available for sale, net of
      reclassification and tax effects                       --        --           --         --
    Change in minimum pension liability,
      net of tax effects                                     --        --           --         --

       Total comprehensive income

Cash dividends declared ($.58 per share)                     --        --           --     (1,466)
Purchase of 48,500 shares treasury stock                    (49)       --           --         --
Vesting of 2,300 performance share awards                     2        --           --         --
Commitment of 5,531 shares to be released
    under ESOP                                                6        --           22         --
                                                    -----------    ------   ----------   --------

Balance at December 31, 2001                              2,476       273       19,513     26,653

Comprehensive income:
    Net income                                               --        --           --      2,126
    Change in net unrealized gains (losses),
      securities available for sale, net of
      reclassification and tax effects                       --        --           --         --

                                                     Accumulated
                                                        Other          Unearned
                                                    Comprehensive      ESOP and                      Total
                                                       Income        Performance     Treasury    Shareholders'
                                                       (Loss)        Share Awards      Stock        Equity
                                                    -------------    ------------    --------    -------------
Balance at January 1, 2001                          $        (854)   $       (220)   $ (2,966)   $      40,888

Comprehensive income:
    Net income                                                 --              --          --            2,955
    Change in net unrealized gains (losses),
      securities available for sale, net of
      reclassification and tax effects                        747              --          --              747
    Change in minimum pension liability,
      net of tax effects                                     (152)             --          --             (152)
                                                                                                 -------------
       Total comprehensive income                                                                        3,550

Cash dividends declared ($.58 per share)                       --              --          --           (1,466)
Purchase of 48,500 shares treasury stock                       --              --        (706)            (706)
Vesting of 2,300 performance share awards                      --              15          --               15
Commitment of 5,531 shares to be released
    under ESOP                                                 --              62          --               84
                                                    -------------    ------------    --------    -------------

Balance at December 31, 2001                                 (259)           (143)     (3,672)          42,365

Comprehensive income:
    Net income                                                 --              --          --            2,126
    Change in net unrealized gains (losses),
      securities available for sale, net of
      reclassification and tax effects                      1,213              --          --            1,213


--------------------------------------------------------------------------------
                                       26
                                   (Continued)

                     COMMUNITY BANK SHARES OF INDIANA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years ended December 31

--------------------------------------------------------------------------------

                                                         Common Stock       Additional
                                                       Shares                 Paid-In     Retained
                                                    Outstanding    Amount     Capital     Earnings
                                                    -----------    ------   ----------    --------

                                                                    (In thousands)
    Change in unrealized gains (losses),
       interest rate swap net of reclassification
       and tax effects                                       --        --           --          --
    Change in minimum pension liability,
      net of tax effects                                     --        --           --          --

       Total comprehensive income

Cash dividends declared ($.58 per share)                     --        --           --      (1,406)
Purchase of 96,007 shares treasury stock                    (96)       --           --          --
Vesting of 300 performance share awards                      --        --           --          --
Stock options exercised 8,602 shares                          9        --          (14)         --
Commitment of 5,756 shares to be released
    under ESOP                                                6        --           34          --
                                                    -----------    ------   ----------    --------

Balance at December 31, 2002                              2,395    $  273   $   19,533    $ 27,373

Comprehensive income:
    Net income                                               --        --           --       2,302
    Change in net unrealized gains (losses),
      securities available for sale, net of
      reclassification and tax effects                       --        --           --          --
    Change in unrealized gains (losses),
       interest rate swap net of reclassification
       and tax effects                                       --        --           --          --
    Change in minimum pension liability,
      net of tax effects                                     --        --           --          --

       Total comprehensive income

                                                     Accumulated
                                                        Other          Unearned
                                                    Comprehensive      ESOP and                      Total
                                                       Income        Performance     Treasury    Shareholders'
                                                       (Loss)        Share Awards      Stock        Equity
                                                    -------------    ------------    --------    -------------
    Change in unrealized gains (losses),
       interest rate swap net of reclassification
       and tax effects                                        455              --          --              455
    Change in minimum pension liability,
      net of tax effects                                      (77)             --          --              (77)
                                                                                                 -------------
       Total comprehensive income                                                                        3,717

Cash dividends declared ($.58 per share)                       --              --          --           (1,406)
Purchase of 96,007 shares treasury stock                       --              --      (1,596)          (1,596)
Vesting of 300 performance share awards                        --               2          --                2
Stock options exercised 8,602 shares                           --              --         134              120
Commitment of 5,756 shares to be released
    under ESOP                                                 --              61          --               95
                                                    -------------    ------------    --------    -------------

Balance at December 31, 2002                        $       1,332    $        (80)   $ (5,134)   $      43,297

Comprehensive income:
    Net income                                                 --              --          --            2,302
    Change in net unrealized gains (losses),
      securities available for sale, net of
      reclassification and tax effects                     (1,041)             --          --           (1,041)
    Change in unrealized gains (losses),
       interest rate swap net of reclassification
       and tax effects                                       (708)             --          --             (708)
    Change in minimum pension liability,
      net of tax effects                                       17              --          --               17
                                                                                                 -------------
       Total comprehensive income                                                                          570


--------------------------------------------------------------------------------
                                       27
                                   (Continued)

                     COMMUNITY BANK SHARES OF INDIANA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years ended December 31

--------------------------------------------------------------------------------

                                                         Common Stock       Additional
                                                       Shares                 Paid-In     Retained
                                                    Outstanding    Amount     Capital     Earnings
                                                    -----------    ------   ----------    --------

                                                                    (In thousands)
Cash dividends declared ($.58 per share)                     --        --           --      (1,376)
Purchase of 29,629 shares treasury stock                    (30)       --           --          --
Stock options exercised 14,750 shares                        15        --          (60)         --
Commitment of 3,823 shares to be released
    under ESOP                                                4        --           24          --
                                                    -----------    ------   ----------    --------

Balance at December 31, 2003                              2,384    $  273   $   19,497    $ 28,299
                                                    ===========    ======   ==========    ========

                                                     Accumulated
                                                        Other          Unearned
                                                    Comprehensive      ESOP and                      Total
                                                       Income        Performance     Treasury    Shareholders'
                                                       (Loss)        Share Awards      Stock        Equity
                                                    -------------    ------------    --------    -------------
Cash dividends declared ($.58 per share)                       --              --          --           (1,376)
Purchase of 29,629 shares treasury stock                       --              --        (475)            (475)
Stock options exercised 14,750 shares                          --              --         268              208
Commitment of 3,823 shares to be released
    under ESOP                                                 --              41          --               65
                                                    -------------    ------------    --------    -------------

Balance at December 31, 2003                        $        (400)   $        (39)   $ (5,341)   $      42,289
                                                    =============    ============    ========    =============


--------------------------------------------------------------------------------
                                       28
                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended December 31
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                2003        2002        2001
                                                                ----        ----        ----
Cash flows from operating activities
     Net income                                               $  2,302    $  2,126    $  2,955
     Adjustments to reconcile net income to
       net cash from operating activities
         Provision for loan losses                               1,274       1,144         520
         Depreciation                                            1,109       1,008         780
         Net amortization of securities                          1,019         825         289
         Gain on sales of available for sale securities           (653)       (511)        (31)
         Mortgage loans originated for sale                    (28,595)    (26,512)    (29,780)
         Proceeds from mortgage loan sales                      37,244      35,174      29,343
         Gain on sales of mortgage loans                          (592)       (457)       (359)
         Increase in cash surrender value of life insurance       (543)       (514)         --
         Federal Home Loan Bank stock dividends                   (299)        (42)        (57)
         ESOP and performance share award expense                   65          95          99
         Net change in
            Accrued interest receivable                            118         408         765
            Accrued interest payable                                14          (1)       (106)
            Other assets                                           727         864        (205)
            Other liabilities                                     (139)       (943)        491
                                                              --------    --------    --------
                Net cash from operating activities              13,051      12,664       4,704

Cash flows from investing activities
     Net change in interest-bearing deposits                    (1,267)      1,707       2,973
     Activity in available for sale securities
         Sales                                                  26,323      33,994       7,762
         Purchases                                             (65,318)    (52,066)    (81,144)
         Maturities, prepayments and calls                      46,280      26,339      61,694
     Loan originations and payments, net                       (70,694)    (45,047)     (7,856)
     Purchase of premises and equipment, net                    (1,116)     (1,116)     (1,705)
     Investment in cash surrender value of life insurance           --     (10,000)         --
                                                              --------    --------    --------
         Net cash from investing activities                    (65,792)    (46,189)    (18,276)


--------------------------------------------------------------------------------
                                       29
                                   (Continued)

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended December 31
                                 (In thousands)

--------------------------------------------------------------------------------

                                                        2003        2002        2001
                                                        ----        ----        ----
Cash flows from financing activities
     Net change in deposits                           $ 51,485    $ 33,938    $ (2,330)
     Net change in short-term borrowings                 8,932      (2,682)     16,528
     Proceeds from Federal Home Loan Bank advances      46,340      15,700       7,000
     Repayment of advances from Federal
       Home Loan Bank                                  (48,840)    (12,000)     (9,800)
     Exercise of stock options                             208         120          --
     Purchase of treasury stock                           (475)     (1,596)       (706)
     Cash dividends paid                                (1,376)     (1,766)     (1,483)
                                                      --------    --------    --------
         Net cash from financing activities             56,274      31,714       9,209
                                                      --------    --------    --------

Net change in cash and due from banks                    3,533      (1,811)     (4,363)

Cash and due from banks at beginning
  of year                                                6,631       8,442      12,805
                                                      --------    --------    --------

Cash and due from banks at end of year                $ 10,164    $  6,631    $  8,442
                                                      ========    ========    ========

Supplemental cash flow information:
     Interest paid                                    $ 11,661    $ 13,355    $ 17,151
     Income taxes paid                                     471         354       1,800

Supplemental noncash disclosures:
     Transfers from loans to loans held for sale            --      16,034          --
     Transfers from loans to foreclosed real estate      1,025         215         560
     Transfers from loans to repossessed assets              3          50          --


--------------------------------------------------------------------------------
                                       30
                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations: The consolidated financial statements include Community Bank Shares of Indiana, Inc. and its wholly owned subsidiary, Community Bank of Southern Indiana (Community Bank), collectively referred to as "the Company". The Bank utilizes three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages the Bank's investment securities. Effective November 14, 2003, Community Bank of Kentucky dissolved their charter and all accounts were combined with Community Bank of Southern Indiana, having no effect on the consolidated entity. Intercompany balances and transactions are eliminated in consolidation.

The Bank provides financial services through its ten offices in Southern Indiana and five in Kentucky. The Bank's primary deposit products are checking, savings, and term certificate accounts, and their primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights and fair values of financial instruments are particularly subject to change.

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

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Company enters agreements to sell loans. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. The Company's commitments are for fixed rate mortgage loans, generally lasting 60 days and are at market rates when initiated. The Company had commitments to originate $624,000 and $2.3 million in loans and an equal amount of corresponding sales contracts at December 31, 2003 and 2002. The impact of accounting for these instruments as derivatives was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

The Company sells loans on a servicing retained and released basis. Servicing assets are recorded on loans sold with servicing retained and are capitalized in other assets and expensed into other income against service fee income in


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

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

Cash Surrender Value of Life Insurance: The Company has purchased life insurance policies on certain key executives. The life insurance is recorded at the amount that can be realized, which is referred to as the cash surrender value.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Foreclosed assets amounted to $610,000 and $630,000 at year-end 2003 and 2002 and are included in other assets in the consolidated balance sheets.

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

                                                 2003     2002     2001
                                                 ----     ----     ----

                                                     (In thousands,
                                                except per share amounts)

Net income as reported                          $2,302   $2,126   $2,955
Less:  Stock-based compensation expense
     determined under fair value based method       57       79       87
                                                ------   ------   ------
Pro forma net income                            $2,245   $2,047   $2,868
                                                ======   ======   ======

Basic earnings per share as reported            $ 0.97   $ 0.87   $ 1.18
Pro forma basic earnings per share                0.94     0.84     1.15

Diluted earnings per share as reported            0.96     0.87     1.18
Pro forma diluted earnings per share              0.94     0.84     1.15

The weighted-average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing pro forma disclosures are as follows:

                                    2003      2002      2001
                                    ----      ----      ----

Risk-free interest rate              N/A      4.21%     4.85%
Expected option life                 N/A   10 years  10 years
Expected stock price volatility      N/A     24.67%    26.70%
Expected dividend yield              N/A      3.60%     3.74%
Estimated fair value per share       N/A     $3.65     $3.89


--------------------------------------------------------------------------------

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

Derivatives: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. The Company's use of derivatives is described further under the heading "Mortgage Banking Activities" and Note 12, "Interest Rate Swaps."

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $2.2 million and $2.1 million was required to meet regulatory reserve and clearing requirements at year-end 2003 and 2002. These balances do not earn interest.

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


--------------------------------------------------------------------------------

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

Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

Effect of Newly Issued But Not Yet Effective Accounting Standard: During January 2004, FASB issued an exposure draft of Interpretation G25 of Statement 133, Accounting for Derivative Instruments and Hedging Activities, to clarify hedge accounting for pools of prime-rate-based loans. As discussed in Note 12, the Company has hedged $50 million of variable rate loans tied to prime and for which no ineffectiveness has been recognized to date. Should the interpretation be finalized in its current form, the Company will need to reassess its accounting for these hedges which will result in a portion of the swap's prospective change in fair value being considered ineffective and recorded through earnings. Interpretation G25 will become effective the first quarter after its finalization. The Company has not yet completed its assessment of the Interpretation's financial statement impact.

Reclassifications: Some items in the prior years' financial statements were reclassified to conform to the current presentation.

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

                                                          Gross       Gross
                                           Amortized   Unrealized   Unrealized      Fair
                                              Cost        Gains       Losses       Value
                                              ----        -----       ------       -----
                                                            (In thousands)
2003
    State and municipal                    $  14,849   $      407   $      (10)   $15,246
    Mortgaged-backed                          52,947          252         (542)    52,657
    Corporate bonds                           15,000           48          (58)    14,990
    Mutual funds                                 250           --           --        250
                                           ---------   ----------   ----------    -------
       Total                               $  83,046   $      707   $     (610)   $83,143
                                           =========   ==========   ==========    =======

2002
    U. S. Government and federal agency    $   8,552   $      204   $       --    $ 8,756
    State and municipal                       12,687          391          (38)    13,040
    Mortgaged-backed                          60,209        1,109          (23)    61,295
    Corporate bonds                            9,249           34           --      9,283
                                           ---------   ----------   ----------    -------
       Total                               $  90,697   $    1,738   $      (61)   $92,374
                                           =========   ==========   ==========    =======


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (Continued)

Sales of available for sale securities were as follows.

                                  2003        2002       2001
                                  ----        ----       ----
                                         (In thousands)

    Proceeds                   $  26,323   $  33,994   $  7,762
    Gross gains                      653         540         50
    Gross losses                       -         (29)       (19)

Contractual maturities of available for sale securities at year-end 2003 were as follows. Mortgage-backed securities and mutual funds which do not have a single maturity date are shown separately.

                                           Amortized           Fair
                                             Cost              Value
                                             ----              -----
                                                 (In thousands)

    Due in one year or less               $       256       $       261
    Due from one to five years                 10,061            10,024
    Due from five to ten years                  2,540             2,738
    Due after ten years                        16,992            17,213
    Mortgage-backed                            52,947            52,657
    Mutual Funds                                  250               250
                                          -----------       -----------

       Total                              $    83,046       $    83,143
                                          ===========       ===========

Securities pledged at year-end 2003 and 2002 had a carrying amount of $71.4 million and $70.5 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2003 and 2002, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

Securities with unrealized losses at year end 2003 not recognized in income were as follows:

                              Less than 12 Months      12 Months or More            Total
                              -------------------      -----------------            -----
                               Fair    Unrealized      Fair    Unrealized      Fair    Unrealized
Description of Securities     Value       Loss        Value       Loss        Value       Loss
-------------------------     -----       ----        -----       ----        -----       ----
State and municipal          $ 3,144   $        10   $    --   $        --   $ 3,144   $        10
Mortgage-backed               30,178           542        --            --    30,178           542
Corporate bonds                4,359            58        --            --     4,359            58
                             -------   -----------   -------   -----------   -------   -----------

Total temporarily impaired   $37,681   $       610   $    --   $        --   $37,681   $       610
                             =======   ===========   =======   ===========   =======   ===========

Unrealized losses on securities have not been recognized into income because the issuer(s) bonds are of high credit quality (rated A- or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the bond(s) approach their maturity date and/or market rates decline.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS

Loans at year-end were as follows.

                                            2003         2002
                                            ----         ----
                                             (In thousands)

     Commercial                          $  72,981    $  70,234
     Mortgage loans on real estate
         Residential                        94,975       81,618
         Commercial                        161,343      119,196
         Construction                       15,691       13,972
     Home equity                            42,562       29,595
     Loans secured by deposit accounts         546          345
     Consumer                                5,962       10,488
                                         ---------    ---------
              Subtotal                     394,060      325,448
     Less:    Allowance for loan losses     (4,034)      (3,814)
                                         ---------    ---------

     Loans, net                          $ 390,026    $ 321,634
                                         =========    =========

During 2003 and 2002, substantially all of the Company's residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

Activity in the allowance for loan losses was as follows.

                                      2003             2002            2001
                                      ----             ----            ----
                                                   (In thousands)

     Beginning balance            $      3,814    $      3,030     $      2,869
     Provision for loan losses           1,274           1,144              520
     Loans charged-off                  (1,075)           (558)            (372)
     Recoveries                             21             198               13
                                  ------------    ------------     ------------

     Ending balance               $      4,034    $      3,814     $      3,030
                                  ============    ============     ============

Information about impaired loans is presented below. There were no impaired loans for the periods presented without an allowance allocation.

                                                         2003     2002     2001
                                                         ----     ----     ----
                                                             (In thousands)

     Impaired loans at year-end                         $  805   $1,682   $1,854
     Amount of the allowance for loan losses allocated     276      527      369
     Average of impaired loans during the year           1,691    2,227    1,315
     Interest income recognized during impairment           30       26      184

Nonperforming loans at year-end were as follows.

     Loans past due over 90 days still on accrual           25   $    -   $   39
     Nonaccrual loans                                    1,788    3,171    1,588


--------------------------------------------------------------------------------

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

                                                    2003
                                                    ----
                                               (In thousands)

     Beginning loans                              $29,561
     New loans                                     37,188
     Effect of changes in related parties          (7,622)
     Repayments                                    33,170)
                                                   ------

     Ending loans                                 $25,957
                                                  =======

                                                 2003        2002
                                                 ----        ----
                                                  (In thousands)

     Off-balance-sheet commitments              $ 8,416     $10,363

Mortgage loans serviced for others are not included in the balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $29.0 million and $30.0 million at year-end 2003 and 2002. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in non-interest bearing deposits, were approximately $340,000 and $299,000 at year-end 2003 and 2002. Servicing assets related to these loans, included in other assets, were $195,000 and $207,000 at year-end 2003 and 2002.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

                                                  2003            2002
                                                  ----            ----
                                                     (In thousands)

     Land and land improvements                $    1,263      $    1,263
     Buildings                                      9,623           9,623
     Furniture, fixtures and equipment              5,436           4,374
     Leasehold improvements                           390             336
                                               ----------      ----------
                                                   16,712          15,596

     Less:  Accumulated depreciation               (5,381)         (4,272)
                                               ----------      ----------
                                               $   11,331      $   11,324
                                               ==========      ==========

Rent expense was $195,000, $83,000 and $38,000 for 2003, 2002, and 2001,
respectively. Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

                           2004                  $  291
                           2005                     311
                           2006                     317
                           2007                     285
                           2008                     218
                           Thereafter             1,549

NOTE 5 - DEPOSITS

Time deposits of $100,000 or more were $44.6 million and $28.0 million at year-end 2003 and 2002.

Scheduled maturities of time deposits for the next five years were as follows.

                           2004                  $90,663
                           2005                   22,491
                           2006                   28,261
                           2007                   12,861
                           2008                    4,638
                           Thereafter                807

Deposits from principal officers, directors and their affiliates at year-end 2003 and 2002 were approximately $9.2 million and $7.5 million.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings consist of, retail repurchase agreements representing overnight borrowings from deposit customers, effectively deposit equivalents, federal funds purchased representing overnight borrowings from other financial institutions, and lines of credit with other financial institutions. The debt securities sold under the repurchase agreements were under the control of the subsidiary banks during 2003 and 2002.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT-TERM BORROWINGS (Continued)

Information concerning 2003 and 2002 short-term borrowings is summarized as follows.

                                                                    2003       2002
                                                                    ----       ----
                                                                 (Dollars in thousands)
     Repurchase agreements at year-end
          Balance                                                  $26,182    $26,393
          Weighted average interest rate                              0.50%      0.59%
     Repurchase agreements during the year
          Average daily balance                                    $25,438    $27,966
          Maximum month-end balance                                 29,227     37,561
          Weighted average interest rate                              0.57%      1.04%

     Federal funds purchased and lines of credit at year-end
          Balance                                                  $19,143    $10,000
          Weighted average interest rate                              1.25%      1.50%
     Federal funds purchased and lines of credit during the year
          Average daily balance                                    $10,768    $ 3,353
          Maximum month-end balance                                 19,143     12,140
          Weighted average interest rate                              1.48%      1.81%

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

                                     2003                     2002
                            ----------------------   ----------------------
                            Weighted                 Weighted
                             Average                  Average
                              Rate      Amount         Rate      Amount
                              ----      ------         ----      ------
                                         (Dollars in thousands)

          Fixed rate           5.89%   $    85,000      5.87%   $    88,000
          Variable rate        1.31          5,200      1.33          4,700
                                       -----------              -----------
                                       $    90,200              $    92,700
                                       ===========              ===========

The advances were collateralized by first mortgage loans and commercial loans under a blanket lien agreement and available for sale securities which were pledged as security under the agreement.

The contractual maturities of advances outstanding as of December 31, 2003 are as follows.

                                     Fixed     Variable
                                     -----     --------
                                       (In thousands)

          2004                      $13,000    $ 5,200
          2005                        2,000         --
          2008                        2,000         --
          2009                       21,000         --
          2010                       47,000         --


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

The fixed rate advances consisted of $81.0 million in convertible advances. The FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty. There is a substantial penalty if the Company prepays the advances before FHLB exercises its right.

NOTE 8 - BENEFIT PLANS

Defined Benefit Plans: The Company sponsors a defined benefit pension plan. The benefits are based on years of service and the employees' highest average of total compensation for five consecutive years of employment. In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants.

A reconciliation of the projected benefit obligation and the value of plan assets follow.

                                         2003      2002
                                         ----      ----
                                         (In thousands)

Change in projected benefit obligation
     Balance, beginning of year          $ 747    $ 680
     Interest cost                          49       47
     Actuarial (gain) loss                  95       47
     Benefits paid to participants        (116)     (27)
                                         -----    -----
     Ending benefit obligation             775      747

Change in plan assets
     Fair value, beginning of year         406      494
     Actual return on plan assets           75      (61)
     Employer contributions                151       --
     Benefits paid to participants        (116)     (27)
                                         -----    -----

     Ending plan assets                    516      406
                                         -----    -----

     Funded status                        (259)    (341)

     Unrecognized net actuarial loss       348      376
                                         -----    -----

          Prepaid benefit cost           $  89    $  35
                                         =====    =====

The components of pension expense and related actuarial assumptions were as follows.

                                              2003     2002     2001
                                              ----     ----     ----
                                              (Dollars in thousands)

     Interest cost                            $ 50     $ 47     $ 44
     Expected return on plan assets            (34)     (44)     (52)
     Amortization of unrecognized loss          82       25        7
                                              ----     ----     ----
          Pension expense (income)            $ 98     $ 28     $ (1)
                                              ====     ====     ====

     Discount rate on benefit obligation      6.25%    6.75%    7.00%
     Rate of expected return on plan assets   8.00%    9.00%    9.00%


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - BENEFIT PLANS (Continued)

A minimum pension liability is separately recorded with an offset to other comprehensive income to the extent the plan's current liability, if in excess of the plan's assets, is not otherwise recorded. As a result of the 1997 amendment discussed previously, the plan's projected benefit obligation also represents its current liability. At year-end 2003 and 2002, the plan's current liability exceeded the assets by $259,000 and $341,000. Accordingly, the Company's 2003 and 2002 balance sheets include a minimum pension liability of $348,000 and $376,000 which is in addition to the prepaid benefit cost otherwise recorded. Among other events, the amount carried in accumulated other comprehensive income will be reclassified to earnings should management elect to terminate the plan.

The Company's target allocation for 2004, pension plan asset allocation at year-end 2003, and 2002, and expected long-term rate of return by asset category are as follows:

                      Target     Percentage of Plan    Weighted-Average
                    Allocation   Assets at Year-end   Expected Long-Term
                       2004        2003       2002    Rate of Return 2003
                       ----        ----       ----    -------------------

Asset Category
     Mutual funds       85%          85%        89%           9.3%
     Money market       15           15         11            0.8
                                 ------     ------
     Total                          100%       100%           8.0%
                                 ======     ======

The Company expects to contribute $42,000 to its pension plan in 2004.

Community Bank is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit pension plan covering two of its employees. Employees are fully vested at the completion of five years of participation in the plan. No contributions were required during the three-year period ended December 31, 2003. There have been no new enrollments since 1998.

Employee Stock Ownership Plan: Employees participate in an Employee Stock Ownership Plan (ESOP). The ESOP borrowed from the Company to purchase 56,690 shares of Company stock at $10.08 per share. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts. Participants receive the shares at the end of employment.

Contributions to the ESOP during 2003, 2002 and 2001 were $41,000, $61,000 and $62,000. Expense for 2003, 2002 and 2001 was $65,000, $95,000 and $84,000.

Shares held by the ESOP trust were as follows.

                                                    2003            2002
                                                    ----            ----
                                                       (In thousands)

     Allocated to participants                           37              37
     Unearned                                             4               8
                                                 ----------      ----------
         Total ESOP shares                               41              45
                                                 ==========      ==========

         Fair value of unearned shares           $       72      $      124
                                                 ==========      ==========

Deferred Compensation Arrangements: The Company has entered into deferred compensation arrangements with certain directors and officers. The liability for such arrangements is fully accrued during the service period. The liability was $544,000 and $514,000 at December 31, 2003 and 2002, respectively. Expense related to these arrangements for 2003, 2002 and 2001 was $84,000, $29,000 and $36,000.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - BENEFIT PLANS (Continued)

Defined Contribution Plans: The 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 100% of the first 3% of the compensation contributed. Expense for 2003, 2002 and 2001 was $132,000, $96,000 and $89,000.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

Stock Options: The Company's stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date. Non-employee directors are eligible to receive only nonqualified stock options. As of December 31, 2003, the plan allows for additional option grants of up to 66,122 shares.

A summary of the activity in the plan follows.

                                               2003            2002               2001
                                       -----------------  -----------------  ------------------
                                                Weighted           Weighted            Weighted
                                                 Average            Average             Average
                                                Exercise           Exercise            Exercise
                                       Shares     Price   Shares     Price   Shares      Price
                                       ------     -----   ------     -----   ------      -----
                                               (In thousands, except per share amounts)
     Outstanding at beginning
       of year                           168      $17.01    184      $16.87    185      $17.55
     Granted                              --          --      4       16.10     19       15.50
     Exercised                           (15)      14.06     (9)      14.08     --          --
     Forfeited                           (34)      20.66    (11)      19.44    (20)      20.87
                                       ------             -----              -----

     Outstanding at end of year          119      $16.35    168      $17.01    184      $16.87
                                       =====              =====              =====

     Options exercisable at year-end     119      $16.35    154     $ 17.12    106      $18.39

For options outstanding at December 31, 2003, the option price per share ranged from $13.50 to $21.00 and the weighted average remaining contractual life on the options was 5.2 years.

Performance Share Awards: The Company may grant performance share awards to employees for up to 20,000 shares of common stock. The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date.

The compensation cost attributable to these restricted stock awards is based on the fair market value of the shares at the grant date. In lieu of shares of common stock, the Company may distribute cash in an amount equal to the fair market value of the common stock award. The compensation expense is recognized over the specified performance period. During 1999, the Company granted 8,700 shares of common stock as performance share awards and compensation expense of $2,000 and $15,000 was recognized for the years ended 2002 and 2001, respectively. Compensation expense has been fully recognized for the shares granted in 1999.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

Income tax expense (benefit) was as follows.

                               2003      2002       2001
                               ----      ----       ----
                                    (In thousands)

     Current                  $  419    $  632     $1,577
     Deferred                     21       (41)         5
     Valuation allowance         141        59         --
                              ------    ------     ------
         Total                $  581    $  650     $1,582
                              ======    ======     ======

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

                                           2003                2002                2001
                                           ----                ----                ----
                                                     (Dollars In thousands)
Federal statutory rate times
  financial statement income         $   980    34.0%    $   944    34.0%    $ 1,542    34.0%
Effect of:
     Tax-exempt income                  (222)   (7.7)       (190)   (6.8)       (127)   (2.8)
     State taxes, net of federal
       benefit                          (141)   (4.9)        (59)   (2.1)        135     3.0
     Change in
       valuation allowance               141     4.9          59     2.1          --      --
     Change in
       cash surrender value
        of life insurance policies      (185)   (6.4)       (175)   (6.3)         --      --
     Other, net                            8     0.3          71     2.5          32     0.7
                                     -------    ----     -------    ----     -------    ----

         Total                       $   581    20.2%    $   650    23.4%    $ 1,582    34.9%
                                     =======    ====     =======    ====     =======    ====

Year-end deferred tax assets and liabilities were due to the following.

                                                              2003      2002
                                                              ----      ----
                                                              (In thousands)

     Deferred tax assets
         Allowance for loan losses                           $1,539    $1,455
         Employee benefit plans                                 188       218
         Minimum pension liability                              136       147
         Net unrealized appreciation on interest rate swap      161        --
         Net operating loss carryforward                        200        59
         Unused tax credits                                      20        --
         Other                                                   16        22
                                                             ------    ------
              Total                                           2,260     1,901


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (Continued)

                                                               2003       2002
                                                               ----       ----
                                                               (In thousands)

     Deferred tax liabilities
         Premises and equipment                                 (425)      (310)
         FHLB stock                                             (329)      (181)
         Deferred loan fees and costs                           (173)      (152)
         Mortgage Servicing Rights                               (74)       (79)
         Net unrealized appreciation on securities
           available for sale                                    (33)      (570)
         Net unrealized appreciation on interest rate swap        --       (291)
         Other                                                   (48)       (97)
                                                             --------   -------
              Total                                           (1,082)    (1,680)

     Valuation allowance on deferred tax assets                 (200)       (59)
                                                             --------   -------

     Net deferred tax asset                                  $   978    $   162
                                                             =======    =======

The Company incurred net operating losses for state income taxes during 2003 and 2002 which will be carried forward and applied to future state taxable income. Due to the uncertainty of the Company's ability to use this benefit, a valuation allowance has been recorded. The cumulative state net operating loss is $2.4 million and can be carried forward for 15 years.

Community Bank qualified under provisions of the Internal Revenue Code which through 1987 permitted them to deduct from taxable income a provision for bad debts that exceeded the provision for loan losses charged to income on the financial statements. Retained earnings at December 31, 2003 and 2002 includes this benefit of approximately $3.7 million for which accounting standards do not require a deferred federal income tax liability to be recorded. If the banks were liquidated or otherwise ceased to be banks or if tax laws were to change, this liability would be recorded with an offset to income tax expense.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2003 and 2002, the most recent regulatory notifications categorized the Company and Banks as well capitalized under the regulatory framework for prompt corrective action.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Actual and required capital amounts and ratios are presented below at year-end.

                                                                                          To Be Well
                                                                                      Capitalized Under
                                                                    For Capital       Prompt Corrective
                                                  Actual         Adequacy Purposes    Action Provisions
                                                  ------         -----------------    -----------------
                                            Amount       Ratio    Amount     Ratio     Amount     Ratio
                                            ------       -----    ------     -----     ------     -----
                                                                (Dollars in millions)
2003
Total Capital (to Risk Weighted Assets):
     Consolidated                           $  46.5      11.4%   $  32.6         8%   $  40.8        10%
     Community Bank                            46.5      11.4%      32.6         8       40.8        10

Tier I Capital (to Risk Weighted Assets):
     Consolidated                           $  42.5      10.4%   $  16.3         4%   $  24.5         6%
     Community Bank                            42.5      10.4%      16.3         4       24.5         6

Tier I Capital (to Average Assets):
     Consolidated                           $  42.5       8.3%   $  20.4         4%   $  25.4         5%
     Community Bank                            42.5       8.3%      19.1         4       23.9         5

2002
Total Capital (to Risk Weighted Assets):
     Consolidated                           $  45.5      13.6%   $  26.9         8%   $  33.6        10%
     Community Bank                            37.6      12.7       23.6         8       29.6        10
     CB Kentucky                                7.3      18.7        3.1         8        3.9        10

Tier I Capital (to Risk Weighted Assets):
     Consolidated                           $  41.7      12.4%   $  13.4         4%   $  20.1         6%
     Community Bank                            34.2      11.6       11.8         4       17.7         6
     CB Kentucky                                6.9      17.7        1.6         4        2.3         6

Tier I Capital (to Average Assets):
     Consolidated                           $  41.7       9.0%   $  18.5         4%   $  23.1         5%
     Community Bank                            34.2       8.4       16.3         4       20.4         5
     CB Kentucky                                6.9      12.5        2.2         4        2.8         5

Regulations limit capital distributions by banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. During 2004, the bank could, without prior approval, declare dividends of approximately $750,000 plus any 2004 net income retained to the date of dividend declaration.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INTEREST RATE SWAPS

On August 30, 2002, the Company entered into a $25,000,000 interest rate swap arrangement to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 6.51%. An additional $25,000,000 interest rate swap was entered into on June 19, 2003 to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 5.22%. The variable rate of the swaps resets daily, with net interest being settled monthly. The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the swaps.

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on June 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive income and will be reclassified to earnings over the lives of the hedges. Based on current rates, $933,000 is expected to be transferred out of accumulated other comprehensive income into interest income during 2004. See Note 1 for potential prospective change in accounting for hedges of prime-based loans.

The fair value and earnings reclassification of the swaps was as follows:

                                                        2003            2002
                                                        ----            ----
                                                           (In thousands)

     Beginning balance                               $      746      $        -
     Increase (decrease) in value for the period           (388)            915
     Swap income reclassified to interest on loans         (771)           (169)
                                                     ----------      ----------

     Ending balance                                  $     (413)     $      746
                                                     ==========      ==========

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

                                          2003                  2002
                                          ----                  ----
                                   Fixed    Variable     Fixed    Variable
                                   Rate       Rate       Rate       Rate
                                   ----       ----       ----       ----
                                               (In thousands)

     Commitments to make loans   $    307   $  8,382   $  1,869   $ 14,987
     Unused lines of credit            --     78,961         --     79,189
     Letters of credit                 --      3,832         --      3,784

Commitments to make loans are generally made for periods of 30 days or less and are at market rates. The fixed rate loan commitments have interest rates ranging from approximately 4.25% to 7.5% and maturities ranging from 30 days to 30 years.

See Note 1 for further discussion on mortgage-banking activities.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                2003                  2002
                                                ----                  ----
                                         Carrying     Fair     Carrying      Fair
                                          Amount      Value     Amount       Value
                                          ------      -----     ------       -----
                                                      (In thousands)
     Financial assets
         Cash and due from banks         $ 10,164   $ 10,164   $  6,631      6,631
         Interest-bearing deposits
           with banks                       2,217      2,217        950        950
         Securities available for sale     83,143     83,143     92,374     92,374
         Loans held for sale                1,173      1,188      9,230      9,393
         Loans, net                       390,026    392,501    321,634    327,719
         Federal Home Loan Bank stock       7,999      7,999      7,700      7,700
         Accrued interest receivable        1,849      1,849      1,967      1,967
             Interest rate swaps               --         --        746        746

     Financial liabilities
         Deposits                         341,315    344,253    289,830    292,344
         Short-term borrowings             45,325     45,325     36,393     36,393
         Advances from Federal Home

           Loan Bank                       90,200     99,838     92,700    107,810
         Accrued interest payable             351        351        337        337

         Interest rate swaps                  413        413         --         --

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


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. follows:

CONDENSED BALANCE SHEETS

                                                                  December 31
                                                              2003          2002
                                                              ----          ----
                                                                (In thousands)
ASSETS
Interest-bearing deposits in other financial institutions   $        1   $       1
Premises and equipment, net                                        802         938
Receivables from subsidiaries                                       12          28
Investment in subsidiaries                                      42,293      42,653
Other assets                                                     1,115       1,391
                                                            ----------   ---------
                                                            $   44,223   $  45,011
                                                            ==========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings                                       $    1,200   $     930
Accrued expenses and other liabilities                             734         784
                                                            ----------   ---------
     Total liabilities                                           1,934       1,714
Total shareholders' equity                                      42,289      43,297
                                                            ----------   ---------
                                                            $   44,223   $  45,011
                                                            ==========   =========

CONDENSED STATEMENTS OF INCOME

                                                          Years ended December 31
                                                         2003       2002      2001
                                                         ----       ----      ----
                                                               (In thousands)
Income
     Dividends from subsidiaries                       $ 2,700    $ 4,300    $ 3,100
     Management and other fees from subsidiaries         2,409      2,269      2,906
     Interest and dividend income                            2         41         88
                                                       -------    -------    -------
         Total income                                    5,111      6,610      6,094

Expense
     Operating expenses                                  5,151      4,697      3,934
                                                       -------    -------    -------

Income (loss) before income taxes and equity
  in undistributed net income of subsidiaries              (40)     1,913      2,160

Income tax benefit                                         982        814        343
                                                       -------    -------    -------

Income before equity in undistributed net
  income of subsidiaries                                   942      2,727      2,503

Equity in undistributed (distributions in excess) of
  net income of subsidiaries                             1,360       (601)       452
                                                       -------    -------    -------

Net income                                             $ 2,302    $ 2,126    $ 2,955
                                                       =======    =======    =======


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

                                                             Years ended December 31
                                                            2003       2002      2001
                                                            ----       ----      ----
                                                                  (In thousands)
Cash flows from operating activities
  Net income                                              $ 2,302    $ 2,126    $ 2,955
  Adjustments to reconcile net income to net cash
    from operating activities
      Equity (in undistributed) distributions in excess
         of net income of subsidiaries                     (1,360)       601       (452)
      Depreciation                                            395        418        252
      (Increase) decrease in other assets
         and liabilities, net                                 295       (469)       275
                                                          -------    -------    -------
    Net cash from operating activities                      1,632      2,676      3,030

Cash flows from investing activities
  Net change in interest-bearing deposits in other
    financial institutions                                     --         85        (64)
  Purchase of premises and equipment, net                    (259)      (449)      (777)
                                                          -------    -------    -------
    Net cash from investing activities                       (259)      (364)      (841)

Cash flows from financing activities
  Net change in short-term borrowings                         270        930         --
  Exercise of stock options                                   208        120         --
  Purchase of treasury stock                                 (475)    (1,596)      (706)
  Cash dividends paid                                      (1,376)    (1,766)    (1,483)
                                                          -------    -------    -------
    Net cash from financing activities                     (1,373)    (2,312)    (2,189)
                                                          -------    -------    -------

Net change in cash                                             --         --         --

Cash at beginning of year                                      --         --         --
                                                          -------    -------    -------

Cash at end of year                                       $    --    $    --    $    --
                                                          =======    =======    =======


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - EARNINGS PER SHARE

The factors used in the earnings per share computation follows.

                                                2003       2002      2001
                                                ----       ----      ----
                                        (In thousands, except per share amounts)

Basic
    Net income                                $ 2,302    $ 2,126    $ 2,955
                                              =======    =======    =======

    Average shares:
      Common shares issued                      2,728      2,728      2,728
      Less:   Unallocated ESOP shares              (4)        (8)       (16)
              Treasury stock                     (345)      (284)      (212)
              Performance share awards             --         --         (1)
                                              -------    -------    -------

         Average shares outstanding             2,379      2,436      2,499
                                              =======    =======    =======

Net income per common share, basic            $  0.97    $  0.87    $  1.18
                                              =======    =======    =======

Diluted
    Net income                                $ 2,302    $ 2,126    $ 2,955
                                              =======    =======    =======

    Average shares:
      Common shares outstanding for basic       2,379      2,436      2,499
      Add:  Dilutive effects of outstanding
        options                                    15         16          4
                                              -------    -------    -------
      Average shares and dilutive
        potential common shares               $ 2,394    $ 2,452    $ 2,503
                                              =======    =======    =======

Net income per common share, diluted          $  0.96    $  0.87    $  1.18
                                              =======    =======    =======

Stock options for 31,100, 69,700 and 134,817 common shares were excluded from 2003, 2002 and 2001 diluted earnings per share because they were antidilutive.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes were as follows.

                                                   2003       2002      2001
                                                   ----       ----      ----
                                                        (In thousands)

Unrealized holding gains on
  available for sale securities                  $  (927)   $ 2,365    $ 1,266
Less reclassification adjustments for gains
  later recognized in income                        (653)      (511)       (31)
                                                 -------    -------    -------
Net unrealized gain (loss) on securities
  available for sale, net of reclassifications    (1,580)     1,854      1,235
Unrealized holding gain on interest
  rate swaps                                        (388)       915          -
Amounts reclassified to interest income             (771)      (169)         -
                                                 -------    -------    -------
Net unrealized gain (loss) on interest rate
  swaps, net of reclassifications                 (1,159)       746          -
Change in minimum pension liability                   28       (127)      (249)
                                                 -------    -------    -------
Other comprehensive income (loss)
  before tax effects and cumulative
  effect of change in accounting principle        (2,711)     2,473        986
Tax effect                                           979       (882)      (391)
                                                 -------    -------    -------
Other comprehensive income (loss)                $(1,732)   $ 1,591    $   595
                                                 =======    =======    =======

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         Earnings Per Share
                      Interest   Net Interest     Net    ------------------
                       Income       Income      Income    Basic    Diluted
                      --------   ------------   ------   -------   --------
                             (In thousands, except per share amounts)

2003
----
     First quarter    $  6,250   $      3,443   $  746   $  0.31   $  0.31
     Second quarter      6,260          3,275      542      0.23      0.23
     Third quarter       6,297          3,328      509      0.22      0.21
     Fourth quarter      6,445          3,531      505      0.21      0.21

2002
----
     First quarter    $  6,319   $      2,946   $  718   $  0.29   $  0.29
     Second quarter      6,337          2,837      256      0.10      0.10
     Third quarter       6,239          2,852      502      0.21      0.21
     Fourth quarter      6,157          3,063      650      0.27      0.27


--------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and executive officers of the Registrant and reporting under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2004.

ITEM 10. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to the information under the headings "Executive Compensation", "Compensation of Directors", "Defined Benefit Pension Plan", "Employment and Retirement Agreements", and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference to the information under the heading "Stock Ownership by Directors and Executive Officers" and "Information About Our Other Stock Compensation Plans" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning relationships and transactions is incorporated herein by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation", "Indebtedness of Management", and "Other Transactions with Management and Related Parties" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2004.

ITEM 13. CONTROLS AND PROCEDURES

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings "Audit Fees", "Financial Information Systems Design and Implementation Fees", and "All Other Fees" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2004.


--------------------------------------------------------------------------------

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements are included in Item 8 of this Form 10-K:

Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or the required information has been included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits

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

10.4              Community Bank Shares of Indiana, Inc. 1997 Stock Incentive
                  Plan * (4)

10.5              Community Bank Shares of Indiana, Inc. Dividend Reinvestment
                  Plan * (5)

10.6              Employment Agreement with Patrick J. Daily *

10.7              Employment Agreement with Christopher L. Bottorff *

10.8              Data Processing Services Agreement with Jack Henry and
                  Associates, Inc.*

10.9              Electronic Funds Transfer Agreement with Jack Henry and
                  Associates, Inc.*

10.10             Employment Agreement with Kevin J. Cecil

10.11             Employment Agreement with Paul A. Chrisco

10.12             Consulting Agreement with Dale L. Orem

10.13             Community Bank Shares of Indiana, Inc. and Affiliates Business
                  Ethics Policy

10.14             Lease Agreement with Al Josam Dixieland, LLC

10.15             Lease Agreement with JWL Properties, LLC

11.1              Computation of Earnings Per Share

21.0              Subsidiaries of Registrant

23.1              Consent of Crowe Chizek and Company LLC

31.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.

(1) Incorporated herein by reference to Registration Statement on Form S-1 filed December 9, 1994 (File No. 33-87228).

(2) Incorporated by reference to the Annual Report on Form 10-K filed April 2, 2002.

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

(b)   Reports on Form 8-K:

The Registrant filed a report on Form 8-K on October 31, 2003 reporting its announcement on such date of its financial results for the third quarter of 2003.

(c)   Exhibits

See response to Item 16(a)(3).


--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMMUNITY BANK SHARES
                                        OF INDIANA, INC.

March 30, 2004                          By: /s/ James D. Rickard
                                        ----------------------------
                                        James D. Rickard
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ James D. Rickard                  President, Chief Executive Officer, and Director           March 31, 2004
         --------------------                  (Principal Executive Officer)
         James D. Rickard

         /s/ Paul A. Chrisco                   Senior Vice-President and Chief Financial Officer)         March 31, 2004
         -------------------                   (Principal Financial and Accounting Officer)
         Paul A. Chrisco

         /s/ Timothy T. Shea                   Chairman of the Board of Directors and Director            March 31, 2004
         -------------------
         Timothy T. Shea

         /s/ Robert J. Koetter, Sr.            Director                                                   March 31, 2004
         --------------------------
         Robert J. Koetter, Sr.

         /s/ Gary L. Libs                      Director                                                   March 31, 2004
         ----------------
         Gary L. Libs

         /s/ James W. Robinson                 Director                                                   March 31, 2004
         ---------------------
         James W. Robinson

         /s/ George M. Ballard                 Director                                                   March 31, 2004
         ---------------------
         George M. Ballard

         /s/ Gordon L. Huncilman               Director                                                   March 31, 2004
         -----------------------
         Gordon L. Huncilman

         /s/ Kerry M. Stemler                  Director                                                   March 31, 2004
         --------------------
         Kerry M. Stemler

         /s/ Steven R. Stemler                 Director                                                   March 31, 2004
         ---------------------
         Steven R. Stemler

         /s/ Dale L. Orem                      Director                                                   March 31, 2004
         ----------------
         Dale L. Orem


--------------------------------------------------------------------------------

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

10.4              Community Bank Shares of Indiana, Inc. 1997 Stock Incentive
                  Plan * (4)

10.5              Community Bank Shares of Indiana, Inc. Dividend Reinvestment
                  Plan * (5)

10.6              Employment Agreement with Patrick J. Daily *

10.7              Employment Agreement with Christopher L. Bottorff *

10.8              Data Processing Services Agreement with Jack Henry and
                  Associates, Inc.*

10.9              Electronic Funds Transfer Agreement with Jack Henry and
                  Associates, Inc.*

10.10             Employment Agreement with Kevin J. Cecil

10.11             Employment Agreement with Paul A. Chrisco

10.12             Consulting Agreement with Dale L. Orem

10.13             Community Bank Shares of Indiana, Inc. and Affiliates Business
                  Ethics Policy

10.14             Lease Agreement with Al Josam Dixieland, LLC

10.15             Lease Agreement with JWL Properties, LLC

11.1              Computation of Earnings Per Share

21.0              Subsidiaries of Registrant

23.1              Consent of Crowe Chizek and Company LLC

31.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.

(1) Incorporated herein by reference to Registration Statement on Form S-1 filed December 9, 1994 (File No. 33-87228).

(2) Incorporated by reference to the Annual Report on Form 10-K filed April 2, 2002.

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


--------------------------------------------------------------------------------
                                       56