Form 10-Q
period 2004-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2004-05-14
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,388,954 shares of common stock were outstanding as of May 5, 2004.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I  Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets ..............................     3

                Consolidated Statements of Income ........................     4

                Consolidated Statements of Changes in Stockholders'
                Equity ...................................................     5

                Consolidated Statements of Cash Flows ....................     6

                Notes to Consolidated Financial Statements ...............  7-11

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ...................... 12-20

        Item 3. Quantitative and Qualitative Disclosures About Market
                Risk ..................................................... 21-23

        Item 4. Controls and Procedures ..................................    24

Part II Other Information

        Item 6. Exhibits and Reports on Form 8-K .........................    25

Signatures ...............................................................    26

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002 .................................................................. 29-30

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,       December 31,
                                                                            2004              2003
                                                                          ---------       ------------
                                                                      (In thousands, except share data)
ASSETS
Cash and due from banks                                                   $  11,296        $  10,164
Interest bearing deposits in other financial institutions                    11,732            2,217
Securities available for sale, at fair value                                 85,372           83,143
Loans held for sale                                                             803            1,173
Loans, net                                                                  395,867          390,026
Federal Home Loan Bank stock, at cost                                         8,097            7,999
Accrued interest receivable                                                   1,726            1,849
Premises and equipment, net                                                  11,407           11,331
Cash surrender value life insurance                                          11,185           11,057
Other assets                                                                  2,491            2,356
                                                                          --------------------------
     Total Assets                                                         $ 539,976        $ 521,315
                                                                          ==========================

LIABILITIES
Deposits
     Non-interest bearing                                                 $  41,811        $  34,386
     Interest bearing                                                       340,133          306,929
                                                                          --------------------------
         Total deposits                                                     381,944          341,315
Short-term borrowings                                                        27,414           45,325
Federal Home Loan Bank advances                                              85,000           90,200
Accrued interest payable                                                        494              351
Other liabilities                                                             1,504            1,835
                                                                          --------------------------
     Total Liabilities                                                      496,356          479,026
                                                                          --------------------------

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized;
     none issued                                                                 --               --
Common stock, $.10 par value per share; 10,000,000 shares
     authorized; 2,728,298 shares issued; 2,386,554 and
     2,383,696 shares outstanding                                               273              273
Additional paid-in capital                                                   19,494           19,497
Retained earnings                                                            28,561           28,299
Accumulated other comprehensive income (loss)                                   620             (400)
Unearned ESOP and performance share awards - 2,769 and 3,627 shares             (30)             (39)
Treasury stock, at cost - 338,975 and 340,975 shares                         (5,298)          (5,341)
                                                                          --------------------------
         Total Stockholders' Equity                                          43,620           42,289
                                                                          --------------------------
         Total Liabilities and Stockholders' Equity                       $ 539,976        $ 521,315
                                                                          ==========================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                     2004           2003
                                                                   -------        -------
                                                             (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                           $ 5,691        $ 5,405
   Securities:
     Taxable                                                           587            587
     Tax-exempt                                                        136            149
   Federal Home Loan Bank cash and stock dividends                      98            105
   Interest bearing deposits in other financial institutions            10              4
                                                                   ----------------------
       Total interest income                                         6,522          6,250
                                                                   ----------------------

INTEREST EXPENSE
   Deposits                                                          1,729          1,408
   Federal Home Loan Bank advances                                   1,265          1,298
   Short-term borrowings                                                66            101
                                                                   ----------------------
     Total interest expense                                          3,060          2,807
                                                                   ----------------------
     Net interest income                                             3,462          3,443
   Provision for loan losses                                           360            296
                                                                   ----------------------
     Net interest income after provision for loan losses             3,102          3,147
                                                                   ----------------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                 416            411
   Commission income                                                    23             56
   Gain on sale of available for sale securities                        88             95
   Gain on sale of mortgage loans                                      120            223
   Loan servicing income, net of amortization                           (8)             6
   Increase in cash surrender value of life insurance                  128            133
   Other                                                                53             51
                                                                   ----------------------
       Total non-interest income                                       820            975
                                                                   ----------------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                    1,816          1,757
   Occupancy                                                           273            224
   Equipment                                                           277            231
   Data processing                                                     232            293
   Marketing and advertising                                            79             52
   Loss on sale of foreclosed real estate                               --            121
   Other                                                               498            449
                                                                   ----------------------
       Total non-interest expense                                    3,175          3,127
                                                                   ----------------------
   Income before income taxes                                          747            995
   Income tax expense                                                  140            249
                                                                   ----------------------
   Net Income                                                      $   607        $   746
                                                                   ======================

   Earnings per share:
       Basic                                                       $  0.25        $  0.31
                                                                   ======================
       Diluted                                                     $  0.25        $  0.31
                                                                   ======================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------------

                                         Common                Additional
                                         Shares       Common    Paid-In      Retained
                                       Outstanding    Stock     Capital      Earnings
--------------------------------------------------------------------------------------
Balance, January 1, 2004                2,383,696   $     273  $  19,497    $  28,299
Cash dividends declared on common
   stock ($0.145 per share)                    --          --         --         (345)
Commitment of shares to be
   released
   under the ESOP                             858          --          9           --
Stock options exercised                     2,000          --        (12)          --
Comprehensive income:
   Net income                                  --          --         --          607
   Change in unrealized gain
     (loss) on securities
     available for sale, net
     of reclassifications and
     tax effects                               --          --         --           --
   Change in unrealized gain
     (loss) on interest rate
     swaps, net of reclassifications
     and tax effects                           --          --         --           --
   Change in minimum pension
     liability, net of tax effects             --          --         --           --
--------------------------------------------------------------------------------------
       Total comprehensive income
--------------------------------------------------------------------------------------
Balance, March 31, 2004                 2,386,554   $     273  $  19,494    $  28,561
======================================================================================

-------------------------------------------------------------------------------------------
                                        Accumulated
                                           Other                                  Total
                                       Comprehensive   Unearned    Treasury   Stockholders'
                                           Income        ESOP       Stock         Equity
-------------------------------------------------------------------------------------------
Balance, January 1, 2004                 $    (400)   $     (39)  $  (5,341)    $  42,289
Cash dividends declared on common
   stock ($0.145 per share)                     --           --          --          (345)
Commitment of shares to be
   released
   under the ESOP                               --            9          --            18
Stock options exercised                         --           --          43            31
Comprehensive income:
   Net income                                   --           --          --           607
   Change in unrealized gain
     (loss) on securities
     available for sale, net
     of reclassifications and
     tax effects                               463           --          --           463
   Change in unrealized gain
     (loss) on interest rate
     swaps, net of reclassifications
     and tax effects                           553           --          --           553
   Change in minimum pension
     liability, net of tax effects               4           --          --             4
-------------------------------------------------------------------------------------------
       Total comprehensive income                                                   1,627
-------------------------------------------------------------------------------------------
Balance, March 31, 2004                  $     620    $     (30)  $  (5,298)    $  43,620
===========================================================================================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                       -----------------------
                                                                         2004           2003
                                                                       --------       --------
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $    607       $    746
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for loan losses                                              360            296
     Depreciation expense                                                   302            270
     Net amortization of securities                                         112            246
     Gain on sale of available for sale securities                          (88)           (95)
     Mortgage loans originated for sale                                  (3,734)       (12,443)
     Proceeds from mortgage loan sales                                   11,737         11,308
     Net gain on sales of mortgage loans                                   (120)          (223)
     Increase in cash surrender value of life insurance                    (128)          (133)
     Federal Home Loan Bank stock dividends                                 (98)          (103)
     ESOP and performance share award expense                                18             15
     Net change in
       Accrued interest receivable                                          123             29
       Accrued interest payable                                             143             --
       Other assets                                                         768            648
       Other liabilities                                                   (916)           681
                                                                       -----------------------
         Net cash from operating activities                               9,086          1,242
                                                                       -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest bearing deposits with banks                  (9,515)           (31)
     Activity in available for sale securities:
       Sales                                                              4,941          8,165
       Purchases                                                         (9,141)        (2,069)
       Maturities, prepayments and calls                                  2,649          8,613
     Loan originations and payments, net                                (13,714)       (20,013)
     Purchase of premises and equipment, net                               (378)          (213)
                                                                       -----------------------
         Net cash from investing activities                             (25,158)        (5,548)
                                                                       -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                              40,629          9,963
     Net change in short-term borrowings                                (17,911)         2,018
     Proceeds from Federal Home Loan Bank advances                           --         44,140
     Repayment of advances from Federal Home Loan Bank                   (5,200)       (48,840)
     Purchase of treasury stock                                              --           (369)
     Stock options exercised                                                 31             13
     Dividends paid                                                        (345)          (344)
                                                                       -----------------------
         Net cash from financing activities                              17,204          6,581
                                                                       -----------------------
Net change in cash and due from banks                                     1,132          2,275
Cash and due from banks at beginning of period                           10,164          6,631
                                                                       -----------------------
Cash and due from banks at end of period                               $ 11,296       $  8,906
                                                                       =======================
Non cash transfers:
     Transfer from loans to loans held for sale                        $  7,513       $     --
     Transfer from loans to foreclosed real estate                     $     --       $    415

See accompanying notes to consolidated financial statements.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (the "Company") is a single bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiary is Community Bank of Southern Indiana (the "Bank"). Until November 14, 2003, the Company also operated four bank offices in Jefferson and Nelson County, Kentucky through its wholly- owned banking subsidiary, Community Bank of Kentucky, Inc. ("CBKY"). On November 14, 2003 CBKY was merged with and into the Bank. The Bank is a state-chartered stock commercial bank headquartered in New Albany, Indiana and is regulated by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. During 2002, the Bank established three new wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities previously owned by the Bank. The Bank has also established a new Community Development Entity (CDE) subsidiary named CBSI Development Fund, Inc. The CDE enables the Bank to participate in the federal New Markets Tax Credit
(NMTC) Program. The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE's.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003. The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

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

                                                                        Three months ended
                                                                            March 31,
In thousands, except per share amounts                                   2004         2003
--------------------------------------------------------------------------------------------
Net income as reported                                                 $    607     $    746
Less: Stock-based compensation expense determined under fair value
   based method                                                              11           18
                                                                       ---------------------
Pro forma net income                                                   $    596     $    728
                                                                       =====================
                                                                       $   0.25     $   0.31
Basic earnings per share as reported
Pro forma basic earnings per share                                         0.25         0.31

Diluted earnings per share as reported                                     0.25         0.31
Pro forma diluted earnings per share                                       0.25         0.31

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

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Securities

The amortized cost and fair value of available for sale securities and the related unrealized holding gains and losses were as follows:

                                                                    Gross        Gross
                                                     Amortized    Unrealized  Unrealized
                                                        Cost        Gains       Losses       Fair Value
                                                     --------------------------------------------------
                                                                      (in thousands)
      March 31, 2004:
         Securities available for sale:
           State and municipal                          9,972          526           --        10,498
           Mortgage-backed                             59,377          392         (204)       59,565
           Corporate bonds                             14,973           89           (3)       15,059
           Mutual funds                                   250           --           --           250
                                                      -----------------------------------------------
             Total securities available for sale      $84,572      $ 1,007      $  (207)      $85,372
                                                      ===============================================

      December 31, 2003:
         Securities available for sale:
           State and municipal                         14,849          407          (10)       15,246
           Mortgage-backed                             52,947          252         (542)       52,657
           Corporate bonds                             15,000           48          (58)       14,990
           Mutual funds                                   250           --           --           250
                                                      -----------------------------------------------
             Total securities available for sale      $83,046      $   707      $  (610)      $83,143
                                                      ===============================================

3. Loans

Loans at March 31, 2004 and December 31, 2003 consisted of the following:

                                             March 31, 2004    December 31, 2003
                                             -----------------------------------
                                                       (in thousands)
      Commercial                               $  82,844           $  72,981
      Mortgage loans on real estate:
           Residential                            85,401              94,975
           Commercial                            161,110             161,343
           Construction                           20,915              15,691
      Home equity                                 43,142              42,562
      Loans secured by deposit accounts              763                 546
      Consumer                                     6,081               5,962
                                               -----------------------------
           Subtotal                              400,256             394,060
      Less:
           Allowance for loan losses              (4,389)             (4,034)
                                               -----------------------------
      Loans, net                               $ 395,867           $ 390,026
                                               =============================

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Deposits

Deposits at March 31, 2004 and December 31, 2003 consisted of the following:

                                                          March 31, 2004  December 31, 2003
                                                          ---------------------------------
                                                                   (in thousands)
      Demand (NOW)                                           $ 37,397         $ 35,973
      Money market accounts                                    95,384           82,546
      Savings                                                  27,905           28,456
      Individual retirement accounts-certificates of
         deposits                                              18,852           17,841
      Certificates of deposit, $100,000 and over               37,536           41,028
      Other certificates of deposit                           123,059          101,085
                                                             -------------------------
                                                              340,133          306,929
      Total interest bearing deposits

      Total non-interest bearing deposits                      41,811           34,386
                                                             -------------------------
             Total deposits                                  $381,944         $341,315
                                                             =========================

5. Supplemental Disclosure for Earnings Per Share

Earnings per share were computed as follows:

                                                                        Three months ended
                                                                             March 31,
                                                                     -------------------------
In thousands, except for share and per share amounts                    2004           2003
                                                                     ----------     ----------
Basic:
     Earnings:
         Net income                                                  $      607     $      746
                                                                     =========================

     Shares:
         Weighted average common shares outstanding                   2,385,507      2,382,646
                                                                     =========================
Net income per share, basic                                          $     0.25     $     0.31
                                                                     =========================

Diluted:
     Earnings:
         Net income                                                  $      607     $      746
                                                                     =========================

     Shares:
         Weighted average common shares outstanding                   2,385,507      2,382,646
              Add: Dilutive effect of outstanding options                29,200          6,380
                                                                     -------------------------
         Weighted average common shares outstanding, as adjusted      2,414,707      2,389,026
                                                                     =========================
Net income per share, diluted                                        $     0.25     $     0.31
                                                                     =========================

Stock options for 21,700 and 95,900 shares of common stock were excluded from the three months ended March 31, 2004 and March 31, 2003 diluted net income per share, respectively, because their impact was antidilutive.

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

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on June 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive income and will be reclassified to earnings over the lives of the hedges. During the three months ended March 31, 2004 and 2003, the Company recognized $237,000 and $141,000 of income on the interest rate swaps as an increase to interest income on loans. The fair value and earnings reclassification of the swaps was as follows:

                                               March 31, 2004    March 31, 2003
                                               --------------------------------
                                                        (In thousands)
Beginning balance                                 $  (413)          $   746
Increase in value for the period                    1,143               215
Reclassified to interest income on loans             (237)             (141)
                                                  -------------------------
Ending balance                                    $   493           $   820
                                                  =========================

7. Benefit Plans

The Company sponsors a defined benefit pension plan. The benefits are based on years of service and the employees' highest average of total compensation for five consecutive years of employment. In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants. The components of pension expense and related actuarial assumptions were as follows.

                                               March 31, 2004    March 31, 2003
                                               --------------------------------
                                                        (In thousands)
Interest cost                                     $    12           $    12
Expected return on plan assets                        (11)               (8)
Amortization of unrecognized loss                       9                10
                                                  -------------------------
Pension expense                                   $    10           $    14
                                                  =========================

The Company made no contributions to its pension plan during the first quarter of 2004, but expects to contribute $61,000 during the remainder of the year.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; competitive conditions in the banking markets served by the Bank; the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Financial Condition

Total assets increased 3.6% to $540.0 million at March 31, 2004 from $521.3 million at December 31, 2003, primarily as a result of increases in interest-bearing deposits in other financial institutions of $9.5 million and net loans of $5.8 million. The increase in interest-bearing deposits in other financial institutions was primarily the result of deposit growth that exceeded loan growth. Deposits increased 11.9% from December 31, 2003 to $381.9 million. Total equity increased $1.3 million from December 31, 2003, primarily as a result of increases in accumulated other comprehensive income and retained earnings. Other comprehensive income increased $1.0 million as the market value of securities available for sale rose substantially during the first quarter of 2004.

The Bank continues to focus on originating loans secured by owner occupied manufacturing and retail facilities, general business assets, and single family residential real estate. Net loans increased $5.8 million to $395.9 million at March 31, 2004 from $390.0 million at December 31, 2003. This increase includes the $7.5 million sale of fifteen and thirty year fixed rate mortgage real estate loans during March 2004 as the Company reduced the interest rate risk associated with holding such assets should interest rates rise. The Company currently retains ten year mortgage loans that it originates and sells most fifteen and thirty-year conforming mortgage loans into the secondary market.

Loan growth was particularly strong in commercial loans, which increased $14.1 million (including commercial construction loans), during the first quarter of 2004 as sustained lower interest rates continued to stimulate commercial loan demand.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Securities available for sale increased $2.2 million from December 31, 2003 to $85.4 million at March 31, 2004. Sales of $4.9 million and prepayments of $2.6 million were used to purchase additional securities and to manage the Company's overall liquidity position. The current strategy for the investment portfolio is to maintain an overall average repricing term of 3.5 years to limit exposure to rising interest rates.

Total deposits increased $40.6 million to $381.9 million at March 31, 2004 from $341.3 million at December 31, 2003. The Company attributes its dynamic deposit growth to a continued focus on improving customer service levels as well as increased business development efforts. The Company placed particular emphasis on attracting low cost non-interest bearing demand deposits, which increased 21.6% to $41.8 million over the first three months of 2004. Money market accounts grew 15.6% and time deposits grew 12.2% over the same period.

Results of Operations

Net Income. Net income was $607,000 ($0.25 per share diluted) for the three months ended March 31, 2004 as compared to $746,000 ($0.31 per share diluted) for the three months ended March 31, 2003. Return on average assets was 0.46% for the three months ended March 31, 2004 as compared to 0.64% for the same period in 2003. Return on average equity was 5.66% for the first quarter of 2004 compared to 7.00% for the same period in 2003. Management attributes the decline in net income to a decrease in gain on sale of mortgage loans associated with a slowdown in refinancing activity and a lower net interest margin.

Net interest income. Net interest income increased $19,000 to $3.5 million for the first quarter of 2004 compared to the same period in 2003. This increase was predominantly driven by the growth of the Company's interest earning assets, primarily within the loan portfolio, as the Company's net interest margin decreased from 3.18% to 2.80% between the periods. The Company's net interest margin decreased because the yield on its interest-earning assets declined at a faster rate than its borrowing costs. The Company's earning assets are generally more sensitive to falling interest rates than its interest-bearing liabilities because of the high cost of the Company's Federal Home Loan Bank (FHLB) advances (see FHLB advance discussion in subsequent paragraph). The Company's ability to generate higher levels of net interest income during a period of historically low interest rates, together with the constraints imposed by the Company's FHLB advances, evidences Management's ability to implement various asset and liability management strategies to generate higher levels of net interest income, while controlling the Company's exposure to interest rate risk.

The cost of interest-bearing liabilities continues to be significantly affected by the $85.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to the Company. If an advance is put back to the Company by the FHLB, the Company can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). The Company estimates that three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on any of the individual advances. The Company uses FHLB advances for both short- and long-term funding. The balances reported at both December 31, 2003 and March 31, 2004 are

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

substantially comprised of long-term advances. The cost of FHLB advances for the first quarter of 2004 was 5.96% compared to 5.81% for the same period in 2003. In contrast, the cost of federal funds purchased and repurchase agreements, which are both highly interest rate sensitive, fell to 0.77% for the three months ended March 31, 2004 from 1.04% for the same period in 2003.

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

                                                                        Three Months Ended March 31,
                                               -------------------------------------------------------------------------------
                                                              2004                                      2003
                                               -------------------------------------     -------------------------------------
                                                Average                    Average        Average                    Average
                                                Balance     Interest      Yield/Cost      Balance     Interest      Yield/Cost
                                               --------     ---------     ----------     --------     ---------     ----------
                                                          (in thousands)                            (in thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks        $  5,660     $      10          0.71%     $  1,116     $       4          1.45%
   Taxable securities                            67,236           587          3.51%       70,552           587          3.37%
   Non-taxable securities                        14,787           136          3.70%       12,679           149          4.77%
   Total loans and fees                         401,052         5,691          5.71%      347,207         5,405          6.31%
   FHLB stock                                     8,060            98          4.89%        7,700           105          5.53%
                                               --------     ---------     ---------      --------     ---------     ---------

Total earning assets                            496,795         6,522          5.28%      439,254         6,250          5.77%

   Less: Allowance for loan losses                4,162                                     3,849
   Non-earning assets:
   Cash and due from banks                        9,907                                     7,685
   Bank premises and equipment, net              11,400                                    11,393
   Accrued interest receivable and other
     assets                                      13,553                                    16,508
                                               --------                                  --------
Total assets                                   $527,493                                  $470,991
                                               ========                                  ========

LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest-bearing liabilities:
   Deposits                                    $325,993     $   1,729          2.13%     $263,741     $   1,408          2.17%
   Federal funds purchased and repurchase
     agreements                                  34,328            66          0.77%       39,473           101          1.04%
   FHLB advances                                 85,391         1,265          5.96%       90,586         1,298          5.81%
                                               --------     ---------     ---------      --------     ---------     ---------

Total interest-bearing liabilities              445,712         3,060          2.76%      393,800         2,807          2.89%

Non-interest bearing liabilities:
Non-interest demand deposits                     36,710                                    27,601
Accrued interest payable and other
   liabilities                                    1,942                                     6,355
Stockholders' equity                             43,129                                    43,235
                                               --------                                  --------
Total liabilities and stockholders' equity     $527,493                                  $470,991
                                               ========                                  ========

Net interest income                                         $   3,462                                 $   3,443
                                                            =========                                 =========

Net interest spread                                                            2.52%                                     2.88%
Net interest margin                                                            2.80%                                     3.18%

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

                                                     ---------------------------------
                                                     Three Months Ended March 31, 2004
                                                                 compared to
                                                     Three Months Ended March 31, 2003
                                                         Increase/(Decrease) Due to
                                                     ---------------------------------
                                                       Total Net
                                                         Change     Volume      Rate
                                                     ---------------------------------
                                                               (in thousands)
Interest income:
   Interest-bearing deposits with banks                  $   6      $   9      $  (3)
   Taxable securities                                       --        (28)        28
   Tax-exempt securities                                   (13)        22        (35)
   Total loans and fees                                    286        791       (505)
   FHLB stock                                               (7)         5        (12)
                                                         ---------------------------
Total increase (decrease) in interest income               272        799       (527)
                                                         ---------------------------

Interest expense:
   Deposits                                                321        330         (9)
   Federal funds purchased and repurchase agreements       (35)       (12)       (23)
   FHLB advances                                           (33)       (76)        43
                                                         ---------------------------
Total increase (decrease) in interest expense              253        242         11
                                                         ---------------------------
Increase (decrease) in net interest income               $  19      $ 557      $(538)
                                                         ===========================

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Allowance and Provision for Loan Losses. The provision for loan losses was $360,000 for the three months ended March 31, 2004 as compared to $296,000 for the same period in 2003. The provision for loan losses increased between the periods because of the growth in total loans and increase in impaired loans during the quarter. Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2004.

Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans increased from $805,000 at December 31, 2003 to $2.1 million at March 31, 2004. The increase in impaired loans is related to a determination by the Company through its normal credit risk monitoring procedures that certain specific loans exhibited an increased risk of loss. The Company does not believe that this indicates a trend in the overall loan portfolio.

Summary of Loan Loss Experience:

                                                          Three Months Ended
                                                              March 31,
                                                      -------------------------
Activity for the period ended:                          2004              2003
                                                      -------           -------
                                                            (in thousands)
Beginning balance                                     $ 4,034           $ 3,814
Charge-offs:
   Residential real estate                                 --                --
   Commercial real estate                                  --              (117)
   Construction                                            --                --
   Commercial business                                    (15)               --
   Home equity                                             (1)               --
   Consumer                                                --                --
                                                      -------------------------
       Total                                              (16)             (117)

Recoveries:
   Residential real estate                                 --                --
   Commercial real estate                                   3                 4
   Construction                                            --                --
   Commercial business                                      5                 2
   Home equity                                             --                --
   Consumer                                                 3                 1
                                                      -------------------------
       Total                                               11                 7
                                                      -------------------------
   Net loan charge-offs                                    (5)             (110)

Provision                                                 360               296
                                                      -------------------------
Ending balance                                        $ 4,389           $ 4,000
                                                      =========================

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-performing loans:

                                                       March 31, 2004     December 31, 2003
                                                       ------------------------------------
                                                                 (in thousands)
Loans on non-accrual status                                $2,010              $1,467
Loans past due 90 days or more and still accruing             881                 346
                                                           --------------------------
Total non-performing loans                                  2,891               1,813

Other real estate owned                                       581                 610
                                                           --------------------------
Total non-performing assets                                $3,472              $2,423
                                                           ==========================
Non-performing loans to total loans                          0.72%               0.46%
Non-performing assets to total loans                         0.87%               0.61%
Allowance as a percent of non-performing loans             151.82%             222.50%
Allowance as a percent of total loans                        1.10%               1.02%

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income decreased 15.9% for the first quarter of 2004 from the same period in 2003, primarily because of the decline in gain on sale of mortgage loans. Gain on sale of mortgage loans decreased $103,000 for the first quarter of 2004 compared with the same period last year because of a slowdown in refinancing activity. Service charges on deposit accounts, the largest component of non-interest income, increased slightly to $416,000 for the first quarter of 2004 from $411,000 for the same period in 2003.

Non-interest expense. Non-interest expense increased 1.5% for the first quarter of 2004 compared with the same period in 2003. Increases in salaries and employee benefits and occupancy and equipment expenses related to the opening of new facilities were offset by a decrease in other expenses. The Company opened a full service banking branch in Louisville, Kentucky during September 2003 and another full service banking branch in southern Indiana during April 2004. The decrease in other expenses for the first quarter of 2004 was primarily the result of the Company's loss on the sale of foreclosed real estate of $121,000 during the first quarter of 2003, as the Company did not experience any such losses during the same period in 2004.

Income tax expense. Income tax expense for the three-month period ended March 31, 2004 was $140,000 compared to $249,000 for the same period in 2002. The effective tax rate for the three months ended March 31, 2004 was 18.7% compared to 25.0% for the same period in 2003. The effective tax rate declined between the periods primarily due to $37,500 in tax credits taken during the first quarter of 2004. The Company received a tax credit allocation from the Community Development Financial Institutions Fund through the New Markets Tax Credit
(NMTC) Program. The NMTC Program permits taxpayers to receive a credit against federal income taxes for making qualified equity investments in designated Community Development Entities (CDE's) which in turn makes investments (in the form of either loans or equity investments) in low-income communities. The credit is claimed over a seven year period and the Company expects to recognize a tax credit of $150,000 for tax year 2004.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.

The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2004, the Company had cash and interest-bearing deposits with banks of $23.0 million and securities available-for-sale with a fair value of $85.4 million. If the Company requires funds beyond the funds it is able to generate internally, it has $17.8 million in

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis and unused federal funds lines of credit with various nonaffiliated financial institutions of $27.0 million.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2004, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

                                                         Total             Tier 1           Tier 1
                                                      Capital To         Capital To       Capital To
                                                     Risk-weighted      Risk-weighted       Average
                                                        Assets             Assets           Assets
                                                     -----------------------------------------------
Consolidated                                            11.2%              10.1%             8.1%
Community Bank                                          11.1%              10.1%             8.0%

Minimum to be well capitalized under regulatory
   capital requirements:                                10.0%               6.0%             5.0%

The Company has been repurchasing shares of its common stock since May 21, 1999. A net total of 338,975 shares at an aggregate cost of $5.3 million have been repurchased since that time under both the current and prior repurchase plans. The Company's Board of Directors authorized a share repurchase plan in May 2001 under which a maximum of $3.0 million of the Company's common stock may be purchased. Through March 31, 2004, a total of $2.6 million had been expended to purchase 163,136 shares under the current repurchase plan.

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of the Company's off balance sheet arrangements and contractual obligations at March 31, 2004 were not significantly different from the information that was reported in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

Assumptions based on the historical behavior of the Company's deposit rates and balances in relation to changes in interest rates are incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. The Company continually monitors and updates the assumptions as new information becomes available. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, and actual variations from the managerial assumptions utilized under the model, as well as changes in market conditions and the application and timing of various management strategies. .

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), it is estimated that as of March 31, 2004 the Company's net interest income would decrease by an estimated 1.6% or $229,000 over the one year forecast horizon. As of December 31, 2003, the Company estimated that net interest income would decrease 4.7% or $669,000 over a one year forecast horizon ending December 31, 2004 using the Up 200 Scenario. Given a gradual 100 basis point decrease in the projected yield curve used in the simulation model (Down 100 Scenario), it is estimated that as of March 31, 2004 the Company's net interest income would decrease by an estimated 0.80% or $113,000 over the one year forecast horizon. As of December 31, 2003, the Company estimated that net interest income would increase 0.5% or $76,000 over a one year forecast horizon ending December 31, 2004 using the Down 100 Scenario. The changes in projected net interest income between the periods are a result of the increase in the interest sensitivity of the Company's assets. The Company has been making loans with short repricing characteristics, selling some longer term securities and replacing them with ones that have shorter average lives, and by holding larger interest bearing balances in other financial institutions.

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

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate the Company's estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2004 and December 31, 2003, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future.

The following table illustrates the Company's estimated one-year net interest income sensitivity profile based on the asset/liability model as of March 31, 2004:

                                          Interest Rate Sensitivity for the Year Ended March 31, 2004
                                        ---------------------------------------------------------------
                                        Gradual Decrease in                         Gradual Increase in
                                            Rates of 100                                Rates of 200
                                            Basis Points               Base             Basis Points
                                        ---------------------------------------------------------------
                                                                  (in thousands)
Projected interest income:
   Loans                                      $ 23,556               $ 24,352             $ 25,943
   Investments                                   3,226                  3,305                3,437
   FHLB stock                                      405                    405                  405
   Interest-bearing bank deposits                   54                    117                  244
                                              ----------------------------------------------------

Total interest Income                           27,241                 28,179               30,029

Projected interest expense:
   Deposits                                      6,409                  6,785                7,966
   Other borrowings                              6,609                  7,058                7,956
                                              ----------------------------------------------------

Total interest expense                          13,018                 13,843               15,922
                                              ----------------------------------------------------

Net interest income                           $ 14,223               $ 14,336             $ 14,107
                                              ====================================================

Change from base                              $   (112)                                   $   (229)
Percent change from base                          (0.8)%                                      (1.6)%

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one-year net interest income sensitivity profile based on the asset/liability model as of December 31, 2003:

                                          Interest Rate Sensitivity for the Year Ended March 31, 2003
                                        ---------------------------------------------------------------
                                        Gradual Decrease in                         Gradual Increase in
                                            Rates of 100                                Rates of 200
                                            Basis Points               Base             Basis Points
                                        ---------------------------------------------------------------
                                                                  (in thousands)
Projected interest income:
   Loans                                      $ 23,973               $ 24,654             $ 26,079
   Investments                                   2,987                  3,064                3,196
   FHLB stock                                      400                    400                  400
   Interest-bearing bank deposits                   10                     22                   46
                                              ----------------------------------------------------

Total interest income                           27,370                 28,140               29,721

Projected interest expense:
   Deposits                                      5,358                  5,692                6,827
   Other borrowings                              6,964                  7,476                8,591
                                              ----------------------------------------------------

Total interest expense                          12,322                 13,168               15,418
                                              ----------------------------------------------------

Net interest income                           $ 15,048               $ 14,972             $ 14,303
                                              ====================================================

Change from base                              $     76                                    $   (669)
Percent change from base                          0.50%                                       (4.7)%

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

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K on January 29, 2004 reporting, under Item 5, earnings for the three months ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        COMMUNITY BANK SHARES OF INDIANA, INC.
                                        (Registrant)


Dated: May 14, 2004                     BY: /s/ James D. Rickard
                                            -------------------------------
                                            James D. Rickard
                                            President and
                                              Chief Executive Officer
                                            (Principal Executive Officer)


Dated: May 14, 2004                     BY: /s/ Paul A. Chrisco
                                            -------------------------------
                                            Paul A. Chrisco
                                            Senior Vice-President and
                                              Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                  EXHIBIT INDEX

Exhibit No.                                Description
-----------       --------------------------------------------------------------

    11            Statement Regarding Computation of Per Share Earnings

    31 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002