Form 10-Q
period 2004-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2004-08-13
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,389,934 shares of common stock were outstanding as of August 4, 2004.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I Financial Information

     Item 1. Financial Statements

             Consolidated Balance Sheets...........................................................3

             Consolidated Statements of Income.....................................................4

             Consolidated Statements of Changes in Stockholders' Equity............................5

             Consolidated Statements of Cash Flows.................................................6

             Notes to Consolidated Financial Statements.........................................7-12

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................................13-22

     Item 3. Quantitative and Qualitative Disclosures About Market Risk........................23-25

     Item 4. Controls and Procedures..............................................................26

Part II Other Information

     Item 4. Submission of Matters to a Vote of Security Holders..................................27

     Item 6. Exhibits and Reports on Form 8-K.....................................................28

Signatures........................................................................................29

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.......................32-33

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        June 30,       December 31,
                                                                          2004             2003
                                                                      -----------      ------------
                                                                    (In thousands, except share data)
ASSETS
Cash and due from banks                                               $    11,897       $    10,164
Interest bearing deposits in other financial institutions                   2,525             2,217
Securities available for sale, at fair value                               95,304            83,143
Loans held for sale                                                         1,606             1,173
Loans, net                                                                408,161           390,026
Federal Home Loan Bank stock, at cost                                       8,186             7,999
Accrued interest receivable                                                 1,803             1,849
Premises and equipment, net                                                11,841            11,331
Cash surrender value life insurance                                        11,307            11,057
Other assets                                                                3,738             2,356
                                                                      -----------------------------
     Total Assets                                                     $   556,368       $   521,315
                                                                      =============================

LIABILITIES
Deposits
     Non-interest bearing                                             $    46,508       $    34,386
     Interest bearing                                                     343,842           306,929
                                                                      -----------------------------
         Total deposits                                                   390,350           341,315
Short-term borrowings                                                      31,587            45,325
Federal Home Loan Bank advances                                            83,000            90,200
Accrued interest payable                                                      649               351
Subordinated debentures                                                     7,000                --
Other liabilities                                                           2,898             1,835
                                                                      -----------------------------
     Total Liabilities                                                    515,484           479,026
                                                                      -----------------------------

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized;
   none issued                                                                 --                --
Common stock, $.10 par value per share; 10,000,000 shares
   authorized; 2,728,298 shares issued; 2,389,812 and
   2,383,696 shares outstanding                                               273               273
Additional paid-in capital                                                 19,493            19,497
Retained earnings                                                          28,819            28,299
Accumulated other comprehensive loss                                       (2,276)             (400)
Unearned ESOP and performance share awards - 1,911 and
   3,627 shares                                                               (21)              (39)
Treasury stock, at cost - 336,575 and 340,975 shares                       (5,404)           (5,341)
                                                                      -----------------------------
         Total Stockholders' Equity                                        40,884            42,289
                                                                      -----------------------------
         Total Liabilities and Stockholders' Equity                   $   556,368       $   521,315
                                                                      =============================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended                 Six Months Ended
                                                                           June 30,                          June 30,
                                                                  --------------------------       --------------------------
                                                                     2004            2003             2004            2003
                                                                  ----------      ----------       ----------      ----------
                                                                                (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                          $    5,780      $    5,505       $   11,470      $   10,910
   Securities:
     Taxable                                                             731             493            1,319           1,080
     Tax-exempt                                                           81             150              217             299
   Federal Home Loan Bank cash and stock dividends                        89              99              188             204
   Interest bearing deposits in other financial institutions              11              13               20              17
                                                                  -----------------------------------------------------------
       Total interest income                                           6,692           6,260           13,214          12,510
                                                                  -----------------------------------------------------------

INTEREST EXPENSE
   Deposits                                                            1,755           1,623            3,484           3,031
   Federal Home Loan Bank advances                                     1,243           1,302            2,508           2,600
   Short-term borrowings                                                  70              60              136             161
                                                                  -----------------------------------------------------------
     Total interest expense                                            3,068           2,985            6,128           5,792
                                                                  -----------------------------------------------------------
     Net interest income                                               3,624           3,275            7,086           6,718
   Provision for loan losses                                             360             333              720             629
                                                                  -----------------------------------------------------------
     Net interest income after provision for loan losses               3,264           2,942            6,366           6,089
                                                                  -----------------------------------------------------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                   484             454              900             865
   Commission income                                                      15              34               38              90
   Gain on sale of available for sale securities                          50              20              138             115
   Gain on sale of mortgage loans                                         59             158              179             381
   Loan servicing income, net of amortization                             20             (28)              12             (21)
   Increase in cash surrender value of life insurance                    122             134              250             267
   Other                                                                  44              53               96             128
                                                                  -----------------------------------------------------------
       Total non-interest income                                         794             825            1,613           1,825
                                                                  -----------------------------------------------------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                      1,804           1,744            3,620           3,501
   Occupancy                                                             273             222              546             446
   Equipment                                                             339             240              616             471
   Data processing                                                       331             295              564             588
   Marketing and advertising                                             108              87              187             139
   Loss on sale of foreclosed real estate                                 --              --               --             121
   Other                                                                 474             520              970             994
                                                                  -----------------------------------------------------------
       Total non-interest expense                                      3,329           3,108            6,503           6,260
                                                                  -----------------------------------------------------------
   Income before income taxes                                            729             659            1,476           1,654
   Income tax expense                                                    124             117              264             366
                                                                  -----------------------------------------------------------
   Net Income                                                     $      605      $      542       $    1,212      $    1,288
                                                                  ===========================================================

   Earnings per share:
       Basic                                                      $     0.25      $     0.23       $     0.50      $     0.54
                                                                  ===========================================================
       Diluted                                                    $     0.25      $     0.23       $     0.50      $     0.54
                                                                  ===========================================================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------

                                               Common                         Additional
                                               Shares            Common        Paid-In          Retained
                                            Outstanding          Stock         Capital          Earnings
----------------------------------------------------------------------------------------------------------
Balance, January 1, 2004                      2,383,696       $      273      $   19,497       $   28,299
Cash dividends declared on common
   stock ($0.145 per share)                          --               --              --             (345)
Commitment of shares to be released
   under the ESOP                                   858               --               9               --
Stock options exercised                           2,000               --             (12)              --
Comprehensive income:
   Net income                                        --               --              --              607
   Change in unrealized gain (loss) on
     securities available for sale, net of
     reclassifications and tax effects               --               --              --               --
   Change in unrealized gain (loss) on
     interest rate swaps, net of
     reclassifications and tax effects               --               --              --               --
   Change in minimum pension liability,
     net of tax effects                              --               --              --               --
----------------------------------------------------------------------------------------------------------
       Total comprehensive income
----------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                       2,386,554       $      273      $   19,494       $   28,561
==========================================================================================================

Cash dividends declared on common
   stock ($0.145 per share)                          --               --              --             (347)
Purchase treasury stock                         (18,009)              --              --               --
Commitment of shares to be released
   under the ESOP                                   858               --              11               --
Stock options exercised                          20,409               --             (12)              --
Comprehensive income:
   Net income                                        --               --              --              605
   Change in unrealized gain (loss) on
     securities available for sale, net
     of reclassifications and tax effects            --               --              --               --
   Change in unrealized gain (loss) on
     interest rate swaps, net of
     reclassifications and tax effects               --               --              --               --
   Change in minimum pension
     liability, net of tax effects                   --               --              --               --
----------------------------------------------------------------------------------------------------------
       Total comprehensive income
----------------------------------------------------------------------------------------------------------
Balance, June 30, 2004                        2,389,812       $      273      $   19,493       $   28,819
==========================================================================================================

---------------------------------------------------------------------------------------------------------------
                                                Accumulated
                                                    Other                                             Total
                                               Comprehensive       Unearned        Treasury       Stockholders'
                                                   Income            ESOP            Stock            Equity
---------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004                        $     (400)      $      (39)      $   (5,341)      $   42,289
Cash dividends declared on common
   stock ($0.145 per share)                             --               --               --             (345)
Commitment of shares to be released
   under the ESOP                                       --                9               --               18
Stock options exercised                                 --               --               43               31
Comprehensive income:
   Net income                                           --               --               --              607
   Change in unrealized gain (loss) on
     securities available for sale, net of
     reclassifications and tax effects                 463               --               --              463
   Change in unrealized gain (loss) on
     interest rate swaps, net of
     reclassifications and tax effects                 553               --               --              553
   Change in minimum pension liability,
     net of tax effects                                  4               --               --                4
-------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                       1,627
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                         $      620       $      (30)      $   (5,298)      $   43,620
=============================================================================================================

Cash dividends declared on common
   stock ($0.145 per share)                             --               --               --             (347)
Purchase treasury stock                                 --               --             (437)            (437)
Commitment of shares to be released
   under the ESOP                                       --                9               --               20
Stock options exercised                                 --               --              331              319
Comprehensive income:
   Net income                                           --               --               --              605
   Change in unrealized gain (loss) on
     securities available for sale, net of
     reclassifications and tax effects              (1,705)              --               --           (1,705)
   Change in unrealized gain (loss) on
     interest rate swaps, net of
     reclassifications and tax effects              (1,189)              --               --           (1,189)
   Change in minimum pension
     liability, net of tax effects                      (2)              --               --               (2)
-------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                      (2,291)
-------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004                          $   (2,276)      $      (21)      $   (5,404)      $   40,884
=============================================================================================================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                   -----------------------------
                                                                                      2004               2003
                                                                                   -----------       -----------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $     1,212       $     1,288
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for loan losses                                                             720               629
     Depreciation expense                                                                  625               539
     Net amortization of securities                                                        218               556
     Gain on sale of available for sale securities                                        (138)             (115)
     Mortgage loans originated for sale                                                (10,266)          (15,412)
     Proceeds from mortgage loan sales                                                  17,525            22,895
     Net gain on sales of mortgage loans                                                  (179)             (381)
     Increase in cash surrender value of life insurance                                   (250)             (267)
     Federal Home Loan Bank stock dividends                                               (187)             (108)
     ESOP and performance share award expense                                               38                30
     Net change in
       Accrued interest receivable                                                          46              (131)
       Accrued interest payable                                                            298               (14)
       Other assets                                                                     (3,590)              250
       Other liabilities                                                                 3,275               183
                                                                                   -----------------------------
         Net cash from operating activities                                              9,347             9,942
                                                                                   -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest bearing deposits with banks                                   (308)           (4,087)
     Activity in available for sale securities:
       Sales                                                                             8,596             8,769
       Purchases                                                                       (28,454)          (25,354)
       Maturities, prepayments and calls                                                 5,737            16,672
     Loan originations and payments, net                                               (26,368)          (43,506)
     Purchase of premises and equipment, net                                            (1,135)             (462)
                                                                                   -----------------------------
         Net cash from investing activities                                            (41,932)          (47,968)
                                                                                   -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                             49,035            47,518
     Net change in short-term borrowings                                               (13,738)              635
     Proceeds from Federal Home Loan Bank advances                                          --            44,140
     Repayment of advances from Federal Home Loan Bank                                  (7,200)          (48,840)
     Proceeds from issuance of subordinated debentures                                   7,000                --
     Purchase of treasury stock                                                           (437)             (389)
     Stock options exercised                                                               350                13
     Dividends paid                                                                       (692)             (688)
                                                                                   -----------------------------
         Net cash from financing activities                                             34,318            42,389
                                                                                   -----------------------------
Net change in cash and due from banks                                                    1,733             4,363
Cash and due from banks at beginning of period                                          10,164             6,631
                                                                                   -----------------------------
Cash and due from banks at end of period                                           $    11,897       $    10,994
                                                                                   =============================
Non cash transfers:
     Transfer from loans to loans held for sale                                    $     7,513       $        --
     Transfer from loans to foreclosed real estate                                 $        --       $       415

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

The Bank established a new Community Development Entity (CDE) subsidiary in July 2002 named CBSI Development Fund, Inc. The CDE enables the Bank to participate in the federal New Markets Tax Credit (NMTC) Program. The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE's.

During June 2004, the Company completed a placement of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I (Trust), a trust formed by the Company. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the financial statements reflect the subordinated debt issued by the Company to the Trust.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

                                                         Three months ended              Six months ended
                                                               June 30,                      June 30,
In thousands, except per share amounts                    2004           2003           2004           2003
-------------------------------------------------------------------------------------------------------------
Net income as reported                                 $     605      $     542      $   1,212      $   1,288
Less: Stock-based compensation expense determined
  under fair value based method                               13             18             26             36
                                                       ------------------------------------------------------
Pro forma net income                                   $     592      $     524      $   1,186      $   1,252
                                                       ======================================================
                                                       $    0.25      $    0.23      $    0.50      $    0.54
Basic earnings per share as reported
Pro forma basic earnings per share                          0.25           0.22           0.50           0.53

Diluted earnings per share as reported                      0.25           0.23           0.50           0.54
Pro forma diluted earnings per share                        0.24           0.22           0.49           0.53

Reclassifications: Some items in the prior financial statements were reclassified to conform to the current presentation.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Securities

The amortized cost and fair value of available for sale securities and the related unrealized holding gains and losses were as follows:

                                                                       Gross          Gross
                                                       Amortized    Unrealized      Unrealized
                                                         Cost          Gains          Losses       Fair Value
                                                      -------------------------------------------------------
                                                                              (In thousands)
      June 30, 2004:
         Securities available for sale:
           U.S. Government and federal agency             6,201             --           (156)          6,045
           State and municipal                            6,368            193            (11)          6,550
           Mortgage-backed                               69,324             55         (1,761)         67,618
           Corporate bonds                               14,946             54           (151)         14,849
           Mutual funds                                     250             --             (8)            242
                                                      -------------------------------------------------------
             Total securities available for sale      $  97,089      $     302      $  (2,087)      $  95,304
                                                      =======================================================

      December 31, 2003:
         Securities available for sale:
           State and municipal                           14,849            407            (10)         15,246
           Mortgage-backed                               52,947            252           (542)         52,657
           Corporate bonds                               15,000             48            (58)         14,990
           Mutual funds                                     250             --             --             250
                                                      -------------------------------------------------------
             Total securities available for sale      $  83,046      $     707      $    (610)      $  83,143
                                                      =======================================================

3. Loans

Loans at June 30, 2004 and December 31, 2003 consisted of the following:

                                                 June 30, 2004         December 31, 2003
                                                 ---------------------------------------
                                                             (In thousands)
      Commercial                                   $  81,178             $  72,981
      Mortgage loans on real estate:
           Residential                                89,391                94,975
           Commercial                                164,174               161,343
           Construction                               25,850                15,691
      Home equity                                     45,523                42,562
      Loans secured by deposit accounts                  430                   546
      Consumer                                         6,244                 5,962
                                                   -------------------------------
           Subtotal                                  412,790               394,060
      Less:
           Allowance for loan losses                  (4,629)               (4,034)
                                                   -------------------------------
      Loans, net                                   $ 408,161             $ 390,026
                                                   ===============================

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Deposits

Deposits at June 30, 2004 and December 31, 2003 consisted of the following:

                                                                        June 30, 2004         December 31, 2003
                                                                        ---------------------------------------
                                                                                  (In thousands)
      Demand (NOW)                                                       $    36,062            $    35,973
      Money market accounts                                                  106,350                 82,546
      Savings                                                                 27,614                 28,456
      Individual retirement accounts-certificates of deposits                 18,850                 17,841
      Certificates of deposit, $100,000 and over                              50,582                 41,028
      Other certificates of deposit                                          104,384                101,085
                                                                         ----------------------------------
      Total interest bearing deposits                                        343,842                306,929

      Total non-interest bearing deposits                                     46,508                 34,386
                                                                         ----------------------------------
             Total deposits                                              $   390,350            $   341,315
                                                                         ==================================

5. Supplemental Disclosure for Earnings Per Share

Earnings per share were computed as follows:

                                                                  Three months ended               Six months ended
                                                                        June 30,                        June 30,
                                                               --------------------------      --------------------------
In thousands, except for share and per share amounts              2004            2003            2004            2003
                                                               ----------      ----------      ----------      ----------
Basic:
     Earnings:
         Net income                                            $      605      $      542      $    1,212      $    1,288
                                                               ==========================================================
     Shares:
         Weighted average common shares outstanding             2,389,179       2,372,746       2,387,675       2,378,143
                                                               ==========================================================
Net income per share, basic                                    $     0.25      $     0.23      $     0.50      $     0.54
                                                               ==========================================================

Diluted:
     Earnings:
         Net income                                            $      605      $      542      $    1,212      $    1,288
                                                               ==========================================================

     Shares:
         Weighted average common shares outstanding             2,389,179       2,372,746       2,387,675       2,378,143
              Add: Dilutive effect of outstanding options          35,716          10,246          32,126           8,466
                                                               ----------------------------------------------------------
         Weighted average common shares outstanding, as
            adjusted                                            2,424,895       2,382,992       2,419,801       2,386,609
                                                               ==========================================================

Net income per share, diluted                                  $     0.25      $     0.23      $     0.50      $     0.54
                                                               ==========================================================

The Company had no antidilutive stock options at June 30, 2004. Stock options for 58,700 and 65,900 shares of common stock were excluded from the three and six months ended June 30, 2003, respectively, because their impact was antidilutive.

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

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on June 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive income and will be reclassified to earnings over the lives of the hedges. During the three months ended June 30, 2004 and 2003, the Company recognized $237,000 and $143,000 of income on the interest rate swaps as an increase to interest income on loans. During the six months ended June 30, 2004 and 2003, the Company recognized $473,000 and $293,000 of income on the interest rate swaps as an increase to interest income on loans. The fair value and earnings reclassification of the swaps was as follows:

                                                  Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                 ---------------------       ---------------------
                                                   2004          2003          2004          2003
                                                 -------       -------       -------       -------
                                                     (In thousands)              (In thousands)
Beginning balance                                $   493       $   820       $  (413)      $   746
Increase (decrease) in value for the period       (1,712)          277          (570)          501
Reclassified to interest income on loans            (237)         (143)         (473)         (293)
                                                 -------------------------------------------------
Ending balance                                   $(1,456)      $   954       $(1,456)      $   954
                                                 =================================================

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.

Benefit Plans

The Company sponsors a defined benefit pension plan. The benefits are based on years of service and the employees' highest average of total compensation for five consecutive years of employment. In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants. The components of pension expense for the three and six months ended June 30, 2004 and 2003 were as follows:

                                          Three Months Ended            Six Months Ended
                                               June 30,                     June 30,
                                       -----------------------       -----------------------
                                         2004            2003          2004           2003
                                       --------       --------       --------       --------
                                             (In thousands)               (In thousands)
Interest cost                          $     12       $     12       $     24       $     25
Expected return on plan assets              (11)            (8)           (21)           (17)
Amortization of unrecognized loss             9             10             17             20
                                       -----------------------------------------------------
Pension expense                        $     10       $     14       $     20       $     28
                                       =====================================================

The Company made no contributions to its pension plan during the first six months of 2004, but expects to contribute $37,000 during the remainder of the year.

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

Financial Condition

Total assets increased 6.7% to $556.4 million at June 30, 2004 from $521.3 million at December 31, 2003, primarily as a result of increases in net loans of $18.1 million and available for sale securities of $12.2 million. The increase in net loans and available for sale securities was primarily funded by deposit growth and proceeds from the issuance of subordinated debentures. Deposits increased 14.4% to $390.4 million at June 30, 2004. Total equity decreased $1.4 million from December 31, 2003, primarily as a result of the unrealized losses on available for sale securities and interest rate swaps, which are reflected in other comprehensive losses of $1.9 million as the market values of available for sale securities and interest rate swaps declined in response to higher interest rates during the second quarter of 2004.

The Bank continues to focus on originating loans secured by owner occupied manufacturing and retail facilities, general business assets, and single family residential real estate. Net loans increased 4.6% to $408.2 million at June 30, 2004 from $390.0 million at December 31, 2003. This increase is net of $7.5 million transfer of held for sale and subsequently sold fifteen and thirty year fixed rate mortgage real estate loans during March 2004 as the Company reduced the interest rate risk associated with holding such assets should interest rates rise. The Company currently retains ten year mortgage loans that it originates and sells most fifteen and thirty-year conforming mortgage loans into the secondary market.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Loan growth was particularly strong in commercial business, real estate and construction loans, which increased $21.1 million during the first six months of 2004 as sustained lower interest rates continued to stimulate the Company's commercial loan operations.

Securities available for sale increased $12.2 million from $83.1 million at December 31, 2003 to $95.3 million at June 30, 2004. The increase in available for sale securities was funded by sales, prepayments, and maturities as well as proceeds from the issuance of subordinated debentures. The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term of 3.5 years to limit exposure to rising interest rates.

Total deposits increased $49.0 million to $390.4 million at June 30, 2004 from $341.3 million at December 31, 2003. The Company attributes its deposit growth to a focused commitment to the highest level of customer service as well as increased business development efforts. The Company placed particular emphasis on attracting low cost non-interest bearing demand deposits, which increased 35.3% to $46.5 million over the first six months of 2004. Money market accounts grew 28.8% over the same period.

Results of Operations

Net Income. Net income was $605,000 ($0.25 per share diluted) for the three months ended June 30, 2004 as compared to $542,000 ($0.23 per share diluted) for the three months ended June 30, 2003. Return on average assets was 0.45% for both the three months ended June 30, 2004 and June 30, 2003. Return on average equity was 5.72% for the second quarter of 2004 compared to 5.02% for the same period in 2003. Management attributes the increase in net income between the periods to the growth of the Company's core retail and commercial banking lines of business as net interest income increased 10.7% to $3.6 million between the periods. The increase in net interest income helped offset a decline in mortgage banking income which resulted from an increase in mortgage interest rates.

Net income was $1,212,000 ($0.50 per share diluted) for the six months ended June 30, 2004 as compared to $1,288,000 ($0.54 per share diluted) for the six months ended June 30, 2003. Return on average assets was 0.46% for the six months ended June 30, 2004 as compared to 0.54% for the same period in 2003 and return on average equity was 5.67% and 5.99%, respectively, for the same periods. Management attributes the decrease in net income between the periods to a lower net interest margin and a decline in mortgage banking income which resulted from an increase in mortgage interest rates.

Net interest income. Net interest income increased $349,000 to $3.6 million for the second quarter of 2004 compared to the same period in 2003. This increase was predominantly driven by the growth of the Company's interest earning assets, specifically by growth in the loan and securities portfolios. The average rate on interest earning assets was 5.31% for the quarter ended June 30, 2004, a decrease of 23 basis points from 5.54% for the same period in 2003. The average rate paid on interest-bearing liabilities decreased 22 basis points to 2.71% for the quarter ended June 30, 2004 from 2.93% for the same period ended in 2003. The Company's net interest margin was down nominally at 2.87% for the quarter ended June 30, 2004 from 2.90% for the same period in 2003 as a lower yield on interest earning assets was offset by lower deposit costs.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income increased 5.5% to $7.1 million for the six months ended June 30, 2004 from $6.7 million for the same period in 2003. The Company has been able to mitigate the effects of generally lower market interest rates on its net interest income through the growth of its interest earning assets.

The cost of interest-bearing liabilities continues to be significantly affected by the $83.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to the Company. If an advance is put back to the Company by the FHLB, the Company can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). The Company estimates that the three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on any of the individual advances. The Company uses FHLB advances for both short- and long-term funding. The balances reported at both June 30, 2004 and December 31, 2003 are substantially comprised of long-term advances. The cost of FHLB advances for the first six months of 2004 was 5.97% compared with the cost of federal funds purchased and repurchase agreements, which are both highly interest rate sensitive, which was 0.75% for the six months ended June 30, 2004.

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

                                                                           Three Months Ended June 30,
                                                ------------------------------------------------------------------------------
                                                                2004                                     2003
                                                ------------------------------------     -------------------------------------
                                                Average                    Average        Average                    Average
                                                Balance       Interest    Yield/Cost      Balance      Interest     Yield/Cost
                                                --------      --------    ----------     --------      --------     ----------
                                                           (In thousands)                            (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks         $  4,312      $     10        0.93%      $  4,200      $     13        1.24%
   Taxable securities                             82,035           732        3.59%        65,832           493        3.00%
   Non-taxable securities                          7,515            81        4.34%        12,667           150        4.75%
   Total loans and fees                          405,011         5,779        5.74%       362,758         5,505        6.09%
   FHLB stock                                      8,152            90        4.44%         7,770            99        5.11%
                                                --------      --------                   --------      --------
Total earning assets                             507,025         6,692        5.31%       453,227         6,260        5.54%

   Less: Allowance for loan losses                 4,552                                    4,072
   Non-earning assets:
   Cash and due from banks                        11,155                                    8,212
   Bank premises and equipment, net               11,823                                   11,309
   Accrued interest receivable and other
     assets                                       17,017                                   15,102
                                                --------                                 --------
Total assets                                    $542,468                                 $483,778
                                                ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                     $338,251      $  1,755        2.09%      $291,658      $  1,623        2.23%
   Federal funds purchased and repurchase
     agreements                                   32,913            60        0.73%        28,784            60        0.84%
   FHLB advances                                  83,571         1,243        5.98%        88,000         1,302        5.93%
   Subordinated debentures                         1,110            10        3.62%            --            --          --
                                                --------      --------                   --------      --------
Total interest-bearing liabilities               455,845         3,068        2.71%       408,442         2,985        2.93%

Non-interest bearing liabilities:
Non-interest demand deposits                      41,245                                   30,604
Accrued interest payable and other
   liabilities                                     2,833                                    1,401
Stockholders' equity                              42,545                                   43,331
                                                --------                                 --------
Total liabilities and stockholders' equity      $542,468                                 $483,778
                                                ========                                 ========

Net interest income                                           $  3,624                                 $  3,275
                                                              ========                                 ========

Net interest spread                                                           2.60%                                    2.61%
Net interest margin                                                           2.87%                                    2.90%

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                                                     Six Months Ended June 30,
                                                --------------------------------------------------------------------------
                                                                2004                                   2003
                                                ----------------------------------     -----------------------------------
                                                 Average                  Average      Average                   Average
                                                 Balance      Interest   Yield/Cost    Balance       Interest   Yield/Cost
                                                --------      --------   ---------     --------      --------   ----------
                                                           (In thousands)                         (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks         $  4,052      $     20      0.99%      $  2,667      $     17      1.29%
   Taxable securities                             74,636         1,319      3.55%        68,179         1,080      3.19%
   Non-taxable securities                         11,151           217      3.91%        12,673           299      4.76%
   Total loans and fees                          403,031        11,470      5.72%       355,026        10,910      6.20%
   FHLB stock                                      8,106           188      4.66%         7,735           204      5.32%
                                                --------      --------      ----       --------      --------      ----

Total earning assets                             500,976        13,214      5.30%       446,280        12,510      5.65%

   Less: Allowance for loan losses                 4,357                                  3,961
   Non-earning assets:
   Cash and due from banks                        10,531                                  7,894
   Bank premises and equipment, net               11,612                                 11,350
   Accrued interest receivable and other
     assets                                       16,147                                 15,242
                                                --------                               --------
Total assets                                    $534,909                               $476,805
                                                ========                               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                     $332,122      $  3,484      2.11%      $277,776      $  3,031      2.20%
   Federal funds purchased and repurchase
     agreements                                   33,620           126      0.75%        34,099           161      0.95%
   FHLB advances                                  84,481         2,508      5.97%        89,286         2,600      5.87%
   Subordinated debentures                           555            10      3.62%            --            --        --
                                                --------      --------                 --------      --------

Total interest-bearing liabilities               450,778         6,128      2.73%       401,161         5,792      2.91%

Non-interest bearing liabilities:
Non-interest demand deposits                      38,978                                 29,111
Accrued interest payable and other
   liabilities                                     2,196                                  3,140
Stockholders' equity                              42,957                                 43,393
                                                --------                               --------
Total liabilities and stockholders' equity      $534,909                               $476,805
                                                ========                               ========

Net interest income                                           $  7,086                               $  6,718
                                                              ========                               ========

Net interest spread                                                         2.57%                                  2.74%
Net interest margin                                                         2.84%                                  3.04%

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

                                                   -----------------------------------------------------------------------------
                                                    Three Months Ended June 30, 2004         Six Months Ended June 30, 2004
                                                               compared to                            compared to
                                                    Three Months Ended June 30, 2003         Six Months Ended June 30, 2003
                                                       Increase/(Decrease) Due to              Increase/(Decrease) Due to
                                                   -----------------------------------------------------------------------------
                                                   Total Net                                Total Net
                                                     Change       Volume        Rate         Change        Volume          Rate
                                                   -----------------------------------------------------------------------------
                                                              (In thousands)                           (In thousands)
Interest income:
   Interest-bearing deposits with banks            $    (3)      $    --       $    (3)      $     3       $     7       $    (4)
   Taxable securities                                  239           134           105           239           108           131
   Tax-exempt securities                               (69)          (57)          (12)          (82)          (33)          (49)
   Total loans and fees                                274           616          (342)          560         1,405          (845)
   FHLB stock                                           (9)            5           (14)          (16)            9           (25)
                                                   -----------------------------------------------------------------------------
Total increase (decrease) in interest income           432           698          (266)          704         1,496          (792)
                                                   -----------------------------------------------------------------------------
Interest expense:
   Deposits                                            132           247          (115)          453           574          (121)
   Federal funds purchased and repurchase
     agreements                                         --             8            (8)          (35)           (2)          (33)
   FHLB advances                                       (59)          (66)            7           (92)         (142)           50
   Subordinated debentures                              10            10            --            10            10            --
                                                   -----------------------------------------------------------------------------
Total increase (decrease) in interest expense           83           199          (116)          336           440          (104)
                                                   -----------------------------------------------------------------------------
Increase (decrease) in net interest income         $   349       $   499       $  (150)      $   368       $ 1,056       $  (688)
                                                   =============================================================================

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Allowance and Provision for Loan Losses. The Bank's financial performance depends on the quality of the loans it originates and management's ability to assess the degree of risk in existing loans when it determines the allowance for loan losses. An increase in loan charge-offs or non-performing loans or an inadequate allowance for loan losses could have an adverse effect on net income.

The provision for loan losses was $360,000 for the three months ended June 30, 2004 as compared to $333,000 for the same period in 2003. The provision for loan losses increased between the periods primarily because of the growth in total loans. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2004.

Summary of Loan Loss Experience:

                                      Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                    ---------------------       ---------------------
Activity for the period ended:        2004          2003          2004          2003
                                    -------       -------       -------       -------
                                         (In thousands)            (In thousands)
Beginning balance                   $ 4,389       $ 4,000       $ 4,034       $ 3,814
Charge-offs:
   Residential real estate               --           (14)           --           (14)
   Commercial real estate              (128)         (538)         (128)         (655)
   Construction                          --            --            --            --
   Commercial business                   --           (14)          (15)          (14)
   Home equity                           --            --            (1)           --
   Consumer                              (4)          (24)           (4)          (24)
                                    -------------------------------------------------
       Total                           (132)         (590)         (148)         (707)

Recoveries:
   Residential real estate               --            --            --            --
   Commercial real estate                 4             3             7             7
   Construction                          --            --            --            --
   Commercial business                    3            --             8             2
   Home equity                           --            --            --            --
   Consumer                               5             3             8             3
                                    -------------------------------------------------
       Total                             12             6            23            12
                                    -------------------------------------------------
   Net loan charge-offs                (120)         (584)         (125)         (694)

Provision                               360           333           720           629
                                    -------------------------------------------------

Ending balance                      $ 4,629       $ 3,749       $ 4,629       $ 3,749
                                    =================================================

Non-performing assets. Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and
118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans decreased from $2.1 at December 31, 2003 to $2.0 million at June 30, 2004.

                                                           June 30, 2004     December 31, 2003
                                                           -----------------------------------
                                                                     (In thousands)
Loans on non-accrual status                                    $  2,400           $   1,467
Loans past due 90 days or more and still accruing                   241                 346
                                                               ----------------------------
Total non-performing loans                                        2,641               1,813

Other real estate owned                                             581                 610
                                                               ----------------------------
Total non-performing assets                                    $  3,222           $   2,423
                                                               ============================
Non-performing loans to total loans                                0.64%               0.46%
Non-performing assets to total loans                               0.78%               0.61%
Allowance as a percent of non-performing loans                   175.27%             222.50%
Allowance as a percent of total loans                              1.12%               1.02%

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income decreased $31,000 for the three months ended June 30, 2004 compared with the same period in 2003, primarily because of a $99,000 decrease in gain on sale of mortgage loans resulting from an increase in mortgage interest rates. Offsetting the decrease in mortgage banking income was an increase in service charges on deposit accounts. The Company has opened a significant number of new demand deposit accounts during the first six months of 2004. These new relationships helped contribute to a 6.6%, or $30,000 increase in service charges on deposit accounts for the second quarter of 2004 compared to the second quarter of 2003.

Non-interest income decreased $212,000, or 11.6% for the six months ended June 30, 2004 compared to the same period in 2003. Non-interest income decreased for substantially the same reasons as the quarterly change referenced above.

Non-interest expense. Non-interest expense increased 7.1%, or $221,000 for the three months ended June 30, 2004 when compared to the same period in 2003, primarily the result of an increase in occupancy and equipment, and salary and employee benefits expenses related to the opening of additional banking centers. The Company opened a full service banking branch in Louisville, Kentucky during September 2003 and another full service banking branch in southern Indiana during April 2004.

Non-interest expense increased 3.9%, or $243,000 for the six months ended June 30, 2004 compared to the same period in 2003. Non-interest expense increased for substantially the same reasons as the quarterly change referenced above.

Income tax expense. Income tax expense for the six-month period ended June 30, 2004 was $264,000 compared to $366,000 for the same period in 2003. The effective tax rate for the six months ended June 30, 2004 was 17.9% compared to 22.1% for the same period in 2003. The effective tax rate declined between the periods primarily due to a tax credit allocation from the Community Development Financial Institutions Fund through the New Markets Tax Credit (NMTC) Program. The NMTC Program permits taxpayers to receive a credit against federal income taxes for making qualified equity investments in designated Community Development Entities (CDE's) which in turn makes investments (in the form of either loans or equity investments) in low-income communities. The credit is claimed over a seven year period and the Company expects to recognize a tax credit of $150,000 for tax year 2004.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2004, the Company had cash and interest-bearing deposits with banks of $14.4 million and securities available-for-sale with a fair value of $95.3 million. If the Company requires funds beyond the funds it is able to generate internally, it has $15.6 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis and unused federal funds lines of credit with various nonaffiliated financial institutions of $27.0 million.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2004, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

                                                                    Total              Tier 1            Tier 1
                                                                 Capital To          Capital To        Capital To
                                                                Risk-weighted      Risk-weighted         Average
                                                                   Assets              Assets            Assets
                                                              ---------------------------------------------------
Consolidated                                                        12.1%              11.0%               9.3%
Community Bank                                                      10.5%               9.5%               7.9%

Minimum to be well capitalized under regulatory
   capital requirements:                                            10.0%               6.0%               5.0%

The Company has been repurchasing shares of its common stock since May 21, 1999. A net total of 336,575 shares at an aggregate cost of $5.4 million have been repurchased since that time under both the current and prior repurchase plans. The Company's Board of Directors authorized a share repurchase plan in May 2001 under which a maximum of $3.0 million of the Company's common stock may be purchased. Through June 30, 2004, a total of $3.0 million had been expended to purchase 181,145 shares under the current repurchase plan.

During June 2004, the Company completed a placement of $7.0 million floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I, a trust formed by the Company. These securities are reported as liabilities for financial reporting, but Tier 1 Capital for regulatory purposes. The Company intends to utilize the proceeds for general business purposes and to support the Bank's future opportunities for growth.

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of the Company's off balance sheet arrangements and contractual obligations at June 30, 2004 were not significantly different from the information that was reported in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), it is estimated that as of June 30, 2004 the Company's net interest income would decrease by an estimated 3.2% or $466,000 over the one year forecast horizon. As of December 31, 2003, the Company estimated that net interest income would decrease 4.7% or $669,000 over a one year forecast horizon ending December 31, 2004 using the Up 200 Scenario. Given a gradual 100 basis point decrease in the projected yield curve used in the simulation model (Down 100 Scenario), it is estimated that as of June 30, 2004 the Company's net interest income would decrease by an estimated 0.2% or $24,000 over the one year forecast horizon. As of December 31, 2003, the Company estimated that net interest income would increase 0.5% or $76,000 over a one year forecast horizon ending December 31, 2004 using the Down 100 Scenario. The changes in projected net interest income between the periods are a result of the increase in the interest sensitivity of the Company's assets. The Company has been making loans with short repricing characteristics, selling some longer term securities and replacing them with ones that

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

have shorter average lives, and by holding larger interest bearing balances in other financial institutions.

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

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate the Company's estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2004 and December 31, 2003, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future.

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2004:

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
                                       --------------------------------------------------------------
                                                                (In thousands)
Projected interest income:
   Loans                                   $   22,632            $   23,187             $   24,302
   Investments                                  3,811                 3,881                  4,010
   FHLB stock                                     361                   361                    361
   Interest-bearing bank deposits                  24                    38                     65
                                       --------------------------------------------------------------
Total interest Income                          26,828                27,467                 28,738

Projected interest expense:
   Deposits                                     6,834                 7,211                  8,472
   Federal funds purchased
     and repurchase agreements                     34                   207                    552
   FHLB advances                                4,754                 4,788                  4,858
   Subordinated debentures                        277                   308                    369
                                       --------------------------------------------------------------
Total interest expense                         11,899                12,514                 14,251
                                       --------------------------------------------------------------
Net interest income                        $   14,929            $   14,953             $   14,487
                                       ==============================================================
Change from base                           $      (24)                                  $     (466)
Percent change from base                         (0.2)%                                       (3.1)%

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2003:

                                                  Interest Rate Sensitivity for the Year Ended December 31, 2003
                                               --------------------------------------------------------------------
                                                Gradual Decrease in                            Gradual Increase in
                                               Interest Rates of 100                          Interest Rates of 200
                                                    Basis Points               Base                Basis Points
                                               --------------------------------------------------------------------
                                                                           (In thousands)
Projected interest income:
   Loans                                            $   22,244              $   22,654              $   23,538
   Investments                                           2,987                   3,064                   3,196
   FHLB stock                                              400                     400                     400
   Interest-bearing bank deposits                           10                      22                      46
                                               --------------------------------------------------------------------
Total interest income                                   25,641                  26,140                  27,180

Projected interest expense:
   Deposits                                              5,358                   5,692                   6,827
   Federal funds purchased
     and repurchase agreements                             170                     373                     870
   FHLB advances                                         5,065                   5,103                   5,180
                                               --------------------------------------------------------------------
Total interest expense                                  10,593                  11,168                  12,877
                                               --------------------------------------------------------------------
Net interest income                                 $   15,048              $   14,972              $   14,303
                                               ====================================================================
Change from base                                    $       76                                      $     (669)
Percent change from base                                   0.5%                                           (4.5)%

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

                                     PART II
                                OTHER INFORMATION
                     COMMUNITY BANK SHARES OF INDIANA, INC.

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company's Annual Meeting of Stockholders was held on May 18, 2004. Matters submitted to, and approved by, stockholders are listed below, as is a tabulation of voting. There were no abstentions with regard to the election of Directors or non-votes on any of the matters voted on at the meeting.

                  (1) The following persons nominated as Directors were elected:

                                                                       Withhold
            Class                                       For           Authority
            --------------------------------------------------------------------
            Nominees for Director for
            Three-Year Terms Expiring in 2007:
             Gary L. Libs                             1,810,552         5,331
             Kerry M. Stemler                         1,810,552         5,331

            Directors whose term of office continued after the meeting were as follows: Timothy T. Shea, James W. Robinson, Gordon L. Huncilman, Robert J. Koetter, Sr., George M. Ballard, Dale L. Orem, James D. Rickard, Steven R. Stemler.

                  (2) The appointment by the Board of Directors of Crowe Chizek and Company LLC, as the Company's independent auditors for the fiscal year ending December 31, 2004, was ratified by the following vote:

                        For                Against             Abstain
                     1,803,434              4,989               7,460

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      The exhibits required by Item 601 of Regulation S-K are listed in the
      Exhibit Index of this Form 10-Q and are filed as a part of this report.

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K on May 3, 2004 reporting, under
      Item 12, earnings for the three months ended March 31, 2004.

      The Company filed a report on Form 8-K on June 21, 2004 reporting, under
      Item 5, placement of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I, a trust formed by the Company.

      The Company filed a report on Form 8-K on June 28, 2004 reporting, under
      Item 5, Mr. Wayne Estopinal joins board of directors of Community Bank Shares of Indiana, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        COMMUNITY BANK SHARES OF INDIANA, INC.
                                        (Registrant)


Dated: August 13, 2004                  BY: /s/ James D. Rickard
----------------------                      --------------------
                                            James D. Rickard
                                            President and
                                              Chief Executive Officer
                                            (Principal Executive Officer)


Dated: August 13, 2004                  BY: /s/ Paul A. Chrisco
----------------------                      -------------------
                                            Paul A. Chrisco
                                            Senior Vice-President and
                                              Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                  EXHIBIT INDEX

 Exhibit No.                         Description
 -----------                         -----------

    11            Statement Regarding Computation of Per Share Earnings

    31.1          Certification of Principal Executive Officer Pursuant to
                  Section 302 of Sarbanes-Oxley Act

    31.2          Certification of Principal Financial Officer Pursuant to
                  Section 302 of Sarbanes-Oxley Act

    32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002