Form 10-Q
period 2004-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2004-11-12
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,390,792 shares of common stock were outstanding as of November 4, 2004.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                                Page
                                                                                ----
Part I  Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets........................................3

                Consolidated Statements of Income..................................4

                Consolidated Statements of Changes in Stockholders' Equity.......5-6

                Consolidated Statements of Cash Flows..............................7

                Notes to Consolidated Financial Statements......................8-13

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................14-23

        Item 3. Quantitative and Qualitative Disclosures About Market
                Risk...........................................................24-26

        Item 4. Controls and Procedures...........................................27

Part II Other Information

        Item 5. Other Information.................................................28

        Item 6. Exhibits..........................................................28

Signatures........................................................................29

Exhibit Index.....................................................................30

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            September 30,        December 31,
                                                                                2004                 2003
                                                                            -------------        ------------
                                                                            (In thousands, except share data)
ASSETS
Cash and due from banks                                                      $   11,268           $   10,164
Interest bearing deposits in other financial institutions                         1,053                2,217
Securities available for sale, at fair value                                     94,566               83,143
Loans held for sale                                                               1,737                1,173
Loans, net                                                                      421,914              390,026
Federal Home Loan Bank stock, at cost                                             8,277                7,999
Accrued interest receivable                                                       1,824                1,849
Premises and equipment, net                                                      11,726               11,331
Cash surrender value life insurance                                              11,428               11,057
Other assets                                                                      2,759                2,356
                                                                             -------------------------------
     Total Assets                                                            $  566,552           $  521,315
                                                                             ===============================

LIABILITIES
Deposits
     Non-interest bearing                                                    $   40,977           $   34,386
     Interest bearing                                                           347,793              306,929
                                                                             -------------------------------
         Total deposits                                                         388,770              341,315
Short-term borrowings                                                            41,396               45,325
Federal Home Loan Bank advances                                                  83,000               90,200
Accrued interest payable                                                            727                  351
Subordinated debentures                                                           7,000                   --
Other liabilities                                                                 2,574                1,835
                                                                             -------------------------------
     Total Liabilities                                                          523,467              479,026
                                                                             -------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized;
     none issued                                                                     --                   --
Common stock, $.10 par value per share; 10,000,000 shares
     authorized; 2,728,298 shares issued; 2,394,394 and
     2,383,696 shares outstanding                                                   273                  273
Additional paid-in capital                                                       19,496               19,497
Retained earnings                                                                29,130               28,299
Accumulated other comprehensive loss                                               (458)                (400)
Unearned ESOP and performance share awards - 1,053 and 3,627 shares                 (12)                 (39)
Treasury stock, at cost - 332,851 and 340,975 shares                             (5,344)              (5,341)
                                                                             -------------------------------
         Total Stockholders' Equity                                              43,085               42,289
                                                                             -------------------------------
         Total Liabilities and Stockholders' Equity                          $  566,552           $  521,315
                                                                             ===============================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                    September 30,
                                                                   --------------------------       --------------------------
                                                                      2004             2003             2004           2003
                                                                   ----------      ----------       ----------      ----------
                                                                                 (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                           $    6,028      $    5,607       $   17,498      $   16,518
   Securities:
     Taxable                                                              818             424            2,137           1,504
     Tax-exempt                                                            79             166              296             464
   Federal Home Loan Bank cash and stock dividends                         90              88              278             293
   Interest bearing deposits in other financial institutions               12              12               32              29
                                                                   -----------------------------------------------------------
       Total interest income                                            7,027           6,297           20,241          18,808
                                                                   -----------------------------------------------------------

INTEREST EXPENSE
   Deposits                                                             1,832           1,572            5,316           4,604
   Federal Home Loan Bank advances                                      1,249           1,316            3,757           3,916
   Short-term borrowings                                                  156              81              291             241
                                                                   -----------------------------------------------------------
     Total interest expense                                             3,237           2,969            9,364           8,761
                                                                   -----------------------------------------------------------
     Net interest income                                                3,790           3,328           10,877          10,047
   Provision for loan losses                                              260             330              980             959
                                                                   -----------------------------------------------------------
     Net interest income after provision for loan losses                3,530           2,998            9,897           9,088
                                                                   -----------------------------------------------------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                    556             499            1,456           1,364
   Commission income                                                       11               9               49              99
   Gain on sale of available for sale securities                           --             306              138             420
   Gain on sale of mortgage loans                                          75             146              254             528
   Loan servicing income, net of amortization                              17             (18)              29             (38)
   Increase in cash surrender value of life insurance                     121             137              371             404
   Other                                                                   46              28              142             102
                                                                   -----------------------------------------------------------
       Total non-interest income                                          826           1,107            2,439           2,879
                                                                   -----------------------------------------------------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                       1,929           1,793            5,549           5,293
   Occupancy                                                              285             252              831             698
   Equipment                                                              305             241              921             713
   Data processing                                                        373             323              937             911
   Marketing and advertising                                              113              86              300             225
   Loss on sale of foreclosed real estate                                  --              43               --             163
   Other                                                                  544             755            1,515           1,698
                                                                   -----------------------------------------------------------
       Total non-interest expense                                       3,549           3,493           10,053           9,701
                                                                   -----------------------------------------------------------
   Income before income taxes                                             807             612            2,283           2,266
   Income tax expense                                                     150             103              414             469
                                                                   -----------------------------------------------------------
   Net Income                                                      $      657      $      509       $    1,869      $    1,797
                                                                   ===========================================================

   Earnings per share:
       Basic                                                       $     0.28      $     0.21       $     0.78      $     0.76
                                                                   ===========================================================
       Diluted                                                     $     0.27      $     0.21       $     0.77      $     0.75
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

----------------------------------------------------------------------------------------------------------

                                               Common                         Additional
                                               Shares           Common          Paid-In         Retained
                                            Outstanding          Stock          Capital         Earnings
----------------------------------------------------------------------------------------------------------
Balance, January 1, 2004                      2,383,696       $      273      $   19,497       $   28,299
Cash dividends declared on
   common stock ($0.145
   per share)                                        --               --              --             (345)
Commitment of shares to be
   released under the ESOP                          858               --               9               --
Stock options exercised                           2,000               --             (12)              --
Comprehensive income:
   Net income                                        --               --              --              607
   Change in unrealized gain
     (loss) on securities
     available for sale, net
     of reclassifications and
     tax effects                                     --               --              --               --
   Change in unrealized gain
     (loss) on interest rate swaps,
     net of reclassifications
     and tax effects                                 --               --              --               --
   Change in minimum pension
     liability, net of tax effects                   --               --              --               --
----------------------------------------------------------------------------------------------------------
       Total comprehensive income
----------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                       2,386,554       $      273      $   19,494       $   28,561
----------------------------------------------------------------------------------------------------------

Cash dividends declared on common                    --               --              --             (347)
   stock ($0.145 per share)
Purchase treasury stock                         (18,009)              --              --               --
Commitment of shares to be
   released under the ESOP                          858               --              11               --
Stock options exercised                          20,409               --             (12)              --
Comprehensive income:
   Net income                                        --               --              --              605
   Change in unrealized gain
     (loss) on securities available
     for sale, net of reclassifications
     and tax effects                                 --               --              --               --
   Change in unrealized gain
     (loss) on interest rate swaps,
     net of reclassifications and
     tax effects                                     --               --              --               --
   Change in minimum pension
     liability, net of tax effects                   --               --              --               --
----------------------------------------------------------------------------------------------------------
       Total comprehensive income
----------------------------------------------------------------------------------------------------------
Balance, June 30, 2004                        2,389,812       $      273      $   19,493       $   28,819
----------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                               Accumulated
                                                  Other                                            Total
                                              Comprehensive       Unearned        Treasury     Stockholders'
                                                  Income            ESOP            Stock         Equity
------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004                       $     (400)      $      (39)      $   (5,341)      $   42,289
Cash dividends declared on
   common stock ($0.145
   per share)                                          --               --               --             (345)
Commitment of shares to be
   released under the ESOP                             --                9               --               18
Stock options exercised                                --               --               43               31
Comprehensive income:
   Net income                                          --               --               --              607
   Change in unrealized gain
     (loss) on securities
     available for sale, net
     of reclassifications and
     tax effects                                      463               --               --              463
   Change in unrealized gain
     (loss) on interest rate swaps,
     net of reclassifications
     and tax effects                                  553               --               --              553
   Change in minimum pension
     liability, net of tax effects                      4               --               --                4
------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                      1,627
------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                        $      620       $      (30)      $   (5,298)      $   43,620
------------------------------------------------------------------------------------------------------------

Cash dividends declared on common                      --               --               --             (347)
   stock ($0.145 per share)
Purchase treasury stock                                --               --             (437)            (437)
Commitment of shares to be
   released under the ESOP                             --                9               --               20
Stock options exercised                                --               --              331              319
Comprehensive income:
   Net income                                          --               --               --              605
   Change in unrealized gain
     (loss) on securities available
     for sale, net of reclassifications
     and tax effects                               (1,705)              --               --           (1,705)
   Change in unrealized gain
     (loss) on interest rate swaps,
     net of reclassifications and
     tax effects                                   (1,189)              --               --           (1,189)
   Change in minimum pension
     liability, net of tax effects                     (2)              --               --               (2)
------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                     (2,291)
------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004                         $   (2,276)      $      (21)      $   (5,404)      $   40,884
------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------
                                              Common                       Additional
                                              Shares         Common         Paid-In           Retained
                                           Outstanding       Stock          Capital           Earnings
-------------------------------------------------------------------------------------------------------
Cash dividends declared on common                 --               --              --             (346)
   stock ($0.145 per share)
Purchase treasury stock                         (253)              --              --               --
Commitment of shares to be
   released under the ESOP                       858               --              10               --
Stock options exercised                        3,977               --              (7)              --
Comprehensive income:
   Net income                                     --               --              --              657
   Change in unrealized gain
     (loss) on securities
     available for sale, net of
     reclassifications and tax
     effects                                      --               --              --               --
   Change in unrealized gain
     (loss) on interest rate
     swaps, net of reclassifications
     and tax effects                              --               --              --               --
   Change in minimum pension
     liability, net of tax effects                --               --              --               --
-------------------------------------------------------------------------------------------------------
       Total comprehensive income
-------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                2,394,394       $      273      $   19,496       $   29,130
=======================================================================================================

----------------------------------------------------------------------------------------------------------
                                          Accumulated
                                              Other                                              Total
                                          Comprehensive       Unearned          Treasury     Stockholders'
                                              Income            ESOP             Stock           Equity
----------------------------------------------------------------------------------------------------------
Cash dividends declared on common                   --               --               --             (346)
   stock ($0.145 per share)
Purchase treasury stock                             --               --               (4)              (4)
Commitment of shares to be
   released under the ESOP                          --                9               --               19
Stock options exercised                             --               --               64               57
Comprehensive income:
   Net income                                       --               --               --              657
   Change in unrealized gain
     (loss) on securities
     available for sale, net of
     reclassifications and tax
     effects                                     1,308               --               --            1,308
   Change in unrealized gain
     (loss) on interest rate
     swaps, net of reclassifications
     and tax effects                               514               --               --              514
   Change in minimum pension
     liability, net of tax effects                  (4)              --               --               (4)
----------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                   2,475
----------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                 $     (458)      $      (12)      $   (5,344)      $   43,085
==========================================================================================================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                   -----------------------------
                                                                                       2004              2003
                                                                                   -----------       -----------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $     1,869       $     1,797
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for loan losses                                                             980               959
     Depreciation expense                                                                  943               809
     Net amortization of securities                                                        305               901
     Gain on sale of available for sale securities                                        (138)             (420)
     Mortgage loans originated for sale                                                (14,607)          (24,254)
     Proceeds from mortgage loan sales                                                  21,810            32,544
     Net gain on sales of mortgage loans                                                  (254)             (528)
     Increase in cash surrender value of life insurance                                   (371)             (404)
     Federal Home Loan Bank stock dividends                                               (278)             (203)
     ESOP and performance share award expense                                               57                47
     Net change in
       Accrued interest receivable                                                          25                51
       Accrued interest payable                                                            376               (11)
       Other assets                                                                       (432)              612
       Other liabilities                                                                   781               383
                                                                                   -----------------------------
         Net cash from operating activities                                             11,066            12,283
                                                                                   -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest bearing deposits with banks                                  1,164            (4,034)
     Activity in available for sale securities:
       Sales                                                                             8,596            21,870
       Purchases                                                                       (28,454)          (47,677)
       Maturities, prepayments and calls                                                 8,369            40,909
     Loan originations and payments, net                                               (40,553)          (55,648)
     Purchase of premises and equipment, net                                            (1,338)             (787)
                                                                                   -----------------------------
         Net cash from investing activities                                            (52,216)          (45,367)
                                                                                   -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                             47,455            48,026
     Net change in short-term borrowings                                                (3,929)           (6,961)
     Proceeds from Federal Home Loan Bank advances                                          --            44,140
     Repayment of advances from Federal Home Loan Bank                                  (7,200)          (48,840)
     Proceeds from issuance of subordinated debentures                                   7,000                --
     Purchase of treasury stock                                                           (441)             (475)
     Stock options exercised                                                               407                99
     Dividends paid                                                                     (1,038)           (1,032)
                                                                                   -----------------------------
         Net cash from financing activities                                             42,254            34,957
                                                                                   -----------------------------
Net change in cash and due from banks                                                    1,104             1,873
Cash and due from banks at beginning of period                                          10,164             6,631
                                                                                   -----------------------------
Cash and due from banks at end of period                                           $    11,268       $     8,504
                                                                                   =============================
Non cash transfers:
     Transfer from loans to loans held for sale                                    $     7,513       $        --
     Transfer from loans to foreclosed real estate                                 $       172       $       575
     Transfer from loans to repossessed assets                                     $        --       $        32

See accompanying notes to consolidated financial statements.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (the "Company") is a one bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiary is Community Bank of Southern Indiana (the "Bank"). Until November 14, 2003, the Company also operated four bank offices in Jefferson and Nelson County, Kentucky through its wholly- owned banking subsidiary, Community Bank of Kentucky, Inc. ("CBKY"). On November 14, 2003 CBKY was merged with and into the Bank. The Bank is a state-chartered stock commercial bank headquartered in New Albany, Indiana and is regulated by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation.

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

                                                           Three months ended          Nine months ended
                                                             September 30,                September 30,
In thousands, except per share amounts                    2004           2003           2004          2003
-------------------------------------------------------------------------------------------------------------
Net income as reported                                 $     657      $     509      $   1,869      $   1,797
Less: Stock-based compensation expense determined
   under fair value based method                              13             13             38             38
                                                       ------------------------------------------------------
Pro forma net income                                   $     644      $     496      $   1,831      $   1,759
                                                       ======================================================
                                                       $    0.28      $    0.21      $    0.78      $    0.76
Basic earnings per share as reported
Pro forma basic earnings per share                          0.27           0.21           0.77           0.74

Diluted earnings per share as reported                      0.27           0.21           0.77           0.75
Pro forma diluted earnings per share                        0.27           0.21           0.76           0.74

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

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Securities

The amortized cost and fair value of available for sale securities and the related unrealized holding gains and losses were as follows:

                                                                     Gross         Gross
                                                      Amortized    Unrealized    Unrealized
                                                         Cost        Gains         Losses      Fair Value
                                                      ---------------------------------------------------
                                                                       (In thousands)
      September 30, 2004:
         Securities available for sale:
           U.S. Government and federal agency            6,202             2           (21)         6,183
           State and municipal                           6,356           308            --          6,664
           Mortgage-backed                              66,892           376          (463)        66,805
           Corporate bonds                              14,669            55           (52)        14,672
           Mutual funds                                    250            --            (8)           242
                                                      ---------------------------------------------------
             Total securities available for sale      $ 94,369      $    741      $   (544)      $ 94,566
                                                      ===================================================

      December 31, 2003:
         Securities available for sale:
           State and municipal                          14,849           407           (10)        15,246
           Mortgage-backed                              52,947           252          (542)        52,657
           Corporate bonds                              15,000            48           (58)        14,990
           Mutual funds                                    250            --            --            250
                                                      ---------------------------------------------------
             Total securities available for sale      $ 83,046      $    707      $   (610)      $ 83,143
                                                      ===================================================

3. Loans

Loans at September 30, 2004 and December 31, 2003 consisted of the following:

                                                  September 30, 2004     December 31, 2003
                                                  ----------------------------------------
                                                              (In thousands)
      Commercial                                       $   67,568            $   72,981
      Mortgage loans on real estate:
           Residential                                     86,027                94,975
           Commercial                                     186,786               161,343
           Construction                                    32,017                15,691
      Home equity                                          46,955                42,562
      Loans secured by deposit accounts                       704                   546
      Consumer                                              6,501                 5,962
                                                       --------------------------------
           Subtotal                                       426,558               394,060
      Less:
           Allowance for loan losses                       (4,644)               (4,034)
                                                       --------------------------------
      Loans, net                                       $  421,914            $  390,026
                                                       ================================

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Deposits

Deposits at September 30, 2004 and December 31, 2003 consisted of the following:

                                                               September 30, 2004     December 31, 2003
                                                               ----------------------------------------
                                                                              (In thousands)
      Demand (NOW)                                                  $   36,696           $   35,973
      Money market accounts                                            123,238               82,546
      Savings                                                           26,933               28,456
      Individual retirement accounts-certificates of deposits           18,777               17,841
      Certificates of deposit, $100,000 and over                        36,896               41,028
      Other certificates of deposit                                    105,253              101,085
                                                                    -------------------------------
      Total interest bearing deposits                                  347,793              306,929

      Total non-interest bearing deposits                               40,977               34,386
                                                                    -------------------------------
             Total deposits                                         $  388,770           $  341,315
                                                                    ===============================

5. Supplemental Disclosure for Earnings Per Share

Earnings per share were computed as follows:

                                                                  Three months ended                Nine months ended
                                                                      September 30,                    September 30,
                                                               --------------------------      --------------------------
In thousands, except for share and per share amounts              2004            2003            2004            2003
                                                               ----------      ----------      ----------      ----------
Basic:
     Earnings:
         Net income                                            $      657      $      509      $    1,869      $    1,797
                                                               ==========================================================
     Shares:
         Weighted average common shares outstanding             2,390,869       2,373,628       2,389,318       2,377,256
                                                               ==========================================================

Net income per share, basic                                    $     0.28      $     0.21      $     0.78      $     0.76
                                                               ==========================================================

Diluted:
     Earnings:
         Net income                                            $      657      $      509      $    1,869      $    1,797
                                                               ==========================================================
     Shares:
         Weighted average common shares outstanding             2,390,869       2,373,628       2,389,318       2,377,256
              Add: Dilutive effect of outstanding options          24,610          19,020          29,640          12,657
                                                               ----------------------------------------------------------
         Weighted average common shares outstanding, as
            adjusted                                            2,415,479       2,392,648       2,418,958       2,389,913
                                                               ==========================================================
Net income per share, diluted                                  $     0.27      $     0.21      $     0.77      $     0.75
                                                               ==========================================================

The Company had no antidilutive stock options at September 30, 2004. Stock options for 40,400 and 47,100 shares of common stock were excluded from the three and nine months ended September 30, 2003, respectively, because their impact was antidilutive.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. Derivative Financial Instruments and Hedging Activities

On August 30, 2002, the Company entered into a $25,000,000 interest rate swap arrangement to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 6.51%. An additional $25,000,000 interest rate swap was entered into on September 19, 2003 to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 5.22%. The variable rate of the swaps resets daily, with net interest being settled monthly. The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the swaps.

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on September 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive income and will be reclassified to earnings over the lives of the hedges. During the three months ended September 30, 2004 and 2003, the Company recognized $186,000 and $240,000 of income on the interest rate swaps as an increase to interest income on loans. During the nine months ended September 30, 2004 and 2003, the Company recognized $660,000 and $533,000 of income on the interest rate swaps as an increase to interest income on loans. The fair value and earnings reclassification of the swaps was as follows:

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                    ---------------------------       ---------------------------
                                                       2004             2003             2004             2003
                                                    ----------       ----------       ----------       ----------
                                                           (In thousands)                    (In thousands)
   Beginning balance                                $   (1,456)      $      954       $     (413)      $      746
   Increase (decrease) in value for the period           1,029             (617)             460             (116)
   Reclassified to interest income on loans               (186)            (240)            (660)            (533)
                                                    -------------------------------------------------------------

   Ending balance                                   $     (613)      $       97       $     (613)      $       97
                                                    =============================================================

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. Benefit Plans

The Company sponsors a defined benefit pension plan. The benefits are based on years of service and the employees' highest average of total compensation for five consecutive years of employment. In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants. The components of pension expense for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                      September 30,
                                          ---------------------------       ---------------------------
                                             2004             2003             2004             2003
                                          ----------       ----------       ----------       ----------
                                                 (In thousands)                     (In thousands)
   Interest cost                          $       12       $       12       $       36       $       37
   Expected return on plan assets                (11)              (8)             (31)             (25)
   Amortization of unrecognized loss               9               10               26               30
                                          -------------------------------------------------------------

   Pension expense                        $       10       $       14       $       31       $       42
                                          =============================================================

The Company made no contributions to its pension plan during the first nine months of 2004, but expects to contribute $37,000 during the remainder of the year.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; competitive conditions in the banking markets served by the Bank; the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Financial Condition

Total assets increased 8.7% to $566.6 million at September 30, 2004 from $521.3 million at December 31, 2003, primarily as a result of increases in net loans of $31.9 million and available for sale securities of $11.4 million. The growth in assets was driven by the Company's strong loan origination and deposit gathering functions and further supported by the issuance of subordinated debentures during June of 2004.

Net loans increased 8.2% to $421.9 million at September 30, 2004 from $390.0 million at December 31, 2003 and were primarily funded through the growth in deposits. Loan growth was primarily concentrated in commercial and consumer loans as the Company continues to see strong demand for these loan products. The Company currently retains ten year mortgage loans that it originates and sells most fifteen and thirty-year conforming mortgage loans into the secondary market.

Securities available for sale increased $11.4 million from December 31, 2003 to $94.6 million at September 30, 2004. The increase in available for sale securities was funded primarily by deposit growth and proceeds from the issuance of subordinated debentures. The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits increased $47.5 million to $388.8 million at September 30, 2004 from $341.3 million at December 31, 2003. The Company attributes its deposit growth to a focused

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

commitment on attracting lower cost funding through various customer service and business development initiatives. The Company placed particular emphasis on attracting non-interest bearing demand deposits, which increased 19.2% to $41.0 million over the first nine months of 2004. Additionally, money market accounts grew 49.3% over the same period.

Results of Operations

Net Income. Net income was $657,000 for the three months ended September 30, 2004 as compared to $509,000 for the three months ended September 30, 2003, an increase of 29.1%. Basic net income per share was $0.28 for the third quarter of 2004, an increase of 33.3% when compared to the $0.21 for the same period in 2003. Net income per share on a diluted basis was $0.27 for the third quarter of 2004, an increase of 28.6% when compared to the $0.21 for the same period in 2003. Annualized returns on average assets and stockholders' equity were 0.47% and 6.23%, respectively, for the third quarter of 2004, compared to 0.40% and 4.72%, respectively, for the same period in 2003. Management attributes the increase in net income between the periods to the growth of the Company's core retail and commercial banking lines of business and improved credit quality.

Net income was $1,869,000 for the nine months ended September 30, 2004 as compared to $1,797,000 for the nine months ended September 30, 2003, an increase of 4.0%. Basic net income per share was $0.78 for the nine months of 2004, an increase of 2.6% when compared to the $0.76 for the same period in 2003. Net income per share on a diluted basis was $0.77 for the nine months of 2004, an increase of 2.7% when compared to the $0.75 for the same period in 2003. Annualized returns on average assets and stockholders' equity were 0.46% and 5.85%, respectively, for the nine months of 2004, compared to 0.49% and 5.61%, respectively, for the same period in 2003.

Net interest income. Net interest income increased $462,000, or 13.9%, for the third quarter of 2004 compared to the third quarter of 2003 due to the growth in the Company's earning assets and a higher net interest margin. The net interest margin for the third quarter of 2004 was 2.86% compared to 2.76% for the equivalent period in 2003. Management attributes the margin expansion to an increase in the yield on investment securities resulting from slower prepayment speeds on mortgage-backed securities. The slower prepayment speeds led to a reduction of the amortization of premiums associated with mortgage-backed securities in the third quarter of 2004 as compared to the same period in 2003. Average earning assets increased 10.1% to $526.3 million for the three months ended September 30, 2004 from $477.9 million for the equivalent period in 2003, reflecting growth in the Company's loan and securities portfolios.

Net interest income increased $830,000, or 8.3%, for the nine months ended September 30, 2004 compared to the same period in 2003. The Company's net interest margin declined from 2.94% for the first nine months of 2003 to 2.85% for the same period in 2004 as the yield on interest-earning assets continued to decline due to the sustained lower interest rate environment while its funding costs declined by a lesser amount due primarily to a change in the funding mix; growth in interest-bearing liabilities resulted primarily from an increase in lower cost deposits. Management believes the Company is well positioned for a rising interest rate environment and, exclusive of competitive deposit rate pressures, expects that rising interest rates will have a positive impact on the Company's net interest margin.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The cost of interest-bearing liabilities continues to be significantly affected by the $83.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to the Company. If an advance is put back to the Company by the FHLB, the Company can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). The Company estimates that the three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on any of the individual advances. The Company uses FHLB advances for both short- and long-term funding. The balances reported at both September 30, 2004 and December 31, 2003 are substantially comprised of long-term advances. The cost of FHLB advances for the first nine months of 2004 was 5.98% compared with the cost of federal funds purchased and repurchase agreements, which are both highly interest rate sensitive, was 0.83% for the nine months ended September 30, 2004.

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

                                                                           Three Months Ended September 30,
                                                     ---------------------------------------------------------------------------
                                                                    2004                                     2003
                                                     -----------------------------------     -----------------------------------
                                                     Average                   Average       Average                   Average
                                                     Balance      Interest    Yield/Cost     Balance      Interest    Yield/Cost
                                                     -------      --------    ----------     -------      --------    ----------
                                                               (In thousands)                            (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks             $  3,164      $     12       1.51%      $  4,759      $     12        1.00%
   Taxable securities                                 89,885           818       3.62%        74,986           424        2.24%
   Non-taxable securities                              6,362            79       4.94%        14,849           166        4.44%
   Total loans and fees (1) (2)                      418,686         6,028       5.73%       375,474         5,607        5.92%
   FHLB stock                                          8,242            90       4.34%         7,865            88        4.44%
                                                    --------      --------                  --------      --------
Total earning assets                                 526,339         7,027       5.31%       477,933         6,297        5.23%

   Less: Allowance for loan losses                     4,618                                   3,790
   Non-earning assets:
   Cash and due from banks                            11,580                                   8,256
   Bank premises and equipment, net                   11,828                                  11,274
   Accrued interest receivable and other
     assets                                           13,893                                  15,811
                                                    --------                                --------
Total assets                                        $559,022                                $509,484
                                                    ========                                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                         $348,817      $  1,832       2.09%      $299,530      $  1,572        2.08%
   Federal funds purchased and repurchase
     agreements                                       31,923            81       1.01%        37,725            81        0.85%
   FHLB advances                                      83,000         1,249       5.99%        88,022         1,316        5.93%
   Subordinated debentures                             7,000            75       4.26%            --            --          --
                                                    --------      --------                  --------      --------
Total interest-bearing liabilities                   470,740         3,237       2.74%       425,277         2,969        2.77%

Non-interest bearing liabilities:
Non-interest demand deposits                          42,885                                  35,059
Accrued interest payable and other liabilities         3,412                                   6,402
Stockholders' equity                                  41,985                                  42,746
                                                    --------                                --------
Total liabilities and stockholders' equity          $559,022                                $509,484
                                                    ========                                ========

Net interest income                                               $  3,790                                $  3,328
                                                                  ========                                ========

Net interest spread                                                              2.57%                                    2.46%
Net interest margin                                                              2.86%                                    2.76%

(1) The amount of fee income included in interest on loans was $136 and $140 for the three months ended September 30, 2004 and 2003.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                                                      Nine Months Ended September 30,
                                                 -----------------------------------------------------------------------------
                                                                2004                                    2003
                                                 ------------------------------------    -------------------------------------
                                                 Average                    Average      Average                     Average
                                                 Balance      Interest     Yield/Cost    Balance       Interest     Yield/Cost
                                                 -------      --------     ----------    -------       --------     ----------
                                                           (In thousands)                           (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks         $  3,753      $     32        1.14%      $  3,372      $     29       1.15%
   Taxable securities                             79,756         2,137        3.58%        70,473         1,504       2.85%
   Non-taxable securities                          9,543           296        4.14%        13,406           464       4.63%
   Total loans and fees(1) (2)                   408,803        17,498        5.72%       361,918        16,518       6.10%
   FHLB stock                                      8,151           278        4.56%         7,779           293       5.04%
                                                --------      --------        ----       --------      --------       ----
Total earning assets                             510,006        20,241        5.30%       456,948        18,808       5.50%

   Less: Allowance for loan losses                 4,445                                    3,904
   Non-earning assets:
   Cash and due from banks                        10,883                                    8,016
   Bank premises and equipment, net               11,684                                   11,324
   Accrued interest receivable and other
     assets                                       14,530                                   15,405
                                                --------                                 --------
Total assets                                    $542,658                                 $487,789
                                                ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                     $337,728      $  5,316        2.10%      $285,107      $  4,604       2.16%
   Federal funds purchased and repurchase
     agreements                                   33,051           206        0.83%        35,589           241       0.91%
   FHLB advances                                  83,984         3,757        5.98%        88,860         3,916       5.89%
   Subordinated debentures                         2,792            85        4.07%            --            --         --
                                                --------      --------                   --------      --------
Total interest-bearing liabilities               457,555         9,364        2.73%       409,556         8,761       2.86%

Non-interest bearing liabilities:
Non-interest demand deposits                      40,290                                   31,115
Accrued interest payable and other
   liabilities                                     2,126                                    4,275
Stockholders' equity                              42,687                                   42,843
                                                --------                                 --------
Total liabilities and stockholders' equity      $542,658                                 $487,789
                                                ========                                 ========

Net interest income                                           $ 10,877                                 $ 10,047
                                                              ========                                 ========

Net interest spread                                                           2.57%                                   2.64%
Net interest margin                                                           2.85%                                   2.94%

(1) The amount of fee income included in interest on loans was $411 and $549 for the nine months ended September 30, 2004 and 2003.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.

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

                                                  ---------------------------------------------------------------------------------
                                                  Three Months Ended September 30, 2004       Nine Months Ended September 30, 2004
                                                               compared to                                compared to
                                                  Three Months Ended September 30, 2003       Nine Months Ended September 30, 2003
                                                       Increase/(Decrease) Due to                  Increase/(Decrease) Due to
                                                  ---------------------------------------------------------------------------------
                                                  Total Net                                  Total Net
                                                   Change        Volume           Rate         Change        Volume           Rate
                                                  ---------------------------------------------------------------------------------
                                                             (In thousands)                              (In thousands)
Interest income:
   Interest-bearing deposits with banks           $    --        $    (5)       $     5       $     3        $     3        $    --
   Taxable securities                                 394             97            297           633            215            418
   Tax-exempt securities                              (87)          (104)            17          (168)          (123)           (45)
   Total loans and fees                               421            628           (207)          980          2,050         (1,070)
   FHLB stock                                           2              4             (2)          (15)            14            (29)
                                                  ---------------------------------------------------------------------------------
Total increase (decrease) in interest income          730            620            110         1,433          2,159           (726)
                                                  ---------------------------------------------------------------------------------

Interest expense:
   Deposits                                           260            259              1           712            831           (119)
   Federal funds purchased and repurchase
     agreements                                        --            (13)            13           (35)           (17)           (18)
   FHLB advances                                      (67)           (76)             9          (159)          (217)            58
   Subordinated debentures                             75             75             --            85             85             --
                                                  ---------------------------------------------------------------------------------
Total increase (decrease) in interest expense         268            245             23           603            682            (79)
                                                  ---------------------------------------------------------------------------------
Increase (decrease) in net interest income        $   462        $   375        $    87       $   830        $ 1,477        $  (647)
                                                  =================================================================================

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Allowance and Provision for Loan Losses. The Bank's financial performance depends on the quality of the loans it originates and management's ability to assess the degree of risk in existing loans when it determines the allowance for loan losses. An increase in loan charge-offs or non-performing loans or an inadequate allowance for loan losses could have an adverse effect on net income. The allowance is determined based on the application of loss estimates to graded loans by categories.

Summary of Loan Loss Experience:

                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                    -----------------------       -----------------------
Activity for the period ended:        2004           2003           2004           2003
                                    --------       --------       --------       --------
                                         (In thousands)                (In thousands)
Beginning balance                   $  4,629       $  3,749       $  4,034       $  3,814
Charge-offs:
   Residential real estate               (22)            --            (22)           (14)
   Commercial real estate               (211)            --           (339)          (655)
   Construction                           --             --             --             --
   Commercial business                    (2)          (141)           (17)          (155)
   Home equity                            --            (23)            (1)           (23)
   Consumer                              (29)           (15)           (33)           (39)
                                    -----------------------------------------------------
       Total                            (264)          (179)          (412)          (886)

Recoveries:
   Residential real estate                --             --             --             --
   Commercial real estate                 13              3             20             11
   Construction                           --             --             --             --
   Commercial business                     4             --             12              2
   Home equity                            --             --             --             --
   Consumer                                2              2             10              5
                                    -----------------------------------------------------
       Total                              19              5             42             18
                                    -----------------------------------------------------
   Net loan charge-offs                 (245)          (174)          (370)          (868)

Provision                                260            330            980            959
                                    -----------------------------------------------------
Ending balance                      $  4,644       $  3,905       $  4,644       $  3,905
                                    =====================================================

Improved asset quality led to a 21.2% reduction in the provision for loan losses for the third quarter of 2004 when compared to the same period in 2003, as classified loan balances decreased 13.3%, or $2.9 million, from September 30, 2003. The provision for loan losses was $260,000 and $980,000 for the three and nine months ended September 30, 2004 as compared to $330,000 and $959,000 for the same periods in 2003. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2004.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Federal regulations require insured institutions to classify their assets on a regular basis. The regulations provide for three categories of classified loans: substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

Non-performing assets. Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and
118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans decreased from $2.1 at December 31, 2003 to $1.6 million at September 30, 2004.

                                                   September 30, 2004       December 31, 2003
                                                   ------------------------------------------
                                                                  (In thousands)
Loans on non-accrual status                            $     2,107             $     1,467
Loans past due 90 days or more and still accruing               11                     346
                                                       -----------------------------------
Total non-performing loans                                   2,118                   1,813

Other real estate owned                                        622                     610
                                                       -----------------------------------
Total non-performing assets                            $     2,740             $     2,423
                                                       ===================================
Non-performing loans to total loans                           0.50%                   0.46%
Non-performing assets to total loans                          0.64%                   0.61%
Allowance as a percent of non-performing loans              219.26%                 222.50%
Allowance as a percent of total loans                         1.09%                   1.02%

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income decreased 25.4% to $826,000 for the third quarter of 2004 compared to the same period in 2003 as a result of a decrease in gains on the sales of available for sale securities and mortgage loans. Mortgage loan sales declined due to a reduction in refinancing activity. Partially offsetting the decrease in mortgage banking income was an increase in service charges on deposit accounts. The Company continues to open a significant number of new demand deposit accounts, which helped contribute to an 11.4% increase in service charges on deposit accounts for the third quarter of 2004 compared to the third quarter of 2003.

Non-interest income decreased $440,000, or 15.3% for the nine months ended September 30, 2004 compared to the same period in 2003. Non-interest income decreased for substantially the same reasons as the quarterly change referenced above.

Non-interest expense. Non-interest expense increased 1.6% for the third quarter of 2004 compared to the same period in 2003 as increases in salaries and benefits were offset by a reduction in other expenses. The increase in salaries and benefits reflects additional staffing needs as the Company opened a full service banking branch in Louisville, Kentucky during September 2003 and another full service banking branch in southern Indiana during April 2004. Other expenses declined primarily as a result of expenses related to a lawsuit recorded during the third quarter of 2003.

Non-interest expense increased 3.6%, or $352,000 for the nine months ended September 30, 2004 compared to the same period in 2003. Non-interest expense increased for substantially the same reasons as the quarterly change referenced above.

Income tax expense. Income tax expense for the nine month period ended September 30, 2004 was $414,000 compared to $469,000 for the same period in 2003. The effective tax rate for the nine months ended September 30, 2004 was 18.1% compared to 20.7% for the same period in 2003. The effective tax rate declined between the periods primarily due to a tax credit allocation from the Community Development Financial Institutions Fund through the New Markets Tax Credit
(NMTC) Program. The NMTC Program permits taxpayers to receive a credit against federal income taxes for making qualified equity investments in designated Community Development Entities (CDE's) which in turn makes investments (in the form of either loans or equity investments) in low-income communities. The credit is claimed over a seven year period and the Company expects to recognize a tax credit of $150,000 for tax year 2004.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2004, the Company had cash and interest-bearing deposits with banks of $12.3 million and securities available-for-sale with a fair value of $94.6 million. If the Company requires funds beyond the funds it is able to generate internally, it has $21.0 million in additional

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis and unused federal funds lines of credit with various nonaffiliated financial institutions of $11.4 million.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2004, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

                                                                  Total             Tier 1             Tier 1
                                                               Capital To         Capital To         Capital To
                                                              Risk-weighted      Risk-weighted         Average
                                                                 Assets             Assets             Assets
                                                              -------------------------------------------------
Consolidated                                                      11.8%              10.8%               9.0%
Community Bank                                                    11.5%              10.5%               8.8%

Minimum to be well capitalized under regulatory
   capital requirements:                                          10.0%               6.0%               5.0%

The Company has been repurchasing shares of its common stock since May 21, 1999. A net total of 332,851 shares at an aggregate cost of $5.3 million have been repurchased since that time under both the current and prior repurchase plans. The Company's Board of Directors authorized a share repurchase plan in May 2001 under which a maximum of $3.0 million of the Company's common stock may be purchased. Through September 30, 2004, a net total of $2.8 million had been expended to purchase 181,398 shares under the current repurchase plan.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of the Company's off balance sheet arrangements and contractual obligations at September 30, 2004 were not significantly different from the information that was reported in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), it is estimated that as of September 30, 2004 the Company's net interest income would decrease by an estimated 1.4%, or $222,000 over the one year forecast horizon. However, considering reasonable growth assumptions, the Company expects that net interest income would trend positive over the forecast horizon. As of December 31, 2003, in the Up 200 Scenario the Company estimated that net interest income would decrease 4.5%, or $669,000 over a one year forecast horizon ending December 31, 2004. Given a gradual 100 basis point decrease in the projected yield curve used in the simulation model (Down 100 Scenario), it is estimated that as of September 30, 2004 the Company's net interest income would decrease by an estimated 0.1% or $13,000 over the one year forecast horizon. As of December 31, 2003, in the Down 100 Scenario the Company estimated that net interest income would increase 0.5% or $76,000 over a one year forecast horizon ending December 31, 2004.

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The projected results are within the Company's asset/liability management policy limits which states that the negative impact to net interest income should not exceed 5% and 7% in a 100 basis point decrease and 200 basis point increase in the projected yield curve over a one year forecast horizon. The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; the Company can minimize the reduction in net interest income in a period of rising interest rates to the extent that it can curtail raising deposit rates during this period. The Company continues to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate the Company's estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of September 30, 2004 and December 31, 2003, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future.

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of September 30, 2004:

                                              Interest Rate Sensitivity as of September 30, 2004
                                          ---------------------------------------------------------
                                          Gradual Decrease in                   Gradual Increase in
                                               Rates of 100                         Rates of 200
                                               Basis Points         Base            Basis Points
                                          ---------------------------------------------------------
                                                                (In thousands)
Projected interest income:
   Loans                                        $   23,746        $   24,333         $   25,822
   Investments                                       3,626             3,755              3,917
   FHLB stock                                          365               365                365
   Interest-bearing bank deposits                       17                23                 34
                                                -----------------------------------------------
Total interest Income                               27,754            28,476             30,138

Projected interest expense:
   Deposits                                          7,020             7,445              8,761
   Federal funds purchased
     and repurchase agreements                         262               488                940
   FHLB advances                                     4,678             4,705              4,759
   Subordinated debentures                             312               343                405
                                                -----------------------------------------------
Total interest expense                              12,272            12,981             14,865
                                                -----------------------------------------------
Net interest income                             $   15,482        $   15,495         $   15,273
                                                ===============================================

Change from base                                $      (13)                          $     (222)
Percent change from base                              (0.1)%                               (1.4)%

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2003:

                                                       Interest Rate Sensitivity as of December 31, 2003
                                               ----------------------------------------------------------------
                                                Gradual Decrease in                        Gradual Increase in
                                               Interest Rates of 100                      Interest Rates of 200
                                                    Basis Points              Base             Basis Points
                                               ----------------------------------------------------------------
                                                                         (In thousands)
Projected interest income:
   Loans                                              $  22,244            $  22,654             $  23,538
   Investments                                            2,987                3,064                 3,196
   FHLB stock                                               400                  400                   400
   Interest-bearing bank deposits                            10                   22                    46
                                                      ---------            ---------             ---------
Total interest income                                    25,641               26,140                27,180

Projected interest expense:
   Deposits                                               5,358                5,692                 6,827
   Federal funds purchased
     and repurchase agreements                              170                  373                   870
   FHLB advances                                          5,065                5,103                 5,180
                                                      ---------            ---------             ---------

Total interest expense                                   10,593               11,168                12,877
                                                      ---------            ---------             ---------

Net interest income                                   $  15,048            $  14,972             $  14,303
                                                      =========            =========             =========

Change from base                                      $      76                                  $    (669)
Percent change from base                                    0.5%                                      (4.5)%

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

                                     PART II

                                OTHER INFORMATION

Item 5. Other Information

On April 27th 2004, the Board of Directors of the Company adopted a Charter of the Nominating Process and Nominations Review Committee (the "Charter"). The Nominations Review Committee formed by the Company's Board of Directors is to be comprised of independent directors and is charged with the duty of identifying and recommending director candidates to the Company Board of Directors. The Charter provides that any Company shareholder may submit candidates for membership on the Company Board of Directors by delivering a request to the Company's Secretary that any such candidate be considered for said position and setting forth information regarding said candidate's qualifications to serve as a Company director.

Item 6. Exhibits

(a)   Exhibits

      The exhibits required by Item 601 of Regulation S-K are listed in the
      Exhibit Index of this Form 10-Q and are filed as a part of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                         (Registrant)


Dated: November 12, 2004                 BY:  /s/ James D. Rickard
------------------------                      -----------------------------
                                              James D. Rickard
                                              President and
                                                Chief Executive Officer
                                              (Principal Executive Officer)


Dated: November 12, 2004                 BY:  /s/ Paul A. Chrisco
------------------------                      -----------------------------
                                              Paul A. Chrisco
                                              Senior Vice-President and
                                                Chief Financial Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                  EXHIBIT INDEX

Exhibit No.                                Description
-----------    -----------------------------------------------------------------
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