Form 10-K
period 2004-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2005-03-30
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the Fiscal Year Ended December 31, 2004
OR
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________ to _________

Commission File No. 0-25766

Community Bank Shares of Indiana, Inc.

(Exact Name of Registrant as Specified in its Charter)

Indiana	35-1938254
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

101 West Spring Street, New Albany, Indiana 47150
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (812) 944-2224

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.10 per share
(Title of Class)

Indicate by check mark whether the Registrant :  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES  |X|  NO  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES  |_|  NO |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $21.10 per share of such stock as of March 15, 2005, was $55,344,372. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of March 15, 2005, there were issued and outstanding 2,622,956 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Proxy Statement for the Annual Meeting of Stockholders on May 17, 2005.

PART I

ITEM 1.  BUSINESS

General

Community Bank Shares of Indiana, Inc. (the “Company”) is a one bank holding company headquartered in New Albany, Indiana. The Company’s wholly-owned banking subsidiary is Community Bank of Southern Indiana (the “Bank”).  Until November 14, 2003, the Company also operated four bank offices in Jefferson and Nelson County, Kentucky through its wholly-owned banking subsidiary, Community Bank of Kentucky, Inc. (“CBKY”).  On November 14, 2003 CBKY was merged with and into the Bank.  The Bank is a state -chartered stock commercial bank headquartered in New Albany, Indiana and is regulated by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation.

During 2002, the Bank established three new wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities previously owned by the Bank.

The Bank established a new Community Development Entity (CDE) subsidiary in July 2002 named CBSI Development Fund, Inc.  The CDE enables the Bank to participate in the federal New Markets Tax Credit (NMTC) Program.  The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE’s.

During June 2004, the Company completed a placement of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I (“Trust”), a trust formed by the Company.  Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the Company’s financial statements reflect the subordinated debt issued by the Company to the Trust.

The Company had total assets of $590.1 million, total deposits of $411.3 million, and stockholders’ equity of $42.8 million as of December 31, 2004. The Company’s principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

Business Strategy

The Company’s current business strategy is to operate a well-capitalized, profitable and independent community bank with a significant presence in its primary market areas.  The Company’s growth strategy is focused on expansion through organic growth within its market areas.  The Bank offers business and personal banking services through a full range of deposit products that include non-interest and interest-bearing checking accounts, ATM’s, debit cards, savings accounts, money market accounts, certificates of deposit and individual retirement accounts.  The Bank’s loan products include:  secured and unsecured business loans of various terms to local businesses and professional organizations; consumer loans including home equity lines of credit, automobile and recreational vehicle, construction, and loans secured by deposit accounts; and residential real estate loans.   In addition, the Company also offers non-deposit investment products such as stocks, bonds, mutual funds, and annuities to customers within its banking market areas through a strategic alliance with Smith Barney.

Internal Growth. Management believes the optimum way to grow the Company is by attracting new loan and deposit customers within its existing markets through its extensive product offering and attentive customer service.  Management believes the Bank’s customers seek a banking relationship with a service-oriented community banking institution and feels the Company’s banking centers have an atmosphere which facilitates personalized service and a broad range of product offerings to meet customers’ needs.

Branch Expansion. Management continues to consider opportunities for branch expansion and is focusing its current efforts within existing markets. Management considers a variety of criteria when evaluating potential branching opportunities.  These include:  the market location of the potential branch and demographics of the surrounding communities; the investment required and opportunity costs; staffing needs; and other criteria management deems of particular importance.

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

Commercial Real Estate Loans.  The Company’s commercial real estate loans are secured by improved property such as offices, small business facilities, apartment buildings, nursing homes, warehouses and other non-residential buildings, most of which are located in the Company’s primary market area and most of which are to be used or occupied by the borrowers. Commercial real estate loans have been offered at adjustable interest rates and at fixed rates with balloon provisions at the end of the term financing. The Company continues to originate commercial real estate loans, commercial real estate construction loans and land loans.  Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentrations of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. The Company has increased its origination of multi-family residential or commercial real estate loans over the last few years, but attempts to protect itself against the increased credit risk associated with these loans through its underwriting standards and ongoing monitoring processes.

Residential Real Estate Loans. The Company originates one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company’s market area.  While the Company currently sells most residential real estate loans into the secondary market, the Company occasionally originates and retains these loans in its own portfolio.  The majority of the Company’s residential mortgage loans consist of loans secured by owner-occupied, single family residences.  The Company currently offers residential mortgage loans for terms up to thirty years, with adjustable (“ARM”) or fixed interest rates. Origination of fixed-rate mortgage loans versus ARM loans is monitored continuously and is affected significantly by the level of market interest rates, customer preference, and loan products offered by the Company’s competitors. Therefore, even if management’s strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

The primary purpose of offering ARM loans is to make the Company’s loan portfolio more interest rate sensitive. ARM loans, however, can carry increased credit risk because during a period of rising interest rates the risk of default on ARM loans may increase due to increases in borrowers’ monthly payments.

The Company’s fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

After the initial fixed rate period, the Company’s ARM loans generally adjust annually with interest rate adjustment limitations of two percentage points per year and six percentage points over the life of the loan. The Company also makes ARM loans with interest rates that adjust every one, three or five years. Under the Company’s current practice, after the initial fixed rate period the interest rate on ARM loans adjusts to the applicable U.S. Treasury Constant Maturity Index plus a spread. The Company’s policy is to qualify borrowers for one-year ARM loans based on the initial interest rate plus the maximum annual rate increase.

The Company has used different indices for its ARM loans such as the National Average Median Cost of Funds, the Sixth District Net Cost of Funds Monthly Index, the National Average Contract Rate for Previously Occupied Homes, the average three year Treasury Bill Rate, and the Eleventh District Cost of Funds. Consequently, the adjustments in the Company’s portfolio of ARM loans tend not to reflect any one particular change in any specific interest rate index, but general interest rate trends overall.

Secondary market regulations limit the amount that a bank may lend based on the appraised value of real estate.  Such regulations permit a maximum loan-to-value ratio of 95% percent for residential property and from 65-90% for all other real estate related loans.

The Company occasionally makes real estate loans with loan-to-value ratios in excess of 80%.  For the loans sold into the secondary market, individual investor requirements pertaining to private mortgage insurance apply.  For the mortgage real estate loans retained by the Company with loan-to-value ratios of 80-90%, the Company may require the first 20% of the loan to be covered by private mortgage insurance. For the mortgage real estate loans retained by the Company with loan-to-value ratios of 90-95%, the Company may require private mortgage insurance to cover the first 25-30% of the loan amount. The Company requires fire and casualty insurance, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Company

Construction Loans. The Company originates loans to finance the construction of owner-occupied residential property. The Company makes construction loans to private individuals for the purpose of constructing a personal residence or to local real estate builders and developers. Construction loans generally are made with either adjustable or fixed-rate terms of up to 12 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans at the end of the construction period or to be terminated upon receipt of permanent financing from another financial institution.

Consumer Loans. The principal types of consumer loans offered by the Company are home equity lines of credit, auto loans, home improvement loans, and loans secured by deposit accounts.  Home equity lines of credit are predominately made at rates which adjust periodically and are indexed to the prime rate. Some consumer loans are offered on a fixed-rate basis depending upon the borrower’s preference. The Company’s home equity lines of credit are generally secured by the borrower’s principal residence and a personal guarantee.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s credit history and an assessment of the prospective borrower’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and from any verifiable secondary income.  The underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Mortgage-Banking Operations.  The Bank originates qualified government guaranteed loans and conventional secondary market loans which are generally sold with the servicing released.  This arrangement provides necessary liquidity to the Bank while providing additional loan products to the Bank’s customers.

Loan Solicitation and Processing. Loans are originated through a number of sources including loan sales staff, real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Processing procedures are affected by the type of loan requested and whether the loan will be funded by the Company or sold into the secondary market.

Mortgage loans that are sold into the secondary market are submitted, when possible, for Automated Underwriting, which allows for faster approval and an expedited closing. The Company’s responsibility on these loans is the fulfillment of the loan purchaser’s requirements. These loans often have reduced underwriting features and may be made without an appraisal or credit report at the option of the purchaser.  Loans that are reviewed in a more traditional manner, which are mostly loans held for the Company’s own portfolio, require credit reports, appraisals, and income verification before they are approved or disapproved.  Private mortgage insurance is generally required on loans with a ratio of loan to appraised value of greater than eighty percent. Property insurance and flood certifications are required on all real estate loans.

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

Commercial loans are underwritten by the commercial loan officer who makes the initial contact with the customer applying for credit. The underwriting of these loans is reviewed after the fact for compliance with the Company’s general underwriting standards. A loan exceeding the authority of the underwriting loan officer requires the approval of a loan committee or the Board of Directors of the Bank, depending on the loan amount.

Loan Commitments. The Company issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made with specified terms and conditions for periods of thirty days for commercial real estate loans and sixty days for residential real estate loans.

Employees

As of December 31, 2004, the Company employed 183 employees, 155 full-time and 28 part-time.  None of these employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

Competition and Market Area Served

The banking business is highly competitive, and as such the Bank competes not only with other commercial banks, but also with savings and loan associations, trust companies and credit unions for deposits and loans, as well as stock brokerage firms, insurance companies, and other entities providing one or more of the services and products offered by the Bank. In addition to competition, the Company’s business and operating results are affected by the general economic conditions prevalent in its market.

The Bank’s primary market areas consist of Floyd and Clark counties in Southern Indiana and Jefferson and Nelson counties in Kentucky.  These are four of the thirteen counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of one million.  The aggregate population of Floyd and Clark counties is approximately 171,000 and the populations of Jefferson and Nelson Counties are approximately 699,000 and 40,000, respectively. The Company’s headquarters are located in New Albany, Indiana, a city of 38,000 located approximately three miles from the center of Louisville.

Nature of Company’s Business

The business of the Company is not seasonal.  The Company’s business does not depend upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.  No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental entity.

Regulation and Supervision

As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (the “Act”). The Act limits the business of bank holding companies to banking, managing or controlling banks and other subsidiaries authorized under the Act, performing certain servicing activities for subsidiaries and engaging in such other activities as the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) may determine to be closely related to banking. The Company is registered with and is subject to regulation by the Federal Reserve Board. Among other things, applicable statutes and regulations require the Company to file an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act and the regulations which implement the Act. The Federal Reserve Board also conducts examinations of the Company.

The Act provides that a bank holding company must obtain the prior approval of the Federal Reserve Board to acquire more than five percent of the voting stock or substantially all the assets of any bank or bank holding company. The Act also provides that, with certain exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries, or (ii) own or control more than five percent of the voting shares of any company that is not a bank, including any foreign company. A bank holding company is permitted, however, to acquire shares of any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  A bank holding company may also acquire shares of a company which furnishes or performs services for a bank holding company and acquire shares of the kinds and in the amounts eligible for investment by national banking associations. In addition, the Federal Reserve Act restricts the Bank’s extension of credit to the Company.

On November 12, 1999, Congress enacted the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act permits bank holding companies to qualify as “financial holding companies” that may engage in a broad range of financial activities, including underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to expand the list of permissible financial activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in nearly all of the activities permitted for financial holding companies. The Company has not elected the status of financial holding company and at this time has no plans for these investments or broader financial activities.

As a state-chartered commercial bank, the Bank is subject to examination, supervision and extensive regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Indiana Department of Financial Institutions (“DFI”). The Bank is a member of and owns stock in the Federal Home Loan Bank (“FHLB”) of Indianapolis.  Additionally, the Bank also owns stock in the FHLB of Cincinnati acquired through the aforementioned CBKY subsidiary. The FHLB institutions located in Indianapolis and Cincinnati are two of the twelve regional banks in the FHLB system. The Bank is also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Bank is subject is intended primarily for the protection of Bank customers and depositors, and not Company shareholders.

The FDIC and DFI regularly examine the Bank and prepare reports for the consideration of the Bank’s Board of Directors on any deficiencies that they may find in the Bank’s operations. The relationship of the Bank with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the form and content of the Bank’s mortgage documents and communication of loan and deposit rates to both existing and prospective customers. Financial institutions in various regions of the United States have been called upon by examiners to write down assets to their fair market values and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

The investment and lending authority of a state-chartered bank is prescribed by state and federal laws and regulations, and such banks are prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all state chartered banks. The Bank may not lend to a single or related group of borrowers on an unsecured basis an amount in excess of the greater of $500,000 or fifteen percent of the Bank’s unimpaired capital and surplus. An additional amount may be lent, equal to ten percent of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities, but generally does not include real estate.

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than ten percent stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans to one borrower limit (15% of the Bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution’s unimpaired capital and surplus. At December 31, 2004 the Bank was in compliance with the above restrictions.

Safety and Soundness. The Federal Deposit Insurance Act (“FDIA”), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to the internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest-rate-risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies may deem appropriate. The federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) “well-capitalized” if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately-capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well-capitalized,” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately-capitalized and may require an adequately-capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2004, the Company and the Bank were deemed well-capitalized for purposes of the above regulations.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis.  The FHLB of Indianapolis is one of the 12 regional FHLB’s that, prior to the enactment of FIRREA, were regulated by the Federal Home Loan Bank Board (FHLBB). FIRREA separated the home financing credit function of the FHLB’s from the regulatory functions of the FHLB’s regarding savings institutions and their insured deposits by transferring oversight over the FHLB’s from the FHLBB to a new federal agency, the Federal Home Financing Board (“FHFB”).

As a member of the FHLB system, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2004, $8.4 million of FHLB stock was outstanding for the Bank, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock.

Insurance of Accounts. The Bank’s deposits are insured up to $100,000 per insured member (as defined by law and regulation) and, except for certain deposits assumed by the Bank upon the merger of Heritage Bank of Southern Indiana into the Bank in 2002, which are insured by the Bank Insurance Fund (BIF), are insured by the Savings Association Insurance Fund (SAIF). This insurance is backed by the full faith and credit of the United States Government. The SAIF and the BIF are both administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk-related premium system. Each insured institution is assigned to one of three capital groups: well-capitalized, adequately-capitalized or undercapitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution’s primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the nine risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well-capitalized, subgroup “A” category institutions are assessed the lowest insurance rate, while institutions assigned to the undercapitalized subgroup “C” category are assessed the highest insurance rate.  As of December 31, 2004 the Bank was assigned to the well-capitalized, subgroup “A” category and paid an annual insurance rate of 1.44 cents per $100 of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Cash on hand or on deposit with the Federal Reserve Bank of $3.2 million and $2.2 million was required to meet regulatory reserve and clearing requirements at year-end 2004 and 2003, respectively.  These balances do not earn interest.

Banks are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

Federal Taxation. For federal income tax purposes, the Company and its subsidiaries file a consolidated federal income tax return on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

The Company and its subsidiaries are subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the “Code”).

The Company has not been audited by the Internal Revenue Service for the past ten years.

Indiana Taxation. The Company is subject to a franchise tax imposed by the State of Indiana.  The tax is imposed at the rate of 8.5 percent of the Company’s adjusted gross income. In computing adjusted gross income, no deductions are allowed for municipal interest, U.S. Government interest and pre-1990 net operating losses. In 2000, the Indiana financial institution tax law was amended to treat resident financial institutions the same as nonresident financial institutions by providing for apportionment of Indiana income based on receipts in Indiana. This revision allowed for the exclusion of receipts from out of state sources and federal government and agency obligations.

Currently, income from the Bank’s subsidiaries CBSI Holdings, Inc., CBSI Investments, Inc. and CBSI Investment Portfolio Management, LLC is not subject to the Indiana franchise tax.

The Company’s state franchise tax returns have not been audited since 1997.

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

ITEM 2.  PROPERTIES

The Company conducts its business through its corporate headquarters located in New Albany, Indiana.  The Bank operates a main office and ten branch offices in Clark and Floyd Counties, Indiana, and five branch offices in Jefferson and Nelson Counties, Kentucky. The following table sets forth certain information concerning the main offices and each branch office at December 31, 2004. The Company’s aggregate net book value of premises and equipment was $11.5 million at December 31, 2004.

Location	Year Opened	Owned or Leased

Community Bank of Southern Indiana:
101 West Spring St. - Main Office New Albany, IN 47150	1937	Owned

401 East Spring St. - Drive Thru for Main Office New Albany, IN 47150	2001	Owned

2626 Charlestown Road New Albany, IN 47150	1995	Owned

4328 Charlestown Road New Albany, IN 47150	2004	Leased

480 New Albany Plaza New Albany, IN 47130	1974	Leased

901 East Highway 131 Clarksville, IN 47130	1981	Owned

701 Highlander Point Drive Floyds Knobs, IN 47119	1990	Owned

102 Heritage Square Sellersburg, IN 47172	1992	Owned

201 W. Court Ave. Jeffersonville, IN 4710	1996	Owned

5112 Highway 62 Jeffersonville, IN 47130	1997	Owned

2910 Grantline Rd. New Albany, IN 47150	2002	Leased

400 Blankenbaker Parkway, Suite 100 Louisville, KY 40243	2002	Leased

106A West John Rowan Blvd. - Main Office Bardstown, KY 40004	1997	Leased

119 East Stephen Foster Ave. Bardstown, KY 40004	1972	Owned

7101 Cedar Springs Louisville, KY 40291	2002	Leased

4510 Shelbyville Rd. Louisville, KY 40207	2003	Leased

ITEM 3.  LEGAL PROCEEDINGS

There are various claims and law suits in which the Company or its subsidiaries are periodically involved, such as claims to enforce liens, foreclosure or condemnation proceedings on properties in which the Bank holds mortgages or security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the Nasdaq Small Cap market under the symbol of CBIN.  The quarterly dividends paid by the Company, as well as the quarterly range of low and high trade prices per share of the Company’s common stock as reported by Nasdaq is shown below.

2004				2003

QUARTER ENDED	HIGH	LOW	DIVIDEND	QUARTER ENDED	HIGH	LOW	DIVIDEND

March 31	$20.87	$18.96	$0.132	March 31	$14.54	$13.68	$0.132
June 30	22.73	20.23	0.132	June 30	16.55	13.68	0.132
September 30	21.36	19.45	0.132	September 30	17.73	15.38	0.132
December 31	22.45	17.95	0.145	December 31	20.30	14.90	0.132

Holders

As of March 15, 2005 there were 734 holders of the Company’s common stock.

Dividends

The Company intends to continue its historical practice of paying quarterly cash dividends although there is no assurance that such dividends will continue to be paid in the future.  The payment of dividends in the future is dependent on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors, and other considerations.  In addition, the payment of dividends is subject to the regulatory restrictions described in Note 11 to the Company’s consolidated financial statements.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted –average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))

Equity compensation plans approved by security holders	126	$16.27	289	*
Equity compensation plans not approved by security holders	—	—	—

Total	126	$16.27	289	*

*

Of the shares reflected, 13,750 shares are available to be awarded under the Company’s 1997 Stock Incentive Plan and 275,000 shares are available to be awarded under the Company’s 2003 Performance Units Plan.  At the annual meeting of Company shareholders scheduled for May 17, 2005, Company shareholders will be asked to approve a stock award plan under which 400,000 shares of Company common stock may be awarded.  If said Award Plan is adopted by Company shareholders, the Company’s 1997 Stock Incentive Plan will be terminated.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected historical consolidated financial information from 2000 through 2004.  This information should be read in conjunction with the Consolidated Financial Statements and the related Notes.  Factors affecting the comparability of certain indicated periods are discussed in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	Years Ended December 31,

(dollars in thousands, except per share data)	2004	2003	2002	2001	2000

Income Statement Data:
Interest income	$27,786	$25,252	$25,052	$29,295	$30,488
Interest expense	12,796	11,675	13,354	17,045	18,314
Net interest income	14,990	13,577	11,698	12,250	12,174
Provision for loan losses	1,105	1,274	1,144	520	1,197
Non-interest income	3,271	3,684	3,160	2,186	1,974
Non-interest expense	13,903	13,104	10,938	9,379	8,833
Income before taxes	3,253	2,883	2,776	4,537	4,118
Cumulative effect of change in accounting principle	—	—	—	—	(172)
Net income	2,588	2,302	2,126	2,955	2,679

Balance Sheet Data:
Total assets	$590,066	$521,315	$465,549	$429,616	$416,221
Total securities	90,152	83,143	92,374	99,101	86,436
Total loans, net	450,676	390,026	321,634	294,030	287,254
Allowance for loan losses	4,523	4,034	3,814	3,030	2,869
Total deposits	411,306	341,315	289,830	255,892	258,222
Short-term borrowings	43,629	45,325	36,393	39,075	22,547
FHLB advances	82,000	90,200	92,700	89,000	91,800
Subordinated debentures	7,000	—	—	—	—
Total shareholders’ equity	42,781	42,289	43,297	42,365	40,888

Per Share Data:
Basic earnings per share*	$0.98	$0.88	$0.79	$1.07	$0.95
Diluted earnings per share*	0.97	0.87	0.79	1.07	0.95
Book value*	16.27	16.13	16.44	15.55	14.76
Cash dividends per share*	0.54	0.53	0.53	0.53	0.49

Performance Ratios:
Return on average assets	0.47%	0.47%	0.47%	0.71%	0.67%
Return on average equity	6.10	5.37	4.91	6.90	6.43
Net interest margin	2.89	2.95	2.78	3.07	3.17
Efficiency ratio	76.13	75.92	73.62	64.97	62.43

Asset quality ratios:
Non-performing assets to total loans	0.37%	0.61%	1.17%	0.74%	0.39%
Net loan charge-offs to average loans	0.15	0.29	0.12	0.13	0.03
Allowance for loan losses to total loans	0.99	1.02	1.17	1.02	0.99
Allowance for loan losses to non-performing loans	285	223	120	186	252

Capital ratios:
Leverage ratio	8.7%	8.3%	9.0%	10.0%	9.9%
Average stockholders’ equity to average total assets	7.7	8.7	9.6	10.2	10.4
Tier 1 risk-based capital ratio	10.4	10.4	12.4	14.8	14.5
Total risk-based capital ratio	11.3	11.4	13.6	15.9	15.5
Dividend payout ratio	54.8	59.8	66.1	49.6	51.3

Other key data:
End-of-period full-time equivalent employees	169	154	145	131	114
Number of bank offices	16	16	14	11	10

*	Years 2000-2003 have been restated to reflect 10% stock dividend paid on December 27, 2004

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, the Bank, at December 31, 2004 and 2003, and the consolidated results of operations for each of the years in the three year period ended December 31, 2004.  The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

The Company conducts its primary business through the Bank, which is a community-oriented financial institution offering a variety of financial services to its local communities.  The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds for the origination of: 1) commercial business and real estate loans and 2) secured consumer loans such as home equity lines of credit, automobile loans, and recreational vehicle loans.  Additionally, the Bank originates and sells into the secondary market mortgage loans for the purchase of single-family homes in Floyd and Clark counties, Indiana, and Jefferson and Nelson counties, Kentucky, including surrounding communities.  The Bank invests excess liquidity balances in mortgage-backed, U.S. agency, state and municipal and corporate securities.

The operating results of the Company depend primarily upon the Bank’s net interest income, which is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities.  Interest-earning assets principally consist of loans, taxable and tax-exempt securities, and FHLB stock.  Interest-bearing liabilities principally include deposits, retail repurchase agreements, federal funds purchased, and advances from the FHLB Indianapolis and the FHLB Cincinnati.  The net income of the Bank is also affected by 1) provision for loan losses, 2) non-interest income (including gains on sales of loans and securities, deposit account service charges and commission-based income on non-deposit investment products), 3) non-interest expenses (including compensation and benefits, occupancy, equipment, data processing expenses, marketing and advertising, and other expenses, such as audit, postage, printing, and telephone expenses ), and 4) income tax expense.

Statements contained within this report that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  When used in this discussion the words “anticipate,”  “project,”  “expect,” “believe,” and similar expressions are intended to identify forward-looking statements.  The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time.  Actual results could differ materially from forward-looking statements.

In addition to factors disclosed by the Company elsewhere in this annual report on Form 10-K, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: 1) adverse changes in economic conditions affecting the banking industry in general and, more specifically, the market areas in which the Company and its subsidiary Bank operates, 2) adverse changes in the legislative and regulatory environment affecting the Company and its subsidiary Bank, 3) increased competition from other financial and non-financial institutions, 4) the impact of technological advances on the banking industry, and 5) other risks detailed at times in the Company’s filings with the Securities and Exchange Commission.  The Company does not assume an obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The accounting policy relating to the allowance for loan losses is critical to the understanding of our results of operations since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change.

Allowance for Loan Losses.  The Company maintains the allowance for loan losses at a level that is sufficient to absorb credit losses inherent in its loan portfolio.  The allowance consists of specific and general components. The allowance is determined based on the application of loss estimates to graded loans by categories.  Management determines the level of the allowance for loan losses based on its evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows.  Allocation of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses.  Based on our calculation, an allowance of $4.5 million was the loss estimate within the loan portfolio as of December 31, 2004.  This estimate resulted in a provision for loan losses on the income statement of $1.1 million during 2004.

HIGHLIGHTS

The Company reported net income of $2,588,000 during 2004 compared with $2,302,000 for 2003, an increase of 12.4%.  The increase in earnings was driven by the continued growth of the Company’s interest earning assets, primarily from net growth in the loan portfolio, and principally supported by a 20.5% increase in total deposits.  Additional funding was derived from the issuance of $7.0 million in convertible trust preferred securities during June of 2004.  The Company’s book value per common share increased from $16.13 per share at December 31, 2003 to $ 16.27 per share at December 31, 2004.

The following table summarizes selected financial information regarding the Company’s financial performance:

Table 1 – Summary

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2004	2003	2002

Net income	$2,588	$2,302	$2,126
Basic earnings per share	0.98	0.88	0.79
Diluted earnings per share	0.97	0.87	0.79

Return on average assets	0.47%	0.47%	0.47%
Return on average equity	6.10	5.37	4.91

Total assets grew 13.2% during 2004 to $590.1 million from $521.3 million at December 31, 2003.  Total net loans grew 15.6% during 2004 to $450.7 million, mostly a result of growth in the commercial real estate, residential real estate and home equity loan portfolios.  Total deposits increased $70.0 million during 2004 to $411.3 million as substantive growth occurred in non-interest and interest bearing demand deposits as well as time deposit accounts.  The Company will continue to seek loans and deposits by focusing on and developing relationships with commercial and retail customers within its market areas.  During the fourth quarter of 2005, the Company expects to open a new, full service banking office in Louisville, Kentucky.  The Company expects that the new branch office will enhance its ability to increase its deposit market share within the Jefferson County, Kentucky market.

Results of Operations

Net Interest Income

The Company’s principal revenue source is net interest income.  Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and the interest expense on the liabilities used to fund those assets, such as interest-bearing deposits and borrowings.  Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as changes in market interest rates.

Net interest income increased $1.4 million, or 10.4%, to $15.0 million for 2004 compared to $13.6 million in 2003.  The increase in net interest income is attributable to the growth of the Company’s interest earning assets (primarily within the loan portfolio).  The Company’s net interest rate spread decreased to 2.61% for 2004 from 2.66% in 2003, and its net interest margin decreased to 2.89% for 2004 from 2.95% in 2003.  In addition, net interest income was significantly impacted by the $777,000 of interest income recognized on the Company’s interest rate swaps during 2004 (See Note 12 to the Consolidated Financial Statements).

Average interest-earning assets increased 12.5% during 2004 to $518.6 million , compared to a 9.7% increase during 2003.  The increase in each of these periods primarily resulted from growth in average loans funded by increases in average deposits. The increase in loans is attributable to the Company’s continued focus on commercial business, commercial and residential real estate, and home equity lending.  Average loans grew $48.8 million , or 13.3%, to $416.9 million for 2004 compared to $368.0 million in 2003, while the loan yield declined to 5.77% for 2004 from 6.02% in 2003 in response to sustained lower market interest rates. The Company attributes the growth in commercial loans to its local presence in the markets it serves and its ability to meet the needs of its commercial customers through local decision making and rapid responses to customer inquiries.  Additionally, the Company continued to benefit from its expanded presence in the Jefferson County, Kentucky market.

Residential real estate demand continued to be strong as sustained lower interest rates continued to prevail throughout 2004.  During 2004, residential mortgage loans retained by the Company increased $5.6 million, which includes the sale of $7.5 million in mortgage loans during March of 2004.  Currently, the Company retains and services substantially all ten year, and some fifteen and thirty year mortgage loans , depending upon specific customer relationships.  The demand for home equity loans continued to be high during 2004 as a low introductory rate coupled with an increased emphasis on retail cross-selling stimulated origination of home equity lines of credit, which increased $7.1 million, or 16.7%, from 2003.

Average interest-bearing liabilities grew $51.9 million to $465.9 million, an increase of 12.5% from 2003, while the cost of interest-bearing liabilities declined to 2.75% for 2004 from 2.82% in 2003.  The increase in average interest-bearing liabilities was primarily attributable to the growth in average deposits , which increased 18.3% from 2003.  The Company attributes the growth in average interest-bearing deposits to its experienced commercial sales staff and a focused commitment on improving customer service throughout its retail delivery systems.

While there can be no assurance as to the tangible long-term impact that the current interest rate environment will have on the Company’s future levels of net interest income and net interest margin, it is presently anticipated, assuming no growth in interest-

earning assets and interest-bearing liabilities and the pricing sensitivity and asset/liability mix of the Company’s balance sheet, that the Company’s net interest margin will remain stable for 2005 when compared with 2004.

For 2003, net interest income increased $1.9 million or 16.1% to $13.6 million compared to $11.7 million in 2002.  The Company’s net interest rate spread rose 20 basis points to 2.66% for 2003 from 2.46% in 2002, and its net interest margin increased to 2.95% for 2003 from 2.78% in 2002.  The increase in the Company’s net interest margin was primarily the result of the cost of interest bearing liabilities declining faster than the yield on interest-earning assets.  In addition, net interest income was positively impacted by $771,000 of interest income recognized on the Company’s interest rate swaps.

Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2002 through 2004.

Table 2 - Average Balance Sheets and Rates for Years Ended 2004, 2003 and 2002

	2004			2003			2002

(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Interest -bearing deposits with banks	$3,398	$42	1.24%	$3,018	$39	1.29%	$5,821	$124	2.13%
Taxable securities	81,364	2,929	3.60	67,501	2,047	3.03	85,868	3,698	4.31
Tax-exempt securities	8,742	376	4.30	14,441	630	4.36	10,804	500	4.63
Total loans and fees(1)(2)	416,857	24,073	5.77	368,032	22,145	6.02	310,004	20,278	6.54
FHLB stock	8,196	366	4.47	7,826	391	5.00	7,674	452	5.89

Total earning assets	518,557	27,786	5.36	460,818	25,252	5.48	420,171	25,052	5.96

Non-interest earning assets:
Less: Allowance for loan losses	(4,472)			(3,917)			(3,325)
Non-earning assets:
Cash and due from banks	10,734			8,440			8,635
Bank premises and equipment, net	11,683			11,330			11,371
Other assets	16,185			15,470			12,547

Total assets	$552,687			$492,141			$449,399

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities:
Savings and other	$172,722	$1,999	1.16%	$145,605	1,124	0.77%	$128,140	$1,805	1.41%
Time deposits	169,355	5,241	3.09	143,590	5,019	3.50	129,351	5,734	4.43
Short-term borrowings	36,572	409	1.12	36,206	311	0.86	31,319	354	1.13
FHLB advances	83,340	4,979	5.97	88,538	5,221	5.90	92,709	5,461	5.89
Subordinated debentures	3,893	168	4.32	—	—	—	—

Total interest bearing liabilities	465,882	12,796	2.75	413,939	11,675	2.82	381,519	13,354	3.50

Non-interest bearing liabilities:
Non-interest bearing deposits	40,631			32,414			23,089
Other liabilities	3,737			2,900			1,502
Shareholders’ equity	42,437			42,888			43,289

Total liabilities and shareholders’ equity	$552,687			$492,141			$449,399

Net interest income		$14,990			$13,577			$11,698

Net interest spread			2.61%			2.66%			2.46%
Net interest margin			2.89%			2.95%			2.78%

(1)	The amount of fee income included in interest on loans was $610, $657, and $187 for the years ended December 31, 2004, 2003, and 2002, respectively.

(2)	Includes loans held for sale and non-accruing loans in the average loan amounts outstanding.

Table 3 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 3 - Volume/Rate Variance Analysis

	Year Ended December 31, 2004 compared to Year Ended December 31, 2003			Year Ended December 31, 2003 compared to Year Ended December 31, 2002

	INCREASE/(DECREASE) Due to			INCREASE/(DECREASE) Due to

	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

	(Dollars in thousands)
Interest income:
Interest-bearing deposits with banks	$3	$5	$(2)	$(85)	$(47)	$(38)
Taxable securities	882	462	420	(1,651)	(693)	(958)
Tax-exempt securities	(254)	(245)	(9)	130	160	(30)
Total loans and fees	1,928	2,847	(919)	1,867	3,583	(1,716)
FHLB stock	(25)	18	(43)	(61)	9	(70)

Total increase (decrease) in interest income	2,534	3,087	(553)	200	3,012	(2,812)

Interest expense:
Savings and other	875	238	637	(681)	220	(901)
Time deposits	222	838	(616)	(715)	586	(1,301)
Short-term borrowings	98	3	95	(43)	50	(93)
FHLB advances	(242)	(310)	68	(240)	(246)	6
Subordinated debentures	168	168	—	—	—	—

Total increase (decrease) in interest expense	1,121	937	184	(1,679)	610	(2,289)

Increase (decrease) in net interest income	$1,413	$2,150	$(737)	$1,879	$2,402	$(523)

Non-interest Income

Non-interest income was $3.3 million for 2004, $3.7 million for 2003, and $3.2 million for 2002.  Non-interest income decreased during 2004 primarily because of a decrease in gains on the sales of available for sale securities and mortgage loans.  Partially offsetting the decrease in the aforementioned gains was an increase in service charges on deposit accounts.  The Company continues to emphasize the importance of exceptional customer service and believes this emphasis facilitated the opening of a significant number of new demand deposit accounts during 2004 and 2003, which helped contribute to a 18.4% and 55.2% increase in service charges on deposit accounts for 2004 and 2003, respectively.

Table 4 provides a breakdown of the Company’s non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

	Year Ended December 31,			Percent Increase/(Decrease)

(Dollars in thousands)	2004	2003	2002	2004/2003	2003/2002

Service charges on deposit accounts	$2,021	$1,707	$1,100	18.4%	55.2%
Commission income	64	109	330	(41.3)	(67.0)
Gain on sale of mortgage loans	322	592	457	(45.6)	29.5
Loan servicing income, net of amortization	49	(53)	96	192.5	(155.2)
Increase in cash surrender value of life insurance	493	543	514	(9.2)	5.6
Other	184	133	152	38.3	(12.5)

Subtotal	3,133	3,031	2,649	3.4%	14.4%

Gain on sale of available for sale securities	138	653	511	(78.9)	27.8

Total	$3,271	$3,684	$3,160	(11.2)%	16.6%

The market interest rate environment heavily influences revenue from mortgage banking activities.  The decrease in net gain on sale of mortgage loans from 2003 to 2004 reflects decreased refinancing activity as mortgage interest rates were generally higher in 2004 than 2003.  The increase in gain on sale of mortgage loans from 2002 to 2003 was due to the sustained lower interest rates of 2003 continuing to spur refinancing activity.  Management expects gains on sales of mortgage loans to increase for 2005 due to the Company’s entrance into the wholesale mortgage lending market which will allow the Company to serve a broader range of customers by increasing its number of active loan originators.

Gain on sale of available for sale securities decreased $515,000 for 2004 from 2003 and increased $142,000 for 2003 from 2002.  The Company sells securities during the year in response to specific cash needs as identified through its liquidity management process.  The Company purchases securities during the year at times when cash on hand exceeds expected usage over a relatively short time horizon (30-90 days) or as deemed necessary by management.

Commission income for 2004 and 2003 was considerably lower when compared with 2002.  Management attributes this decline in commission income to a major change in its business model related to non-deposit investment products.  In an effort to better position this business line for future growth, on May 15, 2003 the Company announced the formation of a retail brokerage strategic alliance with Smith Barney.  In June of 2003, a Smith Barney Investment Center opened at the Company’s headquarters in New Albany, Indiana.  At that time, the investment and brokerage services operations of Heritage Financial Services was assumed by Smith Barney.  Heritage Financial Services, a division of the Company, reported gross commission income as a component of non-interest income with the corresponding costs recorded as a component of non-interest expense.  As a result of the Smith Barney strategic alliance, commissions are now recorded as a percentage of the revenues generated by Smith Barney; therefore the Bank does not incur costs under this arrangement.

Non-interest Expense

Total non-interest expense increased 6.1% to $13.9 million in 2004 when compared with 2003 as a result of increases in salaries and employee benefits and occupancy and equipment expenses.  Total non-interest expense increased 19.8% to $13.1 million in 2003 when compared with 2002 as a result of increases in salaries and employee benefits, occupancy and equipment, data processing, and other expenses.  The Company expects that non-interest expense will increase approximately 15% during 2005 as it continues to make infrastructure improvements to support the future growth of the Company.  Additionally, the Company plans to open a new, full service banking facility during the fourth quarter of 2005.

Table 5 provides a breakdown of the Company’s non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense

	Year Ended in December 31,			Percent Increase/(Decrease)

(Dollars in thousands)	2004	2003	2002	2004/2003	2003/2002

Salaries and employee benefits	$7,679	$7,097	$5,967	8.2%	18.9%
Occupancy	1,130	957	823	18.1	16.3
Equipment	1,231	989	871	24.5	13.5
Data processing	1,333	1,407	1,106	(5.3)	27.2
Marketing and advertising	387	287	373	34.8	(23.1)
Other	2,143	2,367	1,798	(9.5)	31.6

Total	$13,903	$13,104	$10,938	6.1%	19.8%

Salaries and benefits, the largest component of non-interest expense, increased 8.2% to $7.7 million in 2004 compared with $7.1 million for 2003 due to the growth in the Company’s level of staffing to 169 full-time equivalent employees at December 31, 2004 from 154 full-time equivalent employees at December 31, 2003.  In addition, the Company accrued bonuses during 2004 (paid in 2005) to key managers based on the achievement of certain corporate performance objectives.  The Company attributes most of the increase between 2002 and 2003 to the additional employees that were required to staff the opening of new banking offices .

Occupancy and equipment expenses increased 21.3% to $2.4 million in 2004 compared with $1.9 million for 2003 due to increased facilities expenses, primarily rent expense, and increased depreciation expense related to the acquisition of fixed assets needed to support the growth of the Company.  Occupancy and equipment expenses increased 14.9% for 2003 compared to 2002 primarily due to the same factors that affected the change for 2004.

Data processing expense decreased 5.3% to $1.3 million in 2004 compared with $1.4 million for 2003 due to the lower costs associated with the change in data processors that took place during 2003.  Data processing expense increased 27.2% during 2003 compared to 2002 as the Company completed a data processor conversion and undertook infrastructure improvements related to the continued growth of the Company.

Marketing and advertising expense increased 34.8% to $387,000 in 2004 compared with $287,000 for 2003 due to an expansion in the marketing department undertaken to increase the Company’s presence in its primary market areas.  Marketing and advertising expense decreased 23.1% during 2003 as the Company looked to limit non-interest expenses in an effort to offset historically low market interest rates and lower than anticipated net interest income.

Other operating expenses decreased 9.5% to $2.1 million in 2004 compared with $2.4 million for 2003 primarily because of one time expenses recorded in 2003 associated with a $163,000 loss on the sale of other real estate, a $150,000 accrual associated with a lawsuit settlement and expenses of approximately $76,000 related to the restructuring of its Heritage Financial Services division. Other operating expenses increased 31.6% for 2003 compared with 2002 primarily for the same aforementioned reasons.

Financial Condition

Loan Portfolio

The Company experienced loan growth of 15.6% during 2004 as total net loans increased $60.7 million to $450.7 million at December 31, 2004.  Commercial real estate loans, which comprised 40.9% of the total gross loans at December 31, 2004, grew 15.4% and benefited from the addition of experienced commercial lenders and the Company’s continued expansion in the Louisville, Kentucky market.

Residential real estate loans increased 5.9% from $95.0 million at December 31, 2003 to $100.6 million at December 31, 2004.  The increase in residential mortgage loans was the result of management’s decision to retain approximately $12.5 million in residential mortgage loans during the fourth quarter of 2004.  These loans should have a positive impact on the Company’s 2005 net interest income but may negatively impact the Company’s net interest spread and net interest margin.

Home equity loans increased 16.7% from $42.6 million at December 31, 2003 to $49.7 million at December 31, 2004.  Management attributes the increase to continued low market interest rates and an increased emphasis on cross-selling by the Company’s retail staff.

At the end of 2004, the Company was servicing $30.6 million in mortgage loans for other investors compared to $ 28.8 million in 2003.  Loans serviced for others consist of loans the Company has sold to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained by the Company.

The Company’s lending activities remain primarily concentrated within its existing markets, and are principally comprised of loans secured by single-family residential housing developments, owner occupied manufacturing and retail facilities, general business assets, and single-family residential real estate.  The Company emphasizes the acquisition of deposit relationships from new and existing commercial business and real estate loan clients.

Table 6 provides a breakdown of the Company’s loans by type during the past five years.

Table 6 - Loans by Type

	As of December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Real estate:
Residential	$100,553	$94,975	$81,618	$81,249	$91,310
Commercial	186,175	161,343	119,196	90,291	87,577
Construction	38,638	15,691	13,972	14,506	6,928
Commercial	73,374	72,981	70,234	80,622	77,662
Home Equity	49,677	42,562	29,595	19,818	14,017
Consumer	6,095	5,962	10,488	10,011	11,630
Loans secured by deposit accounts	687	546	345	563	999

Total loans	$455,199	$394,060	$325,448	$297,060	$290,123

Table 7 illustrates the Company’s fixed rate maturities and repricing frequency for the loan portfolio.

Table 7 - Selected Loan Distribution

As of December 31, 2004 (Dollars in thousands)	Total	One Year Or Less	Over One Through Five Years	Over Five Years

Fixed rate maturities	$128,835	$12,944	$28,961	$86,930
Variable rate repricing frequency	326,364	229,507	87,231	9,626

Total	$455,199	$242,451	$116,192	$96,556

Allowance and Provision for Loan Losses

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

The Company maintains the allowance for loan losses at a level that is sufficient to absorb credit losses inherent in its loan portfolio.  The allowance is determined based on the application of loss estimates to graded loans by categories.  Management determines the level of the allowance for loan losses based on its evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows.  The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses.  At December 31, 2004, the Company’s allowance for loan losses totaled $4.5 million as compared to $4.0 million and $3.8 million at December 31, 2003 and 2002, respectively.

Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered adequate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectibility of the Bank’s loan portfolio.  The provision for loan losses was $1,105,000 for the year ended December 31, 2004 as compared to $1,274,000 for 2003 and $1,144,000 for 2002.  Management attributes the decrease in the provision for loan losses for 2004 to a reduction in classified loan balances from $20.3 million at December 31, 2003 to $12.5 million at December 31, 2004.   Net charge-offs were $616,000 during 2004 as compared to $1,054,000 and $360,000 for 2003 and 2002, respectively.  Net charge-offs for 2004 decreased substantially from 2003 because of a decrease in commercial real estate loan charge-offs as the general improvement in the economy led to improved credit quality.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events.  Because of uncertainties intrinsic in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may differ from actual results.

Table 8 provides the Company’s loan charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience

	Year Ended in December 31,

(Dollars in thousands)	2004	2003	2002	2001	2000

Allowance for loan losses at beginning of year	$4,034	$3,814	$3,030	$2,869	$1,741

Charge-offs:
Residential real estate	(22)	(24)	(24)	(10)	—
Commercial real estate	(339)	(815)	(297)	(254)	—
Construction	—	—	—	—	—
Commercial business	(245)	(158)	(189)	(45)	(52)
Home equity	(22)	(23)	—	(15)	—
Consumer	(52)	(55)	(48)	(48)	(17)

Total	(680)	(1,075)	(558)	(372)	(69)

Recoveries:
Residential real estate	1	—	—	2	—
Commercial real estate	24	13	192	3	—
Construction	—	—	—	—	—
Commercial business	18	2	—	—	—
Home equity	—	—	—	—	—
Consumer	21	6	6	8	—

Total	64	21	198	13	—

Net loan charge-offs	(616)	(1,054)	(360)	(359)	(69)
Provision for loan losses	1,105	1,274	1,144	520	1,197

Allowance for loan losses at end of year	$4,523	$4,034	$3,814	$3,030	$2,869

Ratios:
Allowance for loan losses to total loans	0.99%	1.02%	1.17%	1.02%	0.99%
Net loan charge-offs to average loans	0.15	0.29	0.12	0.13	0.03
Allowance for loan losses to non-performing loans	285	223	120	186	252

The following table depicts management’s allocation of the allowance for loan losses by loan type during the last five years.  Allowance funding and allocation is based on management’s assessment of economic conditions, past loss experience, loan volume, past-due history and other factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.  Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off.  Loan losses are charged against the allowance when management deems a loan uncollectible.

Table 9 - Management’s Allocation of the Allowance for Loan Losses

	As of December 31,

	2004		2003		2002

(Dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans

Residential Real Estate	$325	22.1%	$342	24.3%	$319	25.2%
Commercial Real Estate	2,162	40.9%	1,769	40.9%	1,321	36.6%
Construction	17	8.5%	5	4.0%	80	4.3%
Commercial Business	1,533	16.1%	1,436	18.5%	1,764	21.6%
Home Equity	389	10.9%	371	10.8%	224	9.1%
Consumer	97	1.5%	111	1.5%	106	3.2%

Total	$4,523	100.0%	$4,034	100.0%	$3,814	100.0%

	As of December 31,

	2001		2000

(Dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans

Residential Real Estate	$260	27.5%	$217	31.8%
Commercial Real Estate	1,138	30.4%	933	30.2%
Construction	55	4.9%	—	2.4%
Commercial Business	1,301	27.1%	1,472	26.8%
Home Equity	150	6.7%	122	4.8%
Consumer	126	3.4%	125	4.0%

Total	$3,030	100.0%	$2,869	100.0%

Asset Quality

Loans (including impaired loans under Statements of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due 90 days or more as to principal or interest.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided).  Loans individually classified as impaired decreased from $805,000 at December 31, 2003 to $780,000 at December 31, 2004.  Non-performing assets also include foreclosed real estate that has been acquired through foreclosure or acceptance of a deed in lieu of foreclosure.  Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs, and is actively marketed for sale.

Total non-performing loans decreased from $1.8 million at December 31, 2003 to $1.6 million at December 31, 2004.  These non-performing loans are primarily secured by real estate and, historically, the Company’s interest in the real estate securing these loans has generally been adequate to limit the Company’s exposure to significant loss.  Management’s estimate of future credit losses (as evidenced by the current level of the Company’s allowance for loan losses) is inherently uncertain and may differ from actual results.

Table 10 provides the Company’s non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

	As of December 31,

(Dollars in thousands)	2004	2003	2002	2001	2000

Loans on non-accrual status (1)	$1,588	$1,788	$3,171	$1,588	$1,052
Loans past due 90 days or more and still accruing	—	25	—	39	86

Total non-performing loans	1,588	1,813	3,171	1,627	1,138
Other real estate owned	106	610	630	560	—

Total non-performing assets	$1,694	$2,423	$3,801	$2,187	$1,138

Percentage of non -performing loans to total loans	0.35%	0.46%	0.97%	0.55%	0.39%
Percentage of non -performing assets to total loans	0.37	0.61	1.17	0.74	0.39

(1) Impaired loans on non-accrual status are included in loans.  See Note 3 to the Consolidated Financial Statements for additional discussion on impaired loans.

Investment Securities

Table 11 sets forth the breakdown of the Company’s securities portfolio for the past five years.

Table 11 - Securities Portfolio

	December 31,

(Dollars in thousands)	2004	2003	2002	2001	2000

Securities Available for Sale:
U.S. Government and federal agency	$4,739	$—	$8,756	$27,089	$54,572
State and municipal	6,613	15,246	13,040	10,707	7,219
Mortgage-backed	63,943	52,657	61,295	54,354	23,651
Corporate bonds	14,611	14,990	9,283	6,951	994
Mutual Funds	246	250	—	—	—

Total securities available for sale	$90,152	$83,143	$92,374	$99,101	$86,436

Table 12 sets forth the breakdown of the Company’s investment securities available for sale by type and maturity as of  December 31, 2004.

Table 12 - Investment Securities Available for Sale

	As of December 31, 2004

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)

U.S. Government and federal agency
Over one through five years	$4,803	$4,739	2.97%

State and municipal
Over one through five years	533	553	4.08%
Over five through ten years	2,570	2,702	4.73
Over ten years	3,254	3,358	5.08

Total state and municipal	6,357	6,613	4.85

Corporate Bonds
Over one through five years	4,257	4,177	2.75%
Over ten years	10,388	10,434	4.36

Total corporate bonds	14,645	14,611	3.90

Total mutual funds	250	246	3.63%

Total mortgage-backed securities	64,348	63,943	3.90%

Total available for sale securities	$90,403	$90,152	3.92%

(1) Not tax equivalent basis for tax-exempt securities.

Securities available for sale increased from $83.1 million at December 31, 2003 to $90.2 million at December 31, 2004.  The increase in available for sale securities was funded primarily by deposit growth and proceeds from the issuance of subordinated debentures.  The current strategy for the securities portfolio is to maintain a short to intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates.  The investment portfolio primarily consists of mortgage-backed securities, securities issued by the United States government and its agencies, securities issued by states and municipalities, and corporate bonds. Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.

Deposits

The Bank attracts deposits from the market areas it serves by offering a wide range of deposit accounts with a variety of rate structures and terms.  The Bank uses interest rate risk simulations to assist management in monitoring the Bank’s deposit pricing, and periodically may offer special rates on certificates of deposits and money market accounts to maintain sufficient liquidity levels.  The Bank relies primarily on its retail and commercial sales staff and current customer relationships to attract and retain deposits.  Market interest rates and competitive pressures can significantly affect the Bank’s ability to attract and retain deposits.  The Bank’s strategic plan includes continuing to grow non-interest bearing accounts which contribute to higher levels of non-interest income and net interest margin.

Total deposits increased 20.5% to $411.3 million at December 31, 2004 compared to $341.3 million at December 31, 2003, primarily as a result of growth in money market accounts, non-interest bearing deposits, and certificates of deposit.  Money market deposits increased 38.5% to $114.3 million and non-interest bearing deposits increased 27.5% to $43.8 million during 2004.  Management attributes the growth in transaction accounts to its experienced commercial sales staff and a focused commitment on improving customer service throughout its retail delivery systems.

The Company anticipates that it will continue to attract a significant amount of both non-interest and interest-bearing deposits as it expands its banking operations and continues to promote its retail product offerings.  Management attributes the 18.0% increase in certificates of deposit during 2004 to the Company’s use of $30.0 million in brokered certificates of deposit to fund loan growth.

Table 13 provides a profile of the Company’s deposits during the past five years.

Table 13 - Deposits

	December 31,

(Dollars in thousands)	2004	2003	2002	2001	2000

Demand (NOW)	$38,243	$35,973	$38,008	$43,378	$46,945
Money market accounts	114,332	82,546	74,448	10,782	—
Savings	26,159	28,456	30,656	45,897	41,853
Individual retirement accounts-savings	—	—	338	377	379
Individual retirement accounts-certificates of deposit	18,771	17,841	16,173	15,035	13,636
Certificates of deposit, $100,000 and over	65,705	41,028	28,048	39,030	45,870
Other certificates of deposit	104,259	101,085	76,369	81,277	86,236

Total interest bearing deposits	367,469	306,929	264,040	235,776	234,919
Total non-interest bearing deposits	43,837	34,386	25,790	20,116	23,303

Total	$411,306	$341,315	$289,830	$255,892	$258,222

Short-Term Borrowings

The Company’s short-term borrowings consist of repurchase agreements, lines of credit with other financial institutions and federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions.  While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase.  As presented in Note 6 of the Consolidated Financial Statements, short-term borrowings decreased $1.7 million from $45.3 million at December 31, 2003 to $43.6 million at December 31, 2004 as repurchase agreements balances increased $16.5 million, offset by an $18.2 million decrease in federal funds purchased.

Federal Home Loan Bank Advances

FHLB advances decreased from $90.2 million at December 31, 2003 to $ 82.0 million at December 31, 2004 as the Bank reduced its reliance on this type of funding in response to strong deposit growth.  These advances principally consist of putable (or convertible) instruments that give the FHLB the option quarterly to put the advance back to the Bank, at which time the Bank can prepay the advance without penalty or can allow the advance to become variable adjusting to three-month Libor (London Interbank Offer Rate).  However, there is a substantial penalty if the Company prepays the advances prior to the FHLB exercising its option.  In calculations provided by the FHLB to the Company, three month Libor would have to rise by more than 300 basis points from December 31, 2004 levels before the FHLB would exercise its put option.  These advances have various maturities through 2010 (see Note 7 to the Consolidated Financial Statements for additional information).  The Company does not anticipate that it will enter into putable advances for the foreseeable future, but instead may use fixed or variable rate advances to fund balance sheet growth as needed.

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  The Bank’s primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.  Liquidity management is both a daily and long term function of business management.  If the Bank requires funds beyond those generated internally, as of December 31, 2004 the Bank had $25.2 million in additional capacity under its borrowing agreements with the FHLB and approximately $39.0 million in federal funds purchased lines of credit with other financial institutions.  The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Capital

Total capital of the Company increased $492,000 during 2004 to $42.8 million as a decrease in accumulated other comprehensive income, related to the decrease in the fair values of available for sale securities and interest rate swaps, was offset by net income less dividends paid on common stock.

The Company has actively been repurchasing shares of its common stock since May 21, 1999.  A net total of 371,198 shares at an aggregate cost of $5.4 million have been repurchased since that time under both the current and prior repurchase plans, with 22,864 shares at a cost of $533,000 purchased in 2004.  The Company’s Board of Directors authorized a share repurchase plan in May 2001 under which a maximum of $3.0 million of the Company’s common stock could be purchased.  Through December 31, 2004, a total of $2.8 million had been expended to purchase 181,398 shares under this plan.  Subsequently, the Company’s Board of Directors authorized a share repurchase plan in October 2004 under which a maximum of $5.0 million of the Company’s common stock may be purchased.  Through December 31, 2004, a total of $92,000 had been expended to purchase 4,602 shares under this repurchase plan.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions.  The Company and the Bank continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital ratios (see Note 11 to the Consolidated Financial Statements).

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments such as commitments to make loans, credit lines and letters of credit to meet customer financing needs.  These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used.  In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately.  The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2004:

(Dollars in thousands)

Commitments to make loans	$8,980
Unused lines of credit	142,787
Standby letters of credit	4,586

Total	$156,353

The Company also utilizes interest rate swap arrangements with a notional amount of $50 million to exchange variable payments of interest tied to the prime interest rate for receipt of fixed rate payments.  The variable rate of the swaps resets daily, with net interest being settled monthly.  The notional amount of the swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and other terms of the swaps.  The swaps have been designated by management as cash flow hedges of its prime rate-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates (See Note 12 to the Consolidated Financial Statements).

Aggregate Contractual Obligations

As of December 31, 2004

(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits	$411,306	$328,693	$74,886	$7,006	$721
FHLB Borrowings	82,000	12,000	—	23,000	47,000
Lease commitments	4,613	327	897	746	2,643

Total	$497,919	$341,020	$75,783	$30,752	$50,364

Deposits represent non-interest bearing, interest bearing, money market, savings, certificates of deposit and all other deposits held by the Company.  Deposits that have an undetermined maturity period are included in the less than one-year category above.

FHLB advances represent the amounts that are due the FHLB and consist of $72.0 million in convertible fixed rate advances and $10.0 million in variable rate advances.  With respect to the convertible fixed rate advances, the FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty.  There is a substantial penalty if the Company prepays the advances before FHLB exercises its right.  Management does not expect these advances to be converted in the near term.

Lease commitments represent the total minimum lease payments under noncancelable operating leases, before considering renewal options that generally are present.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/liability management is the process of balance sheet control designed to ensure safety and soundness and to maintain liquidity and regulatory capital standards while maintaining acceptable net interest income.  Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates.  Management continually monitors interest rate and liquidity risk so that it can implement appropriate funding, investment, and other balance sheet strategies.  Management considers market interest rate risk to be one of the Company’s most significant ongoing business risk considerations.

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

Assumptions based on the historical behavior of the Company’s deposit rates and balances in relation to changes in interest rates are incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  The Company continually monitors and updates the assumptions as new information becomes available.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, and actual variations from the managerial assumptions utilized under the model, as well as changes in market conditions and the application and timing of various management strategies.

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (“Up 200 Scenario”), it is estimated that as of December 31, 2004 the Company’s net interest income would decrease by an estimated 1.0%, or $170,000, over the one year forecast horizon.  However, considering reasonable growth assumptions, the Company expects that net interest income will grow over the forecast horizon.  As of December 31, 2003, in the Up 200 Scenario the Company estimated that net interest income would decrease 4.5%, or $669,000, over a one year forecast horizon ending December 31, 2004.  Given a gradual 100 basis point decrease in the projected yield curve used in the simulation model (“Down 100 Scenario”), it is estimated that as of December 31, 2004 the Company’s net interest income would decrease by an estimated 0.8%, or $123,000, over the one year forecast horizon.  As of December 31, 2003, in the Down 100 Scenario the Company estimated that net interest income would increase 0.5%, or $76,000, over a one year forecast horizon ending December 31, 2004.

The projected results are within the Company’s asset/liability management policy limits, which states that the negative impact to net interest income should not exceed 5% and 7% in a 100 basis point decrease and 200 basis point increase in the projected yield curve over a one year forecast horizon.  The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; the Company can minimize the reduction in net interest income in a period of rising interest rates to the extent that it can curtail raising deposit rates during this period.  The Company continues to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  Such profile is also influenced by market interest rates, deposit growth, loan growth, and other factors.

The following tables, which are representative only and are not precise measurements of the effect of changing interest rates on the Company’s net interest income in the future, illustrate the Company’s estimated one year net interest income sensitivity profile based on the above referenced asset/liability model as of December 31, 2004 and 2003, respectively:

Interest Rate Sensitivity For 2004

(Dollars in thousands)	Gradual Decrease In Interest Rates of 100 Basis Points	BASE	Gradual Increase In Interest Rates of 200 Basis Points

Projected interest income:
Loans	$25,845	$26,660	$28,361
Investments	3,606	3,681	3,837
FHLB stock	355	355	355
Interest -bearing deposits in other financial institutions	32	42	62

Total interest income	29,838	30,738	32,615

Projected interest expense:
Deposits	7,990	8,457	9,887
Federal funds purchased and repurchase agreements	570	811	1,292
FHLB advances	4,598	4,637	4,713
Subordinated debentures	344	374	434

Total interest expense	13,502	14,279	16,326

Net interest income	$16,336	$16,459	$16,289

Change from base	$(123)		$(170)
% Change from base	(0.75)%		(1.03)%

Interest Rate Sensitivity For 2003

(Dollars in thousands)	Gradual Decrease In Interest Rates of 100 Basis Points	BASE	Gradual Increase In Interest Rates of 200 Basis Points

Projected interest income:
Loans	$22,244	$22,654	$23,538
Investments	2,987	3,064	3,196
FHLB stock	400	400	400
Interest -bearing deposits in other financial institutions	10	22	46

Total interest income	25,641	26,140	27,180

Projected interest expense:
Deposits	5,358	5,692	6,827
Federal funds purchased and repurchase agreements	170	373	870
FHLB advances	5,065	5,103	5,180

Total interest expense	10,593	11,168	12,877

Net interest income	$15,048	$14,972	$14,303

Change from base	$76		$(669)
% Change from base	0.50%		(4.5)%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMMUNITY BANK SHARES OF INDIANA, INC.
New Albany, Indiana

FINANCIAL STATEMENTS
December 31, 2004, 2003, and 2002

24

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Community Bank Shares of Indiana, Inc.
New Albany, Indiana

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Community Bank Shares of Indiana, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

Crowe Chizek and Company LLC
Louisville, Kentucky
February 21, 2005

25

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(In thousands, except share amounts)

	2004	2003

ASSETS
Cash and due from financial institutions	$10,473	$10,164
Interest-bearing deposits in other financial institutions	1,859	2,217
Securities available for sale	90,152	83,143
Loans held for sale	1,348	1,173
Loans, net of allowance for loan losses of $4,523 and $4,034	450,676	390,026
Federal Home Loan Bank stock	8,365	7,999
Accrued interest receivable	1,859	1,849
Premises and equipment, net	11,548	11,331
Cash surrender value life insurance	11,550	11,057
Other assets	2,236	2,356

	$590,066	$521,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$43,837	$34,386
Interest-bearing	367,469	306,929

Total deposits	411,306	341,315
Short-term borrowings	43,629	45,325
Federal Home Loan Bank advances	82,000	90,200
Subordinated debentures	7,000	—
Accrued interest payable	729	351
Other liabilities	2,621	1,835

Total liabilities	547,285	479,026

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value per share 10,000,000 shares authorized; 3,001,067 shares issued and 2,629,654 shares outstanding; 2,728,298 issued and 2,383,696 shares outstanding	300	273
Additional paid-in capital	24,845	19,497
Retained earnings	24,098	28,299
Accumulated other comprehensive income (loss)	(1,024)	(400)
Unearned ESOP and performance share awards (2004 – 215 shares, 2003 – 3,627 shares)	(2)	(39)
Treasury stock, at cost (2004 – 371,198 shares, 2003 – 340,975 shares)	(5,436)	(5,341)

Total shareholders’ equity	42,781	42,289

	$590,066	$521,315

See accompanying notes.
26

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31
(In thousands, except per share amounts)

	2004	2003		2002

Interest and dividend income
Loans, including fees	$24,073	$22,145		$20,278
Taxable securities	2,929	2,047		3,698
Tax-exempt securities	376	630		500
Federal Home Loan Bank dividends	366	391		452
Interest-bearing deposits in other financial institutions	42	39		124

	27,786	25,252		25,052
Interest expense
Deposits	7,240	6,143		7,539
Federal Home Loan Bank advances	4,979	5,221		5,461
Short-term borrowings	577	311		354

	12,796	11,675		13,354

Net interest income	14,990	13,577		11,698

Provision for loan losses	1,105	1,274		1,144

Net interest income after provision for loan losses	13,885	12,303		10,554

Non-interest income
Service charges on deposit accounts	2,021	1,707		1,100
Commission income	64	109		330
Net gain on sales of available for sale securities	138	653		511
Net gain on sales of mortgage loans	322	592		457
Loan servicing income, net of amortization	49	(53)		96
Increase in cash surrender value of life insurance	493	543		514
Other income	184	133		152

	3,271	3,684		3,160

Non-interest expense
Salaries and employee benefits	7,679	7,097		5,967
Occupancy	1,130	957		823
Equipment	1,231	989		871
Data processing	1,333	1,407		1,106
Marketing and advertising	387	287		373
Other expense	2,143	2,367		1,798

	13,903	13,104		10,938

Income before income taxes	3,253	2,883		2,776

Income tax expense	665	581		650

Net income	$2,588	$2,302		$2,126

Earnings per share:
Basic	$0.98	$0.88	*	$0.79	*
Diluted	$0.97	$0.87	*	$0.79	*

Dividends per share	$0.54	$0.53	*	$0.53	*

* Restated to reflect 10% stock dividend paid on December 27, 2004

See accompanying notes.
27

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP and Performance Share Awards	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount

Balance at January 1, 2002	2,476,401	$273	$19,513	$26,653	$(259)	$(143)	$(3,672)	$42,365

Comprehensive income:
Net income	—	—	—	2,126	—	—	—	2,126
Change in net unrealized gains (losses), securities available for sale, net of reclassification and tax effects	—	—	—	—	1,213	—	—	1,213
Change in unrealized gains (losses), interest rate swap net of reclassification and tax effects	—	—	—	—	455	—	—	455
Change in minimum pension liability, net of tax effects	—	—	—	—	(77)	—	—	(77)

Total comprehensive income								3,717

Cash dividends declared ($.53 per share)	—	—	—	(1,406)	—	—	—	(1,406)
Purchase of treasury stock	(96,007)	—	—	—	—	—	(1,596)	(1,596)
Vesting of performance share awards	—	—	—	—	—	2	—	2
Stock options exercised	8,602	—	(14)	—	—	—	134	120
Commitment of shares to be released under ESOP	5,756	—	34	—	—	61	—	95

Balance at December 31, 2002	2,394,752	273	19,533	27,373	1,332	(80)	(5,134)	43,297

Comprehensive income:
Net income	—	—	—	2,302	—	—	—	2,302
Change in net unrealized gains (losses), securities available for sale, net of reclassification and tax effects	—	—	—	—	(1,041)	—	—	(1,041)

See accompanying notes.
28

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP and Performance Share Awards	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount

Change in unrealized gains (losses), interest rate swap net of reclassification and tax effects	—	—	—	—	(708)	—	—	(708)
Change in minimum pension liability, net of tax effects	—	—	—	—	17	—	—	17

Total comprehensive income								570

Cash dividends declared ($.53per share)	—	—	—	(1,376)	—	—	—	(1,376)
Purchase of treasury stock	(29,629)	—	—	—	—	—	(475)	(475)
Stock options exercised	14,750	—	(60)	—	—	—	268	208
Commitment of shares to be released under ESOP	3,823	—	24	—	—	41	—	65

Balance at December 31, 2003	2,383,696	$273	$19,497	$28,299	$(400)	$(39)	$(5,341)	$42,289

Comprehensive income:
Net income	—	—	—	2,588	—	—	—	2,588
Change in net unrealized gains (losses), securities available for sale, net of reclassification and tax effects	—	—	—	—	(230)	—	—	(230)
Change in unrealized gains (losses), interest rate swap net of reclassification and tax effects	—	—	—	—	(361)	—	—	(361)
Change in minimum pension liability, net of tax effects	—	—	—	—	(33)	—	—	(33)

Total comprehensive income								1,964

See accompanying notes.
29

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP and Performance Share Awards	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount

Stock dividend on common stock (10%)	238,661	27	5,339	(5,370)				(4)
Cash dividends declared ($.54 per share)	—	—	—	(1,419)	—	—	—	(1,419)
Purchase of treasury stock	(22,864)	—	—	—	—	—	(533)	(533)
Stock options exercised	26,386	—	(31)	—	—	—	438	407
Commitment of to be released under ESOP	3,775	—	40	—	—	37	—	77

Balance at December 31, 2004	2,629,654	$300	$24,845	$24,098	$(1,024)	$(2)	$(5,436)	$42,781

See accompanying notes.
30

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In thousands)

	2004	2003	2002

Cash flows from operating activities
Net income	$2,588	$2,302	$2,126
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,105	1,274	1,144
Depreciation	1,256	1,109	1,008
Net amortization of securities	387	1,019	825
Net gain on sales of available for sale securities	(138)	(653)	(511)
Mortgage loans originated for sale	(20,227)	(28,595)	(26,512)
Proceeds from mortgage loan sales	27,887	37,244	35,174
Net gain on sales of mortgage loans	(322)	(592)	(457)
Increase in cash surrender value of life insurance	(493)	(543)	(514)
Federal Home Loan Bank stock dividends	(366)	(299)	(42)
ESOP and performance share award expense	77	65	95
Net change in
Accrued interest receivable	(10)	118	408
Accrued interest payable	378	14	(1)
Other assets	(280)	727	864
Other liabilities	1,081	(139)	(943)

Net cash from operating activities	12,923	13,051	12,664

Cash flows from investing activities
Net change in interest-bearing deposits	358	(1,267)	1,707
Available for sale securities:
Sales	8,596	26,323	33,994
Purchases	(28,455)	(65,318)	(52,066)
Maturities, prepayments and calls	12,253	46,280	26,339
Loan originations and payments, net	(69,443)	(70,694)	(45,047)
Purchase of premises and equipment, net	(1,473)	(1,116)	(1,116)
Investment in cash surrender value of life insurance	—	—	(10,000)

Net cash from investing activities	(78,164)	(65,792)	(46,189)

See accompanying notes.
31

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In thousands)

	2004	2003	2002

Cash flows from financing activities
Net change in deposits	$69,991	$51,485	$33,938
Net change in short-term borrowings	(1,696)	8,932	(2,682)
Proceeds from Federal Home Loan Bank advances	10,000	46,340	15,700
Repayment of advances from Federal Home Loan Bank	(18,200)	(48,840)	(12,000)
Proceeds from issuance of subordinated debentures	7,000	—	—
Exercise of stock options	407	208	120
Purchase of treasury stock	(533)	(475)	(1,596)
Cash dividends paid	(1,419)	(1,376)	(1,766)

Net cash from financing activities	65,550	56,274	31,714

Net change in cash and due from banks	309	3,533	(1,811)

Cash and due from banks at beginning of year	10,164	6,631	8,442

Cash and due from banks at end of year	$10,473	$10,164	$6,631

Supplemental cash flow information:
Interest paid	$12,418	$11,661	$13,355
Income taxes paid, net of refunds	368	471	354

Supplemental noncash disclosures:
Transfers from loans to loans held for sale	7,513	—	16,034
Transfers from loans to foreclosed real estate	175	1,025	215
Transfers from loans to repossessed assets	—	3	50

See accompanying notes.
32

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  The Company provides financial services through its offices in Floyd and Clark counties in Indiana, and Jefferson and Nelson counties in Kentucky.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

The consolidated financial statements include Community Bank Shares of Indiana, Inc. and its wholly owned subsidiary, Community Bank of Southern Indiana (Community Bank), collectively referred to as “the Company”.  The Bank utilizes three wholly-owned subsidiaries to manage its investment portfolio.  CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages the Bank’s investment securities.  The Bank established a new Community Development Entity (CDE) subsidiary in July 2002 named CBSI Development Fund, Inc.  The CDE enables the Bank to participate in the federal New Markets Tax Credit (NMTC) Program.  The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE’s.  During June 2004, the Company completed a placement of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I (Trust), a trust formed by the Company.  Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the financial statements reflect the subordinated debt issued by the Company to the Trust.  Effective November 14, 2003, Community Bank of Kentucky dissolved its charter and all accounts were combined with Community Bank of Southern Indiana, having no effect on the consolidated entity.  Intercompany balances and transactions are eliminated in consolidation.

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

Interest-bearing Deposits in Other Financial Institutions:  Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

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

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers:  (1) the length of time and extent that fair value has

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Mortgage Banking Activities:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value.  To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Company enters agreements to sell loans.  The aggregate market value of mortgage loans held for sale considers the price of the sales contracts.  Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments.  The Company’s commitments are for fixed rate mortgage loans, generally lasting 60 days and are at market rates when initiated.  The Company had commitments to originate $350,000 and $624,000 in loans and an equal amount of corresponding sales contracts at December 31, 2004 and 2003.  The impact of accounting for these instruments as derivatives was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

The Company sells loans on a servicing retained and also on a released basis.  Servicing assets are recorded on loans sold with servicing retained and are capitalized in other assets and expensed into other income against service fee income in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to loan type, interest rates and prepayment characteristics.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.

Interest income is accrued on the unpaid principal balance.  Mortgage loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.  Interest income on commercial, mortgage and consumer loans is discontinued at the time the loan is 90 days delinquent.  Consumer loans are typically charged-off no later than 120 days past due.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not received for loans placed on non-accrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard, doubtful, or loss.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected.  Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Smaller balance homogenous loans, such as consumer and residential real estate, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure.

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

Long-term Assets:  Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Foreclosed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs after acquisition are expensed.  Foreclosed assets amounted to $106,000 and $610,000 at year-end 2004 and 2003 and are included in other assets in the consolidated balance sheets.

Repurchase Agreements:  Repurchase agreement liabilities, included in short-term borrowings, represent amounts advanced by various customers.  Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Equity:  Stock dividends of 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital.  Fractional share amounts are paid in cash with a reduction in retained earnings.

Benefit Plans:  Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized.  A minimum pension liability is separately recorded with an offset to other comprehensive income to the extent the plan’s current liability, if in excess of the plan’s assets, is not otherwise recorded.  Profit sharing and 401k plan expense is the amount contributed determined by formula.

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2003	2002	2004

	(In thousands, except per share amounts)

Net income as reported	$2,588	$2,302	$2,126
Less: Stock-based compensation expense determined under fair value based method	46	57	79

Pro forma net income	$2,542	$2,245	$2,047

Basic earnings per share as reported	$0.98	$0.88	$0.79
Pro forma basic earnings per share	0.97	0.86	0.76

Diluted earnings per share as reported	0.97	0.87	0.79
Pro forma diluted earnings per share	0.96	0.85	0.76

The weighted-average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing pro forma disclosures are as follows:

	2004	2003	2002

Risk-free interest rate	3.97%	*	4.21%
Expected option life	9.1 years	*	10 years
Expected stock price volatility	15.92%	*	24.67%
Expected dividend yield	2.61%	*	3.60%
Weighted-average fair value of options granted during the year	$4.18	*	$3.65

          *  No stock options were granted during 2003

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

Employee Stock Ownership Plan:  The cost of shares issued to the ESOP, but not yet committed to be released or allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.  Participants may put their ESOP shares back to the Company upon termination.  If the Company repurchases the ESOP shares, an amount equal to these shares times current market price is reclassified out of shareholders’ equity.

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unallocated.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.  Earnings and dividends per share are restated for all stock dividends through the date of issue of the financial statements.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $3.2 million and $2.2 million was required to meet regulatory reserve and clearing requirements at year-end 2004 and 2003.  These balances do not earn interest.

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

Effect of Newly Issued But Not Yet Effective Accounting Standard:  FASB Statement 123 (revised 2004), Share-Based Payment, becomes effective for the beginning of the first interim or annual reporting period that begins after June 15, 2005.  The Company estimates that the initial impact of adoption of this standard, precluding any additional grants of stock options on common shares, will not be materially different from the pro forma effect disclosed previously in the Note under the heading “Stock Compensation.”

Reclassifications:  Some items in the prior years’ financial statements were reclassified to conform to the current presentation.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)
2004
U. S. Government and federal agency	$4,803	$—	$(64)	$4,739
State and municipal	6,357	256	—	6,613
Mortgaged-backed	64,348	256	(661)	63,943
Corporate bonds	14,645	57	(91)	14,611
Mutual funds	250	—	(4)	246

Total	$90,403	$569	$(820)	$90,152

2003
State and municipal	$14,849	$407	$(10)	$15,246
Mortgaged-backed	52,947	252	(542)	52,657
Corporate bonds	15,000	48	(58)	14,990
Mutual funds	250	—	—	250

Total	$83,046	$707	$(610)	$83,143

Sales of available for sale securities were as follows.

	2004	2003	2002

	(In thousands)

Proceeds	$8,596	$26,323	$33,994
Gross gains	141	653	540
Gross losses	(3)	—	(29)

The tax provision applicable to these net realized gains amounted to $47,000, $222,000 and $174,000, respectively.

Contractual maturities of available for sale securities at year-end 2004 were as follows.  Mortgage-backed securities and mutual funds which do not have a single maturity date are shown separately.

	Amortized Cost	Fair Value

	(In thousands)

Due in one year or less	$—	$—
Due from one to five years	9,593	9,469
Due from five to ten years	2,570	2,702
Due after ten years	13,642	13,792
Mortgage-backed	64,348	63,943
Mutual Funds	250	246

Total	$90,403	$90,152

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES (Continued)

Securities pledged at year-end 2004 and 2003 had a carrying amount of $ 86.4 million and $71.4 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2004 and 2003, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year end 2004 and 2003 (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total

2004	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U. S. Government and federal agency	$4,739	$64	$—	$—	$4,739	$64
Mortgage-backed	34,296	317	12,845	344	47,141	661
Corporate bonds	5,167	77	500	14	5,667	91
Mutual funds	250	4	—	—	250	4

Total temporarily impaired	$44,452	$462	$13,345	$358	$57,797	$820

	Less than 12 Months		12 Months or More		Total

2003	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$3,144	$10	$—	$—	$3,144	$10
Mortgage-backed	30,178	542	—	—	30,178	542
Corporate bonds	4,359	58	—	—	4,359	58

Total temporarily impaired	$37,681	$610	$—	$—	$37,681	$610

All unrealized losses are reviewed at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. While it’s likely that we will hold the securities to maturity, we believe the unrealized losses are market driven and full principal will be recovered.

COMMUNITY BANK SHARES OF INDIANA, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS

Loans at year-end were as follows.

	2004	2003

	(In thousands)

Commercial	$73,374	$72,981
Mortgage loans on real estate
Residential	100,553	94,975
Commercial	186,175	161,343
Construction	38,638	15,691
Home equity	49,677	42,562
Loans secured by deposit accounts	687	546
Consumer	6,095	5,962

Subtotal	455,199	394,060
Less: Allowance for loan losses	(4,523)	(4,034)

Loans, net	$450,676	$390,026

During 2004 and 2003, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

Activity in the allowance for loan losses was as follows.

	2004	2003	2002

	(In thousands)

Beginning balance	$4,034	$3,814	$3,030
Provision for loan losses	1,105	1,274	1,144
Loans charged-off	(680)	(1,075)	(558)
Recoveries	64	21	198

Ending balance	$4,523	$4,034	$3,814

Information about impaired loans is presented below.  There were no impaired loans for the periods presented without an allowance allocation.

	2004	2003	2002

	(In thousands)

Impaired loans at year-end	$780	$805	$1,682
Amount of the allowance for loan losses allocated	288	276	527
Average of impaired loans during the year	1,171	1,691	2,227
Interest income recognized during impairment	8	30	26
Nonperforming loans at year-end were as follows.

Loans past due over 90 days still on accrual	$—	$25	$—
Non -accrual loans	1,588	1,788	3,171

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (Continued)

Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

Related-Party Transactions:  Loans and off-balance-sheet commitments (including commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates were as follows.

2004

(In thousands)

Beginning loans	$25,957
New loans	16,808
Effect of changes in related parties	(3,953)
Repayments	(15,530)

Ending loans	$23,282

	2004	2003

	(In thousands)

Off-balance-sheet commitments	$8,061	$8,416

Mortgage Banking Activities:  Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $30.6 million and $28.8 million at year-end 2004 and 2003.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in non-interest bearing deposits, were approximately $214,000 and $340,000 at year-end 2004 and 2003.  Servicing assets related to these loans, included in other assets, were $212,000 and $195,000 at year-end 2004 and 2003.

NOTE 4- PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2004	2003

	(In thousands)

Land and land improvements	$1,262	$1,263
Buildings	9,878	9,623
Furniture, fixtures and equipment	6,494	5,436
Leasehold improvements	539	390

	18,173	16,712

Less: Accumulated depreciation	(6,625)	(5,381)

	$11,548	$11,331

Rent expense was $305,000, $195,000 and $83,000 for 2004, 2003, and 2002, respectively.  Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

2005	$327
2006	461
2007	436
2008	369
2009	377
Thereafter	2,643

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEPOSITS

Time deposits of $100,000 or more were $70.1 million and $44.6 million at year-end 2004 and 2003.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows.

2005	$106,122
2006	59,571
2007	15,315
2008	4,784
2009	2,222
Thereafter	721

Deposits from principal officers, directors and their affiliates at year-end 2004 and 2003 were approximately $7.7 million and $9.2 million.

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings consist of, retail repurchase agreements representing overnight borrowings from deposit customers, effectively deposit equivalents, federal funds purchased representing overnight borrowings from other financial institutions, and lines of credit with other financial institutions.  The debt securities sold under the repurchase agreements were under the control of the subsidiary bank during 2004 and 2003.

Information concerning 2004 and 2003 short-term borrowings is summarized as follows.

	2004	2003

	(Dollars in thousands)
Repurchase agreements at year-end
Balance	$42,640	$26,182
Weighted average interest rate	1.82%	0.50%
Repurchase agreements during the year
Average daily balance	$27,384	$25,438
Maximum month-end balance	42,640	29,227
Weighted average interest rate	0.86%	0.57%

Federal funds purchased and lines of credit at year-end
Balance	$989	$19,143
Weighted average interest rate	2.44%	1.25%
Federal funds purchased and lines of credit during the year
Average daily balance	$9,188	$10,768
Maximum month-end balance	22,680	19,143
Weighted average interest rate	1.88%	1.48%

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

	2004		2003

	Weighted Average Rate	Amount	Weighted Average Rate	Amount

	(Dollars in thousands)

Fixed rate	5.86%	$72,000	5.89%	$85,000
Variable rate	2.53	10,000	1.31	5,200

		$82,000		$90,200

The advances were collateralized by first mortgage loans and commercial loans under a blanket lien agreement and available for sale securities which were pledged as security under the agreement.

The contractual maturities of advances outstanding as of December 31, 2004 are as follows.

	Fixed	Variable

	(In thousands)

2005	$2,000	$10,000
2008	2,000	—
2009	21,000	—
2010	47,000	—

The fixed rate advances consisted of $70.0 million in convertible advances .  The FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty.  There is a substantial penalty if the Company prepays the advances before FHLB exercises its right.

NOTE 8 – SUBORDINATED DEBENTURES

On June 17, 2004, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust I (Trust), issued $7.0 million of floating rate trust preferred securities as part of a pooled offering of such securities.  The Company issued subordinated debentures to the Trust in exchange for the proceeds of the offering; the debentures and related debt issuance costs represent the sole assets of the Trust.  Distributions on the trust preferred securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 2.65% (5.15% as of the last adjustment), and are included in interest expense.

The subordinated debentures, which mature June 17, 2034, may be redeemed by the Company, in whole or in part, at any distribution payment date on or after the distribution payment date in June 2009, at the redemption price.  In addition, the subordinated debentures are redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust debenture.

Trust Preferred Securities are considered as Tier I capital for the Company under current regulatory guidelines.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BENEFIT PLANS

Defined Benefit Plans:  The Company sponsors a defined benefit pension plan.  The benefits are based on years of service and the employees’ highest average of total compensation for five consecutive years of employment.  In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants.

A reconciliation of the projected benefit obligation and the value of plan assets follow.

	2004	2003

	(In thousands)

Change in projected benefit obligation
Balance, beginning of year	$775	$747
Interest cost	47	49
Actuarial (gain) loss	82	95
Benefits paid to participants	(34)	(116)

Ending benefit obligation	870	775

Change in plan assets
Fair value, beginning of year	516	406
Actual return on plan assets	34	75
Employer contributions	40	151
Benefits paid to participants	(34)	(116)

Fair value, end of year	556	516

Funded status	(314)	(259)

Unrecognized net actuarial loss	402	348

Prepaid benefit cost	$88	$89

The components of pension expense and related actuarial assumptions were as follows.

	2004	2003	2002

	(Dollars in thousands)

Interest cost	$48	$50	$47
Expected return on plan assets	(42)	(34)	(44)
Amortization of unrecognized loss	35	82	25

Pension expense (income)	$41	$98	$28

Discount rate on benefit obligation	5.75%	6.25%	6.75%
Rate of expected return on plan assets	8.00%	8.00%	9.00%

A minimum pension liability is separately recorded with an offset to other comprehensive income to the extent the plan’s accumulated benefit obligation, if in excess of the plan’s assets, is not otherwise recorded.  As a result of the 1997 amendment discussed previously, the plan’s projected benefit obligation also represents its accumulated benefit obligation.  At year-end 2004 and 2003, the plan’s accumulated benefit obligation exceeded the assets by $314,000 and $259,000.  Accordingly, the Company’s 2004 and 2003 balance sheets include a minimum pension liability of $402,000 and $348,000 which is in addition to the prepaid benefit cost otherwise recorded.  Among other events, the amount carried in accumulated other comprehensive income will be reclassified to earnings should management elect to terminate the plan (or the respective portion if a retired employee elects a lump sum distribution).

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BENEFIT PLANS (Continued)

Plan Assets:  The Company’s target allocation for 2005, pension plan asset allocation at year-end 2004 and 2003, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end		Weighted-Average Expected Long-Term
	2005	2004	2003	Rate of Return 2004

Asset Category
Mutual funds	85%	85%	85%	9.0%
Money market	15	15	15	2.5

Total		100%	100%	8.0%

Estimated Future Benefit Payments:  The following benefit payments (in thousands), which reflect expected future service cost, as appropriate, are expected to be paid:

2005	$26
2006	24
2007	22
2008	21
2009	19
2010-2014	86

The Company expects to contribute $41,000 to its pension plan in 2005.

Community Bank is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit pension plan covering two of its employees.  Employees are fully vested at the completion of five years of participation in the plan.  No contributions were required during the three-year period ended December 31, 2004.  There have been no new enrollments since 1998.

Employee Stock Ownership Plan:  Employees participate in an Employee Stock Ownership Plan (ESOP).   The ESOP borrowed from the Company to purchase 62,359 shares of Company stock at $9.16 per share.  The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan.  When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded.  Dividends on allocated shares increase participant accounts.  Participants receive the shares at the end of employment.

Contributions to the ESOP during 2004, 2003 and 2002 were $37,000, $41,000 and $61,000.  Expense for 2004, 2003 and 2002 was $77,000, $65,000 and $95,000.

Shares held by the ESOP trust were as follows.

	2004	2003

	(In thousands)

Allocated to participants	43	37
Unearned	—	4

Total ESOP shares	43	41

Fair value of unearned shares	$4	$72

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BENEFIT PLANS (Continued)

Deferred Compensation Arrangements:  The Company has entered into deferred compensation arrangements with certain directors and officers.  The liability for such arrangements is fully accrued during the service period, with benefits paid monthly upon retirement until death, or date specified by the agreement.  The liability was $500,000 and  $544,000 at December 31, 2004 and 2003, respectively.  Expense related to these arrangements for 2004, 2003 and 2002 was $19,000, $84,000 and $29,000.

Defined Contribution Plans:  The 401(k) benefit plan matches employee contributions equal to 100% of the first 3% of the compensation contributed.  Expense for 2004, 2003 and 2002 was $111,000, $132,000 and $96,000.

NOTE 10 – STOCK-BASED COMPENSATION PLANS

Stock Options:  The Company’s stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date.  Non-employee directors are eligible to receive only nonqualified stock options.  As of December 31, 2004, the plan allows for additional option grants of up to 47,627 shares.

A summary of the activity in the plan follows.

	2004		2003		2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

	(In thousands, except per share amounts)
Outstanding at beginning of year	131	$14.86	185	$15.46	203	$15.34
Granted	31	20.17	—	—	4	14.64
Exercised	(29)	14.08	(17)	12.78	(10)	12.80
Forfeited	(7)	16.23	(37)	18.78	(12)	17.67

Outstanding at end of year	126	$16.27	131	$14.86	185	$15.46

Options exercisable at year-end	104	$15.43	125	$14.90	169	$15.56

For options outstanding at December 31, 2004, the option price per share ranged from $12.27 to $20.45 and the weighted average remaining contractual life on the options was 6.0 years.  Information pertaining to options (in thousands) outstanding at December 31, 2004 is as follows.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

	(In thousands, except per share amounts)

$12.27 - $14.09	57	5.7 years	$13.00	57	$13.00
$14.64 - $16.82	10	5.8 years	15.14	10	15.14
$18.96 - $20.45	59	6.3 years	19.60	37	19.25

Outstanding at end of year	126	6.0 years	$16.27	104	$15.43

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK-BASED COMPENSATION PLANS (Continued)

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

NOTE 11 - INCOME TAXES

Income tax expense (benefit) was as follows.

	2004	2003	2002

	(In thousands)

Current	$599	$419	$632
Deferred	3	21	(41)
Valuation allowance	63	141	59

Total	$665	$581	$650

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

	2004		2003		2002

	(Dollars in thousands)

Federal statutory rate times financial statement income	$1,106	34.0%	$980	34.0%	$944	34.0%
Effect of:
Tax-exempt income	(156)	(4.8)	(222)	(7.7)	(190)	(6.8)
State taxes, net of federal benefit	(63)	(2.1)	(141)	(4.9)	(59)	(2.1)
Change in valuation allowance	63	2.1	141	4.9	59	2.1
Change in cash surrender value of life insurance policies	(168)	(5.2)	(185)	(6.4)	(175)	(6.3)
New markets tax credit	(150)	(4.6)
Other, net	33	0.8	8	0.3	71	2.5

Total	$665	20.2%	$581	20.2%	$650	23.4%

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following.

	2004	2003

	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,716	$1,539
Employee benefit plans	159	188
Minimum pension liability	157	136
Net unrealized loss on securities available for sale	85	—
Net unrealized depreciation on interest rate swap	392	161
Net operating loss carryforward	263	200
Unused tax credits	37	20
Other	12	16

	2,821	2,260

Deferred tax liabilities:
Premises and equipment	(520)	(425)
FHLB stock	(466)	(329)
Deferred loan fees and costs	(149)	(173)
Mortgage Servicing Rights	(80)	(74)
Net unrealized appreciation on securities available for sale	—	(33)
Other	(61)	(48)

	(1,276)	(1,082)

Valuation allowance on net deferred tax assets	(263)	(200)

Net deferred tax asset	$1,282	$978

The Company incurred net operating losses for state income taxes during 2004 and 2003 which will be carried forward and applied to future state taxable income.  Due to the uncertainty of the Company’s ability to use this benefit, a valuation allowance has been recorded.  The cumulative state net operating loss is $3.2 million and can be carried forward for 15 years.

Community Bank qualified under provisions of the Internal Revenue Code which through 1987 permitted them to deduct from taxable income a provision for bad debts that exceeded the provision for loan losses charged to income on the financial statements.  Retained earnings at December 31, 2004 and 2003 includes this benefit of approximately $3.7 million for which accounting standards do not require a deferred federal income tax liability to be recorded.  If the banks were liquidated or otherwise ceased to be banks or if tax laws were to change, this liability would be recorded with an offset to income tax expense.

NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of December 31, 2004 and 2003, the most recent regulatory notifications categorized the Company and Banks as well capitalized under the regulatory framework for prompt corrective action.  There are no considerations or events since December 31, 2004 that management believes have changed the institutions classification as well capitalized.

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

2004	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in millions)

Total Capital (to Risk Weighted Assets):
Consolidated	$55.1	11.3%	$39.0	8%	$48.7	10%
Community Bank	54.4	11.2%	39.0	8	48.7	10

Tier I Capital (to Risk Weighted Assets):
Consolidated	$50.5	10.4%	$19.5	4%	$29.2	6%
Community Bank	49.9	10.3%	19.5	4	29.2	6

Tier I Capital (to Average Assets):
Consolidated	$50.5	8.7%	$23.2	4%	$29.0	5%
Community Bank	49.9	8.6%	23.1	4	28.9	5

2003
Total Capital (to Risk Weighted Assets):
Consolidated	$46.5	11.4%	$32.6	8%	$40.8	10%
Community Bank	46.5	11.4%	32.6	8	40.8	10

Tier I Capital (to Risk Weighted Assets):
Consolidated	$42.5	10.4%	$16.3	4%	$24.5	6%
Community Bank	42.5	10.4%	16.3	4	24.5	6

Tier I Capital (to Average Assets):
Consolidated	$42.5	8.3%	$20.4	4%	$25.4	5%
Community Bank	42.5	8.3%	19.1	4	23.9	5

Dividend Restrictions:  The Company’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  During 2005, the Bank could, without prior approval, declare dividends of approximately $1.6 million plus any 2005 net profits retained to the date of the dividend declaration.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13– INTEREST RATE SWAPS

On August 30, 2002, the Company entered into a $25 million interest rate swap arrangement to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 6.51%.  An additional $25 million interest rate swap was entered into on June 19, 2003 to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 5.22%.  The variable rate of the swaps resets daily, with net interest being settled monthly.  The notional amount of the swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and other terms of the swaps.

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap’s maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on June 19, 2008.  The hedge relationships were determined to be highly effective.  As such, changes in the fair value of the swaps are reported in other comprehensive income and will be reclassified to earnings over the lives of the hedges.  During 2004 and 2003, $777,000 and $771,000 was transferred out of other comprehensive income as an increase to interest income on loans.  Based on current rates, $308,000 is expected to be transferred out of other comprehensive income as an increase to interest income on loans during 2005.  The fair value of the swaps were liabilities of $1.0 million and $413,000 as of year-end 2004 and 2003 and are reported in other liabilities in the Company’s consolidated financial statements.

NOTE 14 - OFF-BALANCE-SHEET ACTIVITIES

Some financial instruments, such as commitments to make loans for the Company’s portfolio, credit lines and letters of credit, are issued to meet customer-financing needs.  These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.  Commitments may expire without being used.  Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated.  The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2004		2003

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

	(In thousands)

Commitments to make loans	$808	$8,172	$307	$8,382
Unused lines of credit	—	142,787	—	78,961
Letters of credit	—	4,586	—	3,832

Commitments to make loans are generally made for periods of 30 days or less and are at market rates.  The fixed rate loan commitments have interest rates ranging from approximately 6.75% to 7.50% and maturities ranging from 5 years to 20 years.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
Financial assets
Cash and due from financial financial institutions	$10,473	$10,473	$10,164	$10,164
Interest-bearing deposits in other financial institutions	1,859	1,859	2,217	2,217
Securities available for sale	90,152	90,152	83,143	83,143
Loans held for sale	1,348	1,366	1,173	1,188
Loans, net	450,676	451,732	390,026	392,501
Federal Home Loan Bank stock	8,365	8,365	7,999	7,999
Accrued interest receivable	1,859	1,859	1,849	1,849

Financial liabilities
Deposits	411,306	411,586	341,315	344,253
Short-term borrowings	43,629	43,629	45,325	45,325
Advances from Federal Home Loan Bank	82,000	88,726	90,200	99,838
Subordinated debentures	7,000	7,000	—	—
Accrued interest payable	729	729	351	351
Interest rate swaps	1,005	1,005	413	413

The methods and assumptions used to estimate fair value are described as follows.

The estimated fair value equals the carrying amount for cash and due from banks, interest-bearing deposits in other financial institutions, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term borrowings, subordinated debentures, and variable rate loans or deposits that reprice frequently and fully.  Security and interest rate swap fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the instrument and information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of loans held for sale is based on market quotes.  Fair value of debt is based on current rates for similar financing.  The fair value of off-balance-sheet items is based on current fees or costs that would be charged to enter into or terminate such arrangements and is not material.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31
	2004	2003

	(In thousands)
ASSETS
Cash and due from financial institutions	$657	$—
Interest-bearing deposits in other financial institutions	—	1
Premises and equipment, net	—	802
Receivables from subsidiaries	—	12
Investment in subsidiaries	49,145	42,293
Other assets	516	1,115

	$50,318	$44,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short–term borrowings	$—	$1,200
Subordinated debentures	7,000	—
Accrued expenses and other liabilities	537	734

Total liabilities	7,537	1,934
Total shareholders’ equity	42,781	42,289

	$50,318	$44,223

CONDENSED STATEMENTS OF INCOME

	Years ended December 31
	2004	2003	2002

	(In thousands)
Income
Dividends from subsidiaries	$2,600	$2,700	$4,300
Management and other fees from subsidiaries	1,955	2,409	2,269
Interest and dividend income	—	2	41

Total income	4,555	5,111	6,610

Expense
Operating expenses	2,724	5,151	4,697

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	1,831	(40)	1,913

Income tax benefit	525	982	814

Income before equity in undistributed net income of subsidiaries	2,356	942	2,727

Equity in undistributed (distributions in excess) of net income of subsidiaries	232	1,360	(601)

Net income	$2,588	$2,302	$2,126

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2004	2003	2002

	(In thousands)

Cash flows from operating activities
Net income	$2,588	$2,302	$2,126
Adjustments to reconcile net income to net cash from operating activities
Equity (in undistributed) distributions in excess of net income of subsidiaries	(232)	(1,360)	601
Depreciation	—	395	418
(Increase) decrease in other assets and liabilities, net	(6,753)	295	(469)

Net cash from operating activities	(4,397)	1,632	2,676

Cash flows from investing activities
Net change in interest-bearing deposits in other financial institutions	1	—	85
Purchase of premises and equipment, net	802	(259)	(449)

Net cash from investing activities	803	(259)	(364)

Cash flows from financing activities
Net change in short-term borrowings	(1,200)	270	930
Proceeds from issuance of subordinated debentures	7,000	—	—
Exercise of stock options	407	208	120
Purchase of treasury stock	(533)	(475)	(1,596)
Stock dividend declared (10%)	(4)	—	—
Cash dividends paid	(1,419)	(1,376)	(1,766)

Net cash from financing activities	4,251	(1,373)	(2,312)

Net change in cash	657	—	—

Cash at beginning of year	—	—	—

Cash at end of year	$657	$—	$—

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 17 – EARNINGS PER SHARE

The factors used in the earnings per share computation follows.

		2004	2003	2002

		(In thousands, except per share amounts)

Basic
		$2,588	$2,302	$2,126
Net income

Average shares:
Common shares issued		3,001	3,001	3,001
Less:	Unallocated ESOP shares	(2)	(4)	(9)
	Treasury stock	(371)	(380)	(312)

Average shares outstanding		2,628	2,617	2,680

Net income per common share, basic		$0.98	$0.88	$0.79

Diluted		$2,588	$2,302	$2,126
Net income

Average shares:		2,628	2,617	2,680
Common shares outstanding for basic
Add: Dilutive effects of outstanding options		30	17	18

Average shares and dilutive potential common shares		$2,658	$2,634	$2,698

Net income per common share, diluted		$0.97	$0.87	$0.79

There were no anti-dilutive stock options on common shares for 2004. Stock options for 31,100 and 69,700 common shares were excluded from 2003 and 2002 diluted earnings per share because they were antidilutive.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes were as follows.

	2004	2003	2002

	(In thousands)

Unrealized holding gain (loss) on available for sale securities	$(210)	$(927)	$2,365
Less reclassification adjustments for gains recognized in income	(138)	(653)	(511)

Net unrealized gain (loss) on securities available for sale, net of reclassifications	(348)	(1,580)	1,854

Unrealized holding gain (loss) on interest rate swaps	185	(388)	915
Amounts reclassified to interest income	(777)	(771)	(169)

Net unrealized gain (loss) on interest rate swaps, net of reclassifications	(592)	(1,159)	746

Change in minimum pension liability	(54)	28	(127)

Other comprehensive income (loss) before tax effects and cumulative effect of change in accounting principle	(994)	(2,711)	2,473
Tax effect	370	979	(882)

Other comprehensive income (loss)	$(624)	$(1,732)	$1,591

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings Per Share
	Interest Income	Net Interest Income	Net Income
				Basic	Diluted

	(In thousands, except per share amounts)

2004
First quarter	$6,522	$3,462	$607	$0.23	$0.23
Second quarter	6,692	3,624	605	0.23	0.23
Third quarter	7,027	3,790	657	0.25	0.25
Fourth quarter	7,545	4,114	719	0.27	0.27

2003
First quarter	$6,250	$3,443	$746	$0.29	$0.28
Second quarter	6,260	3,275	542	0.21	0.21
Third quarter	6,297	3,328	509	0.19	0.19
Fourth quarter	6,445	3,531	505	0.19	0.19

PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There has been no change in the Company’s principal independent accountant during the Company’s two most recent fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

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

ITEM 9B.  OTHER INFORMATION

There was no information to be disclosed by the Company on a Form 8-K during the fourth quarter of 2004 but not reported.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and executive officers of the Registrant and reporting under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to information under the headings “ELECTION OF DIRECTORS:  Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to the information under the headings “ELECTION OF DIRECTORS:  Executive Compensation-Summary Compensation Table”, -”Compensation of Directors”, -”Defined Benefit Pension Plan”, -”Employment and Retirement Agreements”, and -”Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of management is incorporated herein by reference to the information under the heading “ELECTION OF DIRECTORS:  Stock Ownership by Directors and Executive Officers”, “Information About Our Other Stock Compensation Plans”, “Executive Compensation-Summary Compensation Table” and “Approval of Stock Award Plan” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning relationships and transactions is incorporated herein by reference to the information under the headings “ELECTION OF DIRECTORS:  Compensation Committee Interlocks and Insider Participation in Compensation Decisions”, “Indebtedness of Management”, and “Other Transactions with Management and Related Parties” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings “RATIFICATION OF APPOINTMENT OF AUDITORS:  Report of Audit Committee” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or the required information has been included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits
The following exhibits are filed herein:

Exhibit Number	Document

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.0	Common Stock Certificate (1)
10.1	Employment Agreement with Dale L. Orem * (2)
10.2	Retirement Agreement with Robert E. Yates * (2)
10.3	Employment Agreement with James D. Rickard * (3)
10.4	Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan * (4)
10.5	Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan * (5)
10.6	Employment Agreement with Patrick J. Daily * (6)
10.7	Employment Agreement with Christopher L. Bottorff * (6)
10.8	Data Processing Services Agreement with Jack Henry and Associates, Inc. (6)
10.9	Electronic Funds Transfer Agreement with Jack Henry and Associates, Inc. (6)
10.10	Employment Agreement with Kevin J. Cecil * (7)
10.11	Employment Agreement with Paul A. Chrisco * (7)
10.12	Consulting Agreement with Dale L. Orem * (7)
10.13	Community Bank Shares of Indiana, Inc. and Affiliates Business Ethics Policy (7)
10.14	Lease Agreement with Al Josam Dixieland, LLC (7)
10.15	Lease Agreement with JWL Properties, LLC (7)
11.1	Computation of Earnings Per Share
21.0	Subsidiaries of Registrant
23.1	Consent of Crowe Chizek and Company LLC
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(6) Incorporated by reference to the Annual Report on Form 10-K filed March 31, 2003.
(7) Incorporated by reference to the Annual Report on Form 10-K filed March 30, 2004.

(b)	Exhibits
See response to Item 15(a)(3).

(c)	Financial Statement Schedules
See response to Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.

March 30, 2005	By: /s/ James D. Rickard

James D. Rickard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James D. Rickard	President, Chief Executive Officer, and Director	March 30, 2005
(Principal Executive Officer)
James D. Rickard

/s/ Paul A. Chrisco	Senior Vice-President and Chief Financial Officer	March 30, 2005
(Principal Financial and Accounting Officer)
Paul A. Chrisco

/s/ Timothy T. Shea	Chairman of the Board of Directors and Director	March 30, 2005

Timothy T. Shea

/s/ Gary L. Libs	Director	March 30, 2005

Gary L. Libs

/s/ R. Wayne Estopinal	Director	March 30, 2005

R. Wayne Estopinal

/s/ George M. Ballard	Director	March 30, 2005

George M. Ballard

/s/ Gordon L. Huncilman	Director	March 30, 2005

Gordon L. Huncilman

/s/ Kerry M. Stemler	Director	March 30, 2005

Kerry M. Stemler

/s/ Steven R. Stemler	Director	March 30, 2005

Steven R. Stemler

/s/ Dale L. Orem	Director	March 30, 2005

Dale L. Orem

Exhibit Index

Exhibit Number	Document

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.0	Common Stock Certificate (1)
10.1	Employment Agreement with Dale L. Orem * (2)
10.2	Retirement Agreement with Robert E. Yates * (2)
10.3	Employment Agreement with James D. Rickard * (3)
10.4	Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan * (4)
10.5	Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan * (5)
10.6	Employment Agreement with Patrick J. Daily * (6)
10.7	Employment Agreement with Christopher L. Bottorff * (6)
10.8	Data Processing Services Agreement with Jack Henry and Associates, Inc. (6)
10.9	Electronic Funds Transfer Agreement with Jack Henry and Associates, Inc. (6)
10.10	Employment Agreement with Kevin J. Cecil * (7)
10.11	Employment Agreement with Paul A. Chrisco * (7)
10.12	Consulting Agreement with Dale L. Orem * (7)
10.13	Community Bank Shares of Indiana, Inc. and Affiliates Business Ethics Policy (7)
10.14	Lease Agreement with Al Josam Dixieland, LLC (7)
10.15	Lease Agreement with JWL Properties, LLC (7)
11.1	Computation of Earnings Per Share
21.0	Subsidiaries of Registrant
23.1	Consent of Crowe Chizek and Company LLC
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes -Oxley Act of2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes -Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(6) Incorporated by reference to the Annual Report on Form 10-K filed March 31, 2003.
(7) Incorporated by reference to the Annual Report on Form 10-K filed March 30, 2004.

