Form 10-Q
period 2005-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2005-05-13
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,621,883 shares of common stock were outstanding as of March 29, 2005.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                                    Page
                                                                                    ----
Part I  Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets............................................3

                Consolidated Statements of Income......................................4

                Consolidated Statements of Changes in Shareholders' Equity.............5

                Consolidated Statements of Cash Flows..................................6

                Notes to Consolidated Financial Statements..........................7-12

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations..........................................13-20

        Item 3. Quantitative and Qualitative Disclosures About Market Risk.........21-23

        Item 4. Controls and Procedures...............................................24

Part II Other Information

        Item 5. Other Information.....................................................25

        Item 6. Exhibits..............................................................25

Signatures............................................................................26

Exhibit Index........................................................................ 27

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                       March 31,       December 31,
                                                                                         2005              2004
                                                                                     -----------       ------------
                                                                                   (In thousands, except share data)
ASSETS
Cash and due from financial institutions                                             $    12,014       $    10,473
Interest bearing deposits in other financial institutions                                  3,172             1,859
Securities available for sale, at fair value                                              88,942            90,152
Loans held for sale                                                                        1,258             1,348
Loans, net of allowance for loan losses of $4,747 and $4,523                             476,959           450,676
Federal Home Loan Bank stock, at cost                                                      8,455             8,365
Accrued interest receivable                                                                2,105             1,859
Premises and equipment, net                                                               11,427            11,548
Cash surrender value life insurance                                                       11,670            11,550
Other assets                                                                               3,227             2,236
                                                                                     -----------------------------
     Total Assets                                                                    $   619,229       $   590,066
                                                                                     =============================

LIABILITIES
Deposits
     Non interest-bearing                                                            $    48,932       $    43,837
     Interest-bearing                                                                    387,536           367,469
                                                                                     -----------------------------
         Total deposits                                                                  436,468           411,306
Short-term borrowings                                                                     41,516            43,629
Federal Home Loan Bank advances                                                           88,000            82,000
Subordinated debentures                                                                    7,000             7,000
Accrued interest payable                                                                     941               729
Other liabilities                                                                          3,649             2,621
                                                                                     -----------------------------
     Total Liabilities                                                                   577,574           547,285
                                                                                     -----------------------------

SHAREHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized; none issued                  --                --
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,001,067
     shares issued; 2,621,883 and 2,629,654 shares outstanding                               300               300
Additional paid-in capital                                                                24,854            24,845
Retained earnings                                                                         24,499            24,098
Accumulated other comprehensive income (loss)                                             (2,392)           (1,024)
Unearned ESOP and performance share awards - 161 and 215 shares                               (2)               (2)
Treasury stock, at cost - 379,023 and 371,198 shares                                      (5,604)           (5,436)
                                                                                     -----------------------------
         Total Shareholders' Equity                                                       41,655            42,781
                                                                                     -----------------------------
         Total Liabilities and Shareholders' Equity                                  $   619,229       $   590,066
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

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                  ------------------------------
                                                                      2005              2004
                                                                  ------------      ------------
                                                                (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                          $      6,972      $      5,691
   Taxable securities                                                      790               587
   Tax-exempt securities                                                    74               136
   Federal Home Loan Bank cash and stock dividends                          79                98
   Interest bearing deposits in other financial institutions                24                10
                                                                  ------------------------------
       Total interest income                                             7,939             6,522
                                                                  ------------------------------

INTEREST EXPENSE
   Deposits                                                              2,250             1,729
   Federal Home Loan Bank advances                                       1,116             1,265
   Short-term borrowings                                                   304                66
                                                                  ------------------------------
     Total interest expense                                              3,670             3,060
                                                                  ------------------------------
     Net interest income                                                 4,269             3,462
   Provision for loan losses                                               410               360
                                                                  ------------------------------
     Net interest income after provision for loan losses                 3,859             3,102
                                                                  ------------------------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                     566               416
   Commission income                                                        19                23
   Net gain on sale of available for sale securities                        23                88
   Net gain on sale of mortgage loans                                       76               120
   Loan servicing income, net of amortization                               10                (8)
   Increase in cash surrender value of life insurance                      120               128
   Other income                                                             62                53
                                                                  ------------------------------
       Total non-interest income                                           876               820
                                                                  ------------------------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                        2,085             1,816
   Occupancy                                                               307               273
   Equipment                                                               283               277
   Data processing                                                         411               232
   Marketing and advertising                                                84                79
   Other                                                                   545               498
                                                                  ------------------------------
       Total non-interest expense                                        3,715             3,175
                                                                  ------------------------------
   Income before income taxes                                            1,020               747
   Income tax expense                                                      238               140
                                                                  ------------------------------
   Net Income                                                     $        782      $        607
                                                                  ==============================

   Earnings per share:
       Basic                                                      $       0.30      $       0.23*
                                                                  ==============================
       Diluted                                                    $       0.29      $       0.23*
                                                                  ==============================

See accompanying notes to consolidated financial statements.

*Restated to reflect 10% stock dividend paid on December 27, 2004.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)



                                                 Common Stock            Additional
                                                    Shares                Paid-In       Retained
                                                 Outstanding    Amount    Capital       Earnings
                                                 -----------    ------    -------       --------
Balance at January 1, 2005                         2,629,654   $   300   $   24,845     $  24,098

Comprehensive income (loss):
  Net income                                              --        --           --           782
  Change in net unrealized gains (losses),
    securities available for sale, net of
    reclassification and tax effects                      --        --           --            --
  Change in unrealized gains (losses),
    interest rate swap net of reclassification
      and tax effects                                     --        --           --            --
  Change in minimum pension liability,
    net of tax effects                                    --        --           --            --

     Total comprehensive income (loss)

Cash dividends declared ($.145 per share)                 --        --           --          (381)
Purchase of treasury stock                            (8,200)       --           --            --
Stock option expense                                      --        --            9            --
Stock options exercised                                  375        --           --            --
Commitment of shares to be released
  under ESOP                                              54        --           --            --
                                                  ----------   -------   ----------     ---------
Balance at March 31, 2005                          2,621,883   $   300   $   24,854     $  24,499
                                                  ==========   =======   ==========     =========

                                                      Accumulated
                                                         Other          Unearned
                                                     Comprehensive      ESOP and                        Total
                                                        Income         Performance      Treasury     Shareholders'
                                                        (Loss)        Share Awards       Stock          Equity
                                                        ------        ------------       -----          ------
Balance at January 1, 2005                            $   (1,024)      $       (2)    $   (5,436)    $   42,781

Comprehensive income (loss):
  Net income                                                  --               --             --            782
  Change in net unrealized gains (losses),
    securities available for sale, net of
    reclassification and tax effects                        (858)              --             --           (858)
  Change in unrealized gains (losses),
    interest rate swap net of reclassification
      and tax effects                                       (505)              --             --           (505)
  Change in minimum pension liability,
    net of tax effects                                        (5)              --             --             (5)
                                                                                                     ----------
     Total comprehensive income (loss)                                                                     (586)

Cash dividends declared ($.145 per share)                     --               --             --           (381)
Purchase of treasury stock                                    --               --           (174)          (174)
Stock option expense                                          --               --             --              9
Stock options exercised                                       --               --              6              6
Commitment of shares to be released
  under ESOP                                                  --               --             --             --
                                                      ----------       ----------     ----------     ----------
Balance at March 31, 2005                             $   (2,392)      $       (2)    $   (5,604)    $   41,655
                                                      ==========       ==========     ==========     ==========

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                     -----------------------------
                                                                         2005              2004
                                                                     ------------     ------------
                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $        782     $        607
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for loan losses                                                410              360
     Depreciation expense                                                     320              302
     Net amortization of securities                                            77              112
     Gain on sale of available for sale securities                            (23)             (88)
     Mortgage loans originated for sale                                    (3,691)          (3,734)
     Proceeds from mortgage loan sales                                      3,857           11,737
     Net gain on sales of mortgage loans                                      (76)            (120)
     Increase in cash surrender value of life insurance                      (120)            (128)
     Federal Home Loan Bank stock dividends                                   (90)             (98)
     ESOP and performance share award expense                                   9               18
     Net change in
       Accrued interest receivable                                           (246)             123
       Accrued interest payable                                               212              143
       Other assets                                                        (1,661)             768
       Other liabilities                                                    1,784             (916)
                                                                     -----------------------------
         Net cash from operating activities                                 1,544            9,086
                                                                     -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest bearing deposits with banks                    (1,313)          (9,515)
     Activity in available for sale securities:
       Sales                                                                5,128            4,941
       Purchases                                                           (8,206)          (9,141)
       Maturities, prepayments and calls                                    2,935            2,649
     Loan originations and payments, net                                  (26,848)         (13,714)
     Purchase of premises and equipment, net                                 (199)            (378)
                                                                     -----------------------------
         Net cash from investing activities                               (28,503)         (25,158)
                                                                     -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                25,162           40,629
     Net change in short-term borrowings                                   (2,113)         (17,911)
     Proceeds from Federal Home Loan Bank advances                          8,000               --
     Repayment of advances from Federal Home Loan Bank                     (2,000)          (5,200)
     Purchase of treasury stock                                              (174)              --
     Stock options exercised                                                    6               31
     Dividends paid                                                          (381)            (345)
                                                                     -----------------------------
         Net cash from financing activities                                28,500           17,204
                                                                     -----------------------------
Net change in cash and due from banks                                       1,541            1,132
Cash and due from banks at beginning of period                             10,473           10,164
                                                                     -----------------------------
Cash and due from banks at end of period                             $     12,014     $     11,296
                                                                     =============================
Non cash transfers:
     Transfer from loans to loans held for sale                      $         --     $      7,513
     Transfer from loans to foreclosed real estate                   $        155     $         --

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

The Bank has three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities previously owned by the Bank.

The Bank also has a Community Development Entity (CDE) subsidiary named CBSI Development Fund, Inc. The CDE enables the Bank to participate in the federal New Markets Tax Credit (NMTC) Program. The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE's.

During June 2004, the Company completed a placement of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I (Trust), a trust formed by the Company. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the financial statements reflect the subordinated debt issued by the Company to the Trust.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2004. The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Stock Compensation: During the first quarter of fiscal 2005, the Company adopted the fair value recognition provisions of FASB Statement 123, Share-Based Payment, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2005 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123 been applied to all awards granted after October 1, 1995. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                          Three months ended
                                                              March 31,
In thousands, except per share amounts                   2005            2004
--------------------------------------------------------------------------------
Net income as reported                                 $     782       $    607
Add:  Stock-based compensation expense
      included in reported net income, net
      of related tax effects                                   9             --
Less: Stock-based compensation expense
      determined under fair value based method                (9)           (11)
                                                       -------------------------
Pro forma net income                                   $     782       $    596
                                                       =========================
Basic earnings per share as reported                   $    0.30       $   0.23
Pro forma basic earnings per share                          0.30           0.23

Diluted earnings per share as reported                      0.29           0.23
Pro forma diluted earnings per share                        0.29           0.23

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Securities

The amortized cost and fair value of available for sale securities and the related unrealized holding gains and losses were as follows:

                                                              Gross          Gross
                                             Amortized      Unrealized    Unrealized         Fair
                                                Cost          Gains          Losses          Value
                                                ----          -----          ------          -----
                                                               (In thousands)
March 31, 2005
    U. S. Government and federal agency      $   4,805      $      --      $    (147)      $   4,658
    State and municipal                          5,703            205             --           5,908
    Mortgaged-backed                            65,116             40         (1,564)         63,592
    Corporate bonds                             14,618             83           (160)         14,541
    Mutual funds                                   250             --             (7)            243
                                             ---------      ---------      ---------       ---------
       Total                                 $  90,492      $     328      $  (1,878)      $  88,942
                                             =========      =========      =========       =========

December 31, 2004
    U. S. Government and federal agency      $   4,803      $      --      $     (64)      $   4,739
    State and municipal                          6,357            256             --           6,613
    Mortgaged-backed                            64,348            256           (661)         63,943
    Corporate bonds                             14,645             57            (91)         14,611
    Mutual funds                                   250             --             (4)            246
                                             ---------      ---------      ---------       ---------
       Total                                 $  90,403      $     569      $    (820)      $  90,152
                                             =========      =========      =========       =========

3. Loans

Loans at March 31, 2005 and December 31, 2004 consisted of the following:

                                                     2005              2004
                                                     ----              ----
                                                        (In thousands)

Commercial                                        $    73,622       $    73,374
Mortgage loans on real estate
    Residential                                       105,753           100,553
    Commercial                                        202,949           186,175
    Construction                                       41,044            38,638
Home equity                                            51,595            49,677
Loans secured by deposit accounts                         561               687
Consumer                                                6,182             6,095
                                                  -----------       -----------
      Subtotal                                        481,706           455,199
Less: Allowance for loan losses                        (4,747)           (4,523)
                                                  -----------       -----------

Loans, net                                        $   476,959       $   450,676
                                                  ===========       ===========

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Deposits

Deposits at March 31, 2005 and December 31, 2004 consisted of the following:

                                                             March 31,     December 31,
(Dollars in thousands)                                         2005            2004
                                                               ----            ----
Demand (NOW)                                                $   38,197      $   38,243
Money market accounts                                          144,996         114,332
Savings                                                         27,058          26,159
Individual retirement accounts-certificates of deposit          19,422          18,771
Certificates of deposit, $100,000 and over                      54,932          65,705
Other certificates of deposit                                  102,931         104,259
                                                            ----------      ----------
Total interest bearing deposits                                387,536         367,469
Total non-interest bearing deposits                             48,932          43,837
                                                            ----------      ----------

Total                                                       $  436,468      $  411,306
                                                            ==========      ==========

5. Supplemental Disclosure for Earnings Per Share

Earnings per share were computed as follows:

                                                                          Three months ended
                                                                               March 31,
                                                                      --------------------------
In thousands, except for share and per share amounts                     2005            2004
                                                                      ----------      ----------
Basic:
     Earnings:
         Net income                                                   $      782      $      607
                                                                      ==========================

     Shares:
         Weighted average common shares outstanding                    2,627,815       2,624,058
                                                                      ==========================
Net income per share, basic                                           $     0.30      $     0.23
                                                                      ==========================

Diluted:
     Earnings:
         Net income                                                   $      782      $      607
                                                                      ==========================

     Shares:
         Weighted average common shares outstanding                    2,627,815       2,624,058
              Add: Dilutive effect of outstanding options                 29,453          32,120
                                                                      --------------------------

         Weighted average common shares outstanding, as adjusted       2,657,268       2,656,178
                                                                      ==========================

Net income per share, diluted                                         $     0.29      $     0.23
                                                                      ==========================

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company had no antidilutive stock options for the three months ended March 31, 2005. Stock options for 21,700 shares of common stock were excluded from the three months ended March 31, 2004 because their impact was antidilutive.

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

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on September 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive income and will be reclassified to earnings over the lives of the hedges. During the three months ended March 31, 2005 and 2004, $54,000 and $237,000 was transferred out of other comprehensive income as an increase to interest income on loans. The fair values of the swaps as of March 31, 2005 and December 31, 2004 were liabilities of $1.8 million and $1.0 million, respectively, and were included in other liabilities.

7. Benefit Plans

The Company sponsors a defined benefit pension plan. The benefits are based on years of service and the employees' highest average of total compensation for five consecutive years of employment. In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants. The components of pension expense for the three ended March 31, 2005 and 2004 were as follows:

                                              March 31, 2005      March 31, 2004
                                              ----------------------------------
                                                        (In thousands)
Interest cost                                 $         12        $         12
Expected return on plan assets                         (11)                (11)
Amortization of unrecognized loss                       10                   9
                                              ----------------------------------
Pension expense                               $         11        $         10
                                              ==================================

The Company made no contributions to its pension plan during the first three months of 2005, but expects to contribute $28,000 during the remainder of the year.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. Other Comprehensive Income (Loss)

Other comprehensive income components and related taxes were as follows.

                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                          2005           2004
                                                          ----           ----

Unrealized holding gain (loss) on
     available for sale securities                     $  (1,277)     $     790
Less reclassification adjustments for
     gains recognized in income                              (23)           (88)
                                                       ---------      ---------
Net unrealized gain (loss) on securities
     available for sale, net of reclassifications         (1,300)           702

Unrealized holding gain (loss) on interest
     rate swaps                                             (774)         1,143
Amounts reclassified to interest income                      (54)          (237)
                                                       ---------      ---------
Net unrealized gain (loss) on interest rate
     swaps, net of reclassifications                        (828)           906

Change in minimum pension liability                           (5)             7
                                                       ---------      ---------

Other comprehensive income (loss)
     before tax effects and cumulative
     effect of change in accounting principle             (2,136)         1,615
Tax effect                                                   768           (595)
                                                       ---------      ---------

Other comprehensive income (loss)                      $  (1,368)     $  (1,020)
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

Financial Condition

Total assets increased 4.9% to $619.2 million at March 31, 2005 from $590.1 million at December 31, 2004, primarily as a result of an increase in net loans of $26.3 million. The growth in total assets was funded primarily by increases in total deposits and Federal Home Loan Bank advances.

Net loans increased 5.8% to $477.0 million at March 31, 2005 from $450.7 million at December 31, 2004. Loan growth was primarily concentrated in commercial real estate loans as the Company continues to see strong demand for this type of loan. The Company currently retains ten year mortgage loans that it originates and sells most fifteen and thirty-year fixed rate conforming mortgage loans into the secondary market.

Securities available for sale decreased $1.2 million from December 31, 2004 to $88.9 million at March 31, 2005 primarily because of a decline in the value of the securities in response to generally rising interest rates. The securities portfolio serves as a source of liquidity and earnings and plays a part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term of between 3.0 and
3.5 years to limit exposure to rising interest rates.

Total deposits increased $25.2 million to $436.5 million at March 31, 2005 from $411.3 million at December 31, 2004. The Company attributes its deposit growth over the quarter primarily to growth in its money market accounts related to the offering of a product with an above market rate. The Company's non-interest deposits increased 11.6% to $48.9 million primarily as a

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

result of a focused commitment on attracting lower cost funding through various customer service and business development initiatives.

Results of Operations

Net Income. Net income was $782,000 for the three months ended March 31, 2005 as compared to $607,000 for the three months ended March 31, 2004, an increase of 28.8%. Basic net income per share was $0.30 for the first quarter of 2005, an increase of 30.4% when compared to the $0.23 for the same period in 2004. Net income per share on a diluted basis was $0.29 for the first quarter of 2005, an increase of 26.1% when compared to the $0.23 for the same period in 2003. Annualized returns on average assets and stockholders' equity were 0.53% and 7.51%, respectively, for the first quarter of 2005, compared to 0.46% and 5.66%, respectively, for the same period in 2004. Management attributes the increase in net income between the periods to the growth in net loans and total deposits and an increase in net interest margin.

Net interest income. Net interest income increased $807,000, or 23.3%, for the first quarter of 2005 compared to the first quarter of 2004 due to growth in the Company's earning assets and a higher net interest margin. The net interest margin for the first quarter of 2005 was 3.02% compared to 2.80% for the equivalent period in 2004. Management attributes the margin expansion to an increase in the yield on earning assets as a result of generally rising interest rates. The yield on earning assets increased by 0.34% from the first quarter of 2004 to the same period in 2005, while over the same period the cost of interest-bearing liabilities increased by 0.13%. Average earning assets increased 15.4% to $573.1 million for the three months ended March 31, 2005 from $496.8 million for the equivalent period in 2004, primarily due to growth in total loans and leases. Management believes the Company is well positioned for changing interest rates.

The cost of interest-bearing liabilities continues to be significantly affected by the $88.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to the Company. If an advance is put back to the Company by the FHLB, the Company can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). The Company estimates that the three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on any of the individual advances. The Company uses FHLB advances for both short- and long-term funding. The balances reported at both March 31, 2005 and December 31, 2004 are substantially comprised of long-term advances.

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

                                                                           Three Months Ended March 31,
                                                ----------------------------------------------------------------------------------
                                                                2005                                       2004
                                                ---------------------------------------    ---------------------------------------
                                                Average                        Average     Average                        Average
                                                Balance       Interest       Yield/Cost    Balance       Interest       Yield/Cost
                                                -------       --------       ----------    -------       --------       ----------
                                                           (in thousands)                             (in thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks         $  5,003      $     24          1.95%      $  5,660      $     10          0.71%
   Taxable securities                             83,332           790          3.84%        67,236           587          3.51%
   Non-taxable securities                          6,124            74          4.90%        14,787           136          3.70%
   Total loans and fees(1)(2)                    470,225         6,972          6.01%       401,052         5,691          5.71%
   FHLB stock                                      8,418            79          3.81%         8,060            98          4.89%
                                                --------      --------          ----       --------      --------          ----
Total earning assets                             573,102         7,939          5.62%       496,795         6,522          5.28%

   Less: Allowance for loan losses                 4,514                                      4,162
   Non-earning assets:
   Cash and due from banks                        10,941                                      9,907
   Bank premises and equipment, net               11,504                                     11,400
   Accrued interest receivable and other
     assets                                       12,688                                     13,553
                                                --------                                   --------
Total assets                                    $603,721                                   $527,493
                                                ========                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                            $197,668      $    810          1.66%      $154,162      $    365          0.95%
   Time deposits                                 187,166         1,440          3.12%       171,831         1,364          3.19%
   Federal funds purchased and repurchase
     agreements                                   42,752           212          2.01%        34,328            66          0.77%
   FHLB advances                                  81,089         1,116          5.58%        85,391         1,265          5.96%
   Long term subordinated debenture                7,000            92          5.33%            --            --            --
                                                --------      --------          ----       --------      --------          ----
Total interest-bearing liabilities               515,675         3,670          2.89%       445,712         3,060          2.76%

Non-interest bearing liabilities:
Non-interest demand deposits                      43,572                                     36,710
Accrued interest payable and other
   liabilities                                     2,253                                      1,942
Stockholders' equity                              42,221                                     43,129
                                                --------                                   --------
Total liabilities and stockholders' equity      $603,721                                   $527,493
                                                ========                                   ========

Net interest income                                           $  4,269                                   $  3,462
                                                              ========                                   ========

Net interest spread                                                             2.73%                                      2.52%
Net interest margin                                                             3.02%                                      2.80%

(1) The amount of fee income included in interest on loans was $170 and $101 for the three months ended March 31, 2005 and 2004.

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

                                                          -----------------------------------------
                                                              Three Months Ended March 31, 2005
                                                                         compared to
                                                              Three Months Ended March 31, 2004
                                                                 Increase/(Decrease) Due to
                                                          -----------------------------------------
                                                           Total Net
                                                            Change          Volume          Rate
                                                          -----------------------------------------
                                                                        (in thousands)
Interest income:
   Interest-bearing deposits with banks                   $      14       $      (1)      $      15
   Taxable securities                                           203             149              54
   Tax-exempt securities                                        (62)            (96)             34
   Total loans and fees                                       1,281           1,017             264
   FHLB stock                                                   (19)              4             (23)
                                                          -----------------------------------------
Total increase in interest income                             1,417           1,073             344
                                                          -----------------------------------------

Interest expense:
   Savings and other                                            445             124             321
   Time deposits                                                 76             119             (43)
   Federal funds purchased and repurchase agreements            146              20             126
   FHLB advances                                               (149)            (62)            (87)
   Long term subordinated debenture                              92              92
                                                          -----------------------------------------
Total increase in interest expense                              610             293             317
                                                          -----------------------------------------
Increase in net interest income                           $     807       $     780       $      27
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

Summary of Loan Loss Experience:

                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
Activity for the period ended:                          2005             2004
                                                    ----------       ----------
                                                           (in thousands)
Beginning balance                                   $    4,523       $    4,034
Charge-offs:
   Residential real estate                                 (23)              --
   Commercial real estate                                   --               --
   Construction                                             --               --
   Commercial business                                     (29)             (15)
   Home equity                                            (125)              (1)
   Consumer                                                (18)              --
                                                    ---------------------------
       Total                                              (195)             (16)

Recoveries:
   Residential real estate                                  --               --
   Commercial real estate                                    2                3
   Construction                                             --               --
   Commercial business                                       3                5
   Home equity                                               3               --
   Consumer                                                  1                3
                                                    ---------------------------
       Total                                                 9               11
                                                    ---------------------------
   Net loan charge-offs                                   (186)              (5)

Provision                                                  410              360
                                                    ---------------------------
Ending balance                                      $    4,747       $    4,389
                                                    ===========================

Growth in net loans led to a 13.9% increase in the provision for loan losses for the first quarter of 2005 when compared to the same period in 2004. Management believes, based on information presently available, that it has appropriately provided for loan losses at March 31, 2005.

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

Non-performing assets. Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and
118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans were steady at $1.1 million at December 31, 2004 and March 31, 2005. Classified loans decreased from $12.5 million at December 31, 2004 to $12.3 million at March 31, 2005.

                                                       March 31, 2005        December 31, 2004
                                                       ---------------------------------------
                                                                    (In thousands)
Loans on non-accrual status                              $   1,919               $   1,588
Loans past due 90 days or more and still accruing               34                      --
                                                         ---------------------------------
Total non-performing loans                                   1,953                   1,588
Other real estate owned                                        247                     106
                                                         ---------------------------------
Total non-performing assets                              $   2,200               $   1,694
                                                         =================================
                                                              0.40%                   0.35%
Non-performing loans to total loans
Non-performing assets to total loans                          0.46%                   0.37%
Allowance as a percent of non-performing loans              243.06%                 276.39%
Allowance as a percent of total loans                         0.98%                   0.96%

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income increased 6.8% to $876,000 for the first quarter of 2005 compared to the same period in 2004 primarily as a result of an increase in service charges on deposit accounts, which management attributes to an increase in non-interest checking accounts. Gain on sale of mortgage loans declined due to a general rise in mortgage interest rates.

Non-interest expense. Non-interest expense increased 17.0% for the first quarter of 2005 compared to the same period in 2004, primarily because of increases in salaries and benefits and data processing expenses. Salaries and employee benefits increased because of a new branch in Floyd County, Indiana in the second quarter of 2004, the addition of loan operations personnel to support the Company's loan growth over the last year, and an increase in mortgage sales and operations personnel as the Company is currently reconfiguring its mortgage loan operations to improve its competitive position within the metropolitan Louisville market. Data processing expense increased primarily because of incremental core data processing services.

Income tax expense. Income tax expense for the three month period ended March 31, 2005 was $238,000 compared to $140,000 for the same period in 2004. Income before income taxes increased from $747,000 for the first quarter of 2004 to $1,020,000 for the same period in 2005, while tax-exempt income, such as interest income on tax-exempt securities and loans and earnings on cash surrender value of life insurance, and tax credits declined slightly when comparing the same periods. Consequently, the effective tax rate for the three months ended March 31, 2005 increased to 23.3% from 18.7% for the same period in 2004.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2005, the Company had cash and interest-bearing deposits with banks of $15.2 million and securities available-for-sale with a fair value of $88.9 million. If the Company requires funds beyond the funds it is able to generate internally, it has $33.5 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis and unused federal funds lines of credit with various nonaffiliated financial institutions of $30.0 million.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. At March 31, 2005, the Bank was in compliance with all regulatory capital requirements that were effective as of such date. Regulatory capital ratios as of March 31, 2005 and December 31, 2004 were as follows:

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

March 31, 2005:

                                                                    Total             Tier 1             Tier 1
                                                                 Capital To         Capital To         Capital To
                                                                Risk-weighted      Risk-weighted         Average
                                                                   Assets             Assets             Assets
                                                              --------------------------------------------------------
Consolidated                                                       10.9%              10.0%               8.4%
Community Bank                                                     10.9%              10.0%               8.4%

Minimum to be well capitalized under regulatory
   capital requirements:                                           10.0%               6.0%               5.0%

December 31, 2004:

                                                                    Total             Tier 1             Tier 1
                                                                 Capital To         Capital To         Capital To
                                                                Risk-weighted      Risk-weighted         Average
                                                                   Assets             Assets             Assets
                                                              --------------------------------------------------------
Consolidated                                                       11.3%              10.4%               8.7%
Community Bank                                                     11.2%              10.3%               8.6%

Minimum to be well capitalized under regulatory
   capital requirements:                                           10.0%               6.0%               5.0%

The Company has been repurchasing shares of its common stock since May 21, 1999. A net total of 379,023 shares at an aggregate cost of $5.6 million have been repurchased since that time under both the current and prior repurchase plans. The Company's Board of Directors authorized a share repurchase plan in October 2004 under which a maximum of $5.0 million of the Company's common stock may be purchased. Through March 31, 2005, a total of $266,000 had been expended to purchase 12,802 shares under the repurchase plan.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of the Company's off balance sheet arrangements and contractual obligations at March 31, 2005 were not significantly different from the information that was reported in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), it is estimated that as of March 31, 2005 the Company's net interest income would decrease by an estimated 2.1%, or $357,000, over the one year forecast horizon. However, considering reasonable growth assumptions, the Company expects that net interest income should increase over the forecast horizon. As of December 31, 2004, in the Up 200 Scenario the Company estimated that net interest income would decrease 1.0%, or $170,000, over a one year forecast horizon ending December 31, 2004. Given a gradual 100 basis point decrease in the projected yield curve used in the simulation model (Down 100 Scenario), it is estimated that as of March 31, 2005 the Company's net interest income would decrease by an estimated 0.4%, or $62,000, over the one year forecast horizon. As of December 31, 2004, in the Down 100 Scenario the Company estimated that net interest income would increase 0.8%, or $123,000, over a one year forecast horizon ending December 31, 2004.

The projected results are within the Company's asset/liability management policy limits which states that the negative impact to net interest income should not exceed 5% and 7% in a 100 basis point decrease and 200 basis point increase in the projected yield curve over a one year

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

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

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate the Company's estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2005 and December 31, 2004, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future.

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of March 31, 2005:

                                           Interest Rate Sensitivity as of March 31, 2005
                                       --------------------------------------------------------
                                       Gradual Decrease in                  Gradual Increase in
                                           Rates of 100                         Rates of 200
                                           Basis Points          Base           Basis Points
                                       --------------------------------------------------------
                                                            (In thousands)
Projected interest income:
   Loans                                   $    28,290        $    29,120        $    30,779
   Investments                                   3,708              3,767              3,903
   FHLB stock                                      360                360                360
   Interest-bearing bank deposits                   69                 96                122
                                       -----------------------------------------------------
Total interest Income                           32,427             33,343             35,164

Projected interest expense:
   Deposits                                      9,175              9,711             11,271
   Federal funds purchased
     and repurchase agreements                     739                968              1,423
   FHLB advances                                 4,887              4,944              5,050
   Subordinated debentures                         381                413                470
                                       -----------------------------------------------------
Total interest expense                          15,182             16,036             18,214
                                       -----------------------------------------------------
Net interest income                        $    17,245        $    17,307        $    16,950
                                       =====================================================
Change from base                           $       (62)                          $      (357)
Percent change from base                          (0.4)%                                (2.1)%

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2004:

                                                  Interest Rate Sensitivity as of December 31, 2004
                                          --------------------------------------------------------------
                                           Gradual Decrease in                      Gradual Increase in
                                          Interest Rates of 100                    Interest Rates of 200
                                               Basis Points            Base             Basis Points
                                          --------------------------------------------------------------
                                                                   (In thousands)
Projected interest income:
   Loans                                      $    25,845           $    26,660           $    28,361
   Investments                                      3,606                 3,681                 3,837
   FHLB stock                                         355                   355                   355
   Interest-bearing bank deposits                      32                    42                    62
                                          -----------------------------------------------------------
Total interest income                              29,838                30,738                32,615

Projected interest expense:
   Deposits                                         7,990                 8,457                 9,887
   Federal funds purchased
     and repurchase agreements                        570                   811                 1,292
   FHLB advances                                    4,598                 4,637                 4,713
   Subordinated debentures                            344                   374                   434
                                          -----------------------------------------------------------
Total interest expense                             13,502                14,279                16,326
                                          -----------------------------------------------------------
Net interest income                           $    16,336           $    16,459           $    16,289
                                          ===========================================================
Change from base                              $      (123)                                $      (170)
Percent change from base                             (0.8)%                                      (1.0)%

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

                                      COMMUNITY BANK SHARES OF INDIANA, INC.
                                      (Registrant)


Dated: May 12, 2005                   BY:  /s/ James D. Rickard
-------------------                        ------------------------------------
                                           James D. Rickard
                                           President and
                                             Chief Executive Officer
                                           (Principal Executive Officer)


Dated: May 12, 2005                   BY:  /s/ Paul A. Chrisco
-------------------                        ------------------------------------
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