Form 10-Q
period 2005-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2005-08-12
CIK 933590

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,616,937 shares of common stock were outstanding as of July 31, 2005.

================================================================================

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 -----
PART I     FINANCIAL INFORMATION

           ITEM 1.    FINANCIAL STATEMENTS

                      Consolidated Balance Sheets............................................................        3

                      Consolidated Statements of Income......................................................        4

                      Consolidated Statements of Changes in Stockholders' Equity.............................      5-6

                      Consolidated Statements of Cash Flows..................................................        7

                      Notes to Consolidated Financial Statements.............................................     8-13

           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..    14-23

           ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................    24-26

           ITEM 4.    CONTROLS AND PROCEDURES................................................................       27

PART II    OTHER INFORMATION

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................       27

           ITEM 6.    EXHIBITS...............................................................................       28

SIGNATURES...................................................................................................       29

EXHIBIT INDEX ...............................................................................................       30

                                    - - 2 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                     JUNE 30,         DECEMBER 31,
                                                                                      2005                2004
                                                                                  -------------       -------------
                                                                                  (In thousands, except share data)
ASSETS
Cash and due from financial institutions                                            $  16,667          $  10,473
Interest bearing deposits in other financial institutions                                 795              1,859
Securities available for sale, at fair value                                           87,255             90,152
Loans held for sale                                                                     2,237              1,348
Loans, net                                                                            489,939            450,676
Federal Home Loan Bank stock, at cost                                                   8,545              8,365
Accrued interest receivable                                                             2,261              1,859
Premises and equipment, net                                                            11,285             11,548
Cash surrender value life insurance                                                    13,658             11,550
Other assets                                                                            2,652              2,236
                                                                                  ---------------------------------
   TOTAL ASSETS                                                                     $ 635,294          $ 590,066
                                                                                  =================================
LIABILITIES
Deposits
   Non-interest bearing                                                             $  48,002          $  43,837
   Interest bearing                                                                   390,698            367,469
                                                                                  ---------------------------------
       Total deposits                                                                 438,700            411,306
Short-term borrowings                                                                  64,312             43,629
Federal Home Loan Bank advances                                                        78,000             82,000
Accrued interest payable                                                                  940                729
Subordinated debentures                                                                 7,000               7000
Other liabilities                                                                       3,463              2,621
                                                                                  ---------------------------------
   Total Liabilities                                                                  592,415            547,285
                                                                                  ---------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized; none issued               --                 --
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,001,067
   shares issued; 2,616,937 and 2,629,654 shares outstanding                              300                300
Additional paid-in capital                                                             24,874             24,845
Retained earnings                                                                      25,044             24,098
Accumulated other comprehensive loss                                                   (1,627)            (1,024)
Unearned ESOP and performance share awards - 107 and 215 shares                            (1)                (2)
Treasury stock, at cost - 384,023 and 371,198 shares                                   (5,711)            (5,436)
                                                                                  ---------------------------------
       Total Stockholders' Equity                                                      42,879             42,781
                                                                                  ---------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 635,294          $ 590,066
                                                                                  =================================

See accompanying notes to consolidated financial statements.

                                    - - 3 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                     JUNE 30,              JUNE 30,
                                                               ------------------    --------------------
                                                                 2005       2004       2005        2004
                                                               -------    -------    --------    --------
                                                                  (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                       $ 7,540    $ 5,780    $ 14,512    $ 11,470
   Securities:
     Taxable                                                       811        731       1,601       1,319
     Tax-exempt                                                     71         81         145         217
   Federal Home Loan Bank cash and stock dividends                  92         89         171         188
   Interest bearing deposits in other financial institutions        13         11          37          20
                                                               ------------------------------------------
       Total interest income                                     8,527      6,692      16,466      13,214
                                                               ------------------------------------------
INTEREST EXPENSE
   Deposits                                                      2,479      1,755       4,729       3,484
   Federal Home Loan Bank advances                               1,188      1,243       2,304       2,508
   Short-term borrowings                                           415         70         719         136
                                                               ------------------------------------------
     Total interest expense                                      4,082      3,068       7,752       6,128
                                                               ------------------------------------------
     Net interest income                                         4,445      3,624       8,714       7,086
   Provision for loan losses                                       465        360         875         720
                                                               ------------------------------------------
     Net interest income after provision for loan losses         3,980      3,264       7,839       6,366
                                                               ------------------------------------------
NON-INTEREST INCOME
   Service charges on deposit accounts                             619        484       1,185         900
   Commission income                                                18         15          37          38
   Gain on sale of available for sale securities                    --         50          23         138
   Gain on sale of mortgage loans                                  131         59         207         179
   Loan servicing income, net of amortization                       10         20          20          12
   Increase in cash surrender value of life insurance              134        122         254         250
   Gain on disposition of equity stock                             329         --         329          --
   Other                                                            36         44          98          96
                                                               ------------------------------------------
       Total non-interest income                                 1,277        794       2,153       1,613
                                                               ------------------------------------------
NON-INTEREST EXPENSE
   Salaries and employee benefits                                2,199      1,804       4,284       3,620
   Occupancy                                                       307        273         614         546
   Equipment                                                       288        339         571         616
   Data processing                                                 454        331         865         564
   Marketing and advertising                                       195        108         279         187
   Other                                                           588         --       1,133          --
                                                               ------------------------------------------
       Total non-interest expense                                4,031      3,329       7,746       6,503
                                                               ------------------------------------------
   Income before income taxes                                    1,226        729       2,246       1,476
   Income tax expense                                              302        124         540         264
                                                               ------------------------------------------
   NET INCOME                                                  $   924    $   605    $  1,706    $  1,212
                                                               ==========================================
                                                               ==========================================
   EARNINGS PER SHARE:
       BASIC                                                   $  0.35    $  0.23    $   0.65    $   0.46
                                                               ==========================================
       DILUTED                                                 $  0.35    $  0.23    $   0.64    $   0.46
                                                               ==========================================

See accompanying notes to consolidated financial statements.

                                    - - 4 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                        Common            Additional                Other                                 Total
                                        Shares    Common   Paid-In    Retained  Comprehensive   Unearned   Treasury   Stockholders'
                                     Outstanding   Stock   Capital    Earnings      Income        ESOP      Stock        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2005               2,629,654  $  300  $   24,845  $ 24,098  $      (1,024)  $     (2)  $ (5,436)  $      42,781

Comprehensive income:

   Net income                                 --      --          --     1,706             --         --         --           1,706

   Change in unrealized gain
      (loss) on securities
      available for sale, net of
      reclassifications and tax
      effects                                 --      --          --        --           (336)        --         --            (336)

   Change in unrealized gain
      (loss) on interest rate
      swaps, net of
      reclassifications and tax
      effects                                 --      --          --        --           (267)        --         --            (267)

   Change in minimum pension
      liability, net of tax effects                   --          --        --             --         --         --              --
                                     ----------------------------------------------------------------------------------------------
         Total comprehensive income           --      --          --     1,706           (603)        --         --          (1,103)
                                     ----------------------------------------------------------------------------------------------
Cash dividends declared on common
   stock ($0.145 per share)                   --      --          --      (760)            --         --         --            (760)

Purchase treasury stock                  (13,200)     --          --        --             --         --       (281)           (281)

Stock award expense                                               29        --             --         --         --              29

Stock options exercised                      375      --          --        --             --         --          6               6

Commitment of shares to be
   released under the ESOP                   108      --          --        --             --          1         --               1
-----------------------------------------------------------------------------------------------------------------------------------
   Balance, June 30, 2005              2,616,937  $  300  $   24,874  $ 25,044  $      (1,627)  $     (1)  $ (5,711)  $      42,879
===================================================================================================================================

      See accompanying notes to consolidated financial statements.

                                    - - 5 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                ---------------------
                                                                                  2005        2004
                                                                                ---------   ---------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $   1,706   $   1,212
   Adjustments to reconcile net income to net cash from operating activities:
      Provision for loan losses                                                       875         720
      Depreciation expense                                                            633         625
      Net amortization of securities                                                  144         218
      Gain on sale of available for sale securities                                   (23)       (138)
      Mortgage loans originated for sale                                          (11,478)    (10,266)
      Proceeds from mortgage loan sales                                            10,796      17,525
      Net gain on sales of mortgage loans                                            (207)       (179)
      Increase in cash surrender value of life insurance                             (254)       (250)
      Federal Home Loan Bank stock dividends                                         (171)       (187)
      ESOP and performance share award expense                                         30          38
      Net change in
         Accrued interest receivable                                                 (411)         46
         Accrued interest payable                                                     211         298
         Other assets                                                                (699)     (3,590)
         Other liabilities                                                          1,184       3,275
                                                                                ---------------------
            NET CASH FROM OPERATING ACTIVITIES                                      2,336       9,347
                                                                                ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net change in interest bearing deposits with banks                            1,064        (308)
      Activity in available for sale securities:
         Sales                                                                      5,128       8,596
         Purchases                                                                 (8,206)    (28,454)
         Maturities, prepayments and calls                                          5,347       5,737
      Loan originations and payments, net                                         (40,293)    (26,368)
      Purchase of premises and equipment, net                                        (370)     (1,135)
      Investment in cash surrender value of life insurance                         (1,854)         --
                                                                                ---------------------
            NET CASH FROM INVESTING ACTIVITIES                                    (39,184)    (41,932)
                                                                                ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net change in deposits                                                       27,394      49,035
      Net change in short-term borrowings                                          20,683     (13,738)
      Proceeds from Federal Home Loan Bank advances                                15,000          --
      Repayment of advances from Federal Home Loan Bank                           (19,000)     (7,200)
      Proceeds from issuance of subordinated debentures                                --       7,000
      Purchase of treasury stock                                                     (281)       (437)
      Stock options exercised                                                           6         350
      Dividends paid                                                                 (760)       (692)
                                                                                ---------------------
            NET CASH FROM FINANCING ACTIVITIES                                     43,042      34,318
                                                                                ---------------------
NET CHANGE IN CASH AND DUE FROM BANKS                                               6,194       1,733
Cash and due from banks at beginning of period                                     10,473      10,164
                                                                                ---------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                        $  16,667   $  11,897
                                                                                =====================
Non cash transfers:
      Transfer from loans to loans held for sale                                $      --   $   7,513
      Transfer from loans to foreclosed real estate                             $     155   $      --

See accompanying notes to consolidated financial statements.

                                    - - 6 - -

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

                                    - - 7 - -

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

                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                            JUNE 30,                  JUNE 30,
In thousands, except per share amounts                                  2005        2004         2005         2004
--------------------------------------------------------------------------------------------------------------------
Net income as reported                                                $    924    $    605    $   1,706    $   1,212
Add: Stock-based compensation expense included in reported net
  income, net of related tax effects                                        20          --           29           --
Less: Stock-based compensation expense determined under fair value
  based method                                                             (20)        (13)         (29)         (26)
                                                                      ----------------------------------------------
Pro forma net income                                                  $    924    $    592    $   1,706    $   1,186
                                                                      ==============================================
Basic earnings per share as reported                                  $   0.35    $   0.23    $    0.65    $    0.46
Pro forma basic earnings per share                                        0.35        0.23         0.65         0.46

Diluted earnings per share as reported                                    0.35        0.23         0.64         0.46
Pro forma diluted earnings per share                                      0.35        0.22         0.64         0.45

Reclassifications: Some items in the prior financial statements were reclassified to conform to the current presentation.

                                    - - 8 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. SECURITIES

The amortized cost and fair value of available for sale securities and the related unrealized holding gains and losses were as follows:

                                                                 Gross        Gross
                                               Amortized      Unrealized   Unrealized
                                                 Cost            Gains        Losses     Fair Value
                                              -----------------------------------------------------
                                                                 (In thousands)
June 30, 2005:
   Securities available for sale:
      U.S. Government and federal agency            4,806            --          (104)       4,702
      State and municipal                           5,703           214            --        5,917
      Mortgage-backed                              62,658            97          (923)      61,832
      Corporate bonds                              14,596            85          (125)      14,556
      Mutual funds                                    250            --            (2)         248
                                              -----------------------------------------------------
         Total securities available for sale     $ 88,013        $  396      $ (1,154)    $ 87,255
                                              =====================================================
December 31, 2004:
   Securities available for sale:
      U.S. Government and federal agency            4,803            --           (64)       4,739
      State and municipal                           6,357           256            --        6,613
      Mortgage-backed                              64,348           256          (661)      63,943
      Corporate bonds                              14,645            57           (91)      14,611
      Mutual funds                                    250            --            (4)         246
                                              -----------------------------------------------------
         Total securities available for sale     $ 90,403        $  569      $   (820)    $ 90,152
                                              =====================================================

3. LOANS

Loans at June 30, 2005 and December 31, 2004 consisted of the following:

                                              June 30, 2005    December 31, 2004
                                              ----------------------------------
                                                        (In thousands)
Commercial                                      $  79,555         $   73,374
Mortgage loans on real estate:
   Residential                                    109,040            100,553
   Commercial                                     194,432            186,175
   Construction                                    50,023             38,638
Home equity                                        54,865             49,677
Loans secured by deposit accounts                     728                687
Consumer                                            6,549              6,095
                                              ----------------------------------
   Subtotal                                       495,192            455,199
Less:
   Allowance for loan losses                       (5,253)            (4,523)
                                              ----------------------------------
Loans, net                                      $ 489,939         $  450,676
                                              ==================================

                                    - - 9 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. DEPOSITS

Deposits at June 30, 2005 and December 31, 2004 consisted of the following:

                                                                    June 30, 2005    December 31, 2004
                                                                    ----------------------------------
                                                                              (In thousands)
Demand (NOW)                                                          $  35,377         $  38,243
Money market accounts                                                   144,718           114,332
Savings                                                                  24,285            26,159
Individual retirement accounts-certificates of deposits                  20,055            18,771
Certificates of deposit, $100,000 and over                               61,523            65,705
Other certificates of deposit                                           104,740           104,259
                                                                    ----------------------------------
Total interest bearing deposits                                         390,698           367,469
Total non-interest bearing deposits                                      48,002            43,837
                                                                    ----------------------------------
   Total deposits                                                     $ 438,700         $ 411,306
                                                                    ==================================

5. SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Earnings per share were computed as follows:

                                                                Three months ended           Six months ended
                                                                      June 30,                   June 30,
                                                            -------------------------   -------------------------
In thousands, except for share and per share amounts            2005          2004          2005          2004
                                                            -----------   -----------   -----------   -----------
BASIC:
   Earnings:
      Net income                                            $       924   $       605   $     1,706   $     1,212
                                                            =====================================================
   Shares:
      Weighted average common shares outstanding              2,619,080     2,628,097     2,623,451     2,626,443
                                                            =====================================================
NET INCOME PER SHARE, BASIC                                 $      0.35   $      0.23   $      0.65   $      0.46
                                                            =====================================================
DILUTED:
   Earnings:
      Net income                                            $       924   $       605   $     1,706   $     1,212
                                                            =====================================================
   Shares:
      Weighted average common shares outstanding              2,619,080     2,628,097     2,623,451     2,626,443
         Add: Dilutive effect of outstanding stock awards        30,462        39,288        29,296        35,339
                                                            -----------------------------------------------------
      Weighted average common shares outstanding, as
         adjusted                                             2,649,542     2,667,385     2,652,747     2,661,782
                                                            =====================================================
NET INCOME PER SHARE, DILUTED                               $      0.35   $      0.23   $      0.64   $      0.46
                                                            =====================================================

Stock options for 113,600 shares of common stock were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2005 because their effect was antidilutive. The Company had no antidilutive stock options at June 30, 2004.

                                   - - 10 - -

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

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on September 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive income and will be reclassified to earnings over the lives of the hedges. During the three months ended June 30, 2005, $2,000 was transferred out of other comprehensive income as a decrease to interest income on loans. During the six months ended June 30, 2005, $53,000 was transferred out of other comprehensive income as an increase to interest income on loans. During the three and six months ended June 30, 2004, $237,000 and $473,000, respectively, was transferred out of other comprehensive income as an increase to interest income on loans. The fair values of the swaps as of June 30, 2005 and December 31, 2004 were liabilities of $1.4 million and $1.0 million, respectively, and were included in other liabilities.

7. BENEFIT PLANS

The Company sponsors a defined benefit pension plan. The benefits are based on years of service and the employees' highest average of total compensation for five consecutive years of employment. In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants. The components of pension expense for the three and six months ended June 30, 2005 and 2004 were as follows:

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                             -----------------------   ------------------------
                                               2005          2004         2005          2004
                                             ---------   -----------   -----------   ----------
                                                  (In thousands)             (In thousands)
Interest cost                                 $    12      $    12       $    24      $    24
Expected return on plan assets                    (11)         (11)          (22)         (21)
Amortization of unrecognized loss                  10            9            20           17
                                              -------------------------------------------------

Pension expense                               $    11      $    10       $    20      $    22
                                              =================================================

                                   - - 11 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company made no contributions to its pension plan during the first six months of 2005, but expects to contribute $28,000 during the remainder of the year.

During the second quarter of 2005, the Company awarded 24,000 performance units under the Performance Units Plan approved by shareholders at the Annual Meeting of Stockholders on May 18, 2004. The Company expensed $8,000 related to these awards during the three and six months ended June 30, 2005.

8.   OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes were as follows.

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
                                                    ------------------   -----------------
                                                      2005       2004      2005      2004
                                                    -------    -------   -------   -------
Unrealized holding gain (loss) on
  available for sale securities                     $   792    $(2,534)  $  (485)  $(1,743)
Less reclassification adjustments for
  gains recognized in income                             --        (50)      (23)     (138)
                                                    -------    -------   -------   -------
Net unrealized gain (loss) on securities
  available for sale, net of reclassifications          792     (2,584)     (508)   (1,881)

Unrealized holding gain (loss) on interest
  rate swaps                                            388     (1,712)     (385)     (571)
Amounts reclassified to interest income                   2       (237)      (53)     (473)
                                                    -------    -------   -------   -------
Net unrealized gain (loss) on interest rate
  swaps, net of reclassifications                       390     (1,949)     (438)   (1,044)

Change in minimum pension liability                       7         (3)       (1)        4
                                                    -------    -------   -------   -------

Other comprehensive income (loss)
  before tax effects and cumulative
  effect of change in accounting principle            1,189     (4,536)     (947)   (2,921)
Tax effect                                             (424)     1,640       344     1,045
                                                    -------    -------   -------   -------

Other comprehensive income (loss)                   $   765    $(2,896)  $  (603)  $(1,876)
                                                    =======    =======   =======   =======

                                   - - 12 - -

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

FINANCIAL CONDITION

Total assets increased 7.7% to $635.3 million at June 30, 2005 from $590.1 million at December 31, 2004, primarily as a result of increases in net loans of $39.3 million and cash and due from banks of $6.2 million. The growth in total assets was funded primarily by increases in total deposits and short-term borrowings.

Net loans increased 8.7% to $489.9 million at June 30, 2005 from $450.7 million at December 31, 2004 and were primarily funded through the growth in deposits. Loan growth was primarily concentrated in commercial and residential real estate and construction loans as the Company continues to see strong demand for these types of loans. The Company currently sells most fifteen and thirty-year conforming mortgage loans into the secondary market.

Securities available for sale decreased $2.9 million from December 31, 2004 to $87.3 million at June 30, 2005. The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits increased $27.4 million to $438.7 million at June 30, 2005 from $411.3 million at December 31, 2004. Growth in deposits occurred primarily in money market accounts, which the Company attributes to an offering rate generally higher than market. Money market accounts grew 26.6% to $144.7 million over the first six months of 2005. Non-interest deposits

                                   - - 13 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

increased 9.5% to $48.0 million over the first six months of 2005, which the Company attributes to its ongoing initiatives to improve customer service.

RESULTS OF OPERATIONS

NET INCOME. Net income was $924,000 for the three months ended June 30, 2005 as compared to $605,000 for the three months ended June 30, 2004, an increase of 52.7%. Basic and diluted net income per share were both $0.35 for the second quarter of 2005, an increase of 52.2% when compared to $0.23 for both measures in the same period in 2004. Annualized returns on average assets and average stockholders' equity were 0.60% and 8.67%, respectively, for the second quarter of 2005, compared to 0.45% and 5.72%, respectively, for the same period in 2004. Management attributes the increase in net income between the periods to the growth in the Company's core retail and commercial banking lines of business, an improved net interest margin, and a $217,000 gain, net of related tax impacts, on the disposition of an equity stock position it held in a company that provides data processing services to the banking industry. The equity stock had been purchased as a condition of a contractual relationship in which the data processing company provided data processing services to a subsidiary of the Company. This disposition resulted from the acquisition of the data processing provider by a third party organization.

Net income was $1,706,000 for the six months ended June 30, 2005 as compared to $1,212,000 for the six months ended June 30, 2004, an increase of 40.8%. Basic net income per share was $0.65 for the six months of 2005, an increase of 41.3% when compared to $0.46 for the same period in 2004. Net income per share on a diluted basis was $0.64 for the six months of 2005, an increase of 39.1% when compared to the $0.46 for the same period in 2004. Annualized returns on average assets and stockholders' equity were 0.56% and 8.02%, respectively, for the six months of 2005, compared to 0.46% and 5.67%, respectively, for the same period in 2004.

NET INTEREST INCOME. Net interest income increased $821,000, or 22.7%, for the second quarter of 2005 compared to the second quarter of 2004 due to the growth in the Company's earning assets and a higher net interest margin. The net interest margin for the second quarter of 2005 was 3.02% compared to 2.87% for the equivalent period in 2004. Management attributes the margin expansion to an increase in the yield on earning assets as a result of generally rising interest rates. Average earning assets increased 16.3% to $589.6 million for the three months ended June 30, 2005 from $507.0 million for the equivalent period in 2004, reflecting growth in the Company's loan portfolio.

Net interest income increased $1.6 million, or 23.0%, for the six months ended June 30, 2005 compared to the same period in 2004. The Company's net interest margin increased from 2.84% for the first six months of 2004 to 3.02% for the same period in 2005. Management attributes the margin expansion to an increase in yield on the earning assets as a result of generally rising interest rates.

The cost of interest-bearing liabilities continues to be significantly affected by the $78.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to

                                   - - 14 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

put an advance back to the Company. If an advance is put back to the Company by the FHLB, the Company can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). The Company estimates that the three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on any of the individual advances. The Company uses FHLB advances for both short- and long-term funding. The balances reported at both June 30, 2005 and December 31, 2004 are substantially comprised of long-term advances.

                                   - - 15 - -

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

                                                                           Three Months Ended June 30,
                                             ----------------------------------------------------------------------------------
                                                               2005                                     2004
                                             ---------------------------------------   ----------------------------------------
                                              Average                       Average      Average                       Average
                                              Balance       Interest      Yield/Cost     Balance       Interest      Yield/Cost
                                             ---------   --------------   ----------   ----------   --------------   ----------
                                                         (In thousands)                             (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks      $   2,419   $           13      2.16%     $    4,312   $           10      0.93%
   Taxable securities                           83,929              811      3.88%         82,035              732      3.59%
   Non-taxable securities                        5,703               71      4.99%          7,515               81      4.34%
   Total loans and fees (1) (2)                489,026            7,540      6.18%        405,011            5,779      5.74%
   FHLB stock                                    8,510               92      4.34%          8,152               90      4.44%
                                             ---------   --------------                ----------   --------------

Total earning assets                           589,587            8,527      5.80%        507,025            6,692      5.31%

   Less: Allowance for loan losses              (4,915)                                    (4,552)
   Non-earning assets:
   Cash and due from banks                      11,394                                     11,155
   Bank premises and equipment, net             11,398                                     11,823
   Accrued interest receivable and other
      assets                                    13,885                                     17,017
                                             ---------                                 ----------
Total assets                                 $ 621,349                                 $  542,468
                                             =========                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                         $ 205,877   $          991      1.93%     $  166,442   $          444      1.07%
   Time deposits                               180,315            1,488      3.31%        171,809            1,311      3.07%
   Federal funds purchased and repurchase
      agreements                                48,935              313      2.57%         32,913               60      0.73%
   FHLB advances                                86,121            1,188      5.53%         83,571            1,243      5.98%
   Subordinated debentures                       7,000              102      5.84%          1,110               10      3.62%
                                             ---------   --------------                ----------   --------------

Total interest-bearing liabilities             528,248            4,082      3.10%        455,845            3,068      2.71%

Non-interest bearing liabilities:
Non-interest demand deposits                    49,445                                     41,245
Accrued interest payable and other
   liabilities                                     923                                      2,833
Stockholders' equity                            42,733                                     42,545
                                             ---------                                 ----------
Total liabilities and stockholders' equity   $ 621,349                                 $  542,468
                                             =========                                 ==========

Net interest income                                      $        4,445                             $        3,624
                                                         ==============                             ==============

Net interest spread                                                          2.70%                                      2.60%
Net interest margin                                                          3.02%                                      2.87%

(1) The amount of fee income included in interest on loans was $148 and $174 for the three months ended June 30, 2005 and 2004.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.

                                   - - 16 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                                                     Six Months Ended June 30,
                                            ----------------------------------------------------------------------------------
                                                              2005                                     2004
                                            ----------------------------------------   ---------------------------------------
                                              Average                       Average     Average                      Average
                                              Balance       Interest      Yield/Cost    Balance       Interest      Yield/Cost
                                            ----------   --------------   ----------   ---------   --------------   ----------
                                                         (In thousands)                            (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks      $   3,704      $     37        2.01%      $   4,052      $    20         0.99%
   Taxable securities                           83,632         1,601        3.86%         74,636        1,319         3.55%
   Non-taxable securities                        5,912           145        4.95%         11,151          217         3.91%
   Total loans and fees(1) (2)                 479,281        14,512        6.11%        403,031       11,470         5.72%
   FHLB stock                                    8,464           171        4.07%          8,106          188         4.66%
                                             ---------      --------        ----       ---------      -------         ----

Total earning assets                           580,993        16,466        5.72%        500,976       13,214         5.30%

   Less: Allowance for loan losses              (4,716)                                   (4,357)
   Non-earning assets:
   Cash and due from banks                      11,169                                    10,531
   Bank premises and equipment, net             11,451                                    11,612
   Accrued interest receivable and other
      assets                                    13,444                                    16,147
                                             ---------                                 ---------
Total assets                                 $ 612,341                                 $ 534,909
                                             =========                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                         $ 201,795      $  1,801        1.80%      $ 160,302      $   809         1.01%
   Time deposits                               183,721         2,928        3.21%        171,820        2,675         3.13%
   Federal funds purchased and repurchase
      agreements                                45,727           526        2.32%         33,620          126         0.75%
   FHLB advances                                83,619         2,304        5.56%         84,481        2,508         5.97%
   Subordinated debentures                       7,000           193        5.56%            555           10         3.62%
                                             ---------      --------                   ---------      -------

Total interest-bearing liabilities             521,862         7,752        3.00%        450,778        6,128         2.73%

Non-interest bearing liabilities:
Non-interest demand deposits                    46,525                                    38,978
Accrued interest payable and other
   liabilities                                   1,035                                     2,196
Stockholders' equity                            42,919                                    42,957
                                             ---------                                 ---------
Total liabilities and stockholders' equity   $ 612,341                                 $ 534,909
                                             =========                                 =========

Net interest income                                         $  8,714                                  $ 7,086
                                                            ========                                  =======

Net interest spread                                                         2.72%                                     2.57%
Net interest margin                                                         3.02%                                     2.84%

(1) The amount of fee income included in interest on loans was $318 and $276 for the six months ended June 30, 2005 and 2004.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.

                                   - - 17 - -

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

                                                -----------------------------------------------------------------
                                                Three Months Ended June 30, 2005   Six Months Ended June 30, 2005
                                                           compared to                       compared to
                                                Three Months Ended June 30, 2004   Six Months Ended June 30, 2004
                                                     Increase/(Decrease) Due to      Increase/(Decrease) Due to
                                                -----------------------------------------------------------------
                                                Total Net                        Total Net
                                                 Change    Volume      Rate        Change   Volume      Rate
                                                -----------------------------------------------------------------
                                                        (In thousands)                  (In thousands)
Interest income:
   Interest-bearing deposits with banks         $     3    $    (6)   $     9   $     17    $    (2)   $    19
   Taxable securities                                79         17         62        282        167        115
   Tax-exempt securities                            (10)       (21)        11        (72)      (119)        47
   Total loans and fees                           1,761      1,268        493      3,042      2,274        768
   FHLB stock                                         2          4         (2)       (17)         8        (25)
                                                -----------------------------------------------------------------
Total increase (decrease) in interest income      1,835      1,262        573      3,252      2,328        924
                                                -----------------------------------------------------------------

Interest expense:
   Savings and other                                547        124        423        992        250        742
   Time Deposits                                    177         67        110        253        189         64
   Federal funds purchased and repurchase
     agreements                                     253         41        212        400         59        341
   FHLB advances                                    (55)        37        (92)      (204)       (25)      (179)
   Subordinated debentures                           92         82         10        183        175          8
                                                -----------------------------------------------------------------
Total increase (decrease) in interest expense     1,014        351        663      1,624        648        976
                                                -----------------------------------------------------------------
Increase (decrease) in net interest income      $   821    $   911    $   (90)   $ 1,628    $ 1,680    $   (52)
                                                =================================================================

                                   - - 18 - -

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

Summary of Loan Loss Experience:

                                   Three Months Ended    Six Months Ended
                                       June 30,              June 30,
                                  ------------------    -------------------
Activity for the period ended:      2005       2004       2005       2004
                                  --------   --------   --------   --------
                                     (In thousands)        (In thousands)
Beginning balance                 $  4,747    $ 4,389   $  4,523   $  4,034
Charge-offs:
   Residential real estate              --         --        (23)        --
   Commercial real estate               --       (128)        --       (128)
   Construction                         --         --         --         --
   Commercial business                (104)        --       (133)       (15)
   Home equity                          --         --       (125)        (1)
   Consumer                            (19)        (4)       (37)        (4)
                                  -----------------------------------------
      Total                           (123)      (132)      (318)      (148)

Recoveries:
   Residential real estate              --         --         --         --
   Commercial real estate                2          4          4          7
   Construction                         --         --         --         --
   Commercial business                  29          3         32          8
   Home equity                          --         --          3         --
   Consumer                            133          5        134          8
                                  -----------------------------------------
      Total                            164         12        173         23
                                  -----------------------------------------
   Net loan charge-offs                 41       (120)      (145)      (125)

Provision                              465        360        875        720
                                  -----------------------------------------
Ending balance                    $  5,253    $ 4,629   $  5,253   $  4,629
                                  =========================================

Growth in net loans led to a 29.2% increase in the provision for loan losses for the second quarter of 2005 as compared to the same period in 2004. The allowance for loan losses to total loans however, actually decreased from 1.12% for the same period in 2004 to 1.06% in 2005 Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2005.

Federal regulations require insured institutions to classify their assets on a regular basis. The regulations provide for three categories of classified loans: substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of

                                   - - 19 - -

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

NON-PERFORMING ASSETS. Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and
118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans were unchanged at $0.8 million at June 30, 2005 as compared to December 31, 2004.

                                                    June 30, 2005   December 31, 2004
                                                    ---------------------------------
                                                            (In thousands)
Loans on non-accrual status                            $  1,717         $  1,588
Loans past due 90 days or more and still accruing           240               --
                                                    ---------------------------------

Total non-performing loans                                1,957            1,588

Other real estate owned                                     106              106
                                                    ---------------------------------

Total non-performing assets                            $  2,063         $  1,694
                                                    =================================

Non-performing loans to total loans                        0.40%            0.35%
Non-performing assets to total loans                       0.42%            0.37%
Allowance as a percent of non-performing loans           268.42%          284.82%
Allowance as a percent of total loans                      1.06%             .99%

                                   - - 20 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NON-INTEREST INCOME. Non-interest income increased 60.8% to $1,277,000 for second quarter of 2005 compared to the same period in 2004 as a result of an increase in service charges on deposit accounts due to an increase in the number of non-interest checking accounts. Mortgage loan sales increased $72,000 compared to the same period in 2004. Mortgage loan sales were lower in the second quarter of 2004 primarily because of a spike in mortgage interest rates during that period. Non-interest income for the second quarter of 2005 was also significantly affected by the gain on disposition of equity stock discussed previously.

Non-interest income increased $540,000 or 33.5% for the six months ended June 30, 2005 compared to the same period in 2004. Non-interest income increased for substantially the same reasons as the quarterly change previously described.

NON-INTEREST EXPENSE. Non-interest expense increased 21.1% for the second quarter of 2005 compared to the same period in 2004 due to increases in salaries and benefits, data processing, and marketing. Salaries and employee benefits increased because of the addition of commercial sales staff in Jefferson County, Kentucky, incremental loan operations personnel to support the Company's loan growth over the last year, and an increase in mortgage sales and operations personnel as the Company is currently re-engineering its mortgage loan operations to improve its competitive position within the metropolitan Louisville market. Data processing expense increased primarily because of costs associated with incremental core data processing services. Marketing advertising expense increased primarily due to the development and implementation of a more focused marketing plan for 2005.

Non-interest expense increased 19.1% or $1.2 million for the six months ended June 30, 2005 compared to the same period in 2004. Non-interest expense increased for substantially the same reasons as the quarterly change previously described.

INCOME TAX EXPENSE. Income tax expense for the six month period ended June 30, 2005 was $540,000 compared to $264,000 for the same period in 2004. Income before income taxes increased from $1.5 million for the second quarter of 2004 to $2.2 million for the same period in 2005, while tax-exempt income, such as interest income on tax-exempt securities and loans and earnings on cash surrender value of life insurance, and tax credits remained substantially unchanged when comparing the same periods. Consequently, the effective tax rate for the six months ended June 30, 2005 increased to 24.0% from 17.9% for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2005, the Company had cash and interest-bearing deposits with banks of $16.7 million and securities available-for-sale with a fair value of $87.3 million. If the Company requires funds beyond the funds it is able to generate internally, it has $42 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis and unused federal funds lines of credit with various nonaffiliated financial institutions of $7.2 million.

                                   - - 21 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2005, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

JUNE 30, 2005:

                                                        Total          Tier 1         Tier 1
                                                     Capital To      Capital To     Capital To
                                                    Risk-weighted   Risk-weighted     Average
                                                       Assets          Assets         Assets
                                                    ------------------------------------------
Consolidated                                            10.7%          9.7%             8.3%
Community Bank                                          10.6%          9.6%             8.2%

Minimum to be well capitalized under regulatory
  capital requirements:                                 10.0%          6.0%             5.0%

DECEMBER 31, 2004:

                                                        Total          Tier 1         Tier 1
                                                     Capital To      Capital To     Capital To
                                                    Risk-weighted   Risk-weighted     Average
                                                       Assets          Assets         Assets
                                                    ------------------------------------------
Consolidated                                           11.3%           10.4%          8.7%
Community Bank                                         11.2%           10.3%          8.6%

Minimum to be well capitalized under regulatory
   capital requirements:                               10.0%            6.0%          5.0%

The Company has been repurchasing shares of its common stock since May 21, 1999. A net total of 384,023 shares at an aggregate cost of $5.7 million have been repurchased since that time under both the current and prior repurchase plans. The Company's Board of Directors authorized a share repurchase plan in October 2004 under which a maximum of $5.0 million of the Company's common stock may be purchased. Through June 30, 2005, a net total of $373,000 had been expended to purchase 17,802 shares under the current repurchase plan.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The amount and nature of the Company's off balance sheet arrangements and contractual obligations at June 30, 2005 were not significantly different from the information that was reported in the Company's annual report on Form 10-K for the year ended December 31, 2004.

                                   - - 22 - -

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

The Company currently contracts with an independent third party consulting firm to measure its interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up and down (prior to June 30, 2005 the Company used a gradual decline of 100 basis points because any larger decline in projected interest rates would have resulted in nominal rates below zero) within the model to estimate their combined effects on net interest income over a one-year horizon. Interest rate movements are spread equally over the forecast period of one year. The Company feels that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. The Company does not project growth in amounts for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. The Company believes that the changes made to its interest rate risk measurement process have improved the accuracy of results of the process. Consequently, the Company believes that it has better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), it is estimated that as of June 30, 2005 the Company's net interest income would decrease by an estimated 1.9%, or $330,000, over the one year forecast horizon. However, considering reasonable growth assumptions, the Company expects that net interest income should increase over the forecast horizon. As of December 31, 2004, in the Up 200 Scenario the Company estimated that net interest income would decrease 1.0%, or $170,000, over a one year forecast horizon ending December 31, 2005. Given a gradual 200 basis point decrease in the projected yield curve used in the simulation model (Down 200 Scenario), it is estimated that as of June 30, 2005 the Company's net interest income would decrease by an estimated 2.3%, or $400,000, over the one year forecast horizon. As of December 31, 2004, given a gradual decrease 100 basis point decrease in the projected yield curve, the Company estimated that net

                                   - - 23 - -

                                PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

interest income would increase 0.8%, or $123,000, over a one year forecast horizon ending December 31, 2005.

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

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate the Company's estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2005 and December 31, 2004, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future.

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2005:

                                            Interest Rate Sensitivity as of June 30, 2005
                                     ----------------------------------------------------------
                                     Gradual Decrease in                    Gradual Increase in
                                         Rates of 200                          Rates of 200
                                         Basis Points           Base           Basis Points
                                     ----------------------------------------------------------
                                                           (In thousands)
Projected interest income:
   Loans                                 $  28,999           $   30,894         $  32,767
   Investments                               3,553                3,712             3,841
   FHLB stock                                  363                  363               363
   Interest-bearing bank deposits               17                   26                34
                                     ----------------------------------------------------------

Total interest Income                       32,932               34,995            37,005

Projected interest expense:
   Deposits                                  9,770               10,655            12,216
   Federal funds purchased
     and repurchase agreements               1,249                1,948             2,647
   FHLB advances                             4,534                4,555             4,576
   Subordinated debentures                     383                  441               500
                                     ----------------------------------------------------------

Total interest expense                      15,936               17,599            19,939
                                     ----------------------------------------------------------

Net interest income                      $  16,996           $   17,396         $  17,066
                                     ==========================================================

Change from base                         $    (400)                             $    (330)
Percent change from base                      (2.3)%                                 (1.9)%

                                   - - 24 - -

                                PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2004:

                                             Interest Rate Sensitivity as of December 31, 2004
                                     ----------------------------------------------------------------
                                      Gradual Decrease in                        Gradual Increase in
                                     Interest Rates of 100                      Interest Rates of 200
                                          Basis Points            Base             Basis Points
                                     ----------------------------------------------------------------
                                                             (In thousands)
Projected interest income:
   Loans                                  $     25,845         $   26,660            $  28,361
   Investments                                   3,606              3,681                3,837
   FHLB stock                                      355                355                  355
   Interest-bearing bank deposits                   32                 42                   62
                                     ----------------------------------------------------------------

Total interest income                           29,838             30,738               32,615

Projected interest expense:
   Deposits                                      7,990              8,457                9,887
   Federal funds purchased
     and repurchase agreements                     570                811                1,292
   FHLB advances                                 4,598              4,637                4,713
   Subordinated debentures                         344                374                  434
                                     ----------------------------------------------------------------

Total interest expense                          13,502             14,279               16,326
                                     ----------------------------------------------------------------

Net interest income                       $     16,336         $   16,459            $  16,289
                                     ================================================================

Change from base                          $       (123)                              $    (170)
Percent change from base                          (0.8%)                                  (1.0)%

                                   - - 25 - -

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

                                   - - 26 - -

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 17, 2005. Matters submitted to, and approved by, stockholders are listed below, as is a tabulation of voting. There were no abstentions with regard to the election of Directors or non-votes on any of the matters voted on at the meeting.

(1)   The following persons nominated as Directors were elected:

                                        Withhold
Class                          For      Against
------------------------------------------------

Nominees for Director for
Three-Year Terms
Expiring in 2008:
George M. Ballard           2,420,815    56,411
Dale L. Orem                2,433,803    43,423
James D. Rickard            2,433,478    43,748

Nominees for Director
to Fill Unexpired
Three-Year Terms
Expiring in 2006:
Steven R. Stemler           2,448,261    28,965

Directors whose term of office continued after the meeting were as follows:
Timothy T. Shea, Gary L. Libs, R. Wayne Estopinal, Gordon L. Huncilman, and Kerry M. Stemler.

(2) The following proposals to amend and restate the Company's Articles of Incorporation as outlined in the Company's Proxy Statement for the Annual Meeting of Shareholders were approved.

Proposal          For       Against    Abstain
-----------------------------------------------
Proposal 2A    1,979,187     74,470     68,893
Proposal 2B    1,858,088    195,178     69,284
Proposal 2C    1,868,053    171,936     61,596
Proposal 2D    1,899,653    146,712     61,296
Proposal 2E    1,982,517     63,712     61,431
Proposal 2F    1,975,233     70,747     61,681
Proposal 2G    1,895,992    150,237     61,431
Proposal 2H    1,871,631    174,378     61,516
Proposal 2I    1,869,557    176,037     61,296
Proposal 2J    1,979,279     59,671     68,710

                                   - - 27 - -

The nature of the aforesaid proposals amending the Company's Articles of Incorporation was as follows:

Proposal 2A:   Amending Article VIII.C. of the Articles to Modify the
               Requisite Vote and Other Procedures for the Removal of
               Directors.

Proposal 2B:   Repeal Article VII.D. of the Articles to Remove Director
               Nomination Process from Articles.

Proposal 2C:   Remove Article IX.C. of Articles to Remove Provisions Regarding
               Ability of Stockholders to Bring Business Before Annual Meeting.

Proposal 2D:   Repeal Article VIII of the Articles to Remove Provisions Limiting
               Director Liability and Making Mandatory Indemnification of
               Directors.

Proposal 2E:   Repeal Article IX.A. of the Articles to Remove Provisions for
               Calling Special Meetings of Stockholders.

Proposal 2F:   Amend the Articles to Eliminate the Article X.B.(b) Fair Price
               Exception to the Restrictions on Business Combinations with Related Persons.

Proposal 2G:   Amend the Definitions of "Beneficial Ownership" and "Affiliates"
               in Article X.A. of the Articles to Avoid Attribution of Stock
               Between Relatives in Determining Who is a Related Person for
               Purposes of Business Combinations.

Proposal 2H:   Amend Article X.D. of the Articles to Increase the Vote Required
               to Amend Article X.

Proposal 2I:   Amend the Articles to Change the Definition of "Continuing
               Director" in Article X and Specifically Identify Current
               Directors as Continuing Directors.

Proposal 2J:   Amend the Articles to Make Technical Changes.

(3) The Company's Stock Award Plan was approved by the following vote: For - 1,841,181; Against - 207,029; Abstain - 58,002.

(4) The appointment by the Board of Directors of Crowe Chizek and Company LLC, as the Company's independent auditors for the fiscal year ending December 31, 2005, was ratified by the following vote: For - 2,425,178; Against - 14,104; Abstain - 37,942.

ITEM 6. EXHIBITS

Exhibits

            The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

                                   - - 28 - -

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                 COMMUNITY BANK SHARES OF INDIANA, INC.
                                 (Registrant)

DATED: August 12, 2005           BY:    /s/ James D. Rickard
                                        -----------------------------
                                        James D. Rickard
                                        President and
                                          Chief Executive Officer
                                        (Principal Executive Officer)

DATED: August 12, 2005           BY:    /s/ Paul A. Chrisco
                                        -----------------------------
                                        Paul A. Chrisco
                                        Senior Vice-President and
                                          Chief Financial Officer
                                        (Principal Financial Officer)

                                   - - 29 - -

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                  EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------     ----------------------------------------------------------------
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

                                   - - 30 - -