Form 10-Q
period 2005-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2005-11-14
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,616,991 shares of common stock were outstanding as of October 31, 2005.

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

                                                                                   Page
                                                                                   ----
Part I    Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets........................................3

                   Consolidated Statements of Income..................................4

                   Consolidated Statements of Changes in Stockholders' Equity.........5

                   Consolidated Statements of Cash Flows..............................6

                   Notes to Consolidated Financial Statements......................7-13

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................14-23

          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk...........................................................24-26

          Item 4.  Controls and Procedures...........................................27

Part II   Other Information

          Item 6.  Exhibits..........................................................28

Signatures...........................................................................29

Exhibit Index........................................................................30


                                     --2--

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    September 30,   December 31,
                                                                        2005            2004
                                                                    -------------   ------------
                                                                  (In thousands, except share data)
ASSETS
Cash and due from financial institutions                              $  14,627       $  10,473
Interest bearing deposits in other financial institutions                 1,612           1,859
Securities available for sale, at fair value                             93,139          90,152
Loans held for sale                                                       1,279           1,348
Loans, net                                                              497,966         450,676
Federal Home Loan Bank stock, at cost                                     8,557           8,365
Accrued interest receivable                                               2,211           1,859
Premises and equipment, net                                              11,070          11,548
Cash surrender value life insurance                                      13,475          11,550
Other assets                                                              3,652           2,236
                                                                      -------------------------
     Total Assets                                                     $ 647,588       $ 590,066
                                                                      =========================

LIABILITIES
Deposits
     Non-interest bearing                                             $  47,996       $  43,837
     Interest bearing                                                   399,667         367,469
                                                                      -------------------------
         Total deposits                                                 447,663         411,306
Short-term borrowings                                                    46,772          43,629
Federal Home Loan Bank advances                                          98,000          82,000
Accrued interest payable                                                  1,094             729
Subordinated debentures                                                   7,000           7,000
Other liabilities                                                         3,743           2,621
                                                                      -------------------------
     Total Liabilities                                                  604,272         547,285
                                                                      -------------------------

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized;
     none issued                                                             --              --
Common stock, $.10 par value per share; 10,000,000 shares
     authorized; 3,001,067 shares issued; 2,616,991 and
     2,629,654 shares outstanding                                           300             300
Additional paid-in capital                                               24,916          24,845
Retained earnings                                                        25,866          24,098
Accumulated other comprehensive loss                                     (2,054)         (1,024)
Unearned ESOP and performance share awards - 53 and 215
     shares                                                                  (1)             (2)
Treasury stock, at cost - 384,023 and 371,198 shares                     (5,711)         (5,436)
                                                                      -------------------------
         Total Stockholders' Equity                                      43,316          42,781
                                                                      -------------------------
         Total Liabilities and Stockholders' Equity                   $ 647,588       $ 590,066
                                                                      =========================

See accompanying notes to consolidated financial statements.


                                     --3--

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                                ---------------------    ---------------------
                                                                  2005         2004        2005         2004
                                                                --------     --------    --------     --------
                                                                      (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                        $  8,078     $  6,028    $ 22,590     $ 17,498
   Securities:
     Taxable                                                         810          818       2,411        2,137
     Tax-exempt                                                       72           79         217          296
   Federal Home Loan Bank cash and stock dividends                   102           90         273          278
   Interest bearing deposits in other financial institutions           8           12          45           32
                                                                ----------------------------------------------
       Total interest income                                       9,070        7,027      25,536       20,241
                                                                ----------------------------------------------

INTEREST EXPENSE
   Deposits                                                        2,860        1,832       7,589        5,316
   Federal Home Loan Bank advances                                 1,186        1,249       3,490        3,757
   Short-term borrowings                                             508          156       1,227          291
                                                                ----------------------------------------------
     Total interest expense                                        4,554        3,237      12,306        9,364
                                                                ----------------------------------------------
     Net interest income                                           4,516        3,790      13,230       10,877
   Provision for loan losses                                         775          260       1,650          980
                                                                ----------------------------------------------
     Net interest income after provision for loan losses           3,741        3,530      11,580        9,897
                                                                ----------------------------------------------

NON-INTEREST INCOME
   Service charges on deposit accounts                               688          556       1,873        1,456
   Commission income                                                  21           11          58           49
   Gain on sale of available for sale securities                      --           --          23          138
   Gain on sale of mortgage loans                                    164           75         371          254
   Loan servicing income, net of amortization                          7           17          27           29
   Increase in cash surrender value of life insurance                138          121         392          371
   Gain on recognition of life insurance benefit                     656           --         656           --
   Gain on disposition of equity stock                                16           --         345           --
   Other                                                              39           46         137          142
                                                                ----------------------------------------------
       Total non-interest income                                   1,729          826       3,882        2,439
                                                                ----------------------------------------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                  2,318        1,929       6,602        5,549
   Occupancy                                                         276          285         890          831
   Equipment                                                         310          305         881          921
   Data processing                                                   491          373       1,356          937
   Marketing and advertising                                          98          113         377          300
   Other                                                             649          544       1,782        1,515
                                                                ----------------------------------------------
       Total non-interest expense                                  4,142        3,549      11,888       10,053
                                                                ----------------------------------------------
   Income before income taxes                                      1,328          807       3,574        2,283
   Income tax expense                                                127          150         667          414
                                                                ----------------------------------------------
   Net Income                                                   $  1,201     $    657    $  2,907     $  1,869
                                                                ==============================================

   Other Comprehensive Income (Loss)                            $   (427)    $  1,819    $ (1,030)    $    (57)
                                                                ==============================================

   Earnings per share:
       Basic                                                    $   0.46     $   0.25    $   1.11     $   0.71
                                                                ==============================================
       Diluted                                                  $   0.45     $   0.25    $   1.09     $   0.70
                                                                ==============================================

See accompanying notes to consolidated financial statements.


                                     --4--

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                      Common               Additional                 Other                               Total
                                      Shares      Common    Paid-In     Retained  Comprehensive  Unearned   Treasury   Stockholders'
                                    Outstanding   Stock     Capital     Earnings       Loss        ESOP       Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2005             2,629,654   $   300   $  24,845   $  24,098   $   (1,024)   $    (2)  $  (5,436)   $   42,781
Comprehensive income:
  Net income                                --        --          --       2,907           --         --          --         2,907
  Change in unrealized gain (loss)
    on securities available for
    sale, net of reclassifications
    and tax effects                         --        --          --          --         (540)        --          --          (540)
  Change in unrealized gain
    (loss) on interest rate swaps,
    net of reclassifications and
    tax effects                             --        --          --          --         (496)        --          --          (496)
  Change in minimum pension
    liability, net of tax effects                     --        --          --           6           --         --           6
                                    ----------------------------------------------------------------------------------------------
      Total comprehensive income            --        --          --       2,907       (1,030)        --          --         1,877
                                    ----------------------------------------------------------------------------------------------
Cash dividends declared on common
  stock ($0.145 per share)                  --        --          --      (1,139)          --         --          --        (1,139)
Purchase treasury stock                (13,200)       --          --          --           --         --        (281)         (281)
Stock award expense                         --        --          71          --           --         --          --            71
Stock options exercised                    375        --          --          --           --         --           6             6
Commitment of 162 shares to be
  released under the ESOP                  162        --          --          --           --          1          --             1
----------------------------------------------------------------------------------------------------------------------------------
  Balance, September 30, 2005        2,616,991   $   300   $  24,916   $  25,866   $   (2,054)   $    (1)  $  (5,711)   $   43,316
==================================================================================================================================

See accompanying notes to consolidated financial statements.


                                     --5--

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                               ------------------------
                                                                  2005           2004
                                                               ---------      ---------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $   2,907      $   1,869
   Adjustments to reconcile net income to net cash from
    operating activities:
     Provision for loan losses                                     1,650            980
     Depreciation expense                                            942            943
     Net amortization of securities                                  209            305
     Gain on sale of available for sale securities                   (23)          (138)
     Mortgage loans originated for sale                          (22,758)       (14,607)
     Proceeds from mortgage loan sales                            23,198         21,810
     Net gain on sales of mortgage loans                            (371)          (254)
     Increase in cash surrender value of life insurance             (392)          (371)
     Gain on life insurance benefit                                 (656)            --
     Federal Home Loan Bank stock dividends                         (192)          (278)
     ESOP and performance share award expense                         72             57
     Gain on disposition of equity stock                            (345)            --
     Net change in
       Accrued interest receivable                                  (352)            25
       Accrued interest payable                                      365            376
       Other assets                                               (1,734)          (432)
       Other liabilities                                           1,729            781
                                                               ------------------------
         Net cash from operating activities                        4,249         11,066
                                                               ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest bearing deposits with banks              247          1,164
     Activity in available for sale securities:
       Sales                                                       5,127          8,596
       Purchases                                                 (17,060)       (28,454)
       Maturities, prepayments and calls                           7,941          8,369
     Loan originations and payments, net                         (49,095)       (40,553)
     Purchase of premises and equipment, net                        (464)        (1,338)
     Proceeds from life insurance benefit                            977             --
     Investment in cash surrender value of life insurance         (1,854)            --
                                                               ------------------------
         Net cash from investing activities                      (54,181)       (52,216)
                                                               ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                       36,357         47,455
     Net change in short-term borrowings                           3,143         (3,929)
     Proceeds from Federal Home Loan Bank advances                35,000             --
     Repayment of advances from Federal Home Loan Bank           (19,000)        (7,200)
     Proceeds from issuance of subordinated debentures                --          7,000
     Purchase of treasury stock                                     (281)          (441)
     Stock options exercised                                           6            407
     Dividends paid                                               (1,139)        (1,038)
                                                               ------------------------
         Net cash from financing activities                       54,086         42,254
                                                               ------------------------
Net change in cash and due from banks                              4,154          1,104
Cash and due from banks at beginning of period                    10,473         10,164
                                                               ------------------------
Cash and due from banks at end of period                       $  14,627      $  11,268
                                                               ========================
Non cash transfers:

     Transfer from loans to loans held for sale                $      --      $   7,513
     Transfer from loans to foreclosed real estate             $     155      $     172

See accompanying notes to consolidated financial statements.


                                     --6--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (the "Company") is a one bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiary is Your Community Bank, which changed its name effective November 1, 2005, from Community Bank of Southern Indiana (the "Bank"). The Bank is a state-chartered stock commercial bank headquartered in New Albany, Indiana and is regulated by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation.

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

During June 2004, the Company completed a placement of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I (Trust), a trust formed by the Company. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the financial statements reflect the subordinated debentures issued by the Company to the Trust.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2004. The consolidated financial statements include the accounts of the Company, the Bank and the Bank subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.


                                     --7--

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

                                                        Three months ended        Nine months ended
                                                           September 30,            September 30,
In thousands, except per share amounts                  2005         2004         2005         2004
-----------------------------------------------------------------------------------------------------
Net income as reported                                $  1,201     $    657     $  2,907     $  1,869
Add: Stock-based compensation expense included in
   reported net income, net of related tax effects          54           --           82           --
Less: Stock-based compensation expense determined
   under fair value based method                           (54)         (13)         (82)         (38)
                                                      -----------------------------------------------
Pro forma net income                                  $  1,201     $    644     $  2,907     $  1,831
                                                      ===============================================
Basic earnings per share as reported                  $   0.46     $   0.25     $   1.11     $   0.71
Pro forma basic earnings per share                        0.46         0.25         1.11         0.70

Diluted earnings per share as reported                    0.45         0.25         1.09         0.70
Pro forma diluted earnings per share                      0.45         0.24         1.09         0.69

Reclassifications:   Some  items  in  the  prior   financial   statements   were
reclassified to conform to the current presentation.


                                     --8--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                  Gross        Gross
                                                                Unrealized   Unrealized
                                                   Fair Value     Gains        Losses
                                                   ------------------------------------
                                                              (In thousands)
      September 30, 2005:
         Securities available for sale:
           U.S. Government and federal agency          7,650           10         (119)
           State and municipal                         5,897          210           --
           Mortgage-backed                            64,812           45       (1,173)
           Corporate bonds                            14,535           91         (128)
           Mutual funds                                  245           --           (5)
                                                    ----------------------------------
             Total securities available for sale    $ 93,139     $    356     $ (1,425)
                                                    ==================================

      December 31, 2004:
         Securities available for sale:
           U.S. Government and federal agency          4,739           --          (64)
           State and municipal                         6,613          256           --
           Mortgage-backed                            63,943          256         (661)
           Corporate bonds                            14,611           57          (91)
           Mutual funds                                  246           --           (4)
                                                    ----------------------------------
             Total securities available for sale    $ 90,152     $    569     $   (820)
                                                    ==================================

All unrealized losses are reviewed at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. While it's likely that we will hold the securities to maturity, we believe the unrealized losses are market driven and full principal will be recovered.


                                     --9--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. Loans

Loans at September 30, 2005 and December 31, 2004 consisted of the following:

                                          September 30, 2005   December 31, 2004
                                          --------------------------------------
                                                       (In thousands)
      Commercial                                $  86,152         $  73,374
      Mortgage loans on real estate:
           Residential                            107,014           100,553
           Commercial                             197,549           186,175
           Construction                            50,598            38,638
      Home equity                                  54,801            49,677
      Loans secured by deposit accounts               696               687
      Consumer                                      7,085             6,095
                                                ---------------------------
           Subtotal                               503,895           455,199
      Less:
           Allowance for loan losses               (5,929)           (4,523)
                                                ---------------------------
      Loans, net                                $ 497,966         $ 450,676
                                                ===========================


                                     --10--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Deposits

Deposits at September 30, 2005 and December 31, 2004 consisted of the following:

                                                         September 30, 2005  December 31, 2004
                                                         -------------------------------------
                                                                     (In thousands)
      Demand (NOW)                                             $  46,947        $  38,243
      Money market accounts                                      146,002          114,332
      Savings                                                     23,788           26,159
      Individual retirement accounts-certificates of
         deposits                                                 19,980           18,771
      Certificates of deposit, $100,000 and over                  60,406           65,705
      Other certificates of deposit                              102,544          104,259
                                                               ---------        ---------
      Total interest bearing deposits                            399,667          367,469

      Total non-interest bearing deposits                         47,996           43,837
                                                               ---------        ---------
             Total deposits                                    $ 447,663        $ 411,306
                                                               =========        =========

5. Supplemental Disclosure for Earnings Per Share

Earnings per share were computed as follows:

                                                                      Three months ended            Nine months ended
                                                                         September 30,                September 30,
                                                                  --------------------------    --------------------------
In thousands, except for share and per share amounts                  2005           2004           2005           2004
                                                                  -----------    -----------    -----------    -----------
Basic:
     Earnings:
         Net income                                               $     1,201    $       657    $     2,907    $     1,869
                                                                  ========================================================
     Shares:
         Weighted average common shares outstanding                 2,616,991      2,629,956      2,621,310      2,628,250
                                                                  ========================================================
Net income per share, basic                                       $      0.46    $      0.25    $      1.11    $      0.71
                                                                  ========================================================

Diluted:
     Earnings:
         Net income                                               $     1,201    $       657    $     2,907    $     1,869
                                                                  ========================================================
     Shares:
         Weighted average common shares outstanding                 2,616,991      2,629,956      2,621,310      2,628,250
              Add: Dilutive effect of outstanding stock awards         35,848         27,071         31,287         32,604
                                                                  --------------------------------------------------------
         Weighted average common shares outstanding, as
            adjusted                                                2,652,839      2,657,027      2,652,597      2,660,854
                                                                  ========================================================
Net income per share, diluted                                     $      0.45    $      0.25    $      1.09    $      0.70
                                                                  ========================================================

Stock options for 83,000 and 107,150 shares, respectively, of common stock were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2005 because their effect was antidilutive. The Company had no antidilutive stock options at September 30, 2004.


                                     --11--

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

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on September 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive loss and will be reclassified to earnings over the lives of the hedges. During the quarters ended September 30, 2005 and 2004, respectively, the Company recognized expense of $75,000 and income of $186,000. For the nine months ended September 30, 2005 and 2004, respectively, the Company recognized expense of $23,000 and income of $660,000. The fair values of the swaps as of September 30, 2005 and December 31, 2004 were liabilities of $1.8 million and $1.0 million, respectively, and were included in other liabilities.

7. Benefit Plans

The Company sponsors a defined benefit pension plan. The benefits are based on years of service and the employees' highest average of total compensation for five consecutive years of employment. In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants. The components of pension expense for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                    -------------------     -------------------
                                      2005        2004        2005        2004
                                    -------     -------     -------     -------
                                       (In thousands)          (In thousands)

Interest cost                       $    12     $    12     $    36     $    36
Expected return on plan assets          (11)        (11)        (33)        (31)
Amortization of unrecognized loss        10           9          30          26
                                    -------------------------------------------
Pension expense                     $    11     $    10     $    33     $    31
                                    ===========================================


                                     --12--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company made no contributions to its pension plan during the first nine months of 2005, but expects to contribute $28,000 during the remainder of the year.

During the second quarter of 2005, the Company awarded 24,000 performance units under the Performance Units Plan approved by shareholders at the Annual Meeting of Stockholders on May 18, 2004. The Company expensed $34,000 and $42,000, respectively, related to these awards during the three and nine months ended September 30, 2005.

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

                                                     Three months ended        Nine months ended
                                                        September 30,            September 30,
                                                        -------------            -------------
                                                     2005         2004         2005         2004
                                                     ----         ----         ----         ----
Unrealized holding gain (loss) on
   available for sale securities                   $   (310)    $  1,982     $   (795)    $    239
Less reclassification adjustments for
   gains recognized in income                            --           --          (23)        (138)
                                                   --------     --------     --------     --------
Net unrealized gain (loss) on securities
   available for sale, net of reclassifications        (310)       1,982         (818)         101

Unrealized holding gain (loss) on interest
   rate swaps                                          (452)       1,029         (837)         459
Amounts reclassified to interest income                  76         (186)          23         (660)
                                                   --------     --------     --------     --------
Net unrealized gain (loss) on interest rate
   swaps, net of reclassifications                     (376)         843         (814)        (201)

Change in minimum pension liability                      12           (6)          11           (2)
                                                   --------     --------     --------     --------

Other comprehensive income (loss)
   before tax effects and cumulative
   effect of change in accounting principle            (674)       2,819       (1,621)        (102)
Tax effect                                              247       (1,000)         591           45
                                                   --------     --------     --------     --------

Other comprehensive income (loss)                  $   (427)    $  1,819     $ (1,030)    $    (57)
                                                   ========     ========     ========     ========


                                     --13--

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

Financial Condition

Total assets increased 9.7% to $647.6 million at September 30, 2005 from $590.1 million at December 31, 2004, primarily as a result of increases in net loans of $47.3 million and cash and due from banks of $4.2 million. The growth in total assets was funded primarily by increases in total deposits and Federal Home Loan Bank advances.

Net loans increased 10.5% to $498.0 million at September 30, 2005 from $450.7 million at December 31, 2004 and were primarily funded through the growth in deposits. Loan growth was primarily concentrated in commercial business and real estate loans, residential real estate loans, and construction loans as the Company continues to see strong demand for these types of loans. The Company currently sells most fifteen and thirty-year conforming mortgage loans into the secondary market.

Securities available for sale increased $3.0 million from December 31, 2004 to $93.1 million at September 30, 2005. The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits increased $36.4 million to $447.7 million at September 30, 2005 from $411.3 million at December 31, 2004. Growth in deposits occurred primarily in money market accounts, which the Company attributes to an offering rate generally higher than market. Money market accounts grew 27.7% to $146.0 million for the nine months ended September 30,


                                     --14--

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

2005. Non-interest deposits increased 9.5% to $48.0 million over the first nine months of 2005, which the Company attributes to its ongoing initiatives to improve customer service.

Results of Operations

Net Income. Net income was $1,201,000 for the three months ended September 30, 2005 as compared to $657,000 for the three months ended September 30, 2004, an increase of 82.8%. Basic and diluted net income per share were $0.46 and $0.45, respectively, for the third quarter of 2005, an increase of 84.0% and 80.0% when compared to $0.25 for both measures in the same period in 2004. Annualized returns on average assets and average stockholders' equity were 0.75% and 10.94%, respectively, for the third quarter of 2005, compared to 0.47% and 6.23%, respectively, for the same period in 2004. The increase in net income between the periods is attributable primarily to a $656,000 non-taxable gain on life insurance benefit.

Net income was $2,907,000 for the nine months ended September 30, 2005 as compared to $1,869,000 for the nine months ended September 30, 2004, an increase of 55.5%. Basic net income per share was $1.11 for the nine months of 2005, an increase of 56.3% when compared to $0.71 for the same period in 2004. Net income per share on a diluted basis was $1.09 for the first nine months of 2005, an increase of 55.7% when compared to the $0.70 for the same period in 2004. Annualized returns on average assets and stockholders' equity were 0.63% and 9.01%, respectively, for the nine months of 2005, compared to 0.46% and 5.85%, respectively, for the same period in 2004. The increase in net income for the nine months ended September 30, 2005 is attributable to the previously mentioned reason above, as well as a $228,000 gain, net of related tax impact, recognized mostly in the second quarter of 2005 on the disposition of an equity stock position held in a company that provides data processing services to the banking industry.

Net interest income. Net interest income increased $726,000, or 19.2%, for the third quarter of 2005 compared to the third quarter of 2004 due to the growth in the Company's earning assets and a higher net interest margin. The net interest margin for the third quarter of 2005 was 2.99% compared to 2.86% for the equivalent period in 2004. Management attributes the margin expansion to an increase in the yield on earning assets as a result of generally rising interest rates. Average earning assets increased 13.8% to $599.1 million for the three months ended September 30, 2005 from $526.3 million for the equivalent period in 2004, resulting mostly from growth in the Company's loan portfolio.

Net interest income increased $2.4 million, or 21.6%, for the nine months ended September 30, 2005 compared to the same period in 2004. The Company's net interest margin increased from 2.85% for the first nine months of 2004 to 3.01% for the same period in 2005. Management attributes the margin expansion to the asset sensitive position of the Company, where rate sensitive assets reprice quicker than rate sensitive liabilities in a rising rate environment such as existed during the third quarter of 2005.

The cost of interest-bearing liabilities continues to be significantly affected by the $98.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to the Company. If an advance is put back to the Company by the FHLB,


                                     --15--

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

the Company can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). The Company estimates that the three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on any of the individual advances. The Company uses FHLB advances for both short- and long-term funding. The balances reported at both September 30, 2005 and December 31, 2004 are substantially comprised of long-term advances.


                                     --16--

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

                                                                      Three Months Ended September 30,
                                                  ----------------------------------------------------------------------------
                                                                 2005                                   2004
                                                  ------------------------------------    ------------------------------------
                                                   Average                   Average       Average                   Average
                                                   Balance     Interest     Yield/Cost     Balance     Interest     Yield/Cost
                                                  ---------    ---------    ---------     ---------    ---------    ----------
                                                            (In thousands)                          (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks           $   1,262    $       8         2.51%    $   3,164    $      12         1.51%
   Taxable securities                                81,472          810         3.94%       89,885          818         3.62%
   Non-taxable securities                             5,703           72         5.01%        6,362           79         4.94%
   Total loans and fees (1) (2)                     502,127        8,078         6.38%      418,686        6,028         5.73%
   FHLB stock                                         8,545          102         4.74%        8,242           90         4.34%
                                                  ---------    ---------                  ---------    ---------
Total earning assets                                599,109        9,070         6.01%      526,339        7,027         5.31%

   Less: Allowance for loan losses                    5,409                                   4,618
   Non-earning assets:
   Cash and due from banks                           14,572                                  11,580
   Bank premises and equipment, net                  11,210                                  11,828
   Accrued interest receivable and other
     assets                                          15,398                                  13,893
                                                  ---------                               ---------
Total assets                                      $ 634,880                               $ 559,022
                                                  =========                               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                              $ 220,235    $   1,260         2.27%    $ 182,610    $     581         1.27%
   Time deposits                                    182,090        1,600         3.49%      166,207        1,251         3.00%
   Federal funds purchased and repurchase
     agreements                                      50,630          398         3.12%       31,923           81         1.01%
   FHLB advances                                     82,402        1,186         5.71%       83,000        1,249         5.99%
   Subordinated debentures                            7,000          110         6.23%        7,000           75         4.26%
                                                  ---------    ---------                  ---------    ---------
Total interest-bearing liabilities                  542,357        4,554         3.33%      470,740        3,237         2.74%

Non-interest bearing liabilities:
Non-interest demand deposits                         47,585                                  42,885
Accrued interest payable and other liabilities        1,389                                   3,412
Stockholders' equity                                 43,549                                  41,985
                                                  ---------                               ---------
Total liabilities and stockholders' equity        $ 634,880                               $ 559,022
                                                  =========                               =========
Net interest income                                            $   4,516                               $   3,790
                                                               =========                               =========
Net interest spread                                                              2.68%                                   2.57%
Net interest margin                                                              2.99%                                   2.86%

(1) The amount of fee income included in interest on loans was $212 and $136 for the three months ended September 30, 2005 and 2004.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.


                                     --17--

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                                                       Nine Months Ended September 30,
                                                  ----------------------------------------------------------------------------
                                                                 2005                                    2004
                                                  ------------------------------------    ------------------------------------
                                                   Average                   Average       Average                   Average
                                                   Balance     Interest     Yield/Cost     Balance     Interest     Yield/Cost
                                                  ---------    ---------    ----------    ---------    ---------    ----------
                                                            (In thousands)                          (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with banks           $   2,881    $      45         2.09%    $   3,753    $      32         1.14%
   Taxable securities                                82,904        2,411         3.89%       79,756        2,137         3.58%
   Non-taxable securities                             5,842          217         4.97%        9,543          296         4.14%
   Total loans and fees(1) (2)                      486,979       22,590         6.20%      408,803       17,498         5.72%
   FHLB stock                                         8,491          273         4.30%        8,151          278         4.56%
                                                  ---------    ---------    ---------     ---------    ---------    ---------
Total earning assets                                587,097       25,536         5.82%      510,006       20,241         5.30%

   Less: Allowance for loan losses                    4,949                                   4,445
   Non-earning assets:
   Cash and due from banks                           12,316                                  10,883
   Bank premises and equipment, net                  11,370                                  11,684
   Accrued interest receivable and other
     assets                                          14,105                                  14,530
                                                  ---------                               ---------
Total assets                                      $ 619,939                               $ 542,658
                                                  =========                               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                              $ 208,009    $   3,061         1.97%    $ 167,792    $   1,390         1.11%
   Time deposits                                    183,172        4,528         3.31%      169,936        3,926         3.10%
   Federal funds purchased and repurchase
     agreements                                      47,379          924         2.61%       33,051          206         0.83%
   FHLB advances                                     83,209        3,490         5.61%       83,984        3,757         5.98%
   Subordinated debentures                            7,000          303         5.79%        2,792           85         4.07%
                                                  ---------    ---------                  ---------    ---------
Total interest-bearing liabilities                  528,769       12,306         3.11%      457,555        9,364         2.73%

Non-interest bearing liabilities:
Non-interest demand deposits                         46,882                                  40,290
Accrued interest payable and other liabilities        1,157                                   2,126
Stockholders' equity                                 43,131                                  42,687
                                                  ---------                               ---------
Total liabilities and stockholders' equity        $ 619,939                               $ 542,658
                                                  =========                               =========
Net interest income                                            $  13,230                               $  10,877
                                                               =========                               =========
Net interest spread                                                              2.71%                                   2.57%
Net interest margin                                                              3.01%                                   2.85%

(1) The amount of fee income included in interest on loans was $530 and $411 for the nine months ended September 30, 2005 and 2004.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.


                                     --18--

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

                                                 ----------------------------------     ----------------------------------
                                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                                               2005                                    2005
                                                            compared to                             compared to
                                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                                               2004                                    2004
                                                     Increase/(Decrease) Due to              Increase/(Decrease) Due to
                                                 ----------------------------------     ----------------------------------
                                                 Total Net                              Total Net
                                                  Change       Volume        Rate         Change       Volume        Rate
                                                 ----------------------------------     ----------------------------------
                                                           (In thousands)                         (In thousands)
Interest income:
   Interest-bearing deposits with banks          $     (4)    $    (10)    $      6     $     13     $     (9)    $     22
   Taxable securities                                  (8)         (80)          72          274           87          187
   Tax-exempt securities                               (7)          (8)           1          (79)        (130)          51
   Total loans and fees                             2,050        1,290          760        5,092        3,541        1,551
   FHLB stock                                          12            3            9           (5)          11          (16)
                                                 -------------------------------------------------------------------------
Total increase (decrease) in interest income        2,043        1,195          848        5,295        3,500        1,795
                                                 -------------------------------------------------------------------------

Interest expense:
   Savings and other                                  679          139          540        1,671          394        1,277
   Time Deposits                                      349          127          222          602          317          285
   Federal funds purchased and repurchase
     agreements                                       317           69          248          718          121          597
   FHLB advances                                      (63)          (9)         (54)        (267)         (34)        (233)
   Subordinated debentures                             35           --           35          218          171           47
                                                 -------------------------------------------------------------------------
Total increase (decrease) in interest expense       1,317          326          991        2,942          969        1,973
                                                 -------------------------------------------------------------------------
Increase (decrease) in net interest income       $    726     $    869     $   (143)    $  2,353     $  2,531     $   (178)
                                                 =========================================================================


                                     --19--

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

Summary of Loan Loss Experience:

                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                ---------------------     ---------------------
Activity for the period ended:    2005         2004         2005         2004
                                --------     --------     --------     --------
                                    (In thousands)            (In thousands)
Beginning balance               $  5,253     $  4,629     $  4,523     $  4,034
Charge-offs:
   Residential real estate           (60)         (22)         (83)         (22)
   Commercial real estate             --         (211)          --         (339)
   Construction                       --           --           --           --
   Commercial business                (5)          (2)        (138)         (17)
   Home equity                       (33)          --         (158)          (1)
   Consumer                           (7)         (29)         (44)         (33)
                                -----------------------------------------------
       Total                        (105)        (264)        (423)        (412)

Recoveries:
   Residential real estate            --           --           --           --
   Commercial real estate              2           13            6           20
   Construction                       --           --           --           --
   Commercial business                --            4           32           12
   Home equity                        --           --            3           --
   Consumer                            4            2          138           10
                                -----------------------------------------------
       Total                           6           19          179           42
                                -----------------------------------------------
   Net loan charge-offs              (99)        (245)        (244)        (370)

Provision                            775          260        1,650          980
                                -----------------------------------------------
Ending balance                  $  5,929     $  4,644     $  5,929     $  4,644
                                ===============================================

Provision for loan losses was $515,000 more than the same quarter last year, primarily as a result of an increase in impaired loans from September 30, 2004. Provision for loan losses increased $670,000 during the first nine months of 2005 as compared to the same period of 2004, primarily due to the increase in impaired loans of $3.1 million at September 30, 2005, compared to September 30, 2004.

Federal regulations require insured institutions to classify their assets on a regular basis. The regulations provide for three categories of classified loans: substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of


                                     --20--

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

Non-performing assets. Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and
118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans increased to $4.7 million at September 30, 2005 as compared to $0.8 million at December 31, 2004 because of a specific borrower situation representing $2.6 million of impaired loans that the company is currently trying to resolve. Management feels it has specifically addressed the risk associated with these loans through the allowance for loan losses.

                                                   September 30, 2005   December 31, 2004
                                                   --------------------------------------
                                                               (In thousands)
Loans on non-accrual status                              $   5,560         $   1,588
Loans past due 90 days or more and still accruing               41                --
                                                         ---------------------------
Total non-performing loans                                   5,601             1,588

Other real estate owned                                        106               106
                                                         ---------------------------
Total non-performing assets                              $   5,707         $   1,694
                                                         ===========================
Non-performing loans to total loans                           1.11%             0.35%
Non-performing assets to total loans                          1.13%             0.37%
Allowance as a percent of non-performing loans              105.86%           284.82%
Allowance as a percent of total loans                         1.18%             0.99%


                                     --21--

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income increased 109.3% to $1,729,000 for third quarter of 2005 compared to the same period in 2004 primarily as a result of the gain on life insurance benefit. Service charges on deposit accounts increased 23.7% due to an increase in the number of non-interest checking accounts. Gain on sale of mortgage loans increased $89,000 compared to the same period in 2004, primarily due to the implementation of the Company's strategic plan to increase its presence in the local residential mortgage origination market.

Non-interest income increased $1,443,000 or 59.2% for the nine months ended September 30, 2005 compared to the same period in 2004. Non-interest income increased for substantially the same reasons as the quarterly change previously described.

Non-interest expense. Non-interest expense increased 16.7% for the third quarter of 2005 compared to the same period in 2004 due to increases in salaries and benefits, data processing, and other expenses. Salaries and employee benefits increased because of the addition of commercial sales staff in Jefferson County, Kentucky, incremental loan operations personnel to support the Company's loan growth over the last year, and an increase in mortgage sales and operations personnel as the Company is currently re-engineering its mortgage loan operations to improve its competitive position within the metropolitan Louisville market. Data processing expense increased primarily because of costs associated with incremental core data processing services.

Non-interest expense increased 18.3% or $1.8 million for the nine months ended September 30, 2005 compared to the same period in 2004. Non-interest expense increased for substantially the same reasons as the quarterly change previously described.

Income tax expense. Income tax expense for the three months ended September 30, 2005 was $127,000 compared to $150,000 for the same period in 2004. Income before income taxes increased from $807,000 for the three months ended September 30, 2004 to $1,328,000 for the same period in 2005. Tax-exempt income increased substantially for the three and nine months ended September 30, 2005 due to the non-taxable gain on life insurance benefit previously discussed. Consequently, the effective tax rate for the three months ended September 30, 2005 decreased to 9.6% from 18.6% for the same period in 2004. For the nine months ended September 30, 2005 and 2004, respectively, the effective tax rates were 18.7% and 18.1%.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2005, the Company had cash and interest-bearing deposits with banks of $14.6 million and securities available-for-sale with a fair value of $93.1 million. If the Company requires funds beyond the funds it is able to generate internally, it has $23 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis and unused federal funds lines of credit with various nonaffiliated financial institutions of $32.2 million.


                                     --22--

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2005, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

September 30, 2005:

                                                                Total           Tier 1         Tier 1
                                                              Capital To      Capital To     Capital To
                                                            Risk-weighted   Risk-weighted     Average
                                                                Assets          Assets         Assets
                                                            -------------------------------------------
Consolidated                                                    10.7%            9.6%           8.2%
Bank                                                            10.5%            9.4%           8.0%

Minimum to be well capitalized under regulatory
  capital requirements:                                         10.0%            6.0%           5.0%

December 31, 2004:

                                                                Total           Tier 1         Tier 1
                                                              Capital To      Capital To     Capital To
                                                            Risk-weighted   Risk-weighted     Average
                                                                Assets          Assets         Assets
                                                            -------------------------------------------
Consolidated                                                    11.3%           10.4%           8.7%
Bank                                                            11.2%           10.3%           8.6%

Minimum to be well capitalized under regulatory
  capital requirements:                                         10.0%            6.0%           5.0%

The Company has been repurchasing shares of its common stock since May 21, 1999. A net total of 384,023 shares at an aggregate cost of $5.7 million have been repurchased since that time under both the current and prior repurchase plans. The Company's Board of Directors authorized a share repurchase plan in October 2004 under which a maximum of $5.0 million of the Company's common stock may be purchased. Through September 30, 2005, a net total of $373,000 had been expended to purchase 17,802 shares under the current repurchase plan.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of the Company's off balance sheet arrangements and contractual obligations at September 30, 2005 were not significantly different from the information that was reported in the Company's annual report on Form 10-K for the year ended December 31, 2004.


                                     --23--

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), it is estimated that as of September 30, 2005 the Company's net interest income would decrease by an estimated 2.5%, or $419,000, over the one year forecast horizon. However, considering reasonable growth assumptions, the Company expects that net interest income should increase over the forecast horizon. As of December 31, 2004, in the Up 200 Scenario the Company estimated that net interest income would decrease 1.0%, or $170,000, over a one year forecast horizon ending December 31, 2005. Given a gradual 200 basis point decrease in the projected yield curve used in the simulation model (Down 200 Scenario), it is estimated that as of September 30, 2005 the Company's net interest income would decrease by an estimated 1.3%, or $229,000, over the one year forecast horizon. As of December 31, 2004, given a gradual decrease 100 basis point decrease in the projected yield curve, the Company estimated that net


                                     --24--

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

interest income would increase 0.8%, or $123,000, over a one year forecast horizon ending December 31, 2005.

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

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate the Company's estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of September 30, 2005 and December 31, 2004, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future.

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of September 30, 2005:

                                      Interest Rate Sensitivity as of September 30, 2005
                                   --------------------------------------------------------
                                   Gradual Decrease in                  Gradual Increase in
                                       Rates of 200                         Rates of 200
                                       Basis Points           Base          Basis Points
                                   --------------------------------------------------------
                                                         (In thousands)
Projected interest income:
   Loans                                 $  30,214          $  32,095         $  33,945
   Investments                               3,962              4,113             4,246
   FHLB stock                                  385                385               385
   Interest-bearing bank deposits               41                 58                75
                                         ----------------------------------------------
Total interest Income                       34,602             36,651            38,651

Projected interest expense:
   Deposits                                 10,684             11,840            13,576
   Federal funds purchased
     and repurchase agreements               1,059              1,548             2,036
   FHLB advances                             5,386              5,502             5,637
   Subordinated debentures                     421                480               540
                                         ----------------------------------------------
Total interest expense                      17,550             19,370            21,789
                                         ----------------------------------------------
Net interest income                      $  17,052          $  17,281         $  16,862
                                         ==============================================

Change from base                         $    (229)                           $    (419)
Percent change from base                      (1.3)%                               (2.5)%


                                     --25--

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2004:

                                       Interest Rate Sensitivity as of December 31, 2004
                                   --------------------------------------------------------
                                    Gradual Decrease in                Gradual Increase in
                                   Interest Rates of 100              Interest Rates of 200
                                        Basis Points          Base         Basis Points
                                   --------------------------------------------------------
                                                         (In thousands)
Projected interest income:
   Loans                                 $  25,845          $  26,660         $  28,361
   Investments                               3,606              3,681             3,837
   FHLB stock                                  355                355               355
   Interest-bearing bank deposits               32                 42                62
                                         ----------------------------------------------
Total interest income                       29,838             30,738            32,615

Projected interest expense:
   Deposits                                  7,990              8,457             9,887
   Federal funds purchased
     and repurchase agreements                 570                811             1,292
   FHLB advances                             4,598              4,637             4,713
   Subordinated debentures                     344                374               434
                                         ----------------------------------------------
Total interest expense                      13,502             14,279            16,326
                                         ----------------------------------------------
Net interest income                      $  16,336          $  16,459         $  16,289
                                         ==============================================
Change from base                         $    (123)                           $    (170)
Percent change from base                      (0.8)%                               (1.0)%


                                     --26--

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


                                     --27--

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits

Exhibits

      The  exhibits  required  by Item 601 of  Regulation  S-K are listed in the
      Exhibit Index of this Form 10-Q and are filed as a part of this report.


                                     --28--

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       COMMUNITY BANK SHARES OF INDIANA, INC.
                                       (Registrant)


Dated: November 10, 2005               BY: /s/ James D. Rickard
------------------------                   ----------------------------------
                                           James D. Rickard
                                           President and
                                             Chief Executive Officer
                                           (Principal Executive Officer)


Dated: November 10, 2005               BY: /s/ Paul A. Chrisco
------------------------                   ----------------------------------
                                           Paul A. Chrisco
                                           Senior Vice-President and
                                             Chief Financial Officer
                                           (Principal Financial Officer)


                                     --29--

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                  EXHIBIT INDEX

  Exhibit No.                              Description
---------------   --------------------------------------------------------------
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


                                     --30--