Form 10-K
period 2005-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2006-03-30
CIK 933590

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

                   For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |_| NO |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $23.50 per share of such stock as of March 15, 2006, was $60,877,784. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of March 15, 2006, there were issued and outstanding 2,590,544 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Proxy Statement for the Annual Meeting of Stockholders on May 16, 2006.

                                    Form 10-K
                                      Index

                                                                                                              Page
                                                                                                              ----
Part I:
       Item 1.  Business                                                                                        3
       Item 1A  Risk Factors                                                                                    8
       Item 2.  Properties                                                                                     12
       Item 3.  Legal Proceedings                                                                              12
       Item 4.  Submission of Matters to a Vote of Security Holders                                            12

Part II:
       Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                       Purchase of Equity Securities                                                           13
       Item 6.  Selected Financial Data                                                                        14
       Item 7.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                                   15
       Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                     28
       Item 8.  Financial Statements and Supplementary Data                                                    30

Part III:
       Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures          63
       Item 9A. Controls and Procedures                                                                        63
       Item 9B  Other Information
       Item 10. Directors and Executive Officers of the Registrant                                             63
       Item 11. Executive Compensation                                                                         63
       Item 12. Security Ownership of Certain Beneficial Owners
                       and Management and Related Stockholder Matters                                          63
       Item 13. Certain Relationships and Related Transactions                                                 63
       Item 14. Principal Accountant Fees and Services                                                         63

Part IV:
       Item 15. Exhibits and Financial Statement Schedules                                                     64

Signatures                                                                                                     65

Index of Exhibits                                                                                              66

PART I

ITEM 1. BUSINESS

General

Community Bank Shares of Indiana, Inc. (the "Company") is a one bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiary is Your Community Bank (the "Bank"), renamed from Community Bank of Southern Indiana during the fourth quarter of 2005. Until November 14, 2003, the Company also operated four bank offices in Jefferson and Nelson County, Kentucky through its wholly-owned banking subsidiary, Community Bank of Kentucky, Inc. ("CBKY"). On November 14, 2003 CBKY was merged with and into the Bank. The Bank is a state-chartered stock commercial bank headquartered in New Albany, Indiana and is regulated by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation.

The Bank has three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities previously owned by the Bank.

The Bank also has a Community Development Entity (CDE) subsidiary in July 2002 named CBSI Development Fund, Inc. The CDE enables the Bank to participate in the federal New Markets Tax Credit (NMTC) Program. The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE's.

During June 2004, the Company completed a placement of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I ("Trust"), a trust formed by the Company. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the Company's financial statements reflect the subordinated debt issued by the Company to the Trust.

The Company had total assets of $665.0 million, total deposits of $464.8 million, and stockholders' equity of $42.8 million as of December 31, 2005. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

Business Strategy

The Company's current business strategy is to operate a well-capitalized, profitable and independent community bank with a significant presence in its primary market areas. The Company's growth strategy is focused on expansion through organic growth within its market areas. The Bank offers business and personal banking services through a full range of deposit products that include non-interest and interest-bearing checking accounts, ATM's, debit cards, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. The Bank's loan products include: secured and unsecured business loans of various terms to local businesses and professional organizations; consumer loans including home equity lines of credit, automobile and recreational vehicle, construction, and loans secured by deposit accounts; and residential real estate loans. In addition, the Company also offers non-deposit investment products such as stocks, bonds, mutual funds, and annuities to customers within its banking market areas through a strategic alliance with Smith Barney.

Internal Growth. Management believes the optimum way to grow the Company is by attracting new loan and deposit customers within its existing markets through its extensive product offering and attentive customer service. Management believes the Bank's customers seek a banking relationship with a service-oriented community banking institution and feels the Company's banking centers have an atmosphere which facilitates personalized service and a broad range of product offerings to meet customers' needs. However, the Company will consider acquisition opportunities that help advance its strategic objectives.

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

Residential Real Estate Loans. The Company originates one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company's market area. While the Company currently sells most residential real estate loans into the secondary market, the Company occasionally originates and retains these loans in its own portfolio. The majority of the Company's residential mortgage loans consist of loans secured by owner-occupied, single family residences. The Company currently offers residential mortgage loans for terms up to thirty years, with adjustable ("ARM") or fixed interest rates. Origination of fixed-rate mortgage loans versus ARM loans is monitored continuously and is affected significantly by the level of market interest rates, customer preference, and loan products offered by the Company's competitors. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

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

Consumer Loans. The principal types of consumer loans offered by the Company are home equity lines of credit, auto loans, home improvement loans, and loans secured by deposit accounts. Home equity lines of credit are predominately made at rates which adjust periodically and are indexed to the prime rate. Some consumer loans are offered on a fixed-rate basis depending upon the borrower's preference. The Company's home equity lines of credit are generally secured by the borrower's principal residence and a personal guarantee.

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

Mortgage-Banking Operations. The Bank originates qualified government guaranteed loans and conventional secondary market loans which are generally sold with the servicing released. This arrangement provides necessary liquidity to the Bank while providing additional loan products to the Bank's customers.

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

Commercial loans are underwritten by the commercial loan officer who makes the initial contact with the customer applying for credit. The underwriting of these loans is reviewed after the fact by the Risk Management area for compliance with the Company's general underwriting standards. A loan exceeding the authority of the underwriting loan officer requires the approval of other officers of the Bank based upon individual lending authorities, or the Board of Directors of the Bank, depending on the loan amount.

Loan Commitments. The Company issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made with specified terms and conditions for periods of thirty days for commercial real estate loans and sixty days for residential real estate loans.

Employees

As of December 31, 2005, the Company employed 197 employees, 171 full-time and 26 part-time. None of these employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

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

The Bank's primary market areas consist of Floyd and Clark counties in Southern Indiana and Jefferson and Nelson counties in Kentucky. These are four of the thirteen counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of one million. The aggregate population of Floyd and Clark counties is approximately 172,000 and the populations of Jefferson and Nelson Counties are approximately 700,000 and 40,000, respectively. The Company's headquarters are located in New Albany, Indiana, a city of 37,000 located approximately three miles from the center of Louisville.

Nature of Company's Business

The business of the Company is not seasonal. The Company's business does not depend upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Company. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental entity.

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

As a state-chartered commercial bank, the Bank is subject to examination, supervision and extensive regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Indiana Department of Financial Institutions ("DFI"). The Bank is a member of and owns stock in the Federal Home Loan Bank ("FHLB") of Indianapolis, and Cincinnati. The FHLB institutions located in Indianapolis and Cincinnati are two of the twelve regional banks in the FHLB system. The Bank is also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Bank is subject is intended primarily for the protection of Bank customers and depositors, and not Company shareholders.

The FDIC and DFI regularly examine the Bank and prepare reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The relationship of the Bank with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the form and content of the Bank's mortgage documents and communication of loan and deposit rates to both existing and prospective customers. Financial institutions in various regions of the United States have been called upon by examiners to write down assets to their fair market values and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

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

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than ten percent stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (15% of the Bank's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2005 the Bank was in compliance with the above restrictions.

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

Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately-capitalized and may require an adequately-capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2005, the Company and the Bank were deemed well-capitalized for purposes of the above regulations.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis and Cincinnati. The FHLB of Indianapolis and Cincinnati are two of the 12 regional FHLB's that, prior to the enactment of FIRREA, were regulated by the Federal Home Loan Bank Board (FHLBB). FIRREA separated the home financing credit function of the FHLB's from the regulatory functions of the FHLB's regarding savings institutions and their insured deposits by transferring oversight over the FHLB's from the FHLBB to a new federal agency, the Federal Home Financing Board ("FHFB").

As a member of the FHLB system, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2005, $8.6 million of FHLB stock was outstanding for the Bank, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock.

Accounting. An FDIC policy statement applicable to all banks clarifies and re-emphasizes that the investment activities of a bank must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with U.S. generally accepted accounting principles. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held to maturity, available for sale or available for trading) with appropriate documentation. The Bank is in compliance with these amended rules.

Insurance of Accounts. The Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation) and, except for certain deposits assumed by the Bank upon the merger of Heritage Bank of Southern Indiana into the Bank in 2002, which are insured by the Bank Insurance Fund
(BIF), are insured by the Savings Association Insurance Fund (SAIF). This insurance is backed by the full faith and credit of the United States Government. The SAIF and the BIF are both administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk-related premium system. Each insured institution is assigned to one of three capital groups: well-capitalized, adequately-capitalized or undercapitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution's primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the nine risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well-capitalized, subgroup "A" category institutions are assessed the lowest insurance rate, while institutions assigned to the undercapitalized subgroup "C" category are assessed the highest insurance rate. As of December 31, 2005 the Bank was assigned to the well-capitalized, subgroup "A" category and paid an annual insurance rate of 1.32 cents per $100 of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Cash on hand or on deposit with the Federal Reserve Bank of $4.1 million and $3.2 million was required to meet regulatory reserve and clearing requirements at year-end 2005 and 2004, respectively. These balances do not earn interest.

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

ITEM 1A. RISK FACTORS

Risk Factors. There are a number of factors, including those specified below, that may adversely affect the Company's business, financial results or stock price. Additional risks that the Company currently does not know about or currently views as immaterial may also impair the Company's business or adversely impact its financial results or stock price.

Industry Risk Factors

Changes in the laws, regulations and policies governing financial services companies could alter the Company's business environment and adversely affect operations. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part the Company's cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect the Company's net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that the Company holds, such as debt securities and mortgage servicing rights.

The Company and its bank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole. Congress and state legislatures and federal and state agencies continually review banking laws, regulations and policies for possible changes. Changes in statutes, regulations or policies could affect the Company in substantial and unpredictable ways, including limiting the types of financial services and products that the Company offers and/or increasing the ability of non-banks to offer competing financial services and products. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Company's financial condition or results of operations.

The financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Company's financial results. The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The Company competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Many of the Company's competitors have fewer regulatory constraints and some have lower cost structures. Also, the potential need to adapt to industry changes in information technology systems, on which the Company and financial services industry are highly dependent, could present operational issues and require capital spending.

Changes in consumer use of banks and changes in consumer spending and saving habits could adversely affect the Company's financial results. Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This "disintermediation" could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect the Company's operations, and the Company may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

The Company's business and financial results are significantly affected by general business and economic conditions. Risks associated with unpredictable economic and political conditions may be amplified as a result of the Company's limited market area. Commercial banks and other financial institutions are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. Conditions such as inflation, value of the dollar, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond the Company's control may adversely affect profitability. In addition, almost all of the Company's primary business area is located in Southern Indiana and Jefferson County, Kentucky. A significant downturn in this regional economy may result in, among other things, deterioration in the Bank's credit quality or a reduced demand for credit and may harm the financial stability of the Bank's customers. Due to the regional market area, these negative conditions may have a more noticeable effect on the Company than would be experienced by an institution with a larger, more diverse market area.

Changes in the domestic interest rate environment could reduce the Company's net interest income. Interest rate volatility could significantly harm the Company's business. Its results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of earnings is net interest income, which is the difference between the income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. A change in market interest rates could adversely affect earnings if market interest rates change such that the interest the Bank pays on deposits and borrowings increases faster than the interest it collects on loans and investments. Consequently, along with other financial institutions generally, the Company is sensitive to interest rate fluctuations.

Company Risk Factors

The Company's allowance for loan losses may not be adequate to cover actual losses. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company's allowance for loan losses is based on its historical loss experience as well as an evaluation of the risks associated with its loan portfolio, including the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. The Company's allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect its financial results.

The Company may suffer losses in its loan portfolio despite its underwriting practices. The Company's results of operations are significantly affected by the ability of borrowers to repay their loans. Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is historically small, but if nonpayment levels are greater than anticipated, the Company's earnings and overall financial condition, as well as the value of its common stock, could be adversely affected. No assurance can be given that the Company's underwriting practices or monitoring procedures and policies will reduce certain lending risks. Loan losses can cause insolvency and failure of a financial institution and, in such an event, the Company's stockholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect profitability. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Maintaining or increasing the Company's market share may depend on lowering prices and market acceptance of new products and services. The Company's success depends, in part, on its ability to adapt its products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce the Company's net interest margin and revenues from its fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require the Company to make substantial expenditures to modify or adapt the Company's existing products and services. Also, these and other capital investments in the Company's businesses may not produce expected growth in earnings anticipated at the time of the expenditure. The Company might not be successful in introducing new products and services, achieving market acceptance of its products and services, or developing and maintaining loyal customers.

Because the nature of the financial services business involves a high volume of transactions, the Company faces significant operational risks. Operational risk is the risk of loss resulting from the Company's operations, including, but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation.

The Company's reported financial results depend on management's selection of accounting methods and certain assumptions and estimates. The Company's accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company's management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management's judgment of the most appropriate manner to report the Company's financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Company's reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting the Company's financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include (without limitation): the allowance for credit losses; the valuation of goodwill and other intangible assets; and income taxes.

Changes in accounting standards could materially impact the Company's financial statements. From time to time, the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of the Company's financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company's restating prior period financial statements.

Acquisitions and the addition of branch facilities may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties. The Company regularly explores opportunities to establish branch facilities and acquire other banks or financial institutions. New or acquired branch facilities and other facilities may not be profitable. The Company may not be able to correctly identify profitable locations for new branches and the costs to start up new branch facilities or to acquire existing branches, and the additional costs to operate these facilities, may increase its noninterest expense and decrease earnings in the short term. It may be difficult to adequately and profitably manage growth through the establishment of these branches. In addition, the Company can provide no assurance that these branch sites will successfully attract enough deposits to offset the expenses of operating these branch sites. Any new or acquired branches will be subject to regulatory approval, and there can be no assurance that it will succeed in securing such approvals.

The Company cannot predict the number, size or timing of acquisitions. Difficulty in integrating an acquired business or company may cause the Company not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Company's business or the business of the acquired company, or otherwise adversely affect the Company's ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

The Company's business could suffer if the Company fails to attract and retain skilled people. The Company's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities the Company engages in can be intense. The Company may not be able to hire the best people or to keep them.

Significant legal actions could subject the Company to substantial uninsured liabilities. The Company is from time to time subject to claims related to its operations. These claims and legal actions, including supervisory actions by the Company's regulators, could involve large monetary claims and significant defense costs. To protect itself from the cost of these claims, the Company maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations. However, the Company's insurance coverage may not cover all claims against the Company or continue to be available to the Company at a reasonable cost. As a result, the Company may be exposed to substantial uninsured liabilities, which could adversely affect the Company's results of operations and financial condition.

The Company is exposed to risk of environmental liability when it takes title to properties. In the course of the Company's business, the Company may foreclose on and take title to real estate. As a result, the Company could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Company becomes subject to significant environmental liabilities, its financial condition and results of operations could be adversely affected.

The Company's stock price can be volatile and there is a limited trading market for the Company's stock. The Company's stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in the Company's quarterly operating results; recommendations by securities analysts; acquisitions or business combinations; operating and stock price performance of other companies that investors deem comparable to the Company; new technology used or services offered by the Company's competitors; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the Company's stock price to decrease regardless of the Company's operating results.

In addition, there is a limited trading market for the Company's common stock and shareholders may not be able to resell shares at or above the price paid for them. The price of the common stock purchased may decrease significantly. Although the Company's common stock is quoted on the Nasdaq Capital Market under the symbol "CBIN", trading activity in the stock historically has been sporadic. A public trading market having the desired characteristics of liquidity and order depends on the presence in the market of willing buyers and sellers at any given time. The presence of willing buyers and sellers depends on the individual decisions of investors and general economic conditions, all of which are beyond the Company's control.

The Company's historical growth rates may not be sustainable. The Company may not be able to maintain and manage its growth, which may adversely affect its results of operations and financial condition and the value of its common stock. No assurance can be provided that the Bank will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms, expanding its asset base to a targeted size and managing the costs and implementation risks associated with its growth strategy. There can be no assurance that further expansion will be profitable or that the Company's historical rate of growth will continue to be sustained, either through internal growth or otherwise, or that capital will be maintained sufficient to support continued growth. Furthermore, if the Bank grows too quickly and is not able to control costs and maintain asset quality, rapid growth also could adversely affect its financial performance.

The Company relies on dividends from the Bank for its liquidity needs. The Company's holding company status makes it dependent on dividends from the Bank to meet its obligations. It is a one bank holding company and conducts almost all of its operations through the Bank. It does not have any significant assets other than cash and the stock of the Bank. Accordingly, it depends on dividends from the Bank (and, in turn, its subsidiaries) to meet its obligations and obtain revenue. Its right to participate in any distribution of earnings or assets of the Bank is subject to the prior claims of creditors of the Bank. Under federal and state law, the

Bank is limited in the amount of dividends it may pay to the Company without prior regulatory approval. Also, bank regulators have the authority to prohibit the Bank from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice.

The ability to pay dividends on the Company's common stock is limited. No assurance can be given that the Company will continue to pay dividends at its current annual dividend rate or at all. In particular, the ability to pay dividends in the future will depend upon, among other things, future earnings and cash requirements.

ITEM 2. PROPERTIES

The Company conducts its business through its corporate headquarters located in New Albany, Indiana. The Bank operates a main office and ten branch offices in Clark and Floyd Counties, Indiana, and five branch offices in Jefferson and Nelson Counties, Kentucky. The following table sets forth certain information concerning the main offices and each branch office at December 31, 2005. The Company's aggregate net book value of premises and equipment was $10.9 million at December 31, 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is traded on the Nasdaq Small Cap market under the symbol of CBIN. The quarterly range of low and high trade prices per share of the Company's common stock as reported by Nasdaq is shown below.

                              2005                                                  2004
       -----------------------------------------------       -----------------------------------------------
       QUARTER ENDED        HIGH     LOW     DIVIDEND        QUARTER ENDED        HIGH    LOW      DIVIDEND
       -------------        ----     ---     --------        -------------        ----    ---      --------
       March 31            $22.04   $21.00     $ 0.145       March 31            $20.87   $18.96     $ 0.132
       June 30              32.00    20.85       0.145       June 30              22.73    20.23       0.132
       September 30         25.23    21.28       0.145       September 30         21.36    19.45       0.132
       December 31          25.00    22.34       0.145       December 31          22.45    17.95       0.145

Holders

As of February 24, 2006 there were 713 holders of the Company's common stock.

Dividends

The Company intends to continue its historical practice of paying quarterly cash dividends although there is no assurance that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors, and other considerations. In addition, the payment of dividends is subject to the regulatory restrictions described in Note 12 to the Company's consolidated financial statements.

Securities Authorized for Issuance under Equity Compensation Plans

The  following   table  sets  forth  certain   information   regarding   Company
compensation plans under which equity securities of the Company are authorized for issuance.

                                                                                                Number of securities
                                           Number of securities                                remaining available for
                                             to be issued upon          Weighted -average       future issuance under
                                                exercise of             exercise price of     equity compensation plans
                                           outstanding options,       outstanding options,      (excluding securities
Plan category                               warrants and rights        warrants and rights      reflected in column  1))
--------------------------------------      -------------------        -------------------      ------------------------
Equity compensation plans approved by
    security holders                                   223(1)               $     19.28                       575(2)
Equity compensation plans not approved
    by security holders                                 --                           --                        --
                                               -----------                  -----------               -----------

Total                                                  223(1)               $     19.28                       575(2)
                                               ===========                  ===========               ===========

(1) Of the shares reflected, 199,447 shares have been granted under the Company's 2005 Stock Incentive Plan and 24,000 have been granted under the Company's 2003 Performance Units Plan.

(2) Of the shares reflected, 323,600 shares are available to be awarded under the Company's 2005 Stock Incentive Plan and 251,000 shares are available to be awarded under the Company's 2003 Performance Units Plan.


--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the Company's selected historical consolidated financial information from 2001 through 2005. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                                   Years Ended December 31,
      -------------------------------------------------------------------------------------------------------------------------
       (dollars in thousands, except per share data)       2005           2004           2003           2002           2001
      -------------------------------------------------------------------------------------------------------------------------
      Income Statement Data:
      Interest income .............................      $ 35,058       $ 27,786       $ 25,252       $ 25,052       $ 29,295
      Interest expense ............................        17,344         12,796         11,675         13,354         17,045
      Net interest income .........................        17,714         14,990         13,577         11,698         12,250
      Provision for loan losses ...................         1,750          1,105          1,274          1,144            520
      Non-interest income .........................         4,865          3,271          3,684          3,160          2,186
      Non-interest expense ........................        16,155         13,903         13,104         10,938          9,379
      Income before taxes .........................         4,674          3,253          2,883          2,776          4,537
      Net income ..................................         3,749          2,588          2,302          2,126          2,955
      -------------------------------------------------------------------------------------------------------------------------
      Balance Sheet Data:
      Total assets ................................      $665,008       $590,066       $521,315       $465,549       $429,616
      Total securities ............................        98,835         90,152         83,143         92,374         99,101
      Total loans, net ............................       512,448        450,676        390,026        321,634        294,030
      Allowance for loan losses ...................         5,920          4,523          4,034          3,814          3,030
      Total deposits ..............................       464,836        411,306        341,315        289,830        255,892
      Short-term borrowings .......................        47,735         43,629         45,325         36,393         39,075
      FHLB advances ...............................        98,000         82,000         90,200         92,700         89,000
      Subordinated debenture ......................         7,000          7,000             --             --             --
      Total shareholders' equity ..................        42,775         42,781         42,289         43,297         42,365
      -------------------------------------------------------------------------------------------------------------------------
      Per Share Data:
      Basic earnings per share* ...................      $   1.43       $   0.98       $   0.88       $   0.79       $   1.07
      Diluted earnings per share* .................          1.41           0.97           0.87           0.79           1.07
      Book value* .................................         16.42          16.27          16.13          16.44          15.55
      Cash dividends per share* ...................          0.58           0.54           0.53           0.53           0.53
      -------------------------------------------------------------------------------------------------------------------------
      Performance Ratios:
      Return on average assets ....................          0.59%          0.47%          0.47%          0.47%          0.71%
      Return on average equity ....................          8.68           6.10           5.37           4.91           6.90
      Net interest margin .........................          2.98           2.89           2.95           2.78           3.07
      Efficiency ratio ............................         71.55          76.13          75.92          73.62          64.97
      -------------------------------------------------------------------------------------------------------------------------
      Asset quality ratios:
      Non-performing assets to total loans ........          1.08%          0.37%          0.61%          1.17%          0.74%
      Net loan charge-offs to average loans .......          0.07           0.15           0.29           0.12           0.13
      Allowance for loan losses to total loans ....          1.14           0.99           1.02           1.17           1.02
      Allowance for loan losses to
         non-performing loans .....................           108            285            223            120            186
      -------------------------------------------------------------------------------------------------------------------------
      Capital ratios:
      Leverage ratio ..............................           8.0%           8.7%           8.3%           9.0%          10.0%
      Average stockholders' equity to
         average total assets .....................           6.8            7.7            8.7            9.6           10.2
      Tier 1 risk-based capital ratio .............           9.5           10.4           10.4           12.4           14.8
      Total risk-based capital ratio ..............          10.5           11.3           11.4           13.6           15.9
      Dividend payout ratio .......................          40.5           54.8           59.8           66.1           49.6
      -------------------------------------------------------------------------------------------------------------------------
      Other key data:
      End-of-period full-time equivalent
         employees ................................           182            169            154            145            131
      Number of bank offices ......................            16             16             15             14             11

* Years 2001-2003 have been restated to reflect 10% stock dividend paid on December 27, 2004


--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary, the Bank, at December 31, 2005 and 2004, and the consolidated results of operations for each of the years in the three year period ended December 31, 2005. The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

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

The operating results of the Company depend primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Interest-earning assets principally consist of loans, taxable and tax-exempt securities, and FHLB stock. Interest-bearing liabilities principally include deposits, retail repurchase agreements, federal funds purchased, and advances from the FHLB Indianapolis and Cincinnati. The net income of the Bank is also affected by 1) provision for loan losses, 2) non-interest income (including gains on sales of loans and securities, deposit account service charges and commission-based income on non-deposit investment products), 3) non-interest expenses (including compensation and benefits, occupancy, equipment, data processing expenses, marketing and advertising, and other expenses, such as audit, postage, printing, and telephone expenses), and 4) income tax expense.

Forward Looking Information

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

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and deferred tax assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance For Loan Losses

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires


--------------------------------------------------------------------------------
significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under "Asset Quality" below.

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other loans not subject to reserve allocations. These historical loss rates may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and the Company's internal credit examiners.

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the reserve of $5.9 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at December 31, 2005.

Deferred Tax Assets

The Company has a net deferred tax asset of approximately $2.9 million. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2005, a valuation allowance of $260 thousand has been established against the outstanding deferred tax asset. Note 11 to the Consolidated Financial Statements describes the net deferred tax asset. The deferred tax asset will be utilized as the Company is profitable or as the Company carries back tax losses to periods in which it paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

HIGHLIGHTS

The Company reported net income of $3,749,000 during 2005 compared with $2,588,000 for 2004, an increase of 44.9%. The increase in earnings was driven by the continued growth of the Company's interest earning assets, primarily from net growth in the loan portfolio, and principally supported by a 13.0% increase in total deposits. Net income for 2005 was impacted by a $228,000 gain, net of related tax impacts, on the disposition of an equity stock position held in a company that provides data processing services to the banking industry and by a $656,000 non-taxable gain on life insurance benefit. The Company's book value per common share increased from $16.27 per share at December 31, 2004 to $16.42 per share at December 31, 2005.


--------------------------------------------------------------------------------

The following table summarizes selected financial information regarding the Company's financial performance:

Table 1 - Summary

                                                                         For the Year Ended December 31,
(Dollars in thousands, except per share amounts)                        2005           2004           2003
-----------------------------------------------------------------------------------------------------------------
Net income.....................................................      $    3,749    $    2,588     $   2,302
Basic earnings per share.......................................            1.43          0.98          0.88
Diluted earnings per share.....................................            1.41          0.97          0.87

Return on average assets.......................................            0.59%         0.47%         0.47%
Return on average equity.......................................            8.68          6.10          5.37

Total assets grew 12.7% during 2005 to $665.0 million from $590.1 million at December 31, 2004. Total net loans grew 13.7% during 2005 to $512.4 million, mostly a result of growth in the commercial real estate, residential real estate and home equity loan portfolios. Total deposits increased $53.5 million during 2005 to $464.8 million as substantive growth occurred in non-interest and money market deposit accounts as well as time deposit accounts. The Company will continue to seek loans and deposits by focusing on and developing relationships with commercial and retail customers within its market areas. During the first quarter of 2006, the Company opened a new, full service banking office in Louisville, Kentucky. The Company expects that the new branch office will enhance its ability to increase its deposit market share within the Jefferson County, Kentucky market.

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

Net interest income increased $2.7 million, or 18.0%, to $17.7 million for 2005 compared to $15.0 million in 2004. The increase in net interest income is attributable to the growth of the Company's interest earning assets (primarily within the loan portfolio). The Company's net interest rate spread increased to 2.66% for 2005 from 2.61% in 2004, and its net interest margin increased to 2.98% for 2005 from 2.89% in 2004. In addition, net interest income was impacted by the $162,000 of interest expense recognized on the Company's interest rate swaps during 2005, compared to interest income of $777,000 recognized during 2004 (See Note 13 to the Consolidated Financial Statements).

Average interest-earning assets increased 14.8% during 2005 to $595.2 million, compared to a 12.5% increase during 2004. The increase in each of these periods primarily resulted from growth in average loans funded by increases in average deposits. The increase in loans is attributable to the Company's continued focus on commercial business, commercial and residential real estate, and home equity lending. Average loans grew $76.4 million or 18.3% to $493.2 million in 2005, while the loan yield increased to 6.28%, compared to 5.77% for 2004, primarily due to several prime rate increases throughout the year that raised yields on portfolio loans indexed to the prime rate, and also raised market interest rates. The Company attributes the growth in commercial loans to its local presence in the markets it serves and its ability to meet the needs of its commercial customers through local decision making and rapid responses to customer inquiries. Additionally, the Company continued to benefit from its expanded presence in the Jefferson County, Kentucky market.

Real estate construction loans increased $22.4 million during 2005, or 58.0%, to total $61.0 million at year end 2005. This increase is attributable to consistent strong demand throughout the southern Indiana and Jefferson County, Kentucky market. The Company continues to benefit from its expanded presence in the greater Louisville, Kentucky market, and expects to open a new, full service banking office in Louisville during the first quarter of 2006.

Residential real estate demand continued to be strong throughout 2005. During 2005, residential mortgage loans retained by the Company increased $11.4 million, compared to a net increase of $5.6 million during 2004. Currently, the Company retains and services substantially all ten year, and some fifteen and thirty year mortgage loans, depending upon specific customer relationships. The demand for home equity loans continued to be high during 2005 as a low introductory rate coupled with an increased emphasis on retail cross-selling stimulated origination of home equity lines of credit, which increased $8.4 million, or 16.9%, from 2004.

Average interest-bearing liabilities grew $71.0 million to $536.9 million, an increase of 15.2% from 2004, while the cost of interest-bearing liabilities increased to 3.23% for 2005 from 2.75% in 2004. The increase in average interest-bearing liabilities was primarily attributable to the growth in average deposits, which increased 16.0% from 2004. The Company


--------------------------------------------------------------------------------
attributes the growth in average interest-bearing deposits to its experienced commercial sales staff and a focused commitment on improving customer service throughout its retail delivery systems.

While there can be no assurance as to the tangible long-term impact that the current interest rate environment will have on the Company's future levels of net interest income and net interest margin, it is presently anticipated, given the pricing sensitivity and asset/liability mix of the Company's balance sheet, that the Company's net interest margin should remain stable for 2006 when compared with 2005.

For 2004, net interest income increased $1.4 million or 10.4% to $15.0 million compared to $13.6 million in 2003. The Company's net interest rate spread decreased to 2.61% for 2004 from 2.66% in 2003, and its net interest margin decreased to 2.89% for 2004 from 2.95% in 2003. The increase in the Company's net interest income was primarily attributable to the growth of the Company's interest earning assets (primarily within the loan portfolio). In addition, net interest income was positively impacted by $777,000 of interest income recognized on the Company's interest rate swaps.

Table  2  provides  detailed  information  as  to  average  balances,   interest
income/expense, and rates by major balance sheet category for 2003 through 2005.

Table 2 - Average Balance Sheets and Rates for Years Ended 2005, 2004 and 2003

                                                            2005                        2004                          2003
                                                ---------------------------  -------------------------    --------------------------
                                                Average            Average   Average           Average    Average            Average
(Dollars in thousands)                          Balance   Interest   Rate    Balance  Interest   Rate     Balance   Interest   Rate
                                                ---------------------------  -------------------------    --------------------------
ASSETS

Earning assets:
   Interest-bearing deposits with banks ..      $  2,614   $    58   2.22%   $  3,398  $    42    1.24%   $  3,018   $    39   1.29%
   Taxable securities ....................        85,025     3,352   3.94      81,364    2,929    3.60      67,501     2,047   3.03
   Tax-exempt securities .................         5,860       291   4.97       8,742      376    4.30      14,441       630   4.36
   Total loans and fees(1)(2) ............       493,219    30,993   6.28     416,857   24,073    5.77     368,032    22,145   6.02
   FHLB stock ............................         8,508       364   4.28       8,196      366    4.47       7,826       391   5.00
                                                --------   -------           --------  -------            --------   -------

Total earning assets .....................       595,226    35,058   5.89     518,557   27,786    5.36     460,818    25,252   5.48

Non-interest earning assets:
   Less: Allowance for loan losses .......        (5,200)                      (4,472)                      (3,917)
   Non-earning assets:
   Cash and due from banks ...............        12,917                       10,734                        8,440
   Bank premises and equipment, net ......        11,284                       11,683                       11,330
   Other assets ..........................        17,261                       16,185                       15,470
                                                --------                     --------                     --------

Total assets .............................      $631,488                     $552,687                     $492,141
                                                ========                     ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
   Savings and other .....................      $209,450   $ 4,364   2.08%   $172,722  $ 1,999    1.16%   $145,605   $ 1,124   0.77%
   Time deposits .........................       187,233     6,418   3.43     169,355    5,241    3.09     143,590     5,019   3.50
   Short-term borrowings .................        48,684     1,395   2.87      36,572      409    1.12      36,206       311   0.86
   FHLB advances .........................        84,552     4,746   5.61      83,340    4,979    5.97      88,538     5,221   5.90
   Subordinated debenture ................         7,000       421   6.01       3,893      168    4.32          --        --
                                                --------   -------           --------  -------            --------   -------

Total interest bearing liabilities .......       536,919    17,344   3.23     465,882   12,796    2.75     413,939    11,675   2.82

Non-interest bearing liabilities:
   Non-interest bearing deposits .........        47,197                       40,631                       32,414
   Other liabilities .....................         4,187                        3,737                        2,900
   Shareholders' equity ..................        43,185                       42,437                       42,888
                                                --------                     --------                     --------
Total liabilities and shareholders' equity      $631,488                     $552,687                     $492,141
                                                ========                     ========                     ========

Net interest income ......................                 $17,714                     $14,990                       $13,577
                                                           =======                     =======                       =======
Net interest spread ......................                           2.66%                        2.61%                        2.66%
Net interest margin ......................                           2.98%                        2.89%                        2.95%

(1) The amount of fee income included in interest on loans was $647, $610, and $657 for the years ended December 31, 2005, 2004, and 2003, respectively.

(2) Includes loans held for sale and non-accruing loans in the average loan amounts outstanding.


--------------------------------------------------------------------------------

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

Table 3 - Volume/Rate Variance Analysis

                                                       Year Ended December 31, 2005               Year Ended December 31, 2004
                                                                compared to                                compared to
                                                       Year Ended December 31, 2004               Year Ended December 31, 2003
                                                       ----------------------------               ----------------------------
                                                            INCREASE/(DECREASE)                        INCREASE/(DECREASE)
                                                                  Due to                                     Due to
                                                    ------------------------------------      ------------------------------------
                                                    Total Net                                 Total Net
                                                     Change        Volume         Rate          Change       Volume          Rate
                                                     ------        ------         ----          ------       ------          ----
                                                                             (Dollars in thousands)
Interest income:
Interest-bearing deposits with banks .............   $    16       $   (11)      $    27       $     3       $     5       $    (2)
Taxable securities ...............................       423           136           287           882           462           420
Tax-exempt securities ............................       (85)         (137)           52          (254)         (245)           (9)
Total loans and fees .............................     6,920         4,672         2,248         1,928         2,847          (919)
FHLB stock .......................................        (2)           14           (16)          (25)           18           (43)
                                                     -------       -------       -------       -------       -------       -------

Total increase (decrease) in interest income .....     7,272         4,674         2,598         2,534         3,087          (553)

Interest expense:
Savings and other ................................     2,365           496         1,869           875           238           637
Time deposits ....................................     1,177           583           594           222           838          (616)
Short-term borrowings ............................       986           172           814            98             3            95
FHLB advances ....................................      (233)           72          (305)         (242)         (310)           68
Subordinated debenture ...........................       253           169            84           168           168            --
                                                     -------       -------       -------       -------       -------       -------

Total increase (decrease) in interest expense ....     4,548         1,492         3,056         1,121           937           184
                                                     -------       -------       -------       -------       -------       -------

Increase (decrease) in net interest income .......   $ 2,724       $ 3,182       $  (458)      $ 1,413       $ 2,150       $  (737)
                                                     =======       =======       =======       =======       =======       =======

Non-interest Income

Non-interest income was $4.9 million for 2005, $3.3 million for 2004, and $3.7 million for 2003. The Company had a gain on life insurance benefits and a gain on the disposition of equity stock. Service charges on deposit accounts and gains on the sales of mortgage loans also showed strong increases. The Company continues to emphasize the importance of customer service and believes this emphasis facilitated the opening of a significant number of new demand deposit accounts during 2005 and 2004, which helped contribute to a 28.3% and 18.4% increase in service charges on deposit accounts for 2005 and 2004, respectively.

Table 4 provides a breakdown of the Company's non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

                                                                     Year Ended December 31,         Percent Increase/(Decrease)
                                                                     -----------------------         --------------------------

(Dollars in thousands)                                             2005        2004        2003      2005/2004           2004/2003
                                                                   ----        ----        ----      ---------           ---------
Service charges on deposit accounts ........................      $2,593      $2,021      $ 1,707        28.3%              18.4%
Commission income ..........................................          74          64          109        15.6              (41.3)
Gain on sale of mortgage loans .............................         426         322          592        32.3              (45.6)
Loan servicing income, net of amortization .................          36          49          (53)      (26.5)             192.5
Increase in cash surrender value of life insurance .........         527         493          543         6.9               (9.2)
Other ......................................................         185         184          133         0.5               38.3
                                                                  ------      ------      -------
   Subtotal ................................................       3,841       3,133        3,031        22.6%               3.4%

Gain on life insurance benefit .............................         656          --           --          NM                 NM
Gain on disposition of equity stock ........................         345          --           --          NM                 NM
Gain on sale of available for sale securities ..............          23         138          653       (83.3)             (78.9)
                                                                  ------      ------      -------

   Total ...................................................      $4,865      $3,271      $ 3,684        48.7%             (11.2)%
                                                                  ======      ======      =======

The market interest rate environment heavily influences revenue from mortgage banking activities. The increase in net gain on sale of mortgage loans from 2004 to 2005 reflects increased origination activity, even as mortgage interest rates were generally stable throughout 2005. Management expects gains on sales of mortgage loans to continue to increase for 2006, as the Company serves a broader range of customers after increasing its number of active loan originators during 2005.


--------------------------------------------------------------------------------

The Company had a $228,000 gain during 2005, net of related tax impacts, on the disposition of an equity stock position it held in a company that provides data processing services to the banking industry. The disposition resulted from the acquisition of the data processing provider by a third party organization. In addition, there was a $656,000 non-taxable gain on life insurance benefit.

Gain on sale of available for sale securities decreased $115,000 for 2005 from 2004 and $515,000 for 2004 from 2003. The Company sells securities during the year in response to specific cash needs as identified through its liquidity management process. The Company purchases securities during the year at times when cash on hand exceeds expected usage over a relatively short time horizon (30-90 days) or as deemed necessary by management.

Non-interest Expense

Total non-interest expense increased 16.2% to $16.2 million in 2005 when compared with 2004 as a result of increases in salaries and employee benefits, and occupancy and equipment expenses. Total non-interest expense increased 6.1% to $13.9 million in 2004 when compared with 2003 as a result of increases in salaries and employee benefits and occupancy and equipment expenses. The Company expects that non-interest expense will increase approximately 10% during 2006 as it continues to make infrastructure improvements to support the future growth of the Company. Additionally, the Company plans to open a new, full service banking facility during the first quarter of 2006.

Table 5 provides a breakdown of the Company's non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense

                                                        Year Ended in December 31,              Percent Increase/(Decrease)
                                                        --------------------------              ---------------------------

(Dollars in thousands)                               2005           2004           2003         2005/2004         2004/2003
----------------------                               ----           ----           ----         ---------         ---------
Salaries and employee benefits ............      $   8,843      $   7,679      $   7,097           15.2%             8.2%
Occupancy .................................          1,193          1,130            957            5.6             18.1
Equipment .................................          1,142          1,231            989           (7.2)            24.5
Data processing ...........................          1,883          1,333          1,407           41.3             (5.3)
Marketing and advertising .................            503            387            287           30.0             34.8
Other .....................................          2,591          2,143          2,367           20.9             (9.5)
                                                 ---------      ---------      ---------

Total .....................................      $  16,155      $  13,903      $  13,104           16.2%             6.1%
                                                 =========      =========      =========

Salaries and benefits, the largest component of non-interest expense, increased 15.2% to $8.8 million in 2005 compared with $7.7 million for 2004 due primarily to the growth in the Company's level of staffing to 182 full-time equivalent employees at December 31, 2005 from 169 full-time equivalent employees at December 31, 2004, primarily in commercial banking, loan operations to support growth in the loan portfolio, and deposit operations to support growth in deposit accounts. The Company attributes most of the increase between 2003 and 2004 to the growth in staffing from 154 to 169 full-time equivalent employees.

Occupancy and equipment expenses decreased 1.1% to $2.3 million in 2005 compared with $2.4 million for 2004. Occupancy and equipment expenses increased 21.3% for 2004 compared to 2003 primarily due to increased facilities expenses, primarily rent expense, and increased depreciation expense related to the acquisition of fixed assets needed to support the growth of the Company.

Data processing expense increased 41.3% to $1.9 million in 2005 compared with $1.3 million for 2004 due to higher item processing costs associated with increased deposit growth, and higher depreciation costs due to building infrastructure designed to support growth. Data processing expense decreased 5.3% during 2004 compared to 2003 due to the lower costs associated with the change in data processors that took place during 2003.

Marketing and advertising expense increased 30.0% in 2005 compared to 2004, as the Company supported its continued growth and expansion into the Jefferson County, Kentucky market. Marketing and advertising expense increased 34.8% to $387,000 in 2004 compared with $287,000 for 2003 due to an expansion in the marketing department undertaken to increase the Company's presence in its primary market areas.

Other operating expenses increased 20.9% to $2.6 million in 2005 compared to 2004 partly due to increased legal and professional expenses associated with the increase in nonperforming loans. Other operating expenses decreased 9.5% to $2.1 million in 2004 compared with $2.4 million for 2003 primarily because of one time expenses recorded in 2003 associated with a $163,000 loss on the sale of other real estate, a $150,000 accrual associated with a lawsuit settlement and expenses of approximately $76,000 related to the restructuring of its Heritage Financial Services division.


--------------------------------------------------------------------------------

Financial Condition

Loan Portfolio

The Company experienced loan growth of 13.7% during 2005 as total net loans increased $61.8 million to $512.4 million at December 31, 2005. Real estate construction loans grew 58.0%, or $22.4 million, due primarily to the Company's continued expansion in the Louisville, Kentucky market. At December 31, 2005, real estate construction loans accounted for 11.8% of total gross loans.

Residential real estate loans increased 11.4% from $100.6 million at December 31, 2004 to $112.0 million at December 31, 2005. The increase in residential mortgage loans was the result of management's decision to retain some fixed rate residential mortgage loans during the fourth quarter of 2004 through the first half of 2005.

Home equity loans increased 16.9% from $49.7 million at December 31, 2004 to $58.1 million at December 31, 2005. Management attributes the increase to continued strong demand in the local market area and an increased emphasis on cross-selling by the Company's retail staff.

At the end of 2005, the Company was servicing $24.9 million in mortgage loans for other investors compared to $30.6 million in 2004. Loans serviced for others consist of loans the Company has sold to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained by the Company.

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

Table 6 provides a breakdown of the Company's loans by type during the past five years.

Table 6 - Loans by Type

                                                                                       As of December 31,

(Dollars in thousands)                                       2005             2004            2003             2002           2001
                                                             ----             ----            ----             ----           ----
Real estate:
  Residential ......................................      $  111,969      $  100,553      $   94,975      $   81,618      $   81,249
  Commercial .......................................         186,644         186,175         161,343         119,196          90,291
  Construction .....................................          61,031          38,638          15,691          13,972          14,506
Commercial .........................................          92,640          73,374          72,981          70,234          80,622
Home Equity ........................................          58,060          49,677          42,562          29,595          19,818
Consumer ...........................................           7,295           6,095           5,962          10,488          10,011
Loans secured by deposit accounts ..................             729             687             546             345             563
                                                          ----------      ----------      ----------      ----------      ----------

Total loans ........................................      $  518,368      $  455,199      $  394,060      $  325,448      $  297,060
                                                          ==========      ==========      ==========      ==========      ==========

Table 7 illustrates the Company's fixed rate maturities and repricing frequency for the loan portfolio.

Table 7 - Selected Loan Distribution

                                                                                         One             Over One           Over
As of December 31, 2005                                                                 Year           Through Five         Five
(Dollars in thousands)                                                 Total           Or Less             Years            Years
                                                                       -----           -------             -----            -----

Fixed rate maturities ......................................        $  169,901        $   13,254        $   52,064        $  104,583
Variable rate repricing frequency ..........................           348,467           239,720            94,432            14,315
                                                                    ----------        ----------        ----------        ----------

Total ......................................................        $  518,368        $  252,974        $  146,496        $  118,898
                                                                    ==========        ==========        ==========        ==========

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

The Company maintains the allowance for loan losses at a level that is sufficient to absorb credit losses inherent in its loan portfolio. The allowance is determined based on the application of loss estimates to graded loans by categories. Management determines the level of the allowance for loan losses based on its evaluation of the collectibility of the loan


--------------------------------------------------------------------------------
portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses. At December 31, 2005, the Company's allowance for loan losses totaled $5.9 million as compared to $4.5 million and $4.0 million at December 31, 2004 and 2003, respectively.

Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered adequate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectibility of the Bank's loan portfolio. The provision for loan losses was $1,750,000 for the year ended December 31, 2005 as compared to $1,105,000 for 2004 and $1,274,000 for 2003.
Management attributes the increase in the provision for loan losses for 2005 to an increase in non-performing loan balances from $1.6 million at December 31, 2004 to $5.5 million at December 31, 2005, with the increase primarily attributable to one credit relationship. Net charge-offs were $353,000 during 2005 as compared to $616,000 and $1,054,000 for 2004 and 2003, respectively. Net charge-offs for 2005 decreased substantially from 2004 because of no commercial real estate loan charge-offs as the general improvement in the local economy led to a continuation of improved credit quality.

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

Table 8 - Summary of Loan Loss Experience

                                                                                 Year Ended in December 31,
                                                                                 --------------------------

(Dollars in thousands)                                           2005         2004           2003           2002           2001
                                                                 ----         ----           ----           ----           ----
Allowance for loan losses at beginning of year ...........    $   4,523    $   4,034      $   3,814      $   3,030      $   2,869

Charge-offs:
   Residential real estate ...............................          (83)         (22)           (24)           (24)           (10)
   Commercial real estate ................................           --         (339)          (815)          (297)          (254)
   Construction ..........................................           --           --             --             --             --
   Commercial business ...................................         (194)        (245)          (158)          (189)           (45)
   Home equity ...........................................         (198)         (22)           (23)            --            (15)
   Consumer ..............................................          (64)         (52)           (55)           (48)           (48)
                                                              ---------    ---------      ---------      ---------      ---------
     Total ...............................................         (539)        (680)        (1,075)          (558)          (372)
                                                              ---------    ---------      ---------      ---------      ---------
Recoveries:
   Residential real estate ...............................           --            1             --             --              2
   Commercial real estate ................................            7           24             13            192              3
   Construction ..........................................           --           --             --             --             --
   Commercial business ...................................           34           18              2             --             --
   Home equity ...........................................            3           --             --             --             --
   Consumer ..............................................          142           21              6              6              8
                                                              ---------    ---------      ---------      ---------      ---------
     Total ...............................................          186           64             21            198             13
                                                              ---------    ---------      ---------      ---------      ---------
Net loan charge-offs .....................................         (353)        (616)        (1,054)          (360)          (359)
Provision for loan losses ................................        1,750        1,105          1,274          1,144            520
                                                              ---------    ---------      ---------      ---------      ---------
Allowance for loan losses at end of year .................    $   5,920    $   4,523      $   4,034      $   3,814      $   3,030
                                                              =========    =========      =========      =========      =========

Ratios:
   Allowance for loan losses to total loans ..............         1.14%        0.99%          1.02%          1.17%          1.02%
   Net loan charge-offs to average loans .................         0.07         0.15           0.29           0.12           0.13
   Allowance for loan losses to non-performing loans .....          108          285            223            120            186

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


--------------------------------------------------------------------------------

Table 9 - Management's Allocation of the Allowance for Loan Losses

                                                                     As of December 31,
                                                                     ------------------

                                  2005                 2004                  2003                  2002                2001
                                  ----                 ----                  ----                  ----                ----

                                       Percent               Percent               Percent              Percent              Percent
                                      of Loans              of Loans              of Loans             of Loans             of Loans
                                      to Total              to Total              to Total             to Total             to Total
(Dollars in thousands)     Allowance    Loans   Allowance     Loans   Allowance     Loans   Allowance    Loans   Allowance    Loans
                           ---------  --------  ---------   --------  ---------   --------  ---------  --------  ---------  -------
Residential Real Estate      $  336     21.6%     $  325      22.1%     $  342      24.3%     $  319      25.2%    $  260     27.5%
Commercial Real Estate        3,544     36.0%      2,162      40.9%      1,769      40.9%      1,321      36.6%     1,138     30.4%
Construction                     23     11.8%         17       8.5%          5       4.0%         80       4.3%        55      4.9%
Commercial Business           1,407     17.9%      1,533      16.1%      1,436      18.5%      1,764      21.6%     1,301     27.1%
Home Equity                     495     11.2%        389      10.9%        371      10.8%        224       9.1%       150      6.7%
Consumer                        115      1.5%         97       1.5%        111       1.5%        106       3.2%       126      3.4%
                             ------               ------                ------                ------               ------

Total                        $5,920    100.0%     $4,523     100.0%     $4,034     100.0%     $3,814     100.0%    $3,030    100.0%
                             ======               ======                ======                ======               ======

Asset Quality

Loans (including impaired loans under Statements of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due 90 days or more as to principal or interest. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Loans individually classified as impaired increased from $780,000 at December 31, 2004 to $2,483,000 at December 31, 2005. Non-performing assets also include foreclosed real estate that has been acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs, and is actively marketed for sale.

Total non-performing loans increased from $1.6 million at December 31, 2004 to $5.5 million at December 31, 2005. These non-performing loans are primarily secured by real estate and, historically, the Company's interest in the real estate securing these loans has generally been adequate to limit the Company's exposure to significant loss. Management's estimate of future credit losses (as evidenced by the current level of the Company's allowance for loan losses) is inherently uncertain and may differ from actual results.

Table 10 provides the Company's non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

                                                                                            As of December 31,
                                                                                            ------------------

(Dollars in thousands)                                                   2005         2004         2003         2002         2001
                                                                         ----         ----         ----         ----         ----
Loans on non-accrual status (1) ...................................    $  5,498     $  1,588     $  1,788     $  3,171     $  1,588
Loans past due 90 days or more and still accruing .................           5           --           25           --           39
                                                                       --------     --------     --------     --------     --------
Total non-performing loans ........................................       5,503        1,588        1,813        3,171        1,627
Other real estate owned ...........................................         106          106          610          630          560
                                                                       --------     --------     --------     --------     --------
Total non-performing assets .......................................    $  5,609     $  1,694     $  2,423     $  3,801     $  2,187
                                                                       ========     ========     ========     ========     ========

Percentage of non-performing loans to total loans .................        1.06%        0.35%        0.46%        0.97%        0.55%
Percentage of non-performing assets to total loans ................        1.08         0.37         0.61         1.17         0.74

----------
(1)   Impaired loans on non-accrual  status are included in loans. See Note 3 to
      the  Consolidated   Financial  Statements  for  additional  discussion  on
      impaired loans.


--------------------------------------------------------------------------------

Investment Securities

Table 11 sets forth the breakdown of the Company's securities portfolio for the past five years.

Table 11 - Securities Portfolio

                                                                                       December 31,
                                                                                       ------------

(Dollars in thousands)                                           2005         2004         2003         2002         2001
                                                                 ----         ----         ----         ----         ----
Securities Available for Sale:
 U.S. Government and federal agency ......................    $  10,921    $   4,739    $      --    $   8,756    $  27,089
 State and municipal .....................................        6,449        6,613       15,246       13,040       10,707
 Mortgage-backed .........................................       66,752       63,943       52,657       61,295       54,354
 Corporate bonds .........................................       14,471       14,611       14,990        9,283        6,951
 Mutual Funds ............................................          242          246          250           --           --
                                                              ---------    ---------    ---------    ---------    ---------
          Total securities available for sale ............       98,835       90,152       83,143       92,374       99,101

Table 12 sets forth the breakdown of the Company's investment securities available for sale by type and maturity as of December 31, 2005.

Table 12 - Investment Securities Available for Sale

                                                                              As of December 31, 2005
                                                                              -----------------------
                                                                                                        Weighted
                                                                   Amortized                            Average
(Dollars in thousands)                                                Cost         Fair Value            Yield
                                                                      ----         ----------            ------
U.S. Government and federal agency
   Over one through five years ............................         $ 11,114         $ 10,921             3.96%

State and municipal
   Over one through five years ............................            2,013            2,064             6.30%
   Over five through ten years ............................            1,457            1,505             7.64
   Over ten years .........................................            2,849            2,880             6.81
                                                                    --------         --------
Total state and municipal .................................            6,319            6,449             6.84

Corporate Bonds
   Within one year ........................................              511              500             2.21%
   Over one through five years ............................            3,641            3,524             2.83
   Over ten years .........................................           10,394           10,447             5.76
                                                                    --------         --------
Total corporate bonds .....................................           14,546           14,471             4.93

Total mutual funds ........................................              250              242             3.56%

Mortgage-backed securities
   Within one year ........................................              260              260             5.15%
   Over one through five years ............................           17,851           17,173             3.79
   Over ten years .........................................           50,653           49,319             4.31
                                                                    --------         --------
Total mortgage-backed securities ..........................           68,764           66,752             4.18
                                                                    --------         --------

Total available for sale securities .......................         $100,993         $ 98,835             4.43%
                                                                    ========         ========

Securities available for sale increased from $90.2 million at December 31, 2004 to $98.8 million at December 31, 2005. The increase in available for sale securities was funded primarily by deposit growth. The current strategy for the securities portfolio is to maintain a short to intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates. The investment portfolio primarily consists of mortgage-backed securities, securities issued by the United States government and its agencies, securities issued by states and municipalities, and corporate bonds. Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.

Deposits

The Bank attracts deposits from the market areas it serves by offering a wide range of deposit accounts with a variety of rate structures and terms. The Bank uses interest rate risk simulations to assist management in monitoring the Bank's deposit pricing, and periodically may offer special rates on certificates of deposits and money market accounts to maintain sufficient liquidity levels. The Bank relies primarily on its retail and commercial sales staff and current customer


--------------------------------------------------------------------------------
relationships to attract and retain deposits. Market interest rates and competitive pressures can significantly affect the Bank's ability to attract and retain deposits. The Bank's strategic plan includes continuing to grow non-interest bearing accounts which contribute to higher levels of non-interest income and net interest margin.

Total deposits increased 13.0% to $464.8 million at December 31, 2005 compared to $411.3 million at December 31, 2004, primarily as a result of growth in money market accounts, non-interest bearing deposits, and certificates of deposit. Money market deposits increased 28.3% to $146.7 million and non-interest bearing deposits increased 8.5% to $47.6 million during 2005. Management attributes the growth in transaction accounts to its experienced commercial sales staff and a focused commitment on improving customer service throughout its retail delivery systems.

The Company anticipates that it will continue to attract a significant amount of both non-interest and interest-bearing deposits as it expands its banking operations and continues to promote it s retail product offerings.

Table 13 provides a profile of the Company's deposits during the past five years.

Table 13 - Deposits

                                                                                                December 31,
                                                                                                ------------

(Dollars in thousands)                                                    2005         2004         2003         2002         2001
                                                                          ----         ----         ----         ----         ----
Demand (NOW) ......................................................     $ 36,496     $ 38,243     $ 35,973     $ 38,008     $ 43,378
Money market accounts .............................................      146,659      114,332       82,546       74,448       10,782
Savings ...........................................................       22,507       26,159       28,456       30,656       45,897
Individual retirement accounts-savings ............................           --           --           --          338          377
Individual retirement accounts-certificates of deposit ............       19,674       18,771       17,841       16,173       15,035
Certificates of deposit, $100,000 and over ........................       88,592       65,705       41,028       28,048       39,030
Other certificates of deposit .....................................      103,335      104,259      101,085       76,369       81,277
                                                                        --------     --------     --------     --------     --------

Total interest bearing deposits ...................................      417,263      367,469      306,929      264,040      235,776
Total non-interest bearing deposits ...............................       47,573       43,837       34,386       25,790       20,116
                                                                        --------     --------     --------     --------     --------

Total .............................................................     $464,836     $411,306     $341,315     $289,830     $255,892
                                                                        ========     ========     ========     ========     ========

Short-Term Borrowings

The Company's short-term borrowings consist of repurchase agreements, lines of credit with other financial institutions and federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions. While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase. Short-term borrowings increased $4.1 million from $43.6 million at December 31, 2004 to $47.7 million at December 31, 2005 as repurchase agreements balances increased $5.1 million, offset by a $1.0 million decrease in federal funds purchased.

Federal Home Loan Bank Advances

FHLB advances increased from $82.0 million at December 31, 2004 to $98.0 million at December 31, 2005 primarily due to short-term variable rate advances to support strong loan demand during the fourth quarter of 2005. These advances principally consist of putable (or convertible) instruments that give the FHLB the option quarterly to put the advance back to the Bank, at which time the Bank can prepay the advance without penalty or can allow the advance to become variable adjusting to three-month Libor (London Interbank Offer Rate). However, there is a substantial penalty if the Company prepays the advances prior to the FHLB exercising its option. In calculations provided by the FHLB to the Company, three month Libor would have to rise by more than 200 basis points from December 31, 2005 levels before the FHLB would exercise its put option. These advances have various maturities through 2010 (see Note 7 to the Consolidated Financial Statements for additional information). The Company does not anticipate that it will enter into putable advances for the foreseeable future, but instead may use fixed or variable rate advances to fund balance sheet growth as needed.

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Bank's primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquidity management is both a daily and long term function of business management. If the Bank requires funds beyond those generated internally, as of December 31, 2005 the Bank had $39.9 million in additional capacity under its borrowing agreements with the FHLB and


--------------------------------------------------------------------------------
approximately $40.0 million in federal funds purchased lines of credit with other financial institutions. The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Capital

Total capital of the Company decreased slightly during 2005 to $42.8 million as a decrease in accumulated other comprehensive income, related to the decrease in the fair values of available for sale securities and interest rate swaps, was substantially offset by net income less dividends paid on common stock.

The Company has actively been repurchasing shares of its common stock since May 21, 1999. A net total of 395,523 shares at an aggregate cost of $6.0 million have been repurchased since that time under both the current and prior repurchase plans, with 24,700 shares at a cost of $557,000 purchased in 2005. The Company's Board of Directors authorized a share repurchase plan in May 2001 under which a maximum of $3.0 million of the Company's common stock could be purchased. Through December 31, 2005, a total of $2.8 million had been expended to purchase 181,398 shares under this plan. Subsequently, the Company's Board of Directors authorized a share repurchase plan in October 2004 under which a maximum of $5.0 million of the Company's common stock may be purchased. Through December 31, 2005, a total of $557,000 had been expended to purchase 24,700 shares under this repurchase plan.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions. The Company and the Bank continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital ratios (see Note 12 to the Consolidated Financial Statements).

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2005:

      (Dollars in thousands)

      Commitments to make loans               $    30,919
      Unused lines of credit                      140,956
      Standby letters of credit                     5,646
                                              -----------
        Total                                 $   177,521
                                              ===========

The Company also utilizes interest rate swap arrangements with a notional amount of $50 million to exchange variable payments of interest tied to the prime interest rate for receipt of fixed rate payments. The variable rate of the swaps resets daily, with net interest being settled monthly. The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the swaps. The swaps have been designated by management as cash flow hedges of its prime rate-based commercial loans to in effect convert the loans from variable interest to fixed interest rates (See Note 13 to the Consolidated Financial Statements).

Aggregate Contractual Obligations

As of December 31, 2005

(Dollars in thousands)                                     Less than                                      More than
                                              Total          1 year        1-3 years       3-5 years       5 years
                                              -----          ------        ---------       ---------       -------
Deposits................................       464,836        393,197          55,435         15,916            288
FHLB Borrowings.........................        98,000         26,000           4,000         68,000             --
Lease commitments.......................         4,539            433             848            772          2,486
                                           -----------    -----------     -----------    -----------    -----------

Total...................................   $   567,375    $   419,630     $    60,283    $    84,688    $     2,774
                                           ===========    ===========     ===========    ===========    ===========

Deposits represent non-interest bearing, interest bearing, money market, savings, certificates of deposit and all other deposits held by the Company. Deposits that have an undetermined maturity period are included in the less than one-


--------------------------------------------------------------------------------
year category above.

FHLB advances represent the amounts that are due the FHLB and consist of $70.0 million in convertible fixed rate advances, $10.0 million in fixed rate advances, and $18.0 million in variable rate advances. With respect to the convertible fixed rate advances, the FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty. There is a substantial penalty if the Company prepays the advances before FHLB exercises its right. Management does not expect these advances to be converted in the near term.

Lease commitments represent the total minimum lease payments under noncancelable operating leases, before considering renewal options that generally are present.

Subsequent Events

In February 2006, the Company announced the execution of a definitive agreement to acquire The Bancshares, Inc., a privately held $136 million in assets bank holding company headquartered in Scottsburg, Indiana. The acquisition is valued at $31.1 million, with 65% of the purchase price to be paid in Company common stock and 35% in cash. The transaction is expected to be completed in the third quarter of 2006. For more information, refer to the Form 8-K filed on February 16, 2006.


--------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/liability management is the process of balance sheet control designed to ensure safety and soundness and to maintain liquidity and regulatory capital standards while maintaining acceptable net interest income. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. Management continually monitors interest rate and liquidity risk so that it can implement appropriate funding, investment, and other balance sheet strategies. Management considers market interest rate risk to be one of the Company's most significant ongoing business risk considerations.

The Company currently contracts with an independent third party consulting firm to measure its interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up and 200 basis points down within the model to estimate their combined effects on net interest income over a one-year horizon. Interest rate movements are spread equally over the forecast period of one year. The Company feels that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. The Company does not project growth in amounts for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. The Company believes that the changes made to its interest rate risk measurement process have improved the accuracy of results of the process. Consequently, the Company believes that it has better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model ("Up 200 Scenario"), it is estimated that as of December 31, 2005 the Company's net interest income would decrease by an estimated 3.1%, or $541,000, over the one year forecast horizon. However, considering reasonable growth assumptions, the Company expects that net interest income will grow over the forecast horizon. As of December 31, 2004, in the Up 200 Scenario the Company estimated that net interest income would decrease 1.0%, or $170,000, over a one year forecast horizon ending December 31, 2005. Given a gradual 200 basis point decrease in the projected yield curve used in the simulation model ("Down 200 Scenario"), it is estimated that as of December 31, 2005 the Company's net interest income would decrease by an estimated 0.8%, or $144,000, over the one year forecast horizon. As of December 31, 2004, given a gradual 100 basis point decrease (prior to June 30, 2005 the Company used a gradual decline of 100 basis points because any larger decline in projected interest rates would have resulted in nominal rates below zero) in the projected yield curve used in the simulation model ("Down 100 Scenario"), the Company estimated that net interest income would decrease 0.8%, or $123,000, over a one year forecast horizon ending December 31, 2005.

The projected results are within the Company's asset/liability management policy limits, which states that the negative impact to net interest income should not exceed 7% in a 200 basis point decrease or increase in the projected yield curve over a one year forecast horizon (5% for a 100 basis point decrease at December 31, 2004). The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; the Company can minimize the reduction in net interest income in a period of rising interest rates to the extent that it can curtail raising deposit rates during this period. The Company continues to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. Such profile is also influenced by market interest rates, deposit growth, loan growth, and other factors.


--------------------------------------------------------------------------------

The following tables, which are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future, illustrate the Company's estimated one year net interest income sensitivity profile based on the above referenced asset/liability model as of December 31, 2005 and 2004, respectively:

Interest Rate Sensitivity For 2005

                                                                        Gradual                          Gradual
                                                                       Decrease                         Increase
                                                                     In Interest                       In Interest
                                                                     Rates of 200                     Rates of 200
(Dollars in thousands)                                               Basis Points           BASE      Basis Points
                                                                     ------------           ----      ------------
Projected interest income:
   Loans .......................................................       $  32,041         $  33,870       $  35,655
   Investments .................................................           4,388             4,564           4,705
   FHLB stock ..................................................             360               360             360
   Interest-bearing deposits in other
     financial institutions ....................................              41                61              69
                                                                       ---------         ---------       ---------
Total interest income ..........................................          36,830            38,855          40,789

Projected interest expense:
   Deposits ....................................................          12,347            13,510          15,243
   Federal funds purchased and repurchase
     agreements ................................................           1,100             1,592           2,080
   FHLB advances ...............................................           5,386             5,554           5,747
   Subordinated debentures .....................................             450               508             569
                                                                       ---------         ---------       ---------
Total interest expense .........................................          19,283            21,164          23,639
                                                                       ---------         ---------       ---------

Net interest income ............................................       $  17,547         $  17,691       $  17,150
                                                                       =========         =========       =========

Change from base ...............................................       $    (144)                        $    (541)
% Change from base .............................................           (0.81)%                           (3.06)%

Interest Rate Sensitivity For 2004

                                                                         Gradual                          Gradual
                                                                        Decrease                         Increase
                                                                      In Interest                      In Interest
                                                                      Rates of 100                     Rates of 200
(Dollars in thousands)                                                Basis Points           BASE      Basis Points
                                                                      ------------           ----      ------------
Projected interest income:
   Loans ........................................................       $  25,845         $  26,660       $  28,361
   Investments ..................................................           3,606             3,681           3,837
   FHLB stock ...................................................             355               355             355
   Interest-bearing deposits in other
     financial institutions .....................................              32                42              62
                                                                        ---------         ---------       ---------
Total interest income ...........................................          29,838            30,738          32,615

Projected interest expense:
   Deposits .....................................................           7,990             8,457           9,887
   Federal funds purchased and repurchase
     agreements .................................................             570               811           1,292
   FHLB advances ................................................           4,598             4,637           4,713
   Subordinated debentures ......................................             344               374             434
                                                                        ---------         ---------       ---------
Total interest expense ..........................................          13,502            14,279          16,326
                                                                        ---------         ---------       ---------

Net interest income .............................................       $  16,336         $  16,459       $  16,289
                                                                        =========         =========       =========

Change from base ................................................       $    (123)                        $    (170)
% Change from base ..............................................           (0.75)%                           (1.03)%


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                               New Albany, Indiana

                              FINANCIAL STATEMENTS
                        December 31, 2005, 2004, and 2003

                                    CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................   31

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS.........................................   32

     CONSOLIDATED STATEMENTS OF INCOME...................................   33

     CONSOLIDATED STATEMENTS OF CHANGES IN
       SHAREHOLDERS' EQUITY..............................................   34

     CONSOLIDATED STATEMENTS OF CASH FLOWS...............................   37

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................   39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Community Bank Shares of Indiana, Inc.
New Albany, Indiana

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank Shares of Indiana, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with the U.S. generally accepted accounting.


                                          Crowe Chizek and Company LLC

Louisville, Kentucky
January 27, 2006, except for Note 19, as to which the date is February 15, 2006.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   December 31
                      (In thousands, except share amounts)

--------------------------------------------------------------------------------

                                                                         2005                2004
                                                                         ----                ----
ASSETS
Cash and due from financial institutions                             $    11,225         $    10,473
Interest-bearing deposits in other financial institutions                  1,358               1,859
Securities available for sale                                             98,835              90,152
Loans held for sale                                                        1,694               1,348
Loans, net of allowance for loan losses of $5,920 and $4,523             512,448             450,676
Federal Home Loan Bank stock                                               8,572               8,365
Accrued interest receivable                                                2,500               1,859
Premises and equipment, net                                               10,933              11,548
Cash surrender value life insurance                                       13,610              11,550
Other assets                                                               3,833               2,236
                                                                     -----------         -----------

                                                                     $   665,008         $   590,066
                                                                     ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non interest-bearing                                            $    47,573         $    43,837
     Interest-bearing                                                    417,263             367,469
                                                                     -----------         -----------
         Total deposits                                                  464,836             411,306
Short-term borrowings                                                     47,735              43,629
Federal Home Loan Bank advances                                           98,000              82,000
Subordinated debenture                                                     7,000               7,000
Accrued interest payable                                                   1,066                 729
Other liabilities                                                          3,596               2,621
                                                                     -----------         -----------
     Total liabilities                                                   622,233             547,285

Shareholders' equity
     Preferred stock, without par value;
       5,000,000 shares authorized; none issued                               --                  --
     Common stock, $.10 par value per share
       10,000,000 shares authorized;
       3,001,067 shares issued and 2,605,544
       shares outstanding; 3,001,067 issued and
       2,629,654 shares outstanding                                          300                 300
     Additional paid-in capital                                           24,971              24,845
     Retained earnings                                                    26,329              24,098
     Accumulated other comprehensive income (loss)                        (2,838)             (1,024)
     Unearned ESOP and performance share awards
       (2004 - 215 shares)                                                    --                  (2)
     Treasury stock, at cost (2005 - 395,523 shares,
       2004 - 371,198 shares)                                             (5,987)             (5,436)
                                                                     -----------         -----------
         Total shareholders' equity                                       42,775              42,781
                                                                     -----------         -----------

                                                                     $   665,008         $   590,066
                                                                     ===========         ===========


--------------------------------------------------------------------------------
                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             Years ended December 31
                    (In thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                                            2005            2004             2003
                                                                            ----            ----             ----
Interest and dividend income
     Loans, including fees                                              $    30,993      $    24,073      $    22,145
     Taxable securities                                                       3,352            2,929            2,047
     Tax-exempt securities                                                      291              376              630
     Federal Home Loan Bank dividends                                           364              366              391
     Interest-bearing deposits in other financial institutions                   58               42               39
                                                                        -----------      -----------      -----------
                                                                             35,058           27,786           25,252
Interest expense
     Deposits                                                                10,782            7,240            6,143
     Federal Home Loan Bank advances                                          4,746            4,979            5,221
     Other Short-term borrowings                                              1,816              577              311
                                                                        -----------      -----------      -----------
                                                                             17,344           12,796           11,675
                                                                        -----------      -----------      -----------

Net interest income                                                          17,714           14,990           13,577

Provision for loan losses                                                     1,750            1,105            1,274
                                                                        -----------      -----------      -----------

Net interest income after provision for loan losses                          15,964           13,885           12,303

Non-interest income
     Service charges on deposit accounts                                      2,593            2,021            1,707
     Commission income                                                           74               64              109
     Net gain on sales of available for sale securities                          23              138              653
     Net gain on sales of mortgage loans                                        426              322              592
     Loan servicing income, net of amortization                                  36               49              (53)
     Increase in cash surrender value of life insurance                         527              493              543
     Gain on recognition of life insurance benefit                              656               --               --
     Gain on disposition of equity stock                                        345               --               --
     Other income                                                               185              184              133
                                                                        -----------      -----------      -----------
                                                                              4,865            3,271            3,684

Non-interest expense
     Salaries and employee benefits                                           8,843            7,679            7,097
     Occupancy                                                                1,193            1,130              957
     Equipment                                                                1,142            1,231              989
     Data processing                                                          1,883            1,333            1,407
     Marketing and advertising                                                  503              387              287
     Legal and professional service fees                                        836              573              586
     Other expense                                                            1,755            1,570            1,781
                                                                        -----------      -----------      -----------
                                                                             16,155           13,903           13,104
                                                                        -----------      -----------      -----------

Income before income taxes                                                    4,674            3,253            2,883

Income tax expense                                                              925              665              581
                                                                        -----------      -----------      -----------

Net income                                                              $     3,749      $     2,588      $     2,302
                                                                        ===========      ===========      ===========

Earnings per share:
Basic                                                                   $      1.43      $      0.98      $      0.88
Diluted                                                                 $      1.41      $      0.97      $      0.87

Dividends per share                                                     $      0.58      $      0.54      $      0.53


--------------------------------------------------------------------------------
                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years ended December 31
                       (In thousands except share amounts)
--------------------------------------------------------------------------------



                                                           Common Stock        Additional
                                                     Shares                      Paid-In       Retained
                                                  Outstanding      Amount        Capital       Earnings
                                                  -----------      ------        -------       --------
Balance at January 1, 2003                         2,394,752     $      273    $   19,533     $   27,373

Comprehensive income:
  Net income                                              --             --            --          2,302
Change in net unrealized gains (losses),
    securities available for sale, net of
    reclassification and tax effects                      --             --            --             --
  Change in unrealized gains (losses),
    interest rate swap net of reclassification
      and tax effects                                     --             --            --             --
  Change in minimum pension liability,
    net of tax effects                                    --             --            --             --

     Total comprehensive income

Cash dividends declared ($.53 per share)                  --             --            --         (1,376)
Purchase of treasury stock                           (29,629)            --            --             --
Stock options exercised                               14,750             --           (60)            --
Commitment of shares to be released
  under ESOP                                           3,823             --            24             --
                                                  ----------     ----------    ----------     ----------
Balance at December 31, 2003                       2,383,696            273        19,497         28,299

Comprehensive income:
  Net income                                              --             --            --          2,588
Change in net unrealized gains (losses),
  securities available for sale, net of
  reclassification and tax effects                        --             --            --             --

                                                     Accumulated
                                                        Other          Unearned
                                                    Comprehensive      ESOP and                       Total
                                                        Income        Performance     Treasury     Shareholders'
                                                        (Loss)       Share Awards       Stock        Equity
                                                        ------       ------------       -----        ------
Balance at January 1, 2003                            $    1,332     $      (80)    $   (5,134)    $   43,297

Comprehensive income:
  Net income                                                  --             --             --          2,302
Change in net unrealized gains (losses),
    securities available for sale, net of
    reclassification and tax effects                      (1,041)            --             --         (1,041)
  Change in unrealized gains (losses),
    interest rate swap net of reclassification
      and tax effects                                       (708)            --             --           (708)
  Change in minimum pension liability,
    net of tax effects                                        17             --             --             17
                                                                                                   ----------
     Total comprehensive income                                                                           570

Cash dividends declared ($.53 per share)                      --             --             --         (1,376)
Purchase of treasury stock                                    --             --           (475)          (475)
Stock options exercised                                       --             --            268            208
Commitment of shares to be released
  under ESOP                                                  --             41             --             65
                                                      ----------     ----------     ----------     ----------
Balance at December 31, 2003                                (400)           (39)        (5,341)        42,289

Comprehensive income:
  Net income                                                  --             --             --          2,588
Change in net unrealized gains (losses),
  securities available for sale, net of
  reclassification and tax effects                          (230)            --             --           (230)


--------------------------------------------------------------------------------
                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years ended December 31
                       (In thousands except share amounts)
--------------------------------------------------------------------------------



                                                             Common Stock         Additional
                                                        Shares                      Paid-In       Retained
                                                     Outstanding       Amount       Capital       Earnings
                                                     -----------       ------       -------       --------
    Change in unrealized gains (losses),
       interest rate swap net of reclassification
       and tax effects                                       --             --            --             --
    Change in minimum pension liability,
         net of tax effects                                  --             --            --             --

       Total comprehensive income

Stock dividend on common stock (10%)                    238,661             27         5,339         (5,370)
Cash dividends declared ($.54 per share)                     --             --            --         (1,419)
Purchase of treasury stock                              (22,864)            --            --             --
Stock options exercised                                  26,386             --           (31)            --
Commitment of shares to be released
    under ESOP                                            3,775             --            40             --
                                                     ----------     ----------    ----------     ----------

Balance at December 31, 2004                          2,629,654     $      300    $   24,845     $   24,098

Comprehensive income:
    Net income                                               --             --            --          3,749
    Change in net unrealized gains (losses),
      securities available for sale, net of
      reclassification and tax effects                       --             --            --             --
    Change in unrealized gains (losses),
       interest rate swap net of reclassification
       and tax effects                                       --             --            --             --
    Change in minimum pension liability,
      net of tax effects                                     --             --            --             --

       Total comprehensive income

                                                       Accumulated
                                                          Other         Unearned
                                                      Comprehensive     ESOP and                        Total
                                                         Income       Performance       Treasury    Shareholders'
                                                         (Loss)       Share Awards        Stock         Equity
                                                         ------       ------------        -----         ------
    Change in unrealized gains (losses),
       interest rate swap net of reclassification
       and tax effects                                         (361)            --             --           (361)
    Change in minimum pension liability,
         net of tax effects                                     (33)            --             --            (33)
                                                                                                      ----------
       Total comprehensive income                                                                          1,964

Stock dividend on common stock (10%)                             --             --             --             (4)
Cash dividends declared ($.54 per share)                         --             --             --         (1,419)
Purchase of treasury stock                                       --             --           (533)          (533)
Stock options exercised                                          --             --            438            407
Commitment of shares to be released
    under ESOP                                                   --             37             --             77
                                                         ----------     ----------     ----------     ----------

Balance at December 31, 2004                             $   (1,024)    $       (2)    $   (5,436)    $   42,781

Comprehensive income:
    Net income                                                   --             --             --          3,749
    Change in net unrealized gains (losses),
      securities available for sale, net of
      reclassification and tax effects                       (1,259)            --             --         (1,259)
    Change in unrealized gains (losses),
       interest rate swap net of reclassification
       and tax effects                                         (534)            --             --           (534)
    Change in minimum pension liability,
      net of tax effects                                        (21)            --             --            (21)
                                                                                                      ----------
       Total comprehensive income                                                                          1,935


--------------------------------------------------------------------------------
                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years ended December 31
                       (In thousands except share amounts)
--------------------------------------------------------------------------------



                                                   Common Stock          Additional
                                              Shares                       Paid-In       Retained
                                           Outstanding        Amount       Capital       Earnings
                                           -----------        ------       -------       --------
Cash dividends declared ($.58 per share)            --             --            --         (1,518)
Purchase of treasury stock                     (24,700)            --            --             --
Stock award expense                                 --             --           125             --
Stock options exercised                            375             --            (1)            --
Commitment of shares to be released
    under ESOP                                     215             --             2             --
                                            ----------     ----------    ----------     ----------

Balance at December 31, 2005                 2,605,544     $      300    $   24,971     $   26,329
                                            ==========     ==========    ==========     ==========

                                             Accumulated
                                                 Other        Unearned
                                             Comprehensive    ESOP and                        Total
                                                Income      Performance     Treasury      Shareholders'
                                                (Loss)      Share Awards      Stock          Equity
                                                ------      ------------      -----          ------
Cash dividends declared ($.58 per share)               --             --            --         (1,518)
Purchase of treasury stock                             --             --          (557)          (557)
Stock award expense                                    --             --            --            125
Stock options exercised                                --             --             6              5
Commitment of shares to be released
    under ESOP                                         --              2            --              4
                                               ----------     ----------    ----------     ----------

Balance at December 31, 2005                   $   (2,838)    $        0    $   (5,987)    $   42,775
                                               ==========     ==========    ==========     ==========


--------------------------------------------------------------------------------
                             See accompanying notes.
--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended December 31
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                  2005           2004           2003
                                                                  ----           ----           ----
Cash flows from operating activities
     Net income                                                $    3,749     $    2,588     $    2,302
     Adjustments to reconcile net income to
       net cash from operating activities
         Provision for loan losses                                  1,750          1,105          1,274
         Depreciation                                               1,231          1,256          1,109
         Net amortization of securities                               259            387          1,019
         Net gain on sales of available for sale securities           (23)          (138)          (653)
         Mortgage loans originated for sale                       (27,622)       (20,227)       (28,595)
         Proceeds from mortgage loan sales                         27,702         27,887         37,244
         Net gain on sales of mortgage loans                         (426)          (322)          (592)
         Increase in cash surrender value of life insurance          (527)          (493)          (543)
         Gain on life insurance benefit                              (656)            --             --
         Federal Home Loan Bank stock dividends                      (207)          (366)          (299)
         ESOP and stock option compensation expense                   129             77             65
         Gain on disposition of equity stock                         (345)            --             --
         Net change in
            Accrued interest receivable                              (641)           (10)           118
            Accrued interest payable                                  337            378             14
            Other assets                                           (1,644)          (280)           727
            Other liabilities                                       1,931          1,081           (139)
                                                               ----------     ----------     ----------
                Net cash from operating activities                  4,997         12,923         13,051

Cash flows from investing activities
     Net change in interest-bearing deposits                          501            358         (1,267)
     Available for sale securities:
         Sales                                                      5,127          8,596         26,323
         Purchases                                                (26,608)       (28,455)       (65,318)
         Maturities, prepayments and calls                         10,655         12,253         46,280
     Loan originations and payments, net                          (63,993)       (69,443)       (70,694)
     Purchase of premises and equipment, net                         (616)        (1,473)        (1,116)
     Proceeds from life insurance benefit                             977             --             --
     Investment in cash surrender value of life insurance          (1,854)            --             --
                                                               ----------     ----------     ----------
         Net cash from investing activities                       (75,811)       (78,164)       (65,792)


--------------------------------------------------------------------------------
                             See accompanying notes.
--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended December 31
                                 (In thousands)

--------------------------------------------------------------------------------

                                                            2005         2004         2003
                                                            ----         ----         ----
Cash flows from financing activities
     Net change in deposits                               $ 53,530     $ 69,991     $ 51,485
     Net change in short-term borrowings                     4,106       (1,696)       8,932
     Proceeds from Federal Home Loan Bank advances          86,500       10,000       46,340
     Repayment of Federal Home Loan Bank advances          (70,500)     (18,200)     (48,840)
     Proceeds from issuance of subordinated debentures          --        7,000           --
     Exercise of stock options                                   5          407          208
     Purchase of treasury stock                               (557)        (533)        (475)
     Cash dividends paid                                    (1,518)      (1,419)      (1,376)
                                                          --------     --------     --------
         Net cash from financing activities                 71,566       65,550       56,274
                                                          --------     --------     --------

Net change in cash and due from banks                          752          309        3,533

Cash and due from banks at beginning
  of year                                                   10,473       10,164        6,631
                                                          --------     --------     --------

Cash and due from banks at end of year                    $ 11,225     $ 10,473     $ 10,164
                                                          ========     ========     ========

Supplemental cash flow information:
     Interest paid                                        $ 17,007     $ 12,418     $ 11,661
     Income taxes paid, net of refunds                       1,460          368          471

Supplemental noncash disclosures:
     Transfers from loans to loans held for sale                --        7,513           --
     Transfers from loans to foreclosed real estate            471          175        1,025
     Transfers from loans to repossessed assets                 --           --            3


--------------------------------------------------------------------------------
                             See accompanying notes.
--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Community Bank Shares of Indiana, Inc. and its wholly owned subsidiary, Your Community Bank, collectively referred to as "the Company". The Bank utilizes three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages the Bank's investment securities. The Bank established a new Community Development Entity
(CDE) subsidiary in July 2002 named CBSI Development Fund, Inc. The CDE enables the Bank to participate in the federal New Markets Tax Credit (NMTC) Program. The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE's. During June 2004, the Company completed a placement of floating rate subordinated debentures through Community Bank Shares
(IN) Statutory Trust I (Trust), a trust formed by the Company. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the financial statements reflect the subordinated debt issued by the Company to the Trust. Intercompany balances and transactions are eliminated in consolidation.

The Company provides financial services through its offices in Floyd and Clark counties in Indiana, and Jefferson and Nelson counties in Kentucky. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Use of Estimates: To prepare financial statements in conformity with the U.S. generally accepted accounting principles. Management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, mortgage servicing rights and fair values of financial instruments are particularly subject to change.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method, anticipating prepayments on mortgage backed activities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Company enters agreements to sell loans. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. The Company's commitments are for fixed rate mortgage loans, generally lasting 60 days and are at market rates when initiated. The Company had commitments to originate $4,307,000 and $350,000 in loans and an equal amount of corresponding sales contracts at December 31, 2005 and 2004. The impact of accounting for these instruments as derivatives was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

The Company sells loans on a servicing retained and also on a released basis. Servicing assets are recorded on loans sold with servicing retained and are capitalized in other assets and expensed into other income against service fee income in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

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


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

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

Federal  Home Loan Bank (FHLB)  Stock:  The Bank is a member of the FHLB system.
Members are required to own certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Foreclosed assets amounted to $106,000 at year-end 2005 and 2004 and are included in other assets in the consolidated balance sheets.

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

Stock Compensation: Prior to 2005, employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Effective January 1, 2005, the Company adopted the fair value recognition provision of FASB Statement No. 123(r), Accounting for Stock-Based Compensation, and recognizes stock option expense based on fair value at date of grant. The following table illustrates for 2004 and 2003 the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FAS 123(r).


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                                             2005         2004          2003
                                                             ----         ----          ----

                                                        (In thousands, except per share amounts)
Net income as reported                                    $   3,749     $   2,588     $   2,302
Add: Stock-based compensation expense included
     included in reported net income, net
     of related tax effects                                     120
Less:  Stock-based compensation expense
     determined under fair value based method                  (120)          (46)          (57)
                                                          ---------     ---------     ---------
Pro forma net income                                      $   3,749     $   2,542     $   2,245
                                                          =========     =========     =========

Basic earnings per share as reported                      $    1.43     $    0.98     $    0.88
Pro forma basic earnings per share                             1.43          0.97          0.86

Diluted earnings per share as reported                         1.41          0.97          0.87
Pro forma diluted earnings per share                           1.41          0.96          0.85

The weighted-average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing 2005 recognized compensation expense and 2004 for pro forma disclosures are as follows. There were no stock options granted during 2003.

                                                           2005          2004
                                                           ----          ----

     Risk-free interest rate                                 3.66%         3.97%
     Expected option life                                5.6 years    9.1 years
     Expected stock price volatility                        15.70%        15.92%
     Expected dividend yield                                 2.58%         2.61%
     Weighted-average fair value of options
       granted during the year                              $2.76         $3.78

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

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer-financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unallocated. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The company paid a 10% stock dividend on December 27, 2004. Earnings and dividends per share are restated for all stock dividends through the date of issue of the financial statements.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $4.1 million and $3.2 million was required to meet regulatory reserve and clearing requirements at year-end 2005 and 2004. These balances do not earn interest.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders, as more fully described in a separate note. These restrictions pose no practical limit on the ability of the Bank or Holding Company to pay dividends at historical levels.

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

Adoption of New Accounting Standards: The Company adopted FASB Statement 123 (revised 2004), Share-Based Payment, on January 1, 2005. The affect of this statement on the Company's operating results was disclosed earlier in Note 1.

The Company adopted SOP03-3 effective January 1, 2005. SOP 03-3 requires that acquired loans to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisitions over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. The adoption of this standard did not have a material impact on the Company's operating results or financial condition.

Reclassifications: Some items in the prior years' financial statements were reclassified to conform to the current presentation.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

                                                                        Gross         Gross
                                                         Fair        Unrealized    Unrealized
                                                         Value          Gains        Losses
                                                         -----       ----------    ----------
                                                                   (In thousands)
2005
    U. S. Government and federal agency             $     10,921     $        5    $     (198)
    State and municipal                                    6,449            147           (17)
    Mortgaged-backed                                      66,752             13        (2,025)
    Corporate bonds                                       14,471             74          (149)
    Mutual funds                                             242             --            (8)
                                                    ------------     ----------    ----------
       Total                                        $     98,835     $      239    $   (2,397)
                                                    ============     ==========    ==========

2004
    U. S. Government and federal agency             $      4,739     $       --    $      (64)
    State and municipal                                    6,613            256            --
    Mortgaged-backed                                      63,943            256          (661)
    Corporate bonds                                       14,611             57           (91)
    Mutual funds                                             246             --            (4)
                                                    ------------     ----------    -----------
       Total                                        $     90,152     $      569    $     (820)
                                                    ============     ==========    ==========

Sales of available for sale securities were as follows.

                                                               2005           2004             2003
                                                               ----           ----             ----
                                                                        (In thousands)
    Proceeds                                               $    5,127      $    8,596      $    26,323
    Gross gains                                                    30             141              653
    Gross losses                                                   (7)             (3)              --

The tax provision applicable to these net realized gains amounted to $8,000, $47,000 and $222,000, respectively.

Contractual maturities of available for sale securities at year-end 2005 were as follows. Mortgage-backed securities and mutual funds which do not have a single maturity date are shown separately.

                                                                    Fair
                                                                    Value
                                                                    -----
                                                               (In thousands)

    Due in one year or less                                      $       500
    Due from one to five years                                        16,509
    Due from five to ten years                                         1,505
    Due after ten years                                               13,327
    Mortgage-backed                                                   66,752
    Mutual Funds                                                         242
                                                                 -----------

       Total                                                     $    98,835
                                                                 ===========

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Securities pledged at year-end 2005 and 2004 had a carrying amount of $80.8 million and $86.4 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2005 and 2004, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

Securities with unrealized losses at year end 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

                                               Less than 12 Months          12 Months or More                  Total
                                               -------------------          -----------------                  -----
                                              Fair       Unrealized        Fair       Unrealized        Fair       Unrealized
2005                                          Value         Loss           Value         Loss           Value         Loss
----                                          -----         ----           -----         ----           -----         ----
   U. S. Government and federal agency      $  4,341      $    (41)      $  4,651      $   (157)      $  8,992      $   (198)
   State and municipal                           615           (17)            --            --            615           (17)
   Mortgage-backed                            28,420          (521)        37,479        (1,504)        65,899        (2,025)
   Corporate bonds                                --            --          5,504          (149)         5,504          (149)
   Mutual funds                                  242            (8)            --            --            242            (8)
                                            --------      --------       --------      --------       --------      --------

   Total temporarily impaired               $ 33,618      $   (587)      $ 47,634      $ (1,810)      $ 81,252      $ (2,397)
                                                          ========       ========      ========       ========      ========

                                               Less than 12 Months          12 Months or More                  Total
                                               -------------------          -----------------                  -----
                                              Fair       Unrealized        Fair       Unrealized         Fair      Unrealized
2004                                          Value         Loss           Value         Loss           Value         Loss
----                                          -----         ----           -----         ----           -----         ----
   U. S. Government and federal agency      $  4,739      $    (64)      $     --      $     --       $  4,739      $    (64)
   Mortgage-backed                            34,296          (317)        12,845          (344)        47,141          (661)
   Corporate bonds                             5,167           (77)           500           (14)         5,667           (91)
   Mutual funds                                  246            (4)            --            --            246            (4)
                                            --------      --------       --------      --------       --------      --------

   Total temporarily impaired               $ 44,448      $   (462)      $ 13,345      $   (358)      $ 57,793      $   (820)
                                            ========      ========       ========      ========       ========      ========

Unrealized losses on securities have not been recognized into income because the issuers' securities are of high credit quality (rated A- or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

NOTE 3 - LOANS

Loans at year-end were as follows.

                                             2005            2004
                                             ----            ----
                                                (In thousands)

   Commercial                             $  92,640       $  73,374
   Real Estate:
       Residential                          111,969         100,553
       Commercial                           186,644         186,175
       Construction                          61,031          38,638
   Home equity                               58,060          49,677
   Loans secured by deposit accounts            729             687
   Consumer                                   7,295           6,095
                                          ---------       ---------
         Subtotal                           518,368         455,199
   Less: Allowance for loan losses           (5,920)         (4,523)
                                          ---------       ---------

   Loans, net                             $ 512,448       $ 450,676
                                          =========       =========

During 2005 and 2004, substantially all of the Company's residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

Activity in the allowance for loan losses was as follows.

                                                             2005           2004            2003
                                                             ----           ----            ----
                                                                      (In thousands)
   Beginning balance                                      $   4,523       $   4,034       $   3,814
   Provision for loan losses                                  1,750           1,105           1,274
   Loans charged-off                                           (539)           (680)         (1,075)
   Recoveries                                                   186              64              21
                                                          ---------       ---------       ---------

   Ending balance                                         $   5,920       $   4,523       $   4,034
                                                          =========       =========       =========

Information about impaired loans is presented below. There were no impaired loans for the periods presented without an allowance allocation.

                                                             2005            2004            2003
                                                             ----            ----            ----
                                                                         (In thousands)
   Impaired loans at year-end                             $   2,483       $     780       $     805
   Amount of the allowance for loan losses allocated          1,146             288             276
   Average of impaired loans during the year                  1,300           1,171           1,691
   Interest income recognized during impairment                   3               8              30

Nonperforming loans at year-end were as follows

   Loans past due over 90 days still on accrual           $       5       $      --       $      25
   Non-accrual loans                                          5,498           1,588           1,788


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

Related  Party  Loans:  Loans  and  off-balance-sheet   commitments   (including
commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates were as follows.

                                                        2005
                                                        ----
                                                    (In thousands)

     Beginning loans                                $  23,282
     New loans                                          6,909
     Effect of changes in related parties              (3,366)
     Repayments                                        (7,696)
                                                     --------

     Ending loans                                   $  19,129
                                                    =========

                                                        2005            2004
                                                        ----            ----
                                                          (In thousands)

     Off-balance-sheet commitments                  $   6,615       $   8,061

Mortgage Banking Activities: Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $24.9 million and $30.6 million at year-end 2005 and 2004. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in non-interest bearing deposits, were approximately $156,000 and $214,000 at year-end 2005 and 2004. Servicing assets related to these loans, included in other assets, were $164,000 and $212,000 at year-end 2005 and 2004. Amortization expense was $48,000 for both 2005 and 2004, and there was no valuation allowance required. The fair value for mortgage servicing rights were $269,000 and $249,000 at year-end 2005 and 2004.

NOTE 4- PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

                                                    2005            2004
                                                    ----            ----
                                                       (In thousands)
     Land and land improvements                  $    1,294      $    1,262
     Buildings                                        9,674           9,878
     Furniture, fixtures and equipment                7,025           6,494
     Leasehold improvements                             737             539
                                                 ----------      ----------
                                                     18,730          18,173

     Less: Accumulated depreciation                  (7,797)         (6,625)
                                                 ----------      ----------
                                                 $   10,933      $   11,548
                                                 ==========      ==========

Rent expense was $329,000, $305,000 and $195,000 for 2005, 2004, and 2003,
respectively. Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

                2006                      $      433
                2007                             458
                2008                             390
                2009                             392
                2010                             380
                Thereafter                     2,486
                                          ----------
                      Total               $    4,539
                                          ==========


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

NOTE 5 - DEPOSITS

Time deposits of $100,000 or more were $93.1 million and $70.1 million at year-end 2005 and 2004.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows.

                 2006                     $ 139,961
                 2007                        49,888
                 2008                         5,547
                 2009                         8,406
                 2010                         7,510
                 Thereafter                     288

Deposits from principal officers, directors and their affiliates at year-end 2005 and 2004 were approximately $8.5 million and $7.7 million.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings consist of, retail repurchase agreements representing overnight borrowings from deposit customers, effectively deposit equivalents, federal funds purchased representing overnight borrowings from other financial institutions, and lines of credit with other financial institutions. The debt securities sold under the repurchase agreements were under the control of the subsidiary bank during 2005 and 2004.

Information concerning 2005 and 2004 short-term borrowings is summarized as follows.

                                                                      2005         2004
                                                                      ----         ----
                                                                    (Dollars in thousands)
   Repurchase agreements at year-end
        Balance                                                     $47,735       $42,640
        Weighted average interest rate                                 3.72%         1.82%
   Repurchase agreements during the year
        Average daily balance                                       $39,905       $27,384
        Maximum month-end balance                                    47,735        42,640
        Weighted average interest rate                                 2.76%         0.86%

   Federal funds purchased and lines of credit at year-end
        Balance                                                     $    --       $   989
        Weighted average interest rate                                   --          2.44%
   Federal funds purchased and lines of credit during the year
        Average daily balance                                       $ 8,779       $ 9,188
        Maximum month-end balance                                    32,772        22,680
        Weighted average interest rate                                 3.35%         1.88%


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

                                      2005                                 2004
                             ---------------------------      ----------------------------
                             Weighted                          Weighted
                              Average                           Average
                               Rate           Amount             Rate           Amount
                             --------         ------           ---------        ------
                                                  (Dollars in thousands)
          Fixed rate            5.72%        $    80,000          5.86%        $    72,000
          Variable rate         4.30              18,000          2.53              10,000
                                             -----------                       -----------
                                             $    98,000                       $    82,000
                                             ===========                       ===========

The advances were collateralized by first mortgage loans and commercial loans under a blanket lien agreement and available for sale securities which were pledged as security under the agreement.

The contractual maturities of advances outstanding as of December 31, 2005 are as follows.

                                         Fixed       Variable
                                         -----       --------
                                           (In thousands)

          2006                        $    8,000    $   18,000
          2007                                --            --
          2008                             4,000            --
          2009                            21,000            --
          2010                            47,000            --

The fixed rate advances consisted of $70.0 million in convertible advances. The FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty. There is a substantial penalty if the Company prepays the advances before FHLB exercises its right.

NOTE 8 - SUBORDINATED DEBENTURES

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


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

NOTE 9 - BENEFIT PLANS

Defined Benefit Plans: The Company sponsors a defined benefit pension plan. The benefits are based on years of service and the employees' highest average of total compensation for five consecutive years of employment. In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants.

A reconciliation of the projected benefit obligation and the value of plan assets follow.

                                                                     2005            2004
                                                                     ----            ----
                                                                         (In thousands)
Change in projected benefit obligation
     Balance, beginning of year                                   $       870     $       775
     Interest cost                                                         49              47
     Actuarial (gain) loss                                                 52              82
     Benefits paid to participants                                        (20)            (34)
                                                                  -----------     -----------
     Ending benefit obligation                                            951             870

Change in plan assets
     Fair value, beginning of year                                        556             516
     Actual return on plan assets                                          21              34
     Employer contributions                                                41              40
     Benefits paid to participants                                        (20)            (34)
                                                                  -----------     -----------

     Fair value, end of year                                              598             556
                                                                  -----------     -----------

     Funded status                                                       (353)           (314)

     Unrecognized net actuarial loss                                      436             402
                                                                  -----------     -----------

          Prepaid benefit cost                                    $        83     $        88
                                                                  ===========     ===========


The components of pension expense and related actuarial assumptions were as follows.

                                                       2005            2004            2003
                                                       ----            ----            ----
                                                            (Dollars in thousands)
     Interest cost                                 $        49     $        47     $        50
     Expected return on plan assets                        (45)            (42)            (34)
     Amortization of unrecognized loss                      41              36              82
                                                   -----------     -----------     -----------
          Pension expense (income)                 $        45     $        41     $        98
                                                   ===========     ===========     ===========

     Discount rate on benefit obligation                 5.50%           5.75%           6.25%
     Rate of expected return on plan assets              8.00%           8.00%           8.00%

A minimum pension liability is separately recorded with an offset to other comprehensive income to the extent the plan's current liability, if in excess of the plan's assets, is not otherwise recorded. As a result of the 1997 amendment discussed previously, the plan's projected benefit obligation also represents its current liability. At year-end 2005 and 2004, the plan's current liability exceeded the assets by $353,000 and $314,000. Accordingly, the Company's 2005 and 2004 balance sheets include a minimum pension liability of $436,000 and $402,000 which is in addition to the prepaid benefit cost otherwise recorded. Among other events, the amount carried in accumulated other comprehensive income will be reclassified to earnings should management elect to terminate the plan.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Plan Assets: The Company's target allocation for 2006, pension plan asset allocation at year-end 2005 and 2004, and expected long-term rate of return by asset category are as follows:

                                 Target           Percentage of Plan        Weighted-Average
                               Allocation         Assets at Year-end       Expected Long-Term
                                  2006              2005       2004        Rate of Return 2005
                                  ----              ----       ----        -------------------
Asset Category
     Mutual funds                  85%                83%        85%               9.0%
     Money market                  15                 17         15                4.0
                                                  ------     ------

     Total                                           100%       100%               8.0%
                                                  ======     ======

Estimated Future Payments: The following benefit payments are expected:

                                         Pension Benefits
                                         ----------------
                 2006                         $   26
                 2007                             24
                 2008                             22
                 2009                             20
                 2010                             19
                 Years 2011-2015                 111

The Company expects to contribute $46,000 to its pension plan in 2006.

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

Contributions to the ESOP during 2005, 2004 and 2003 were $2,000, $37,000 and $41,000. Expense for 2005, 2004 and 2003 was $4,000, $77,000 and $65,000.

Shares held by the ESOP trust were as follows.

                                                     2005            2004
                                                     ----            ----
                                                        (In thousands)

     Allocated to participants                            37              43
     Unearned                                             --              --
                                                  ----------      ----------
         Total ESOP shares                                37              43
                                                  ==========      ==========

         Fair value of unearned shares            $       --      $        4
                                                  ==========      ==========

Deferred Compensation Arrangements: The Company has entered into deferred compensation arrangements with certain directors and officers. The liability for such arrangements is fully accrued during the service period, with benefits paid monthly upon retirement until death, or date specified by the agreement. The liability was $455,000 and $500,000 at December 31, 2005 and 2004, respectively. Expense related to these arrangements for 2005, 2004 and 2003 was $18,000, $19,000 and $84,000.

Defined   Contribution   Plans:   The  401(k)  benefit  plan  matches   employee
contributions equal to 100% of the first 3% of the compensation contributed. Expense for 2005, 2004 and 2003 was $133,000, $111,000 and $132,000.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

NOTE 10 - STOCK-BASED COMPENSATION PLANS

Stock Options: The Company's stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date. Non-employee directors are eligible to receive only nonqualified stock options. As of December 31, 2005, the plan allows for additional option grants of up to 323,600 shares.

A summary of the activity in the plan follows.

                                               2005                   2004                 2003
                                      -------------------    -------------------    -------------------
                                                 Weighted               Weighted               Weighted
                                                  Average                Average                Average
                                                 Exercise               Exercise               Exercise
                                      Shares       Price     Shares       Price     Shares       Price
                                      ------       -----     ------       -----     ------       -----
                                                 (In thousands, except per share amounts)
  Outstanding at beginning
    of year                             126       $16.27       131       $14.86       185       $15.46
  Granted                                77        24.26        31        20.17        --           --
  Exercised                              (1)       13.54       (29)       14.08       (17)       12.78
  Forfeited                              (3)       20.66        (7)       16.23       (37)       18.78
                                      -----                  -----                 ------

  Outstanding at end of year            199       $19.28       126       $16.27       131       $14.86
                                      =====                  =====                 ======

  Options exercisable at year-end       109       $15.65       104       $15.43       125       $14.90

Information pertaining to options (in thousands) outstanding at December 31, 2005 is as follows.

                                              Options Outstanding                           Options Exercisable
                                      -------------------------------------       ------------------------------------
                                                   Weighted                                   Weighted
                                                    Average        Weighted                    Average        Weighted
                                                   Remaining        Average                   Remaining        Average
                                                  Contractual      Exercise                  Contractual      Exercise
Range of Exercise Prices              Shares     Life In Years       Price        Shares    Life in Years       Price
------------------------              ------     -------------       -----        ------    -------------       -----
                                                            (In thousands, except per share amounts)
$12.27 - $14.09                          56           4.7         $   12.99          56           4.7        $  12.99
$14.64 - $16.82                          10           4.8             15.14         101           4.8            5.14
$18.96 - $20.45                          56           5.1             19.57          43           4.0           19.36
$22.51 - $24.76                          77           9.5             24.28          --            --              --
                                      -----                                       -----

Outstanding at end of year              199           6.6         $   19.28         109           4.5        $  15.65
                                      =====                                       =====

The aggregate intrinsic value for options outstanding and options exercisable at December 31, 2005 was $821,000 and $778,000, respectively. There was $211,000 in total compensation cost related to unvested options not recognized at December 31, 2005, with a weighted-average period of 2.1 years over which the cost is expected to be recognized. There were no modifications or cash paid to settle stock options awards during the three year period ending December 31, 2005.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

The following table provides further information regarding the Company's stock options plan during each year.

                                                           2005         2004         2003
                                                           ----         ----         ----
                                                               (Dollars in thousands)
  Compensation expense recognized for stock options      $    69      $    --      $    --
  Weighted average grant date fair value
       of options granted                                   2.76         3.78           --
  Total intrinsic value of options exercised                   3          193           60
  Total fair value of options vested                          22           48           29
  Cash received from options exercises                         5          407          208

Performance Units Awards: The Company may grant performance unit awards to employees for up to 275,000 shares of common stock. The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date. The Company estimates the progress toward achieving these objectives when estimating the number of awards expected to vest and, correspondingly, periodic compensation expense. The Company recognized $86,000 in expense for performance units awards during 2005.

The compensation cost attributable to these restricted performance units awards is based on both the fair market value of the shares at the grant date and the Company's stock price at the end of a reporting cycle. Thirty-five percent of the total award will be paid in cash and is therefore classified as a liability, with total compensation cost changing as the Company's stock price changes. The remaining sixty-five percent is classified as an equity award; total compensation cost is based on the fair market value of sixty-five percent of the total award on the date of grant. The compensation expense is recognized over the specified performance period.

A summary of the activity in the plan follows (in thousands, except per share amounts).

                                                          2005
                                             ---------------------------------
                                                             Weighted Average
                                                                Grant-Date
                                                Shares          Fair Value
                                                ------          ----------
  Not vested at beginning
    of year                                         --           $     --
  Granted                                           24              22.51
  Vested                                            --                 --
  Forfeited                                         --                 --
                                              --------

  Not vested at end of year                         24           $  22.51
                                              ========

There was $158,000 in total compensation cost related to unvested performance units not recognized at December 31, 2005, with a weighted-average period of 1.0 year over which the cost is expected to be recognized. There were no modifications or cash paid to settle performance unit awards during the three year period ending December 31, 2005.


--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES

Income tax expense (benefit) was as follows.

                                                2005             2004            2003
                                                ----             ----            ----
                                                           (In thousands)

     Current                                $      1,525    $        599     $        419
     Deferred                                       (597)              3               21
     Valuation allowance                              (3)             63              141
                                            ------------    ------------     ------------
         Total                              $        925    $        665     $        581
                                            ============    ============     ============

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

                                                   2005                            2004                      2003
                                                   ----                            ----                      ----
                                                                     (Dollars In thousands)
Federal statutory rate times
  financial statement income              $ 1,589           34.0%       $ 1,106           34.0%       $ 980           34.0%
Effect of:
     Tax-exempt income                       (153)          (3.3)          (156)          (4.8)        (222)          (7.7)
     State taxes, net of federal
       benefit                                  3            0.1            (63)          (2.1)        (141)          (4.9)
     Change in
       valuation allowance                     (3)          (0.1)            63            2.1          141            4.9
     Nontaxable earnings from
       cash surrender value
        of life insurance policies           (402)          (8.6)          (168)          (5.2)        (185)          (6.4)
     New markets tax credit                  (150)          (3.2)          (150)          (4.6)
     Incentive stock options expense           17            0.4
     Other, net                                24            0.5             33            0.8            8            0.3
                                          -------       --------        -------       --------        -----       --------

         Total                            $   925           19.8%       $   665           20.2%       $ 581           20.2%
                                          =======       ========        =======       ========        =====       ========


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Year-end deferred tax assets and liabilities were due to the following.

                                                                     2005             2004
                                                                     ----             ----
                                                                          (In thousands)
    Deferred tax assets:
        Allowance for loan losses                                 $    2,228       $    1,716
        Employee benefit plans                                           187              159
        Minimum pension liability                                        170              157
        Net unrealized loss on securities available for sale             734               85
        Net unrealized loss on interest rate swap                        734              392
        Net operating loss carryforward                                  260              263
        Unused tax credits                                                --               37
        Other                                                             27               12
                                                                  ----------       ----------
                                                                       4,340            2,821

    Deferred tax liabilities:
        Premises and equipment                                          (428)            (520)
        FHLB stock                                                      (507)            (466)
        Deferred loan fees and costs                                    (160)            (149)
        Mortgage Servicing Rights                                        (62)             (80)
        Other                                                            (37)             (61)
                                                                  ----------       ----------
                                                                      (1,194)          (1,276)

    Valuation allowance on net deferred tax assets                      (260)            (263)
                                                                  ----------       ----------

    Net deferred tax asset                                        $    2,886       $    1,282
                                                                  ==========       ==========

The Company incurred net operating losses for state income taxes during 2004, 2003 and 2002 which will be carried forward and applied to future state taxable income. Due to the uncertainty of the Company's ability to use this benefit, a valuation allowance has been recorded. The cumulative state net operating loss is $3.1 million and can be carried forward for 15 years.

Your Community Bank qualified under provisions of the Internal Revenue Code which through 1987 permitted them to deduct from taxable income a provision for bad debts that exceeded the provision for loan losses charged to income on the financial statements. Retained earnings at December 31, 2005 and 2004 includes this benefit of approximately $3.7 million for which accounting standards do not require a deferred federal income tax liability to be recorded. If the bank was liquidated or otherwise ceased to be a bank or if tax laws were to change, this liability would be recorded with an offset to income tax expense.

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


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2005 and 2004, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no considerations or events since December 31, 2005 that management believes have changed the institution's classification as well capitalized.

Actual and required capital amounts and ratios are presented below at year-end.

                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                          For Capital              Prompt Corrective
                                                       Actual         Adequacy Purposes            Action Provisions
                                                       ------         -----------------            -----------------
                                                Amount     Ratio       Amount      Ratio        Amount           Ratio
                                                ------     -----       ------      -----        ------           -----
                                                                    (Dollars in millions)
2005
Total Capital (to Risk Weighted Assets):
     Consolidated                              $  58.3     10.5%      $  44.2        8%            N/A            N/A
     Your Community Bank                          57.9     10.5%         44.2        8            55.3             10%

Tier I Capital (to Risk Weighted Assets):
     Consolidated                              $  52.3      9.5%      $  22.1        4%            N/A            N/A
     Your Community Bank                          52.0      9.4%         22.1        4            33.2              6%

Tier I Capital (to Average Assets):
     Consolidated                              $  52.3      8.0%      $  26.3        4%            N/A            N/A
     Your Community Bank                          52.0      7.9%         26.3        4            32.8              5%

2004
Total Capital (to Risk Weighted Assets):
     Consolidated                              $  55.1     11.3%      $  39.0        8%            N/A            N/A
     Your Community Bank                          54.4     11.2%         39.0        8            48.7             10%

Tier I Capital (to Risk Weighted Assets):
     Consolidated                              $  50.5     10.4%      $  19.5        4%            N/A            N/A
     Your Community Bank                          49.9     10.3%         19.5        4            29.2              6%

Tier I Capital (to Average Assets):
     Consolidated                              $  50.5      8.7%      $  23.2        4%            N/A            N/A
     Your Community Bank                          49.9      8.6%         23.1        4            28.9              5%

Dividend Restrictions: The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2006, the Bank could, without prior approval, declare dividends of approximately $2,328,000 plus any 2006 net profits retained to the date of the dividend declaration.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

NOTE 13- INTEREST RATE SWAPS

On August 30, 2002, the Company entered into a $25,000,000 notional amount interest rate swap arrangement to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 6.51%. An additional $25,000,000 notional amount interest rate swap was entered into on June 19, 2003 to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 5.22%. The variable rate of the swaps resets daily, with net interest being settled monthly. The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the swaps.

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on June 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive income and will be reclassified to earnings over the lives of the hedges. During the 12 months ended December 31, 2005 and 2004, respectively, the Company recognized expense of $162,000 and income of $777,000. Based on current rates, $693,000 is expected to be transferred out of accumulated other comprehensive income as a reduction of interest income during 2006. The fair value of the swaps were liabilities of $1.9 million and $1.0 million as of year-end 2005 and 2004 and are reported in other liabilities in the Company's consolidated financial statements.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

                                            2005                       2004
                                            ----                       ----
                                      Fixed      Variable       Fixed        Variable
                                      Rate         Rate          Rate         Rate
                                      ----         ----          ----         ----
                                                     (In thousands)
    Commitments to make loans      $ 11,150      $ 19,769      $    808      $  8,172
    Unused lines of credit               --       140,956            --       142,787
    Letters of credit                    --         5,646            --         4,586

Commitments to make loans are generally made for periods of 30 days or less and are at market rates. The fixed rate loan commitments have interest rates ranging from approximately 6.90% to 7.05% and maturities ranging from 3 years to 14 years.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                               2005                               2004
                                                               ----                               ----
                                                     Carrying           Fair           Carrying            Fair
                                                      Amount            Value           Amount             Value
                                                     --------           -----          --------            -----
                                                                         (In thousands)
     Financial assets
         Cash and due from financial
           financial institutions                  $    11,225      $     11,225      $    10,473         10,473
         Interest-bearing deposits in
           other financial institutions                  1,358             1,358            1,859          1,859
         Securities available for sale                  98,835            98,835           90,152         90,152
         Loans held for sale                             1,694             1,719            1,348          1,366
         Loans, net                                    512,448           513,248          450,676        451,732
         Federal Home Loan Bank stock                    8,572             8,572            8,365          8,365
         Accrued interest receivable                     2,500             2,500            1,859          1,859

     Financial liabilities
         Deposits                                      464,836           463,613          411,306        411,586
     Short-term borrowings                              47,735            47,735           43,629         43,629
     Advances from Federal Home
           Loan Bank                                    98,000           101,117           82,000         88,726
     Subordinated debenture                              7,000             7,000            7,000          7,000
         Accrued interest payable                        1,066             1,066              729            729
         Interest rate swaps                             1,881             1,881            1,005          1,005

The methods and assumptions used to estimate fair value are described as follows.

The estimated fair value equals the carrying amount for cash and due from banks, interest-bearing deposits in other financial institutions, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term borrowings, subordinated debenture, and variable rate loans or deposits that reprice frequently and fully. Security and interest rate swap fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the instrument and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of FHLB advances is based on current rates for similar financing. The fair value of off-balance-sheet items is based on current fees or costs that would be charged to enter into or terminate such arrangements and is not material.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

NOTE 16- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. is as follows:

CONDENSED BALANCE SHEETS

                                                                                  December 31
                                                                             2005              2004
                                                                             ----              ----
                                                                                  (In thousands)
ASSETS
Cash and due from financial institutions                                  $       139      $       657
Investment in subsidiaries                                                     49,449           49,145
Other assets                                                                      700              516
                                                                          -----------      -----------
       Total assets                                                       $    50,288      $    50,318
                                                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debenture                                                    $     7,000      $     7,000
Accrued expenses and other liabilities                                            513              537
                                                                          -----------      -----------
     Total liabilities                                                          7,513            7,537
Total shareholders' equity                                                     42,775           42,781
                                                                          -----------      -----------
                                                                          $    50,288      $    50,318
                                                                          ===========      ===========

CONDENSED STATEMENTS OF INCOME

                                                                      Years ended December 31
                                                              2005            2004             2003
                                                              ----            ----             ----
                                                                        (In thousands)
Income
     Dividends from subsidiaries                          $     2,250      $     2,600      $     2,700
     Management and other fees from subsidiaries                   --            1,955            2,409
     Interest and dividend income                                  --               --                2
                                                          -----------      -----------      -----------
         Total income                                           2,250            4,555            5,111

Expense
     Operating expenses                                           879            2,724            5,151
                                                          -----------      -----------      -----------

Income (loss) before income taxes and equity
  in undistributed net income of subsidiaries                   1,371            1,831              (40)

Income tax benefit                                                281              525              982
                                                          -----------      -----------      -----------

Income before equity in undistributed net
  income of subsidiaries                                        1,652            2,356              942

Equity in undistributed (distributions in excess) of
  net income of subsidiaries                                    2,097              232            1,360
                                                          -----------      -----------      -----------

Net income                                                $     3,749      $     2,588      $     2,302
                                                          ===========      ===========      ===========


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Years ended December 31
                                                                 2005             2004               2003
                                                                 ----             ----               ----
                                                                             (In thousands)
Cash flows from operating activities
  Net income                                                 $     3,749       $     2,588       $     2,302
  Adjustments to reconcile net income to net cash
      from operating activities
      Equity (in undistributed) distributions in excess
         of net income of subsidiaries                            (2,097)             (232)           (1,360)
      Depreciation                                                    --                --               395
      (Increase) decrease in other assets
         and liabilities, net                                       (100)           (6,753)              295
                                                             -----------       -----------       -----------
    Net cash from operating activities                             1,552            (4,397)            1,632

Cash flows from investing activities
  Net change in interest-bearing deposits in other
    financial institutions                                            --                 1                --
  Purchase of premises and equipment, net                             --               802              (259)
                                                             -----------       -----------       -----------
    Net cash from investing activities                                --               803              (259)

Cash flows from financing activities
  Net change in short-term borrowings                                 --            (1,200)              270
  Proceeds from issuance of subordinated debenture                    --             7,000                --
  Exercise of stock options                                            5               407               208
  Purchase of treasury stock                                        (557)             (533)             (475)
  Stock dividend declared (10%)                                       --                (4)               --
  Cash dividends paid                                             (1,518)           (1,419)           (1,376)
                                                             -----------       -----------       -----------
    Net cash from financing activities                            (2,070)            4,251            (1,373)
                                                             -----------       -----------       -----------

Net change in cash                                                  (518)              657                --

Cash at beginning of year                                            657                --                --
                                                             -----------       -----------       -----------

Cash at end of year                                          $       139       $       657       $        --
                                                             ===========       ===========       ===========


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

NOTE 17 - EARNINGS PER SHARE

The factors used in the earnings per share computation follows.

                                                                          2005            2004            2003
                                                                          ----            ----            ----
                                                                        (In thousands, except per share amounts)
     Basic
         Net income                                                    $   3,749       $   2,588       $   2,302
                                                                       =========       =========       =========

         Average shares:
           Common shares issued                                            3,001           3,001           3,001
           Less:   Unallocated ESOP shares                                     -              (2)             (4)
                   Treasury stock                                           (382)           (371)           (380)
                                                                       ---------       ---------       ---------

              Average shares outstanding                                   2,619           2,628           2,617
                                                                       =========       =========       =========

     Net income per common share, basic                                $    1.43       $    0.98       $    0.88
                                                                       =========       =========       =========

     Diluted
         Net income                                                    $   3,749       $   2,588       $   2,302
                                                                       =========       =========       =========

         Average shares:
           Common shares outstanding for basic                             2,619           2,628           2,617
           Add:  Dilutive effects of outstanding
             options                                                          33              30              17
                                                                       ---------       ---------       ---------
           Average shares and dilutive
             potential common shares                                       2,652           2,658           2,634
                                                                       =========       =========       =========

     Net income per common share, diluted                              $    1.41       $    0.97       $    0.87
                                                                       =========       =========       =========

Stock options of 80,200 and 31,100 common shares were excluded from 2005 and 2003 diluted earnings per share because they were anti-dilutive. There were no anti-dilutive stock options for 2004.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.

NOTE 18 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                             2005               2004             2003
                                                             ----               ----             ----
                                                                          (In thousands)
     Unrealized holding gains on
       available for sale securities                     $    (1,884)      $      (210)      $      (927)
     Less reclassification adjustments for gains
       recognized in income                                      (23)             (138)             (653)
                                                         -----------       -----------       -----------
     Net unrealized gain (loss) on securities
       available for sale, net of reclassifications           (1,907)             (348)           (1,580)

     Unrealized holding gain on interest
       rate swaps                                             (1,039)              185              (388)
     Amounts reclassified to interest income                     163              (777)             (771)
                                                         -----------       -----------       -----------
     Net unrealized gain (loss) on interest rate
       swaps, net of reclassifications                          (876)             (592)           (1,159)

     Change in minimum pension liability                         (34)              (54)               28
                                                         -----------       -----------       -----------

     Other comprehensive income (loss)
       before tax effects                                     (2,817)             (994)           (2,711)
     Tax effect                                                1,003               370               979
                                                         -----------       -----------       -----------

     Other comprehensive income (loss)                   $    (1,814)      $      (624)      $    (1,732)
                                                         ===========       ===========       ===========

NOTE 19 - PENDING ACQUISTION

On February 15, 2006, the Company executed a definitive agreement to acquire The Bancshares, Inc. (TBI). TBI has approximately $136 million in assets, and operates a total of three offices in Scottsburg, Indiana. The acquisition is valued at $31.1 million, with 65% of the purchase price to be paid in Company common stock and 35% in cash. The transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2006.

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          Earnings Per Share
                                            Interest      Net Interest         Net        ------------------
                                             Income          Income          Income       Basic       Diluted
                                             ------          ------          ------       -----       -------
                                                        (In thousands, except per share amounts)
2005
     First quarter                          $   7,939       $   4,269       $   782      $  0.30       $  0.29
     Second quarter                             8,527           4,445           924         0.35          0.35
     Third quarter                              9,070           4,516         1,201         0.46          0.45
     Fourth quarter                             9,522           4,484           842         0.32          0.32

2004
     First quarter                          $   6,522       $   3,462       $   607      $  0.23       $  0.23
     Second quarter                             6,692           3,624           605         0.23          0.23
     Third quarter                              7,027           3,790           657         0.25          0.25
     Fourth quarter                             7,545           4,114           719         0.27          0.27


--------------------------------------------------------------------------------

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There has been no change in the Company's principal independent accountant during the Company's two most recent fiscal years.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and executive officers of the Registrant and reporting under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to information under the headings "ELECTION OF
DIRECTORS: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to the information under the headings "ELECTION OF DIRECTORS:
Executive Compensation-Summary Compensation Table", -"Compensation of Directors", -"Defined Benefit Pension Plan", -"Employment and Retirement
Agreements", and -"Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of management is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS: Stock Ownership by Directors and Executive Officers", "Information About Our Other Stock Compensation Plans", "Executive Compensation-Summary Compensation Table" and "Approval of Stock Award Plan" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning relationships and transactions is incorporated herein by reference to the information under the headings "ELECTION OF DIRECTORS:
Compensation Committee Interlocks and Insider Participation in Compensation Decisions", "Indebtedness of Management", and "Other Transactions with Management and Related Parties" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings "RATIFICATION OF APPOINTMENT OF AUDITORS: Report of Audit Committee" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006.


--------------------------------------------------------------------------------

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

                                        COMMUNITY BANK SHARES
                                        OF INDIANA, INC.


March 30, 2006                          By: /s/ James D. Rickard
                                        ----------------------------
                                        James D. Rickard
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ James D. Rickard            President, Chief Executive Officer, and Director           March 30, 2006
         --------------------            (Principal Executive Officer)
         James D. Rickard

         /s/ Paul A. Chrisco             Senior Vice-President and Chief Financial Officer          March 30, 2006
         -------------------             (Principal Financial and Accounting Officer)
         Paul A. Chrisco

         /s/ Timothy T. Shea             Chairman of the Board of Directors and Director            March 30, 2006
         -------------------
         Timothy T. Shea

         /s/ Gary L. Libs                Director                                                   March 30, 2006
         ----------------
         Gary L. Libs

         /s/ R. Wayne Estopinal          Director                                                   March 30, 2006
         ----------------------
         R. Wayne Estopinal

         /s/ George M. Ballard           Director                                                   March 30, 2006
         ---------------------
         George M. Ballard

         /s/ Gordon L. Huncilman         Director                                                   March 30, 2006
         -----------------------
         Gordon L. Huncilman

         /s/ Kerry M. Stemler            Director                                                   March 30, 2006
         --------------------
         Kerry M. Stemler

         /s/ Steven R. Stemler           Director                                                   March 30, 2006
         ---------------------
         Steven R. Stemler

         /s/ Dale L. Orem                Director                                                   March 30, 2006
         ----------------
         Dale L. Orem


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

(6) Incorporated by reference to the Annual Report on Form 10-K filed March 31, 2003.

(7) Incorporated by reference to the Annual Report on Form 10-K filed March 30, 2004.


--------------------------------------------------------------------------------
                                       66