Form 10-Q
period 2006-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2006-05-15
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer |_| Accelerated Filer |_| Non- Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,590,544 shares of common stock were outstanding as of April 30, 2006.

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

                                                                                           Page
                                                                                           ----
Part I    Financial Information

          Item 1.      Financial Statements

                       Consolidated Balance Sheets............................................3

                       Consolidated Statements of Income......................................4

                       Consolidated Statements of Changes in Stockholders' Equity.............5

                       Consolidated Statements of Cash Flows..................................6

                       Notes to Consolidated Financial Statements..........................7-13

          Item 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................................14-23

          Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........24-26

          Item 4.      Controls and Procedures...............................................27

Part II   Other Information

          Item 6.      Exhibits..............................................................28

Signatures...................................................................................29

Exhibit Index................................................................................30


                                   - - 2 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              March 31,      December 31,
                                                                                2006             2005
                                                                            -----------      ------------
                                                                           (In thousands, except share data)
ASSETS
Cash and due from financial institutions                                    $    12,462       $    11,225
Interest-bearing deposits in other financial institutions                         1,062             1,358
Securities available for sale                                                    99,262            98,835
Loans held for sale                                                               1,233             1,694
Loans, net of allowance for loan losses of $5,958 and $5,920                    525,051           512,448
Federal Home Loan Bank stock                                                      8,587             8,572
Accrued interest receivable                                                       2,438             2,500
Premises and equipment, net                                                      11,976            10,933
Cash surrender value life insurance                                              13,747            13,610
Other assets                                                                      4,437             3,833
                                                                            -----------------------------
     Total Assets                                                           $   680,255       $   665,008
                                                                            =============================

LIABILITIES
Deposits
     Non interest-bearing                                                   $    50,947       $    47,573
     Interest-bearing                                                           442,981           417,263
                                                                            -----------------------------
         Total deposits                                                         493,928           464,836
Short-term borrowings                                                            56,733            47,735
Federal Home Loan Bank advances                                                  75,000            98,000
Subordinated debentures                                                           7,000             7,000
Accrued interest payable                                                          1,357             1,066
Other liabilities                                                                 3,655             3,596
                                                                            -----------------------------
     Total Liabilities                                                          637,673           622,233
                                                                            -----------------------------

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized;
     none issued                                                                     --                --
Common stock, $.10 par value per share; 10,000,000 shares
     authorized; 3,001,067 issued; 2,590,544 and 2,605,544
     shares outstanding                                                             300               300
Additional paid-in capital                                                       25,091            24,971
Retained earnings                                                                26,707            26,329
Accumulated other comprehensive loss                                             (3,180)           (2,838)
Treasury stock, at cost (2006 - 410,523 shares, 2005 - 395,523 shares)           (6,336)           (5,987)
                                                                            -----------------------------
         Total Stockholders' Equity                                              42,582            42,775
                                                                            -----------------------------
         Total Liabilities and Stockholders' Equity                         $   680,255       $   665,008
                                                                            =============================

See accompanying notes to consolidated financial statements.


                                   - - 3 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                  --------------------------------
                                                                      2006                 2005
                                                                  -----------          -----------
                                                                  (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                          $     8,701          $     6,972
   Taxable securities                                                   1,005                  790
   Tax-exempt securities                                                   77                   74
   Federal Home Loan Bank dividends                                       113                   79
   Interest-bearing deposits in other financial institutions               38                   24
                                                                  --------------------------------
       Total interest income                                            9,934                7,939
                                                                  --------------------------------

INTEREST EXPENSE
   Deposits                                                             3,785                2,250
   Federal Home Loan Bank advances                                      1,111                1,116
   Other short-term borrowings                                            633                  304
                                                                  --------------------------------
     Total interest expense                                             5,529                3,670
                                                                  --------------------------------
     Net interest income                                                4,405                4,269
   Provision for loan losses                                              125                  410
                                                                  --------------------------------
     Net interest income after provision for loan losses                4,280                3,859
                                                                  --------------------------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                    646                  566
   Commission income                                                       19                   19
   Net gain on sale of available for sale securities                       --                   23
   Net gain on sale of mortgage loans                                      88                   76
   Loan servicing income, net of amortization                              18                   10
   Increase in cash surrender value of life insurance                     137                  120
   Other income                                                            69                   62
                                                                  --------------------------------
       Total non-interest income                                          977                  876
                                                                  --------------------------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                       2,246                2,085
   Occupancy                                                              340                  307
   Equipment                                                              275                  283
   Data processing                                                        531                  411
   Marketing and advertising                                              159                   84
   Legal and professional service fees                                    218                  161
   Other                                                                  457                  384
                                                                  --------------------------------
       Total non-interest expense                                       4,226                3,715
                                                                  --------------------------------
   Income before income taxes                                           1,031                1,020
   Income tax expense                                                     236                  238
                                                                  --------------------------------
   Net Income                                                     $       795          $       782
                                                                  ================================

   Earnings per share:
       Basic                                                      $      0.31          $      0.30
                                                                  ================================
       Diluted                                                    $      0.30          $      0.29
                                                                  ================================

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                         Common                  Additional                    Other                      Total
                                         Shares        Common      Paid-In    Retained     Comprehensive    Treasury   Stockholders'
                                      Outstanding      Stock       Capital    Earnings         Loss           Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2006                2,605,544       $300      $24,971      $ 26,329       $(2,838)      $(5,987)     $ 42,775
Comprehensive income:
   Net income                                  --         --           --           795            --            --           795
   Change in unrealized gains
     (losses), securities
     available for sale net of
     reclassifications and tax
     effects                                   --         --           --            --          (241)           --          (241)
   Change in unrealized gains
     (losses), interest rate swaps
     net of reclassifications and
     tax effects                               --         --           --            --          (110)           --          (110)
   Change in minimum pension
     liability, net of tax effects                        --           --            --             9            --             9
                                       ---------------------------------------------------------------------------------------------
       Total comprehensive income              --         --           --           795          (342)           --           453
                                       ---------------------------------------------------------------------------------------------
Cash dividends declared ($0.16 per
   share)                                      --         --           --          (417)           --            --          (417)
Purchase treasury stock                   (15,000)        --           --            --            --          (349)         (349)
Tax benefit from stock options
   exercised                                   --         --           79            --            --            --            79
Stock award expense                            --         --           41            --            --            --            41
------------------------------------------------------------------------------------------------------------------------------------
   Balance,  March 31, 2006             2,590,544       $300      $25,091      $ 26,707       $(3,180)      $(6,336)     $ 42,582
====================================================================================================================================

See accompanying notes to consolidated financial statements.


                                   - - 5 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   -------------------------------
                                                                                       2006                2005
                                                                                   ------------       ------------
                                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $        795       $        782
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for loan losses                                                              125                410
     Depreciation expense                                                                   283                320
     Net amortization of securities                                                          38                 77
     Net gain on sales of available for sale securities                                      --                (23)
     Mortgage loans originated for sale                                                  (5,022)            (3,691)
     Proceeds from mortgage loan sales                                                    5,571              3,857
     Net gain on sales of mortgage loans                                                    (88)               (76)
     Increase in cash surrender value of life insurance                                    (137)              (120)
     Federal Home Loan Bank stock dividends                                                 (15)               (90)
     Stock award expense                                                                     41                  9
     Net change in
       Accrued interest receivable                                                           62               (246)
       Accrued interest payable                                                             291                212
       Other assets                                                                        (930)            (1,661)
       Other liabilities                                                                    408              1,784
                                                                                   -------------------------------
         Net cash from operating activities                                               1,422              1,544
                                                                                   -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest-bearing deposits                                                296             (1,313)
     Available for sale securities:
       Sales                                                                                 --              5,128
       Purchases                                                                         (3,647)            (8,206)
       Maturities, prepayments and calls                                                  2,816              2,935
     Loan originations and payments, net                                                (12,727)           (26,848)
     Purchase of premises and equipment, net                                             (1,326)              (199)
                                                                                   -------------------------------
         Net cash from investing activities                                             (14,588)           (28,503)
                                                                                   -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                              29,092             25,162
     Net change in short-term borrowings                                                  8,998             (2,113)
     Proceeds from Federal Home Loan Bank advances                                           --              8,000
     Repayment of Federal Home Loan Bank advances                                       (23,000)            (2,000)
     Purchase of treasury stock                                                            (349)              (174)
     Tax benefit from stock options exercised                                                79                 --
     Exercise of stock options                                                               --                  6
     Cash dividends paid                                                                   (417)              (381)
                                                                                   -------------------------------
         Net cash from financing activities                                              14,403             28,500
                                                                                   -------------------------------
Net change in cash and due from banks                                                     1,237              1,541
Cash and due from banks at beginning of period                                           11,225             10,473
                                                                                   -------------------------------
Cash and due from banks at end of period                                           $     12,462       $     12,014
                                                                                   ===============================
Supplemental noncash disclosures:
     Transfer from loans to foreclosed real estate                                 $         --       $        155

See accompanying notes to consolidated financial statements


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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2005. The consolidated financial statements include the accounts of the Company, the Bank and the Bank subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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


                                   - - 7 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                         Gross          Gross
                                                                      Unrealized      Unrealized
                                                      Fair Value         Gains          Losses
                                                      ------------------------------------------
                                                                      (In thousands)
      March 31, 2006:
         Securities available for sale:
           U.S. Government and federal agency             10,888              --            (240)
           State and municipal                             7,355             134             (21)
           Mortgage-backed                                66,327              11          (2,331)
           Corporate bonds                                14,454              72            (137)
           Mutual funds                                      238              --             (12)
                                                      ------------------------------------------
             Total securities available for sale      $   99,262      $      217      $   (2,741)
                                                      ==========================================

      December 31, 2005:
         Securities available for sale:
           U.S. Government and federal agency             10,921               5            (198)
           State and municipal                             6,449             147             (17)
           Mortgage-backed                                66,752              13          (2,025)
           Corporate bonds                                14,471              74            (149)
           Mutual funds                                      242              --              (8)
                                                      ------------------------------------------
             Total securities available for sale      $   98,835      $      239      $   (2,397)
                                                      ==========================================

All unrealized losses are reviewed on at least a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. We have the intent and the ability to hold the securities to maturity, but we believe the unrealized losses are market driven and full principal will be recovered.


                                   - - 8 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. Loans

Loans at March 31, 2006 and December 31, 2005 consisted of the following:

                                              March 31, 2006     December 31, 2005
                                              ------------------------------------
                                                        (In thousands)
      Commercial                                $    95,150         $    92,640
      Mortgage loans on real estate:
           Residential                              115,163             111,969
           Commercial                               186,180             186,644
           Construction                              70,208              61,031
      Home equity                                    56,226              58,060
      Loans secured by deposit accounts                 579                 729
      Consumer                                        7,503               7,295
                                                -------------------------------
           Subtotal                                 531,009             518,368
      Less:
           Allowance for loan losses                 (5,958)             (5,920)
                                                -------------------------------
      Loans, net                                $   525,051         $   512,448
                                                ===============================


                                   - - 9 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Deposits

Deposits at March 31, 2006 and December 31, 2005 consisted of the following:

                                                                  March 31, 2006    December 31, 2005
                                                                  -----------------------------------
                                                                            (In thousands)
      Demand (NOW)                                                 $     48,163        $     36,496
      Money market accounts                                             144,549             146,659
      Savings                                                            23,011              22,507
      Individual retirement accounts-certificates of deposits            20,465              19,674
      Certificates of deposit, $100,000 and over                         96,162              88,592
      Other certificates of deposit                                     110,631             103,335
                                                                   --------------------------------
      Total interest bearing deposits                                   442,981             417,263
      Total non-interest bearing deposits                                50,947              47,573
                                                                   --------------------------------
             Total deposits                                        $    493,928        $    464,836
                                                                   ================================

5. Earnings Per Share

Earnings per share were computed as follows:

                                                                              Three months ended
                                                                                   March 31,
                                                                      ----------------------------------
In thousands, except for share and per share amounts                       2006                 2005
                                                                      --------------      --------------
Basic:
     Earnings:
         Net income                                                   $          795      $          782
                                                                      ==================================
     Shares:
         Weighted average common shares outstanding                        2,600,211           2,627,815
                                                                      ==================================
Net income per share, basic                                           $         0.31      $         0.30
                                                                      ==================================

Diluted:
     Earnings:
         Net income                                                   $          795      $          782
                                                                      ==================================

     Shares:
         Weighted average common shares outstanding                        2,600,211           2,627,815
              Add: Dilutive effect of outstanding options                     35,154              29,453
                                                                      ----------------------------------
         Weighted average common shares outstanding, as adjusted           2,635,365           2,657,268
                                                                      ==================================
Net income per share, diluted                                         $         0.30      $         0.29
                                                                      ==================================


                                   - - 10 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Stock options for 78,900 shares of common stock were excluded from the calculation of diluted net income per share for the three months ended March 31, 2006 because their effect was antidilutive. The Company had no antidilutive stock options at March 31, 2005.

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

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on September 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive loss and will be reclassified to earnings over the lives of the hedges. During the quarters ended March 31, 2006 and 2005, respectively, the Company recognized expense of $197,000 and income of $54,000. The fair values of the swaps as of March 31, 2006 and December 31, 2005 were liabilities of $2.0 million and $1.9 million, respectively, and were included in other liabilities.

7. Stock-Based Compensation Plans

The Company's stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date. Non-employee directors are eligible to receive only nonqualified stock options. The Company may grant stock options under the current plan for an additional 322,100 shares of common stock. The aggregate intrinsic value for options outstanding and options exercisable at March 31, 2006 was $877,000 and $838,000, respectively. There was $193,000 in total compensation cost related to unvested options not recognized at March 31, 2006, with a weighted-average period of 1.9 years over which the cost is expected to be recognized. The Company granted 2,000 options during the first quarter of 2006, and recognized $24,000 in expense for stock options for the three months ended March 31, 2006. 500 options were forfeited during the first quarter of 2006.

The Company may grant performance unit awards to employees for up to 275,000 shares of common stock. The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date. The Company granted 24,000 performance units during 2005. The Company recognized $26,000 in expense for performance units awards for the three months ended March 31,2006.


                                   - - 11 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

                                                          Three months ended
                                                               March 31,
                                                         2006            2005
                                                         ----            ----
Unrealized holding gains (loss) on
     available for sale securities                    $    (365)      $  (1,277)
Less reclassification adjustments for
     gains recognized in income                              --             (23)
                                                      ---------       ---------
Net unrealized gain (loss) on securities
     available for sale, net of reclassifications          (365)         (1,300)

Unrealized holding gain (loss) on interest
     rate swaps                                            (365)           (774)
Amounts reclassified to interest (income)
     expense                                                197             (54)
                                                      ---------       ---------
Net unrealized gain (loss) on interest rate
     swaps, net of reclassifications                       (168)           (828)

Change in minimum pension liability                          15              (8)
                                                      ---------       ---------

Other comprehensive income (loss)
     before tax effects                                    (518)         (2,136)
Tax effect                                                  176             768
                                                      ---------       ---------

Other comprehensive income (loss)                     $    (342)      $  (1,368)
                                                      =========       =========

9. Pending Acquistion

On February 15, 2006, the Company executed a definitive agreement to acquire The Bancshares, Inc. (TBI). TBI has approximately $136 million in assets, and operates three offices in Scottsburg, Indiana. The acquisition is valued at $30.4 million, with 65% of the purchase price to be paid in Company common stock and 35% in cash. The transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2006.


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

Financial Condition

Total assets increased 2.3% to $680.3 million at March 31, 2006 from $665.0 million at December 31, 2005, primarily as a result of increases in net loans of $12.6 million. The growth in total assets was funded primarily by increases in total deposits and short-term borrowings.

Net loans increased 2.5% to $525.0 million at March 31, 2006 from $512.4 million at December 31, 2005 and were primarily funded through the growth in deposits. Loan growth was primarily concentrated in commercial business and real estate loans, residential real estate loans, and construction loans as the Company continues to see strong demand for these types of loans. The Company currently sells most fifteen and thirty-year conforming mortgage loans into the secondary market with servicing released.

Securities available for sale increased slightly from December 31, 2005 to $99.3 million at March 31, 2006. The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits increased $29.1 million to $493.9 million at March 31, 2006 from $464.8 million at December 31, 2005. Growth in deposits occurred primarily in interest-bearing deposit accounts, which grew 6.2% to $443.0 million at March 31, 2006. Non-interest deposits increased 7.1% to $50.9 million over the first three months of 2006, which the Company attributes to its ongoing initiatives to improve customer service.


                                   - - 13 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Results of Operations

Net Income. Net income was $795,000 for the three months ended March 31, 2006 as compared to $782,000 for the three months ended March 31, 2005, an increase of 1.7%. Basic and diluted net income per share were $0.31 and $0.30, respectively, for the first quarter of 2006, compared to $0.30 and $0.29 for same period in 2005, an increase of 3.3% and 3.4%. Annualized returns on average assets and average stockholders' equity were 0.48% and 7.46%, respectively, for the first quarter of 2006, compared to 0.53% and 7.51%, respectively, for the same period in 2005.

Net interest income. Net interest income increased $136,000, or 3.2%, for the first quarter of 2006 compared to the first quarter of 2005 due to the growth in the Company's earning assets. The net interest margin for the first quarter of 2006 was 2.81% compared to 3.02% for the equivalent period in 2005. Average earning assets increased 10.8% to $635.1 million for the three months ended March 31, 2006 from $573.1 million for the equivalent period in 2005, resulting mostly from growth in the Company's loan portfolio and taxable securities.

The cost of interest-bearing liabilities continues to be significantly affected by the $75.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to the Company, and are on average higher than current alternative costs of funds. If an advance is put back to the Company by the FHLB, the Company can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). The Company estimates that the three-month LIBOR would have to rise in excess of 150 basis points before the FHLB would exercise its option on the majority of the individual advances. The Company uses FHLB advances for both short- and long-term funding. The balances reported at March 31, 2006 are substantially comprised of long-term advances, while the balances reported at December 31, 2005 are comprised of long-term and short-term advances.


                                   - - 14 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Average Balance Sheets. The following tables set forth certain information relating to the Company's average balance sheets and reflects the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are computed on daily average balances. Yields on tax-exempt securities have not been presented on a tax equivalent basis. Loans held for sale and loans no longer accruing interest are included in total loans.

                                                                    Three Months Ended March 31,
                                                 --------------------------------------------------------------------
                                                               2006                              2005
                                                 --------------------------------    --------------------------------
                                                 Average                Average      Average                Average
                                                 Balance     Interest  Yield/Cost    Balance    Interest   Yield/Cost
                                                 -------     --------  ----------    -------    --------   ----------
                                                          (In thousands)                     (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with financial
     institutions                               $   4,088   $      38     3.77%     $   5,003   $      24     1.95%
   Taxable securities                              94,475       1,005     4.31%        83,332         790     3.84%
   Tax-exempt securities                            6,162          77     5.07%         6,124          74     4.90%
   Total loans and fees (1) (2)                   521,804       8,701     6.76%       470,225       6,972     6.01%
   FHLB stock                                       8,573         113     5.35%         8,418          79     3.81%
                                                ---------   ---------               ---------   ---------
Total earning assets                              635,102       9,934     6.34%       573,102       7,939     5.62%

   Less: Allowance for loan losses                 (5,943)                             (4,514)
   Non-earning assets:
   Cash and due from banks                         12,444                              10,941
   Bank premises and equipment, net                11,713                              11,504
   Accrued interest receivable and other
     assets                                        14,585                              12,688
                                                ---------                           ---------
Total assets                                    $ 667,901                           $ 603,721
                                                =========                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                            $ 220,221   $   1,548     2.85%     $ 197,668   $     810     1.66%
   Time deposits                                  220,310       2,237     4.12%       187,166       1,440     3.12%
   Federal funds purchased and repurchase
     agreements                                    50,304         507     4.09%        42,752         212     2.01%
   FHLB advances                                   77,011       1,111     5.85%        81,089       1,116     5.58%
   Subordinated debentures                          7,000         126     7.30%         7,000          92     5.33%
                                                ---------   ---------               ---------   ---------
Total interest-bearing liabilities                574,846       5,529     3.90%       515,675       3,670     2.89%

Non-interest bearing liabilities:
Non-interest demand deposits                       48,493                              43,572
Accrued interest payable and other
   liabilities                                      1,350                               2,253
Stockholders' equity                               43,212                              42,221
                                                ---------                           ---------
Total liabilities and stockholders' equity      $ 667,901                           $ 603,721
                                                =========                           =========

Net interest income                                         $   4,405                           $   4,269
                                                            =========                           =========

Net interest spread                                                       2.44%                               2.73%
Net interest margin                                                       2.81%                               3.02%

(1) The amount of fee income included in interest on loans was $154 and $170 for the three months ended March 31, 2006 and 2005. The amount of income (expense) from derivatives was ($197) and $54 for the three months ended March 31, 2006 and 2005.

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

                                                              --------------------------------------
                                                                Three Months Ended March 31, 2006
                                                                           compared to
                                                                Three Months Ended March 31, 2005
                                                                   Increase/(Decrease) Due to
                                                              --------------------------------------
                                                              Total Net
                                                               Change          Volume         Rate
                                                              --------------------------------------
                                                                         (in thousands)
Interest income:
   Interest-bearing deposits with financial institutions      $     14       $     (5)      $     19
   Taxable securities                                              215            112            103
   Tax-exempt securities                                             3             --              3
   Total loans and fees                                          1,729            809            920
   FHLB stock                                                       34              1             33
                                                              --------------------------------------
Total increase in interest income                                1,995            917          1,078
                                                              --------------------------------------

Interest expense:
   Savings and other                                               738            101            637
   Time deposits                                                   797            284            513
   Federal funds purchased and repurchase agreements               295             43            252
   FHLB advances                                                    (5)           (57)            52
   Subordinated debentures                                          34             --             34
                                                              --------------------------------------
Total increase in interest expense                               1,859            371          1,488
                                                              --------------------------------------
Increase in net interest income                               $    136       $    546       $   (410)
                                                              ======================================


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

Summary of Loan Loss Experience:

                                                        Three Months Ended
                                                             March 31,
Activity for the period ended:                          2006            2005
                                                     ---------       ---------
                                                          (in thousands)
Beginning balance                                    $   5,920       $   4,523
Charge-offs:
   Residential real estate                                 (35)            (23)
   Commercial real estate                                   --              --
   Construction                                             --              --
   Commercial business                                     (20)            (29)
   Home equity                                              (9)           (125)
   Consumer                                                (28)            (18)
                                                     -------------------------
       Total                                               (92)           (195)

Recoveries:
   Residential real estate                                  --              --
   Commercial real estate                                    2               2
   Construction                                             --              --
   Commercial business                                       2               3
   Home equity                                              --               3
   Consumer                                                  1               1
                                                     -------------------------
       Total                                                 5               9
                                                     -------------------------
   Net loan charge-offs                                    (87)           (186)

Provision                                                  125             410
                                                     -------------------------

Ending balance                                       $   5,958       $   4,747
                                                     =========================

Provision for loan losses was $285,000 less than the same quarter last year, primarily as a result of the stabilization of classified loan totals over the last twelve months, and a reduction in net charge-offs. Total net loans increased $26.3 million is the first quarter of 2005, compared to $12.6 million in the first quarter of 2006.

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

Non-performing assets. Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and
118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans decreased to $2.3 million at March 31, 2006 as compared to $2.5 million at December 31, 2005.

                                                      March 31, 2006      December 31, 2005
                                                      -------------------------------------
                                                               (In thousands)
Loans on non-accrual status                            $     5,448           $     5,498
Loans past due 90 days or more and still accruing               --                     5
                                                       ---------------------------------
Total non-performing loans                                   5,448                 5,503

Other real estate owned                                        106                   106
                                                       ---------------------------------
Total non-performing assets                            $     5,554           $     5,609
                                                       =================================

Non-performing loans to total loans                           1.03%                 1.06%
Non-performing assets to total loans                          1.05%                 1.08%
Allowance as a percent of non-performing loans              109.36%               107.58%
Allowance as a percent of total loans                         1.12%                 1.14%


                                   - - 18 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income increased 11.5% to $977 for the first quarter of 2006 compared to the same period in 2005 primarily as a result of an increase in service charges on deposit accounts. Service charges on deposit accounts increased 14.1% due to an increase in the number of non-interest checking accounts.

Non-interest expense. Non-interest expense increased 13.8% for the first quarter of 2006 compared to the same period in 2005 primarily due to increases in employee costs, data processing and marketing expenses. Salaries and employee benefits increased compared to the first quarter of 2005 because of staffing for the branch opened during the first quarter of 2006, and support personnel in key areas such as loan and deposit operations, marketing and risk management. Data processing expense increased primarily because of costs associated with incremental core data processing services. Marketing and advertising costs increased to support the Company's greater presence in the metropolitan Louisville market.

Income tax expense. Income tax expense for the three months ended March 31, 2006 was $236,000 compared to $238,000 for the same period in 2005. The effective tax rate for the first quarter of 2006 was 22.9% compared to 23.3% for the same quarter of 2005.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Company's primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2006, the Company had cash and interest-bearing deposits with banks of $13.5 million and securities available-for-sale with a fair value of $99.3 million. If the Company requires funds beyond the funds it is able to generate internally, it has $56.8 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis and unused federal funds lines of credit with various nonaffiliated financial institutions of $29.5 million.


                                   - - 19 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2006, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

March 31, 2006:

                                                                    Total             Tier 1             Tier 1
                                                                 Capital To         Capital To         Capital To
                                                                Risk-weighted      Risk-weighted         Average
                                                                   Assets             Assets             Assets
                                                              --------------------------------------------------------
Consolidated                                                       10.4%               9.3%               7.9%
Bank                                                               10.3%               9.2%               7.8%

Minimum to be well capitalized under regulatory capital
   requirements:                                                   10.0%               6.0%               5.0%

December 31, 2005:

                                                                    Total             Tier 1             Tier 1
                                                                 Capital To         Capital To         Capital To
                                                                Risk-weighted      Risk-weighted         Average
                                                                   Assets             Assets             Assets
                                                              --------------------------------------------------------
Consolidated                                                       10.5%               9.5%               8.0%
Bank                                                               10.5%               9.4%               7.9%

Minimum to be well capitalized under regulatory capital
   requirements:                                                   10.0%               6.0%               5.0%

The Company has been repurchasing shares of its common stock since May 21, 1999. A net total of 410,523 shares at an aggregate cost of $6.3 million have been repurchased since that time under both the current and prior repurchase plans. The Company's Board of Directors authorized a share repurchase plan in October 2004 under which a maximum of $5.0 million of the Company's common stock may be purchased. Through March 31, 2006, a net total of $906,000 had been expended to purchase 39,700 shares under the current repurchase plan.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of the Company's off balance sheet arrangements and contractual obligations at March 31, 2006 were not significantly different from the information that was reported in the Company's annual report on Form 10-K for the year ended December 31, 2005.


                                   - - 20 - -

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

The Company currently contracts with an independent third party consulting firm to measure its interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up and down (prior to June 30, 2005 a gradual decline of 100 basis points was used because any larger decline in projected interest rates would have resulted in nominal rates below zero) within the model to estimate their combined effects on net interest income over a one-year horizon. Interest rate movements are spread equally over the forecast period of one year. The Company feels that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. The Company believes that the changes made to its interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), it is estimated that as of March 31, 2006 the Company's net interest income would decrease by an estimated 3.5%, or $631,000, over the one year forecast horizon. However, assuming reasonable growth assumptions not used in the simulation model, the Company expects that net interest income should increase over the forecast horizon. As of December 31, 2005, in the Up 200 Scenario the Company estimated that net interest income would decrease 3.1%, or $541,000, over a one year forecast horizon ending December 31, 2006. Given a gradual 200 basis point decrease in the projected yield curve used in the simulation model (Down 200 Scenario), it is estimated that as of March 31, 2006 the Company's net interest income would increase by an estimated 0.1%, or $25,000, over the one year forecast horizon. As of December 31, 2005, given a gradual decrease 200 basis point decrease in the projected yield


                                   - - 21 - -

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

curve, the Company estimated that net interest income would decrease 0.8%, or $144,000, over a one year forecast horizon ending December 31, 2006.

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

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate the Company's estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2006 and December 31, 2005, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future.

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of March 31, 2006:

                                                          Interest Rate Sensitivity as of March 31, 2006
                                                -----------------------------------------------------------------
                                                Gradual Decrease in                           Gradual Increase in
                                                    Rates of 200                                  Rates of 200
                                                    Basis Points               Base               Basis Points
                                                -----------------------------------------------------------------
                                                                           (In thousands)
Projected interest income:
   Loans                                            $   34,050              $   35,852              $   37,625
   Investments                                           4,596                   4,743                   4,877
   FHLB stock                                              365                     365                     365
   Interest-bearing bank deposits                           37                      48                      60
                                                    ----------------------------------------------------------

Total interest Income                                   39,048                  41,008                  42,927

Projected interest expense:
   Deposits                                             14,258                  15,570                  17,473
   Federal funds purchased
     and repurchase agreements                           1,791                   2,384                   2,975
   FHLB advances                                         4,467                   4,488                   4,485
   Subordinated debentures                                 487                     546                     605
                                                    ----------------------------------------------------------
Total interest expense                                  21,003                  22,988                  25,538
                                                    ----------------------------------------------------------
Net interest income                                 $   18,045              $   18,020              $   17,389
                                                    ==========================================================

Change from base                                    $       25                                      $     (631)
Percent change from base                                   0.1%                                           (3.5)%


                                   - - 22 - -

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2005:

                                                         Interest Rate Sensitivity as of December 31, 2005
                                               -------------------------------------------------------------------
                                                Gradual Decrease in                           Gradual Increase in
                                               Interest Rates of 100                         Interest Rates of 200
                                                    Basis Points              Base                Basis Points
                                               -------------------------------------------------------------------
                                                                           (In thousands)
Projected interest income:
   Loans                                            $   32,041              $   33,870              $   35,655
   Investments                                           4,388                   4,564                   4,705
   FHLB stock                                              360                     360                     360
   Interest-bearing bank deposits in other
         Financial institutions                             41                      61                      69
                                                    ----------------------------------------------------------
                                                        36,830                  38,855                  40,789
Total interest income

Projected interest expense:
   Deposits                                             12,347                  13,510                  15,243
   Federal funds purchased
     and repurchase agreements                           1,100                   1,592                   2,080
   FHLB advances                                         5,386                   5,554                   5,747
   Subordinated debentures                                 450                     508                     569
                                                    ----------------------------------------------------------
Total interest expense                                  19,283                  21,164                  23,639
                                                    ----------------------------------------------------------
Net interest income                                 $   17,547              $   17,691              $   17,150
                                                    ==========================================================
                                                    $     (144)                                     $     (541)
Change from base
Percent change from base                                 (0.81)%                                         (3.06)%


                                   - - 23 - -

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


                                   - - 24 - -

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits

Exhibits

      The  exhibits  required  by Item 601 of  Regulation  S-K are listed in the
      Exhibit Index of this Form 10-Q and are filed as a part of this report.


                                   - - 25 - -

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                         COMMUNITY BANK SHARES OF INDIANA, INC.
                                         (Registrant)


Dated: May 15, 2006                      BY: /s/ James D. Rickard
-------------------                          -----------------------------------
                                             James D. Rickard
                                             President and
                                               Chief Executive Officer
                                             (Principal Executive Officer)


Dated: May 15, 2006                      BY: /s/ Paul A. Chrisco
-------------------                          -----------------------------------
                                             Paul A. Chrisco
                                             Senior Vice-President and
                                               Chief Financial Officer
                                             (Principal Financial Officer)


                                   - - 26 - -

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                  EXHIBIT INDEX

 Exhibit No.                                 Description
-------------    ---------------------------------------------------------------
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


                                   - - 27 - -