Form 10-Q
period 2006-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2006-08-14
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,432,471 shares of common stock were outstanding as of August 4, 2006.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                                       Page
                                                                                       ----
Part I   Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets..............................................3

                  Consolidated Statements of Income........................................4

                  Consolidated Statements of Changes in Stockholders' Equity...............5

                  Consolidated Statements of Total Comprehensive Income ...................6

                  Consolidated Statements of Cash Flows....................................7

                  Notes to Consolidated Financial Statements............................8-15

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................................16-24

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........25-27

         Item 4.  Controls and Procedures.................................................28

Part II  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders.....................29

         Item 6.  Exhibits................................................................30

Signatures................................................................................31

Exhibit Index.............................................................................32

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,       December 31,
                                                                             2006             2005
                                                                         -------------    -------------
                                                                       (In thousands, except share data)
ASSETS
Cash and due from financial institutions                                 $      17,225    $      11,225
Interest-bearing deposits in other financial institutions                        2,055            1,358
Securities available for sale                                                  100,484           98,835
Loans held for sale                                                              1,332            1,694
Loans, net of allowance for loan losses of $5,101 and $5,920                   524,928          512,448
Federal Home Loan Bank stock                                                     7,963            8,572
Accrued interest receivable                                                      2,540            2,500
Premises and equipment, net                                                     12,014           10,933
Cash surrender value life insurance                                             13,885           13,610
Other assets                                                                     5,253            3,833
                                                                         ------------------------------
     Total Assets                                                        $     687,679    $     665,008
                                                                         ==============================

LIABILITIES
Deposits
     Non interest-bearing                                                $      53,337    $      47,573
     Interest-bearing                                                          421,574          417,263
                                                                         ------------------------------
         Total deposits                                                        474,911          464,836
Short-term borrowings                                                           69,501           47,735
Federal Home Loan Bank advances                                                 79,000           98,000
Subordinated debentures                                                         17,000            7,000
Accrued interest payable                                                         1,315            1,066
Other liabilities                                                                3,505            3,596
                                                                         ------------------------------
     Total Liabilities                                                         645,232          622,233
                                                                         ------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized;
     none issued                                                                    --               --
Common stock, $.10 par value per share; 10,000,000 shares
     authorized; 3,001,067 issued; 2,590,544 and 2,605,544
     shares outstanding                                                            300              300
Additional paid-in capital                                                      25,117           24,971
Retained earnings                                                               27,227           26,329
Accumulated other comprehensive loss                                            (3,861)          (2,838)
Treasury stock, at cost (2006 - 410,523 shares, 2005 - 395,523 shares)          (6,336)          (5,987)
                                                                         ------------------------------
         Total Stockholders' Equity                                             42,447           42,775
                                                                         ------------------------------
         Total Liabilities and Stockholders' Equity                      $     687,679    $     665,008
                                                                         ==============================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended     Six Months Ended
                                                                     June 30,             June 30,
                                                               -------------------   -------------------
                                                                 2006       2005       2006       2005
                                                               --------   --------   --------   --------
                                                                    (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                       $  9,138   $  7,540   $ 17,839   $ 14,512
   Taxable securities                                             1,032        811      2,037      1,601
   Tax-exempt securities                                            104         71        181        145
   Federal Home Loan Bank cash and stock dividends                  107         92        220        171
   Interest bearing deposits in other financial institutions          6         13         44         37
                                                               -----------------------------------------
       Total interest income                                     10,387      8,527     20,321     16,466
                                                               -----------------------------------------

INTEREST EXPENSE
   Deposits                                                       3,899      2,479      7,684      4,729
   Federal Home Loan Bank advances                                1,147      1,188      2,257      2,304
   Subordinated debentures                                          164        102        291        193
   Short-term borrowings                                            772        313      1,279        526
                                                               -----------------------------------------
     Total interest expense                                       5,982      4,082     11,511      7,752
                                                               -----------------------------------------
     Net interest income                                          4,405      4,445      8,810      8,714
   Provision for loan losses                                         --        465        125        875
                                                               -----------------------------------------
     Net interest income after provision for loan losses          4,405      3,980      8,685      7,839
                                                               -----------------------------------------

NON-INTEREST INCOME
   Service charges on deposit accounts                              839        619      1,485      1,185
   Commission income                                                 24         18         43         37
   Gain on sale of available for sale securities                     --         --         --         23
   Gain on sale of mortgage loans                                    63        131        151        207
   Loan servicing income, net of amortization                        16         10         34         20
   Increase in cash surrender value of life insurance               138        134        275        254
   Gain on disposition of equity stock                               18        329         18        329
   Other                                                             50         36        119         98
                                                               -----------------------------------------
       Total non-interest income                                  1,148      1,277      2,125      2,153
                                                               -----------------------------------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                 2,243      2,199      4,489      4,284
   Occupancy                                                        349        307        689        614
   Equipment                                                        245        288        520        571
   Data processing                                                  567        454      1,098        865
   Marketing and advertising                                        121        195        280        279
   Legal and professional                                           263        196        481        357
   Other                                                            533        392        990        776
                                                               -----------------------------------------
       Total non-interest expense                                 4,321      4,031      8,547      7,746
                                                               -----------------------------------------
   Income before income taxes                                     1,232      1,226      2,263      2,246
   Income tax expense                                               298        302        534        540
                                                               -----------------------------------------
   Net Income                                                  $    934   $    924   $  1,729   $  1,706
                                                               =========================================

   Earnings per share:
       Basic                                                   $   0.36   $   0.35   $   0.67   $   0.65
                                                               =========================================
       Diluted                                                 $   0.36   $   0.35   $   0.66   $   0.64
                                                               =========================================

       Dividends per share                                     $   0.16   $   0.15   $   0.32   $   0.29
                                                               =========================================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                       Common                 Additional                      Other                       Total
                                       Shares       Common      Paid-In      Retained      Comprehensive  Treasury     Stockholders'
                                     Outstanding    Stock       Capital      Earnings         Loss          Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2006               2,605,544   $    300   $    24,971   $    26,329    $    (2,838)   $  (5,987)   $    42,775
Comprehensive income:
   Net income                                 --         --            --         1,729             --           --          1,729
   Change in unrealized gains
     (losses), securities
     available for sale net of
     reclassifications and tax
     effects                                  --         --            --            --           (917)          --           (917)
   Change in unrealized gains
     (losses), interest rate swaps
     net of reclassifications and
     tax effects                              --         --            --            --           (115)          --           (115)
   Change in minimum pension
     liability, net of tax effects                       --            --            --              9           --              9
                                     -----------------------------------------------------------------------------------------------
       Total comprehensive income             --         --            --         1,729         (1,023)          --            706
                                     -----------------------------------------------------------------------------------------------
Cash dividends declared ($0.32 per            --         --            --          (831)            --           --           (831)
   share)
Purchase treasury stock                  (15,000)        --            --            --             --         (349)          (349)
Tax benefit from stock options
   exercised                                  --         --            80            --             --           --             80
Stock award expense                           --         --            66            --             --           --             66
------------------------------------------------------------------------------------------------------------------------------------
   Balance,  June 30, 2006             2,590,544   $    300   $    25,117   $    27,227    $    (3,861)   $  (6,336)   $    42,447
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF TOTAL COMPREHENSIVE INCOME
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                    Three months ended       Six months ended
                                                          June 30,               June 30,
                                                          --------               --------
                                                      2006        2005        2006        2005
                                                      ----        ----        ----        ----
Net income                                          $    934    $    924    $  1,729    $  1,706

Unrealized holding gain (loss) on
     available for sale securities                  $ (1,023)   $    792    $ (1,390)   $   (485)
Less reclassification adjustments for
     gains recognized in income                           --          --          --         (23)
                                                    --------    --------    --------    --------
Net unrealized gain (loss) on securities
     available for sale, net of reclassifications     (1,023)        792      (1,390)       (508)

Unrealized holding gain (loss) on interest
     rate swaps                                         (264)        388        (629)       (385)
Amounts reclassified to interest (income)
     expense                                             257           2         454         (53)
                                                    --------    --------    --------    --------
Net unrealized gain (loss) on interest rate
     swaps, net of reclassifications                      (7)        390        (175)       (438)

Change in minimum pension liability                       --           7          15          (1)
                                                    --------    --------    --------    --------

Other comprehensive income (loss)
     before tax effects                               (1,030)      1,189      (1,550)       (947)
Tax effect                                               349        (424)        527         344
                                                    --------    --------    --------    --------

Other comprehensive income (loss)                   $   (681)   $    765    $ (1,023)   $   (603)
                                                    --------    --------    --------    --------

Total Comprehensive Income                          $    253    $  1,689    $    706    $  1,103
                                                    ========    ========    ========    ========

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                --------------------
                                                                                  2006        2005
                                                                                --------    --------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $  1,729    $  1,706
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for loan losses                                                       125         875
     Depreciation expense                                                            557         633
     Net amortization of securities                                                   65         144
     Net gain on sales of available for sale securities                               --         (23)
     Mortgage loans originated for sale                                           (9,774)    (11,478)
     Proceeds from mortgage loan sales                                            10,288      10,796
     Net gain on sales of mortgage loans                                            (151)       (207)
     Increase in cash surrender value of life insurance                             (275)       (254)
     Federal Home Loan Bank stock dividends                                          (24)       (171)
     Stock award expense                                                              66          30
     Net change in
       Accrued interest receivable                                                   (40)       (411)
       Accrued interest payable                                                      249         211
       Other assets                                                               (1,602)       (699)
       Other liabilities                                                             456       1,184
                                                                                --------------------
         Net cash from operating activities                                        1,669       2,336
                                                                                --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest-bearing deposits                                        (697)      1,064
     Available for sale securities:
       Sales                                                                          --       5,128
       Purchases                                                                  (9,146)     (8,206)
       Maturities, prepayments and calls                                           6,043       5,347
     Federal Home Loan Bank buy back of excess stock                                 633          --
     Loan originations and payments, net                                         (12,604)    (40,293)
     Investment in cash surrender value of life insurance                             --      (1,854)
     Purchase of premises and equipment, net                                      (1,639)       (370)
                                                                                --------    --------
         Net cash from investing activities                                      (17,410)    (39,184)
                                                                                --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                       10,075      27,394
     Net change in short-term borrowings                                          21,766      20,683
     Proceeds from Federal Home Loan Bank advances                                77,500      15,000
     Repayment of Federal Home Loan Bank advances                                (96,500)    (19,000)
     Proceeds from issuance of subordinated debentures                            10,000          --
     Purchase of treasury stock                                                     (349)       (281)
     Exercise of stock options                                                        --           6
     Tax benefit from stock options exercised                                         80          --
     Cash dividends paid                                                            (831)       (760)
                                                                                --------------------
         Net cash from financing activities                                       21,741      43,042
                                                                                --------------------
Net change in cash and due from banks                                              6,000       6,194
Cash and due from banks at beginning of period                                    11,225      10,473
                                                                                --------------------
Cash and due from banks at end of period                                        $ 17,225    $ 16,667
                                                                                ====================
Supplemental noncash disclosures:
     Transfer from loans to foreclosed real estate                              $     --    $    155

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

The Bank has three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities.

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

During June 2004 and in June 2006, the Company completed a placement of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II (Trusts), trusts formed by the Company. Because the Trusts are not consolidated with the Company, pursuant to FASB Interpretation No. 46, the financial statements reflect the subordinated debentures issued by the Company to the Trust.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

New Accounting Standards: In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", which changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. Statement No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

at fair value. Presently servicing rights are recorded at inception at cost, allocated, on a fair value basis and then assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective for us beginning January 1, 2007, and we are in the process of evaluating the impact, if any, that the adoption will have on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN
48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective beginning in 2007. We are in the process of evaluating the impact, if any, the adoption of FIN 48 will have on our financial statements.

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

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                              Gross         Gross
                                                           Unrealized    Unrealized
                                             Fair Value       Gains        Losses
                                             ---------------------------------------
                                                         (In thousands)
June 30, 2006:
   Securities available for sale:
     U.S. Government and federal agency           10,804            --          (337)
     State and municipal                           9,300            80           (99)
     Mortgage-backed                              65,707             7        (3,128)
     Corporate bonds                              14,435            68          (126)
     Mutual funds                                    238            --           (12)
                                             ---------------------------------------
       Total securities available for sale   $   100,484   $       155   $    (3,702)
                                             =======================================

December 31, 2005:
   Securities available for sale:
     U.S. Government and federal agency           10,921             5          (198)
     State and municipal                           6,449           147           (17)
     Mortgage-backed                              66,752            13        (2,025)
     Corporate bonds                              14,471            74          (149)
     Mutual funds                                    242            --            (8)
                                             ---------------------------------------
       Total securities available for sale   $    98,835   $       239   $    (2,397)
                                             =======================================

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

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Securities with unrealized losses at June 30, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

                                  Less than 12 Months         12 Months or More              Total
                                  -------------------         -----------------              -----
                                   Fair      Unrealized      Fair       Unrealized      Fair       Unrealized
June 30, 2006                      Value        Loss         Value         Loss         Value         Loss
-------------                      -----        ----         -----         ----         -----         ----
  U. S. Government and federal
       agency                    $   6,163   $     (166)   $   4,641    $     (171)   $  10,804    $     (337)
  State and municipal                4,026          (99)          --            --        4,026           (99)
  Mortgage-backed                   21,243         (800)      42,590        (2,328)      63,833        (3,128)
  Corporate bonds                       --           --        5,472          (126)       5,472          (126)
  Mutual funds                         238          (12)          --            --          238           (12)
                                 ---------   ----------    ---------    ----------    ---------    ----------

  Total temporarily impaired     $  31,670   $   (1,077)   $  52,703    $   (2,625)   $  84,373    $   (3,702)
                                 =========   ==========    =========    ==========    =========    ==========


                                   Less than 12 Months         12 Months or More             Total
                                   -------------------         -----------------             -----
                                   Fair      Unrealized      Fair       Unrealized      Fair       Unrealized
December 31, 2005                  Value        Loss         Value         Loss         Value         Loss
-----------------                  -----        ----         -----         ----         -----         ----
  U. S. Government and federal
       agency                    $   4,341   $      (41)   $   4,651    $     (157)   $   8,992    $     (198)
  State and municipal                  615          (17)          --            --          615           (17)
  Mortgage-backed                   28,420         (521)      37,479        (1,504)      65,899        (2,025)
  Corporate bonds                       --           --        5,504          (149)       5,504          (149)
  Mutual funds                         242           (8)          --            --          242            (8)
                                 ---------   ----------    ---------    ----------    ---------    ----------

  Total temporarily impaired     $  33,618   $     (587)   $  47,634    $   (1,810)   $  81,252    $   (2,397)
                                 =========   ==========    =========    ==========    =========    ==========

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. Loans

Loans at June 30, 2006 and December 31, 2005 consisted of the following:

                                                   June 30, 2006  December 31, 2005
                                                  ----------------------------------
                                                            (In thousands)
Commercial                                            $  97,871         $  92,640
Mortgage loans on real estate:
     Residential                                        113,523           111,969
     Commercial                                         180,145           186,644
     Construction                                        75,299            61,031
Home equity                                              55,031            58,060
Loans secured by deposit accounts                           643               729
Consumer                                                  7,517             7,295
                                                      ---------------------------
     Subtotal                                           530,029           518,368
Less:
     Allowance for loan losses                           (5,101)           (5,920)
                                                      ---------------------------
Loans, net                                            $ 524,928         $ 512,448
                                                      ===========================

4. Deposits

Deposits at June 30, 2006 and December 31, 2005 consisted of the following:

                                                   June 30, 2006   December 31, 2005
                                                  ----------------------------------
                                                            (In thousands)
Demand (NOW)                                          $  47,251        $  36,496
Money market accounts                                   131,503          146,659
Savings                                                  21,804           22,507
Individual retirement accounts-certificates of
   deposits                                              20,040           19,674
Certificates of deposit, $100,000 and over               93,449           88,592
Other certificates of deposit                           107,527          103,335
                                                      --------------------------
Total interest bearing deposits                         421,574          417,263

Total non-interest bearing deposits                      53,337           47,573
                                                      --------------------------
       Total deposits                                 $ 474,911        $ 464,836
                                                      ==========================

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Earnings Per Share

Earnings per share were computed as follows:

                                                                  Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                                ------------------------  ------------------------
In thousands, except for share and per share amounts               2006          2005         2006         2005
                                                                -----------  -----------  -----------  -----------
Basic:
     Earnings:
         Net income                                             $       934  $       924  $     1,729  $     1,706
                                                                ==================================================

     Shares:
         Weighted average common shares outstanding               2,590,544    2,619,080    2,595,351    2,623,451
                                                                ==================================================

Net income per share, basic                                     $      0.36  $      0.35  $      0.67  $      0.65
                                                                ==================================================

Diluted:
     Earnings:
         Net income                                             $       934  $       924  $     1,729  $     1,706
                                                                ==================================================

     Shares:
         Weighted average common shares outstanding               2,590,544    2,619,080    2,595,351    2,623,451
              Add: Dilutive effect of outstanding stock awards       35,500       30,462       36,934       29,296
                                                                --------------------------------------------------
         Weighted average common shares outstanding, as
            adjusted                                              2,626,044    2,649,542    2,632,285    2,652,747
                                                                ==================================================

Net income per share, diluted                                   $      0.36  $      0.35  $      0.66  $      0.64
                                                                ==================================================

Stock options for 80,050 shares of common stock were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2006 because their effect was antidilutive. This compares to stock options for 113,600 shares of common stock that were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2005.

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

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on September 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive loss and will be reclassified to earnings over the

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

lives of the hedges. During the three and six months ended June 30, 2006, the Company recognized expense of $257,000 and $454,000, respectively. During the three and six months ended June 30, 2005, the Company recognized expense of $2,000 and income of $53,000, respectively. The fair values of the swaps as of June 30, 2006 and December 31, 2005 were liabilities of $2.0 million and $1.9 million, respectively, and were included in other liabilities.

7. Stock-Based Compensation Plans

The Company's stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date. Non-employee directors are eligible to receive only nonqualified stock options. The Company may grant stock options under the current plan for an additional 322,100 shares of common stock. The aggregate intrinsic value for options outstanding and options exercisable at June 30, 2006 was $652,000 and $643,000, respectively. There was $167,000 in total compensation cost related to unvested options not recognized at June 30, 2006, with a weighted-average period of 1.7 years over which the cost is expected to be recognized. The Company made no grants of options during the second quarter of 2006, and recognized $26,000 in expense for stock options for the three months ended June 30, 2006. 3,400 options were forfeited during the second quarter of 2006.

The Company may grant performance unit awards to employees for up to 275,000 shares of common stock. The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date. The Company granted 24,000 performance units during 2005. Through June 30, 2006, no expense has been recognized, as the projected attainment of the performance criteria for the awards as of June 30, 2006, resulted in a reversal of expense during the second quarter of the year.

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. Subsequent Acquisition of The Bankshares, Inc.

On July 1, 2006, the Company acquired 100% of the outstanding shares of The Bancshares, Inc. (TBI). Operating results of TBI will be included in the consolidated financial statements of the Company beginning in the third quarter of 2006. As a result of the acquisition, the Company expects to further improve its market share in its southern Indiana market, expand its customer base to improve deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale. The aggregate purchase price was $30.7 million. Approximately $10.9 million was paid in cash and $19.8 million was paid through the issuance of the Company's common stock to TBI shareholders. The purchase price resulted in approximately $14.3 million in goodwill, and $3.1 million in core deposit intangible.

Total assets of approximately $128 million were acquired, which includes approximately $88 million in loans, and $24 million in investments. Liabilities assumed in the acquisition totaled approximately $115 million, which includes $104 million in deposits and $10.5 million in Federal Home Loan Bank advances.

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

Financial Condition

Total assets increased 3.4% to $687.7 million at June 30, 2006 from $665.0 million at December 31, 2005, primarily as a result of increases in net loans of $12.5 million. The growth in total assets was funded primarily by increases in total deposits and short-term borrowings.

Net loans increased 2.4% to $525.0 million at June 30, 2006 from $512.4 million at December 31, 2005 and were primarily funded through the growth in deposits. Loan growth was primarily concentrated in commercial business and real estate loans, residential real estate loans, and construction loans as the Company continues to see strong demand for these types of loans. The Company currently sells most fifteen and thirty-year conforming mortgage loans into the secondary market with servicing released.

Securities available for sale increased from $98.8 million at December 31, 2005 to $100.5 million at June 30, 2006. The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits increased $10.1 million to $474.9 million at June 30, 2006 from $464.8 million at December 31, 2005. Growth in deposits occurred primarily in non-interest-bearing deposit accounts, which grew 12.1% to $53.3 million at June 30, 2006. Interest deposits increased 1.0% to $421.6 million over the first six months of 2006.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Results of Operations

Net Income. Net income was $934,000 for the three months ended June 30, 2006 as compared to $924,000 for the three months ended June 30, 2005, an increase of 1.1%. Basic and diluted net income per share were $0.36 for the second quarter of 2006, compared to $0.35 for same period in 2005, an increase of 2.9%. Annualized returns on average assets and average stockholders' equity were 0.55% and 8.76%, respectively, for the second quarter of 2006, compared to 0.60% and 8.67%, respectively, for the same period in 2005.

Net income was $1,729,000 for the six months ended June 30, 2006 as compared to $1,706,000 for the six months ended June 30, 2005, an increase of 1.3%. Net income from 2005 included a $217,000 gain, net of related tax impacts, on the disposition of an equity stock position it held in a company that provides data processing services to the banking industry. Basic and diluted net income per share were $0.67 and $0.66, respectively, for the first six months of 2006, compared to $0.65 and $0.64 for the same period of 2005.

Net interest income. Net interest income decreased $40,000, or 0.9%, for the second quarter of 2006 compared to the second quarter of 2005, primarily due to the increased use of higher costing short-term borrowings to fund growth in earning assets, when compared to the second quarter of 2005. The net interest margin for the second quarter of 2006 was 2.74% compared to 3.02% for the equivalent period in 2005. Average earning assets increased 9.5% to $645.9 million for the three months ended June 30, 2006 from $589.6 million for the equivalent period in 2005, resulting mostly from growth in the Company's loan portfolio and taxable securities.

Net interest income increased $96,000, or 1.1%, for the six months ended June 30, 2006 compared to the same period of 2005 due to the increased volume of earning assets. The Company's net interest margin decreased to 2.77% for the first half of 2006 from 3.02% for the same period in 2005. Management attributes the margin compression to the relatively flat yield environment that has existed for the majority of the first six months of 2006, limiting the ability to use a steeper yield curve to fund slightly longer-term earning assets with shorter-term interest-bearing liabilities.

The cost of interest-bearing liabilities continues to be significantly affected by the $79.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to the Company, and are on average higher than current alternative costs of funds. If an advance is put back to the Company by the FHLB, the Company can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). The Company estimates that the three-month LIBOR would have to rise in excess of 100 basis points before the FHLB would exercise its option on the majority of the individual advances. The Company uses FHLB advances for both short- and long-term funding. The balances reported at June 30, 2006 are substantially comprised of long-term advances, while the balances reported at December 31, 2005 are comprised of long-term and short-term advances.

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

                                                               Three Months Ended June 30,
                                            -------------------------------------------------------------------
                                                          2006                               2005
                                            ---------------------------------  --------------------------------
                                             Average                Average     Average                Average
                                             Balance    Interest   Yield/Cost   Balance    Interest   Yield/Cost
                                            ---------   ---------  ----------  ---------   ---------  ----------
                                                     (In thousands)                      (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with other
      financial institutions                $   1,590   $       6       1.51%  $   2,419   $      13       2.16%
   Taxable securities                          94,860       1,032       4.36%     83,929         811       3.88%
   Tax-exempt securities                        7,782         104       5.36%      5,703          71       4.99%
   Total loans and fees (1) (2)               533,490       9,138       6.87%    489,026       7,540       6.18%
   FHLB stock                                   8,156         107       5.26%      8,510          92       4.34%
                                            ---------   ---------              ---------   ---------
Total earning assets                          645,878      10,387       6.45%    589,587       8,527       5.80%

   Less: Allowance for loan losses             (5,771)                            (4,915)
   Non-earning assets:
   Cash and due from banks                     13,385                             11,394
   Bank premises and equipment, net            11,991                             11,398
   Accrued interest receivable and other
     assets                                    14,572                             13,885
                                            ---------                          ---------
Total assets                                $ 680,055                          $ 621,349
                                            =========                          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                        $ 203,884   $   1,471       2.89%  $ 205,877   $     991       1.93%
   Time deposits                              229,172       2,428       4.25%    180,315       1,488       3.31%
   Federal funds purchased and repurchase
     agreements                                65,680         772       4.71%     48,935         313       2.57%
   FHLB advances                               77,698       1,147       5.92%     86,121       1,188       5.53%
   Subordinated debentures                      8,758         164       7.51%      7,000         102       5.84%
                                            ---------   ---------              ---------   ---------
Total interest-bearing liabilities            585,192       5,982       4.10%    528,248       4,082       3.10%

Non-interest bearing liabilities:
Non-interest demand deposits                   50,786                             49,445
Accrued interest payable and other
   liabilities                                  1,298                                923
Stockholders' equity                           42,779                             42,733
                                            ---------                          ---------
Total liabilities and stockholders' equity  $ 680,055                          $ 621,349
                                            =========                          =========

Net interest income                                     $   4,405                          $   4,445
                                                        =========                          =========

Net interest spread                                                     2.35%                              2.70%
Net interest margin                                                     2.74%                              3.02%

(1) The amount of fee income included in interest on loans was $121 and $148 for the three months ended June 30, 2006 and 2005. The amount of income (expense) from derivatives was ($257) and ($2) for the three months ended June 30, 2006 and 2005.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                                                  Six Months Ended June 30,
                                            -------------------------------------------------------------------
                                                          2006                               2005
                                            ---------------------------------  --------------------------------
                                             Average                Average     Average                Average
                                             Balance    Interest   Yield/Cost   Balance    Interest   Yield/Cost
                                            ---------   ---------  ----------  ---------   ---------  ----------
                                                     (In thousands)                      (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with other
     financial institutions                 $   2,832   $      44       3.13%  $   3,704   $      37       2.01%
   Taxable securities                          94,669       2,037       4.34%     83,632       1,601       3.86%
   Tax-exempt securities                        6,977         181       5.23%      5,912         145       4.95%
   Total loans and fees(1) (2)                527,679      17,839       6.82%    479,281      14,512       6.11%
   FHLB stock                                   8,363         220       5.30%      8,464         171       4.07%
                                            ---------   ---------       ----   ---------   ---------       ----
Total earning assets                          640,520      20,321       6.40%    580,993      16,466       5.72%

   Less: Allowance for loan losses             (5,857)                             4,716
   Non-earning assets:
   Cash and due from banks                     12,917                             11,169
   Bank premises and equipment, net            11,853                             11,451
   Accrued interest receivable and other
     assets                                    14,579                             13,444
                                            ---------                          ---------
Total assets                                $ 674,012                          $ 612,341
                                            =========                          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                        $ 212,008   $   3,019       2.87%  $ 201,795   $   1,801       1.80%
   Time deposits                              224,765       4,665       4.19%    183,721       2,928       3.21%
   Federal funds purchased and repurchase
     agreements                                58,034       1,278       4.44%     45,727         526       2.32%
   FHLB advances                               77,356       2,258       5.89%     83,619       2,304       5.56%
   Subordinated debentures                      7,884         291       7.44%      7,000         193       5.56%
                                            ---------   ---------              ---------   ---------
Total interest-bearing liabilities            580,047      11,511       4.00%    521,862       7,752       3.00%

Non-interest bearing liabilities:
Non-interest demand deposits                   49,646                             46,525
Accrued interest payable and other
   liabilities                                  1,324                              1,035
Stockholders' equity                           42,995                             42,919
                                            ---------                          ---------
Total liabilities and stockholders' equity  $ 674,012                          $ 612,341
                                            =========                          =========

Net interest income                                     $   8,810                          $   8,714
                                                        =========                          =========

Net interest spread                                                     2.40%                              2.72%
Net interest margin                                                     2.77%                              3.02%

(1) The amount of fee income included in interest on loans was $276 and $318 for the six months ended June 30, 2006 and 2005. The amount of income (expense) from derivatives was ($454) and $53 for the six months ended June 30, 2006 and 2005.

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

                                               ---------------------------------------------------------------------
                                               Three Months Ended June 30, 2006   Six Months Ended June 30, 2006
                                                          compared to                        compared to
                                               Three Months Ended June 30, 2005   Six Months Ended June 30, 2005
                                                  Increase/(Decrease) Due to          Increase/(Decrease) Due to
                                               ---------------------------------------------------------------------
                                               Total Net                           Total Net
                                                Change      Volume       Rate       Change      Volume       Rate
                                               ---------------------------------------------------------------------
                                                         (In thousands)                          (In thousands)
Interest income:
   Interest-bearing deposits with other
     financial institutions                    $      (7)  $      (4)  $      (3)  $       7   $     (10)  $      17
   Taxable securities                                221         112         109         436         225         211
   Tax-exempt securities                              33          27           6          36          27           9
   Total loans and fees                            1,598         720         878       3,327       1,545       1,782
   FHLB stock                                         15          (4)         19          49          (2)         51
                                               ---------------------------------------------------------------------
Total increase (decrease) in interest income       1,860         851       1,009       3,855       1,785       2,070
                                               ---------------------------------------------------------------------

Interest expense:
   Savings and other                                 480         (10)        490       1,218          95       1,123
   Time Deposits                                     940         459         481       1,737         738         999
   Federal funds purchased and repurchase
     agreements                                      459         133         326         752         171         581
   FHLB advances                                     (41)       (121)         80         (46)       (178)        132
   Subordinated debentures                            62          29          33          98          27          71
                                               ---------------------------------------------------------------------
Total increase (decrease) in interest expense      1,900         490       1,410       3,759         853       2,906
                                               ---------------------------------------------------------------------
Increase (decrease) in net interest income     $     (40)  $     361   $    (401)  $      96   $     932   $    (836)
                                               =====================================================================

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

Summary of Loan Loss Experience:

                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                      -------------------   --------------------
Activity for the period ended:          2006       2005       2006       2005
                                      --------   --------   --------   --------
                                        (In thousands)        (In thousands)
Beginning balance                     $  5,958   $  4,747   $  5,920   $  4,523
Charge-offs:
   Residential real estate                  --         --        (35)       (23)
   Commercial real estate                   --         --         --         --
   Construction                           (600)        --       (600)        --
   Commercial business                     (43)      (104)       (63)      (133)
   Home equity                              (3)        --        (11)      (125)
   Consumer                               (232)       (19)      (260)       (37)
                                      -----------------------------------------
       Total                              (878)      (123)      (969)      (318)

Recoveries:
   Residential real estate                  --         --         --         --
   Commercial real estate                    2          2          4          4
   Construction                             --         --         --         --
   Commercial business                      10         29         12         32
   Home equity                              --         --         --          3
   Consumer                                  9        133          9        134
                                      -----------------------------------------
       Total                                21        164         25        173
                                      -----------------------------------------
   Net loan charge-offs                   (857)        41       (944)      (145)

Provision                                   --        465        125        875
                                      -----------------------------------------
Ending balance                        $  5,101   $  5,253   $  5,101   $  5,253
                                      ========   ========   ========   ========

Provision for loan losses was $465,000 less than the same quarter last year, primarily as a result of a decline in classified loan totals over the last twelve months, from $17.3 million to $10.8 million. $600,000 of the $857,000 in net charge-offs for the second quarter of 2006 had been previously provided for in prior periods. In addition, during the second quarter of 2006, there was a net reduction of $868,000 in specifically provided for loans, through loan payoffs, loan paydowns, or internal risk rating changes.

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

Non-performing assets. Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and
118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans decreased to $1.7 million at June 30, 2006 as compared to $2.5 million at December 31, 2005.

                                                             June 30, 2006    December 31, 2005
                                                            ------------------------------------
                                                                       (In thousands)
Loans on non-accrual status                                     $   5,043         $   5,498
Loans past due 90 days or more and still accruing                      --                 5
                                                                ---------------------------
Total non-performing loans                                          5,043             5,503

Other real estate owned                                               106               106
                                                                ---------------------------
Total non-performing assets                                     $   5,149         $   5,609
                                                                ===========================
Non-performing loans to total loans                                  0.95%             1.06%
Non-performing assets to total loans                                 0.97%             1.08%
Allowance as a percent of non-performing loans                     101.15%           107.58%
Allowance as a percent of total loans                                0.96%             1.14%

                                PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income decreased 10.0% to $1,148 for the second quarter of 2006 compared to the same period in 2005, primarily as a result of a $329,000 gain during the second quarter of 2005 on the disposition of an equity stock position discussed previously. The Company had an $18,000 gain on the disposition of its remaining holdings of this same stock during the second quarter of 2006. Service charges on deposit accounts increased 35.5% due primarily to an increase in the number of non-interest checking accounts and an increase in certain deposit account fees.

Non-interest income decreased $28,000 or 1.3% for the six months ended June 30, 2006 compared to the same period in 2005. Non-interest income decreased substantially for the same reason discussed for the quarterly change previously described.

Non-interest expense. Non-interest expense increased 7.2% for the second quarter of 2006 compared to the same period in 2005 primarily due to increases occupancy costs, data processing expense and legal and other professional expense. The increase in occupancy costs was primarily associated with the opening of a new branch facility in the eastern Louisville, Kentucky market during the first quarter of 2006. Data processing expense increased primarily because of costs associated with incremental core data processing services, as many processing fees are driven by volume. Marketing and advertising costs decreased by 37.7% compared to the second quarter of 2005 after several quarters of support for the Company's increased presence in the metropolitan Louisville market. Legal and professional fees increased 34.2% compared to the same quarter of 2005 primarily due to collection efforts for a specific borrower situation.

Non-interest expense increased $801,000 or 10.3% for the six months ended June 30, 2006 compared to the same period in 2005, substantially for the same reasons as the quarterly change previously described.

Income tax expense. Income tax expense for the three months ended June 30, 2006 was $298,000 compared to $302,000 for the same period in 2005. Income tax expense for the first half of 2006 totaled $534,000 compared to $540,000 for the same period of 2005. The effective tax rate for the second quarter of 2006 was 24.2% compared to 24.6% for the same quarter of 2005. For the six months ended June 30, 2006 and 2005, respectively, the effective tax rates were 23.6% and 24.0%.

Liquidity and Capital Resources

Liquidity: Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Banks primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2006, the Bank had cash and interest-bearing deposits with other financial institutions of $17.2 million and securities available-for-sale of $100.5 million. If the Bank requires funds beyond the funds it is able to generate internally, it has $49.7 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis and unused federal funds lines of credit with various nonaffiliated financial institutions of $17.3

                                PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

million. The Company also obtained additional proceeds of $10 million through the issuance of subordinated debentures to its statutory trust. Proceeds from this borrowing will be used to fund the cash portion of the TBI acquisition.

Regulatory Capital: The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2006, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

June 30, 2006:

                                                                    Total           Tier 1         Tier 1
                                                                 Capital To       Capital To     Capital To
                                                                Risk-weighted    Risk-weighted     Average
                                                                   Assets           Assets         Assets
                                                              --------------------------------------------------
Consolidated                                                       12.0%            11.1%           9.3%
Bank                                                               10.3%             9.4%           7.8%

Minimum to be well capitalized under bank regulatory
   capital requirements:                                           10.0%             6.0%           5.0%

December 31, 2005:

                                                                    Total           Tier 1         Tier 1
                                                                 Capital To       Capital To     Capital To
                                                                Risk-weighted    Risk-weighted     Average
                                                                   Assets           Assets         Assets
                                                              --------------------------------------------------
Consolidated                                                       10.5%             9.5%           8.0%
Bank                                                               10.5%             9.4%           7.9%

Minimum to be well capitalized under bank regulatory
   capital requirements:                                           10.0%             6.0%           5.0%

Stock Repurchase Plan: The Company has been repurchasing shares of its common stock since May 21, 1999. A net total of 410,523 shares at an aggregate cost of $6.3 million have been repurchased since that time under both the current and prior repurchase plans. Under the current plan, the Company's Board of Directors in October 2004 authorized the repurchase of a maximum of $5.0 million of the Company's common stock. Through June 30, 2006, a net total of $906,000 had been expended to purchase 39,700 shares under the current repurchase plan.

Subordinated Debt: During June 2004, the Company completed a placement of $7.0 million floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I, a trust formed by the Company. These securities are reported as liabilities for financial reporting, but Tier 1 Capital for regulatory purposes.

During June 2006, the Company completed a placement of $10.0 million floating rate subordinated debentures through Community Banks Shares (IN) Statutory Trust II, a trust formed by the Company. These securities are reported as liabilities for financial reporting, but

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Tier I Capital for regulatory purposes. The Company intends to utilize the proceeds to fund the cash portion of the acquisition of TBI.

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of the Company's off balance sheet arrangements and contractual obligations at June 30, 2006 were not significantly different from the information that was reported in the Company's annual report on Form 10-K for the year ended December 31, 2005

Asset/liability management is the process of balance sheet control designed to ensure safety and soundness and to maintain liquidity and regulatory capital standards while maintaining acceptable net interest income. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. Management continually monitors interest rate and liquidity risk so that it can implement appropriate funding, investment, and other balance sheet strategies. Management considers market interest rate risk to be the Company's most significant ongoing business risk consideration.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), it is estimated that as of June 30, 2006 the Company's net interest income would decrease by an estimated 5.7%, or $955,000, over the one year forecast horizon. However, assuming

                                PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

reasonable growth assumptions not used in the simulation model, the Company expects that net interest income should increase over the forecast horizon. As of December 31, 2005, in the Up 200 Scenario the Company estimated that net interest income would decrease 3.1%, or $541,000, over a one year forecast horizon ending December 31, 2006. Given a gradual 200 basis point decrease in the projected yield curve used in the simulation model (Down 200 Scenario), it is estimated that as of June 30, 2006 the Company's net interest income would increase by an estimated 1.9%, or $312,000, over the one year forecast horizon. As of December 31, 2005, given a gradual decrease 200 basis point decrease in the projected yield curve, the Company estimated that net interest income would decrease 0.8%, or $144,000, over a one year forecast horizon ending December 31, 2006.

The projected results are within the Company's asset/liability management policy limits which states that the negative impact to net interest income should not exceed 7% in a 200 basis point decrease or increase in the projected yield curve over a one year forecast horizon. The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; the Company can minimize the reduction in net interest income in a period of rising interest rates to the extent that it can curtail raising deposit rates during this period. The Company continues to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate the Company's estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2006 and December 31, 2005, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future.

                                PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2006:

                                                           Interest Rate Sensitivity as of June 30, 2006
                                               ----------------------------------------------------------------------
                                                Gradual Decrease in                             Gradual Increase in
                                                    Rates of 200                                    Rates of 200
                                                    Basis Points                Base                Basis Points
                                               ----------------------------------------------------------------------
                                                                           (In thousands)
Projected interest income:
   Loans                                            $   35,187              $   36,997              $   38,773
   Investments                                           4,689                   4,833                   4,969
   FHLB stock                                              398                     398                     398
   Interest-bearing bank deposits                           79                     101                     123
                                               ----------------------------------------------------------------------
Total interest Income                                   40,353                  42,329                  44,263

Projected interest expense:
   Deposits                                             14,500                  15,816                  17,695
   Federal funds purchased
     and repurchase agreements                           1,052                   1,300                   1,548
   FHLB advances                                         6,659                   7,240                   7,859
   Subordinated debentures                               1,165                   1,308                   1,451
                                               ----------------------------------------------------------------------
Total interest expense                                  23,376                  25,664                  28,553
                                               ----------------------------------------------------------------------
Net interest income                                 $   16,977              $   16,665              $   15,710
                                               ======================================================================
Change from base                                    $      312                                      $     (955)
Percent change from base                                   1.9%                                           (5.7)%

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2005:

                                                         Interest Rate Sensitivity as of December 31, 2005
                                               ----------------------------------------------------------------------
                                                Gradual Decrease in                             Gradual Increase in
                                               Interest Rates of 100                           Interest Rates of 200
                                                    Basis Points                Base                Basis Points
                                               ----------------------------------------------------------------------
                                                                           (In thousands)
Projected interest income:
   Loans                                            $   32,041              $   33,870              $   35,655
   Investments                                           4,388                   4,564                   4,705
   FHLB stock                                              360                     360                     360
   Interest-bearing bank deposits in other
         Financial institutions                             41                      61                      69
                                               ----------------------------------------------------------------------
                                                        36,830                  38,855                  40,789
Total interest income

Projected interest expense:
   Deposits                                             12,347                  13,510                  15,243
   Federal funds purchased
     and repurchase agreements                           1,100                   1,592                   2,080
   FHLB advances                                         5,386                   5,554                   5,747
   Subordinated debentures                                 450                     508                     569
                                               ----------------------------------------------------------------------
Total interest expense                                  19,283                  21,164                  23,639
                                               ----------------------------------------------------------------------
Net interest income                                 $   17,547              $   17,691              $   17,150
                                               ======================================================================
                                                    $     (144)                                     $     (541)
Change from base
Percent change from base                                  (0.81)%                                        (3.06)%

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

                                     PART II

                                OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

Annual Meeting

The Company's Annual Meeting of Stockholders was held on May 16, 2006. Matters submitted to, and approved by, stockholders are listed below, as is a tabulation of voting. There were no abstentions with regard to the election of Directors or non-votes on any of the matters voted on at the annual meeting.

(1) The following persons nominated as directors for three-year terms expiring in 2009 were elected:

-------------------------------------------------------------------------------
                                                                Withhold
Nominee                     For                                 Against
-------------------------------------------------------------------------------
Gordon L. Huncilman         2,089,929                           44,442
-------------------------------------------------------------------------------
Timothy T. Shea             2,085,650                           48,721
-------------------------------------------------------------------------------
Steven R. Stemler           2,093,666                           40,705
-------------------------------------------------------------------------------

Directors whose term of office continued after the meeting were as follows: Gary
L. Libs; Kerry M. Stemler; R. Wayne Estopinal; George M. Ballard; Dale L. Orem; and James D. Rickard.

(2) The appointment by the Board of Directors of Crowe Chizek and Company LLC, as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2006, was ratified by the following vote: For - 2,122,006; Against - 3,019; Abstain - 9,346.

Special Meeting

The Company held a Special Meeting of Stockholders on June 30, 2006. The matter submitted to, and approved by, stockholders is listed below, as is a tabulation of voting. There were no non-votes on any of the matters voted on at the meeting.

(1) The issuance of up to 989,177 shares of the Company's common stock to the shareholders of The Bancshares, Inc. in accordance with the Plan of Merger for the acquisition by the Company of The Bancshares, Inc., was approved by the following vote: For - 1,760,313; Against - 32,882; Abstain - 4,458. Under the terms of the Plan of Merger, only 862,875 shares of Company common stock were issued in connection with the acquisition of The Bancshares, Inc.

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

                                    COMMUNITY BANK SHARES OF INDIANA, INC.
                                    (Registrant)


Dated:  August 14, 2006             BY: /s/ James D. Rickard
                                        --------------------
                                        James D. Rickard
                                        President and
                                          Chief Executive Officer
                                        (Principal Executive Officer)


Dated:  August 14, 2006             BY: /s/ Paul A. Chrisco
                                        -------------------
                                        Paul A. Chrisco
                                        Senior Vice-President and
                                          Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                  EXHIBIT INDEX

Exhibit No.                                                Description
------------   -----------------------------------------------------------------------------------------------------
    11                                Statement Regarding Computation of Per Share Earnings

   31.1             Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

   31.2             Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
                   Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted

   32.1                             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                   Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted

   32.2                             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002