Form 10-Q
period 2006-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2006-11-14
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,439,519 shares of common stock were outstanding as of November 14, 2006.

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

                  Consolidated Statements of Changes in Stockholders' Equity...............5

                  Consolidated Statements of Total Comprehensive Income ...................6

                  Consolidated Statements of Cash Flows....................................7

                  Notes to Consolidated Financial Statements............................8-15

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................................16-24

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

Exhibit Index ............................................................................32


                                     --2--

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   September 30,    December 31,
                                                                       2006             2005
                                                                   -------------    -------------
                                                                 (In thousands, except share data)
ASSETS
Cash and due from financial institutions                           $      20,572    $      11,225
Interest-bearing deposits in other financial institutions                  1,432            1,358
Securities available for sale                                            127,242           98,835
Loans held for sale                                                        2,271            1,694
Loans, net of allowance for loan losses of $5,726 and $5,920             620,268          512,448
Federal Home Loan Bank stock                                               7,691            8,572
Accrued interest receivable                                                3,820            2,500
Premises and equipment, net                                               16,003           10,933
Cash surrender value life insurance                                       16,073           13,610
Core deposit intangible                                                    2,992               --
Goodwill                                                                  14,402               --
Other assets                                                               4,733            3,833
                                                                   ------------------------------
     Total Assets                                                  $     837,499    $     665,008
                                                                   ==============================

LIABILITIES
Deposits
     Non interest-bearing                                          $      77,729    $      47,573
     Interest-bearing                                                    501,738          417,263
                                                                   ------------------------------
         Total deposits                                                  579,467          464,836
Short-term borrowings                                                     71,307           47,735
Federal Home Loan Bank advances                                           97,513           98,000
Subordinated debentures                                                   17,000            7,000
Accrued interest payable                                                   1,978            1,066
Other liabilities                                                          5,820            3,596
                                                                   ------------------------------
     Total Liabilities                                                   773,085          622,233
                                                                   -------------    -------------

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized;
     none issued                                                              --               --
Common stock, $.10 par value per share; 10,000,000 shares
     authorized; 3,863,942 issued; 3,439,519 and 2,605,544
     shares outstanding                                                      386              300
Additional paid-in capital                                                44,899           24,971
Retained earnings                                                         27,988           26,329
Accumulated other comprehensive loss                                      (2,204)          (2,838)
Treasury stock, at cost (2006 - 424,423 shares, 2005 - 395,523
     shares)                                                              (6,655)          (5,987)
                                                                   ------------------------------
         Total Stockholders' Equity                                       64,414           42,775
                                                                   ------------------------------
         Total Liabilities and Stockholders' Equity                $     837,499    $     665,008
                                                                   ==============================

See accompanying notes to consolidated financial statements.


                                     --3--

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended    Nine Months Ended
                                                                   September 30,        September 30,
                                                               -------------------   -------------------
                                                                 2006       2005       2006       2005
                                                               --------   --------   --------   --------
                                                                    (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                       $ 11,265   $  8,078   $ 29,104   $ 22,590
   Taxable securities                                             1,345        810      3,382      2,411
   Tax-exempt securities                                            151         72        332        217
   Federal Home Loan Bank cash and stock dividends                   79        102        299        273
   Interest bearing deposits in other financial institutions         33          8         77         45
                                                               -----------------------------------------
       Total interest income                                     12,873      9,070     33,194     25,536
                                                               -----------------------------------------

INTEREST EXPENSE
   Deposits                                                       4,477      2,860     12,161      7,589
   Federal Home Loan Bank advances                                1,425      1,186      3,683      3,490
   Subordinated debentures                                          323        110        614        303
   Short-term borrowings                                            940        398      2,218        924
                                                               -----------------------------------------
     Total interest expense                                       7,165      4,554     18,676     12,306
                                                               -----------------------------------------
     Net interest income                                          5,708      4,516     14,518     13,230
   Provision for loan losses                                         81        775        206      1,650
                                                               -----------------------------------------
     Net interest income after provision for loan losses          5,627      3,741     14,312     11,580
                                                               -----------------------------------------

NON-INTEREST INCOME
   Service charges on deposit accounts                              983        688      2,468      1,873
   Commission income                                                 33         21         76         58
   Gain on sale of available for sale securities                     --         --         --         23
   Gain on sale of mortgage loans                                    47        164        198        371
   Loan servicing income, net of amortization                        14          7         48         27
   Increase in cash surrender value of life insurance               138        138        413        392
   Gain on recognition of life insurance benefit                     --        656         --        656
   Gain on disposition of equity stock                               --         16         18        345
   Other                                                             93         39        212        137
                                                               -----------------------------------------
       Total non-interest income                                  1,308      1,729      3,433      3,882
                                                               -----------------------------------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                 2,787      2,318      7,276      6,602
   Occupancy                                                        417        276      1,106        890
   Equipment                                                        326        310        846        881
   Data processing                                                  509        491      1,607      1,356
   Marketing and advertising                                        123         98        403        377
   Legal and professional                                           276        276        757        571
   Other                                                            658        373      1,648       1211
                                                               -----------------------------------------
       Total non-interest expense                                 5,096      4,142     13,643     11,888
                                                               -----------------------------------------
   Income before income taxes                                     1,839      1,328      4,102      3,574
   Income tax expense                                               525        127      1,059        667
                                                               -----------------------------------------
   Net Income                                                  $  1,314   $  1,201   $  3,043   $  2,907
                                                               =========================================

   Earnings per share:
       Basic                                                   $   0.38   $   0.46   $   1.06   $   1.11
                                                               =========================================
       Diluted                                                 $   0.38   $   0.45   $   1.04   $   1.09
                                                               =========================================

       Dividends per share                                     $   0.16   $   0.15   $   0.48   $   0.44
                                                               =========================================

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

----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                       Common                 Additional                    Other                       Total
                                       Shares       Common     Paid-In      Retained    Comprehensive    Treasury    Stockholders'
                                     Outstanding    Stock      Capital      Earnings        Loss          Stock         Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2006              2,605,544   $      300  $   24,971   $   26,329   $      (2,838)  $   (5,987)  $     42,775
Comprehensive income:
   Net income                                --           --          --        3,043              --           --          3,043
   Change in unrealized gains
     (losses), securities
     available for sale net of
     reclassifications and tax
     effects                                 --           --          --           --             368           --            368
   Change in unrealized gains
     (losses), interest rate swaps
     net of reclassifications and
     tax effects                             --           --          --           --             249           --            249
   Change in minimum pension
     liability, net of tax effects           --           --          --           --              17           --             17
                                     ---------------------------------------------------------------------------------------------
       Total comprehensive income            --           --          --        3,043             634           --          3,677
                                     ---------------------------------------------------------------------------------------------
Cash dividends declared ($0.48 per
   share)                                    --           --          --       (1,384)             --           --         (1,384)
Purchase treasury stock                 (30,000)          --          --           --              --         (685)          (685)
Acquisition of The Bancshares, Inc.     862,875           86      19,722           --              --           --         19,808
Stock options exercised                   1,100           --          (2)          --              --           17             15
Tax benefit from stock options
   exercised                                 --           --          80           --              --           --             80
Stock award expense                          --           --         128           --              --           --            128
----------------------------------------------------------------------------------------------------------------------------------
   Balance,  September 30, 2006       3,439,519   $      386  $   44,899   $   27,988   $      (2,204)  $   (6,655)  $     64,414
==================================================================================================================================

See accompanying notes to consolidated financial statements.


                                     --5--

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF TOTAL COMPREHENSIVE INCOME
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                   Three months ended     Nine months ended
                                                       September 30,        September 30,
                                                       -------------        -------------
                                                     2006       2005       2006       2005
                                                     ----       ----       ----       ----
Net income                                         $  1,314   $  1,201   $  3,043   $  2,907

Unrealized holding gain (loss) on
     available for sale securities                 $  1,953   $   (310)  $    563   $   (795)
Less reclassification adjustments for
     gains recognized in income                          --         --         --        (23)
                                                   --------   --------   --------   --------
Net unrealized gain (loss) on securities
     available for sale, net of reclassifications     1,953       (310)       563       (818)

Unrealized holding gain (loss) on interest
     rate swaps                                         246       (452)      (383)      (837)
Amounts reclassified to interest (income)
     expense                                            303         76        757         23
                                                   --------   --------   --------   --------
Net unrealized gain (loss) on interest rate
     swaps, net of reclassifications                    549       (376)       374       (814)

Change in minimum pension liability                      13         12         28         11
                                                   --------   --------   --------   --------

Other comprehensive income (loss)
     before tax effects                               2,515       (674)       965     (1,621)
Tax effect                                             (858)       247       (331)       591
                                                   --------   --------   --------   --------

Other comprehensive income (loss)                  $  1,657   $   (427)  $    634   $ (1,030)
                                                   --------   --------   --------   --------

Total Comprehensive Income                         $  2,971   $    774   $  3,677   $  1,877
                                                   ========   ========   ========   ========


                                     --6--

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                               --------------------
                                                                                  2006       2005
                                                                               ---------   --------
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $   3,043   $  2,907
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for loan losses                                                       206      1,650
     Depreciation and amortization expense, net                                      970      1,151
     Net gain on sales of available for sale securities                               --        (23)
     Mortgage loans originated for sale                                          (14,261)   (22,758)
     Proceeds from mortgage loan sales                                            13,882     23,198
     Net gain on sales of mortgage loans                                            (198)      (371)
     Increase in cash surrender value of life insurance                             (414)      (392)
     Gain on life insurance benefit                                                   --       (656)
     Federal Home Loan Bank stock dividends                                          (30)      (192)
     Stock award expense                                                             128         72
     Gain on disposition of equity stock                                             (18)      (345)
     Gain on sale of other real estate                                               (18)        --
     Net change in
       Accrued interest receivable                                                  (355)      (352)
       Accrued interest payable                                                      662        365
       Other assets                                                                  929     (1,734)
       Other liabilities                                                            (226)     1,729
                                                                               --------------------
         Net cash from operating activities                                        4,300      4,249
                                                                               --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of The Bancshares, Inc., net                                       (678)        --
     Net change in interest-bearing deposits                                         (58)       247
     Available for sale securities:
       Sales                                                                       2,990      5,127
       Purchases                                                                 (19,054)   (17,060)
       Maturities, prepayments and calls                                          12,729      7,941
     Proceeds from the sale of other real estate owned                               355         --
     Redemption of Federal Home Loan Bank stock                                    1,586         --
     Loan originations and payments, net                                         (20,402)   (49,095)
     Investment in cash surrender value of life insurance                         (2,049)    (1,854)
     Proceeds from life insurance benefit                                             --        977
     Purchase of premises and equipment, net                                      (1,970)      (464)
                                                                               --------------------
         Net cash from investing activities                                      (26,551)   (54,181)
                                                                               --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                       10,700     36,357
     Net change in short-term borrowings                                          23,572      3,143
     Proceeds from Federal Home Loan Bank advances                               124,800     35,000
     Repayment of Federal Home Loan Bank advances                               (135,500)   (19,000)
     Proceeds from issuance of subordinated debentures                            10,000         --
     Purchase of treasury stock                                                     (685)      (281)
     Exercise of stock options                                                        15          6
     Tax benefit from stock options exercised                                         80         --
     Cash dividends paid                                                          (1,384)    (1,139)
                                                                               --------------------
         Net cash from financing activities                                       31,598     54,086
                                                                               --------------------
Net change in cash and due from banks                                              9,347      4,154
Cash and due from banks at beginning of period                                    11,225     10,473
                                                                               --------------------
Cash and due from banks at end of period                                       $  20,572   $ 14,627
                                                                               ====================
Supplemental noncash disclosures:
     Transfer from loans to foreclosed real estate                             $     422   $    155

See accompanying notes to consolidated financial statements.


                                     --7--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (the "Company") is a two bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiaries are Your Community Bank, which changed its name effective November 1, 2005, from Community Bank of Southern Indiana (YCB), and The Scott County State Bank (SCSB), which was acquired on July 1, 2006 through the Company's acquisition of The Bancshares, Inc. (see Note 8). YCB and SCSB are a state-chartered stock commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions. YCB is additionally regulated by the Federal Deposit Insurance Corporation while SCSB is also regulated by the Federal Reserve.

YCB has three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities.

YCB also has a Community Development Entity (CDE) subsidiary named CBSI Development Fund, Inc. The CDE enables YCB to participate in the federal New Markets Tax Credit (NMTC) Program. The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE's.

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2005. The consolidated financial statements include the accounts of the Company, YCB and YCB subsidiaries, and SCSB. The accounts of The Bancshares, Inc. were merged into the Holding Company's accounts on July 1, 2006. All material intercompany balances and transactions have been eliminated in consolidation.

New Accounting Standards: In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivative


                                     --8--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Instruments and Hedging Activities" (SFAS No. 133) and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140). This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We are in the process of evaluating the impact, if any, the adoption of SFAS No. 155 will have on our financial statements.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", which changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. Statement No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value. Presently servicing rights are recorded at inception at cost, allocated, on a fair value basis and then assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective for us beginning January 1, 2007, and we are in the process of evaluating the impact, if any, that the adoption will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN
48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective beginning in 2007. We are in the process of evaluating the impact, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment to FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). This statement requires that an employer (a) recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", (c) measure defined benefit plan assets and


                                     --9--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

obligations as of the date of the employer's fiscal year-end statement of financial position, and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition assets or obligations. This pronouncement is effective for the year ending December 31, 2006. We are in the process of evaluating the impact, if any, the adoption of SFAS No. 158 will have on our financial statements.

In September 2006, the FASB ratified the Emerging Issues Task Force's (EITF) consensus on Issue 06-4, "Accounting for Deferred Compensation and
Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements", which requires entities to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The liability should be recognized in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", based on the substantive agreement with the employee. This Issue is effective for us beginning January 1, 2007. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. We are in the process of evaluating the impact, if any, the adoption of Issue 06-4 will have on our financial statements.

In September 2006, the FASB ratified the Emerging Issues Task Force's (EITF) consensus on Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, `Accounting for Purchases of Life Insurance' ". FASB Technical Bulletin No. 85-4 requires that assets such as bank-owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. This Issue is effective for us beginning January 1, 2007. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. We are in the process of evaluating the impact, if any, the adoption of Issue 06-5 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Financial Statements-Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that a dual approach be used to compute the amount of a financial statement misstatement. More specifically, the amount should be computed using both the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance sheet perspective) methods. A registrant's financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Registrants will not be required to restate prior period financial statements when initially applying SAB 108 if management properly applied its


                                     --10--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered. SAB 108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings. To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, they will disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure will also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB 108 is effective for us for the fiscal year ending December 31, 2006. We are in the process of evaluating the impact, if any, the adoption of SAB 108 will have on our financial statements.

Reclassifications:   Some  items  in  the  prior   financial   statements   were
reclassified to conform to the current presentation.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized over their estimated useful lives. The core deposit intangible is being amortized over an estimated useful life of 10 years; the Company is still in the process of determining the value of the acquired customer relationship intangible.


                                     --11--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                          Gross       Gross
                                                        Unrealized  Unrealized
                                            Fair Value    Gains       Losses
                                            ----------------------------------
                                                      (In thousands)
September 30, 2006:
   Securities available for sale:
     U.S. Government and federal agency         30,884          44        (208)
     State and municipal                        11,602         198         (12)
     Mortgage-backed                            69,922          89      (1,761)
     Corporate bonds                            14,451          69         (83)
     Mutual funds                                  238          --         (12)
     Federal Reserve stock                         145          --          --
                                            ----------------------------------
       Total securities available for sale  $  127,242  $      400  $   (2,076)
                                            ==================================

December 31, 2005:
   Securities available for sale:
     U.S. Government and federal agency         10,921           5        (198)
     State and municipal                         6,449         147         (17)
     Mortgage-backed                            66,752          13      (2,025)
     Corporate bonds                            14,471          74        (149)
     Mutual funds                                  242          --          (8)
                                            ----------------------------------
       Total securities available for sale  $   98,835  $      239  $   (2,397)
                                            ==================================

Securities with unrealized losses at September 30, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

                                 Less than 12 Months      12 Months or More          Total
                                 -------------------      -----------------          -----
                                  Fair    Unrealized     Fair     Unrealized     Fair     Unrealized
September  30, 2006              Value       Loss       Value        Loss       Value        Loss
-------------------             --------  ----------   --------   ----------   --------   ----------
(In thousands)
  U. S. Government and federal
       agency                   $ 17,737  $      (88)  $  5,693   $     (120)  $ 23,430   $     (208)
  State and municipal              1,890          (9)       417           (3)     2,307          (12)
  Mortgage-backed                  9,847         (77)    50,167       (1,684)    60,014       (1,761)
  Corporate bonds                     --                  5,489          (83)     5,489          (83)
  Mutual funds                       238         (12)        --           --        238          (12)
                                --------  ----------   --------   ----------   --------   ----------

  Total temporarily impaired    $ 29,712  $     (186)  $ 61,766   $   (1,890)  $ 91,478   $   (2,076)
                                ========  ==========   ========   ==========   ========   ==========


                                     --12--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  Less than 12 Months     12 Months or More          Total
                                  -------------------     -----------------          -----
                                  Fair    Unrealized     Fair     Unrealized     Fair     Unrealized
December 31, 2005                Value       Loss       Value        Loss       Value        Loss
-----------------               --------  ----------   --------   ----------   --------   ----------
(In thousands)
  U. S. Government and federal
       agency                   $  4,341  $      (41)  $  4,651   $     (157)  $  8,992   $     (198)
  State and municipal                615         (17)        --           --        615          (17)
  Mortgage-backed                 28,420        (521)    37,479       (1,504)    65,899       (2,025)
  Corporate bonds                     --                  5,504         (149)     5,504         (149)
  Mutual funds                       242          (8)        --           --        242           (8)
                                --------  ----------   --------   ----------   --------   ----------

  Total temporarily impaired    $ 33,618  $     (587)  $ 47,634   $   (1,810)  $ 81,252   $   (2,397)
                                ========  ==========   ========   ==========   ========   ==========

All unrealized losses are reviewed on at least a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. We have the intent and the ability to hold the securities to maturity, and we believe the unrealized losses are market driven and full principal will be recovered.


                                     --13--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Loans

Loans at September 30, 2006 and December 31, 2005 consisted of the following:

                                          September 30, 2006  December 31, 2005
                                          -------------------------------------
                                                     (In thousands)
      Commercial                               $ 105,635         $  92,640
      Mortgage loans on real estate:
           Residential                           172,184           111,969
           Commercial                            188,856           186,644
           Construction                           81,746            61,031
      Home equity                                 57,975            58,060
      Loans secured by deposit accounts            1,092               729
      Consumer                                    18,506             7,295
                                               ---------------------------
           Subtotal                              625,994           518,368
      Less:
           Allowance for loan losses              (5,726)           (5,920)
                                               ---------------------------
      Loans, net                               $ 620,268         $ 512,448
                                               ===========================

4. Deposits

Deposits at September 30, 2006 and December 31, 2005 consisted of the following:

                                                       September 30, 2006   December 31, 2005
                                                       --------------------------------------
                                                                  (In thousands)
      Demand (NOW)                                          $  70,515             $  36,496
      Money market accounts                                   123,972               146,659
      Savings                                                  32,154                22,507
      Individual retirement accounts-certificates of
        deposits                                               26,526                19,674
      Certificates of deposit, $100,000 and over              115,743                88,592
      Other certificates of deposit                           132,828               103,335
                                                            -------------------------------
      Total interest bearing deposits                         501,738               417,263

      Total non-interest bearing deposits                      77,729                47,573
                                                            -------------------------------
             Total deposits                                 $ 579,467             $ 464,836
                                                            ===============================


                                     --14--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   Earnings Per Share

Earnings per share were computed as follows:

                                                             Three months ended            NIne months ended
                                                                 September 30,               September 30,
                                                           ------------------------    ------------------------
In thousands, except for share and per share amounts          2006          2005          2006          2005
                                                           ----------    ----------    ----------    ----------
Basic:
     Earnings:
         Net income                                        $    1,314    $    1,201    $    3,043    $    2,907
                                                           ====================================================
     Shares:
         Weighted average common shares outstanding         3,448,018     2,616,991     2,882,695     2,621,310
                                                           ====================================================
Net income per share, basic                                $     0.38    $     0.46    $     1.06    $     1.11
                                                           ====================================================

Diluted:
     Earnings:
         Net income                                        $    1,314    $    1,201    $    3,043    $    2,907
                                                           ====================================================
     Shares:
         Weighted average common shares outstanding         3,448,018     2,616,991     2,882,695     2,621,310
              Add: Dilutive effect of outstanding stock
                awards                                         35,708        35,848        34,759        31,287
                                                           ----------------------------------------------------
         Weighted average common shares outstanding, as
            adjusted                                        3,483,726     2,652,839     2,917,454     2,652,597
                                                           ====================================================

Net income per share, diluted                              $     0.38    $     0.45    $     1.04    $     1.09
                                                           ====================================================

Stock options for 140,300 and 139,300 shares, respectively, of common stock were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2006 because their effect was antidilutive. This compares to stock options for 83,000 and 107,150 shares, respectively, of common stock that were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2005.

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

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on September 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive loss and will be reclassified to earnings over the


                                     --15--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

lives of the hedges. During the three and nine months ended September 30, 2006, the Company recognized expense of $303,000 and $757,000, respectively. During the three and nine months ended September 30, 2005, the Company recognized expense of $76,000 and $23,000, respectively. The fair values of the swaps as of September 30, 2006 and December 31, 2005 were liabilities of $1.5 million and $1.9 million, respectively, and were included in other liabilities.

7. Stock-Based Compensation Plans

The Company's stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be, at the option of the Company, in either cash or shares of common stock at fair market value on the exercise date. Non-employee directors are eligible to receive only nonqualified stock options. The Company may grant stock options under the current plan for an additional 262,550 shares of common stock. The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2006 was $731,000 and $708,000, respectively. There was $337,000 in total compensation cost related to unvested options not recognized at September 30, 2006, with a weighted-average period of 2.0 years over which the cost is expected to be recognized. The Company granted 59,750 options (35,250 at an exercise price of $21.90; 22,000 at $24.09; and 2,500 at $22.65) at during the third quarter of 2006, and recognized $34,000 and $85,000 in expense for stock options for the three and nine months ended September 30, 2006. Options on 1,100 shares with an exercise price of $14.09 were exercised during the third quarter of 2006.

The Company may grant performance unit awards to employees for up to 275,000 shares of common stock. The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date. The Company granted 24,000 performance units during 2005, 1,000 of which had been forfeited as of September 30, 2006. As of September 30, 2006 the Company could grant performance units awards representing an additional 252,000 share of common stock. The Company recognized $43,000 and $65,000 for the three and nine months ended September 30, 2006; as of September 30, 2006 the Company expected 35% of the 23,000 outstanding performance units to vest on December 31, 2006.


                                     --16--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. Acquisition of The Bancshares, Inc.

On July 1, 2006, the Company acquired 100% of the outstanding shares of The Bancshares, Inc. (TBI), parent of SCSB. Operating results of TBI were included in the consolidated financial statements of the Company from July 1, 2006. As a result of the acquisition, the Company expects to further improve its market share in its southern Indiana market, expand its customer base to improve deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.

The aggregate purchase price was $30.7 million. Approximately $10.9 million was paid in cash and $19.8 million was paid through the issuance of the Company's common stock to TBI shareholders. The purchase price resulted in approximately $14.3 million in goodwill, and $3.1 million in core deposit intangible. The intangible asset will be amortized over 12 years. Goodwill will not be amortized but instead evaluated periodically for impairment. Goodwill and intangible assets will be deducted for tax purposes over 15 years using the straight line method.

Total assets of approximately $128 million were acquired, which includes approximately $88 million in loans, and $24 million in investments. Liabilities assumed in the acquisition totaled approximately $115 million, which includes $104 million in deposits and $10.2 million in Federal Home Loan Bank advances.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (amounts in thousands).

                 Securities available for sale      $  24,434
                 Loans, net                            87,999
                 Goodwill                              14,340
                 Core deposit intangible                3,069
                 Premises and equipment                 4,019
                 Other assets                          13,403
                                                    ---------
                      Total assets acquired           147,264

                 Deposits                            (103,952)
                 Federal Home Loan Bank advances      (10,170)
                 Other liabilities                     (2,432)
                                                    ---------
                      Total liabilities assumed      (116,554)

                          Net assets acquired       $  30,710
                                                    =========

As of the date of this report, the Company was in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed, and the allocation of the purchase price is subject to refinement.


                                     --17--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table presents pro forma information for the three and nine months ended September 30, 2006 and 2005 as if the acquisition had occurred at the beginning of 2006 and 2005. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                               Three months ended       Nine months ended
                                  September 30,           September 30,
                                2006        2005        2006        2005
                                ----        ----        ----        ----
                                         (Amounts in thousands)

Net interest income           $  5,708    $  5,895    $ 17,471    $ 17,170

Net income                    $  1,314    $  1,575    $  3,577    $  3,936

Basic earnings per share      $   0.38    $   0.45    $   1.04    $   1.13
Diluted earnings per share    $   0.38    $   0.45    $   1.04    $   1.13

Aggregate amortization expense was $76,000 for the three and nine months ended September 30, 2006. Amortization expense is expected to be $176,000 for the twelve months ended December 31, 2006.

Estimated amortization expense for each of the next five years:

                  2007                                $ 405
                  2008                                $ 349
                  2009                                $ 310
                  2010                                $ 307
                  2011                                $ 307

9. Subordinated Debentures

On June 15, 2006, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust II (Trust II), issued $10.0 million of floating rate trust preferred securities as part of a pooled offering of such securities. On June 17, 2004, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust I (Trust I), issued $7.0 million of floating rate trust preferred securities as part of a pooled offering of such securities. The Company issued subordinated debentures to Trusts I and II in exchange for the proceeds of each offering; the debentures and related debt issuance costs represent the sole assets of Trusts I and II. Distributions on the trust preferred securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 1.70% (7.09% as of the last adjustment) for Trust II and three-month LIBOR plus 2.65% (8.04% as of the last adjustment) for Trust I and are included in interest expense.

The maturity dates of the subordinated debentures are June 15, 2036 for Trust II and June 17, 2034 for Trust I. The subordinated debentures may be redeemed by the Company, in whole or in


                                     --18--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

part, at any distribution payment date on or after the distribution payment date in June 2011 for Trust II and June 2009 for Trust I, at the redemption price. In addition, the subordinated debentures are redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust debenture.

Trust Preferred Securities are considered as Tier I capital for the Company under current regulatory guidelines.

10. Benefit Plans

SCSB Defined Benefit Pension Plan: In the Company's acquisition of The Bancshares, Inc., parent of SCSB, the Company assumed the SCSB sponsored defined benefit pension plan. The defined benefit pension plan covers substantially all SCSB employees. Benefits are based on years of service and the employee's highest average of total compensation for three consecutive years of employment. SCSB's funding policy is to contribute the larger of the amount required to fully fund the Plan's current liability or the amount necessary to meet the funding requirements as defined by the Internal Revenue Code. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. SCSB uses a December 31 measurement date for all its plans.

The Company recognized in its financial statements the following amounts during the periods indicated for the SCSB plan.

                                    Three months ended      Nine months ended
                                    September 30, 2006     September 30, 2006
                                    ------------------     ------------------
      Service cost                     $          41          $            41
      Interest cost                               47                       47
      Expected return on assets                  (60)                     (60)
      Recognition of net loss                      7                        7
                                       -------------          ---------------
      Net periodic benefit cost        $          35          $            35

The Company curtailed SCSB's plan as of September 30, 2006. The Company is in the process of terminating the SCSB plan and a liability of $118,000 to terminate the plan had been recorded as of September 30, 2006.

YCB Defined Benefit Pension Plan: The Company continues to sponsor a defined benefit pension plan for certain YCB employees. In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants. At September 30, 2006 there had been no changes to the YCB plan since December 31, 2005.


                                     --19--

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company recognized in its financial statements the following amounts during the periods indicated for the YCB plan.

                                      Three months ended     Nine months ended
                                         September 30,         September 30,
                                         -------------         -------------
                                        2006       2005       2006       2005
                                       ------     ------     ------     ------
      Interest cost                    $   13     $   12     $   39     $   36
      Expected return on assets           (12)       (11)       (37)       (33)
      Recognition of net loss              11         10         33         30
                                       ------     ------     ------     ------
      Net periodic benefit cost        $   12     $   11     $   35     $   33


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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; competitive conditions in the banking markets served by YCB and SCSB; the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Financial Condition

Total assets increased 25.9% to $837.5 million at September 30, 2006 from $665.0 million at December 31, 2005, primarily because of the addition of $147.3 million in total assets from the acquisition of The Bancshares, Inc. (TBI). Asset growth excluding that generated by the acquisition was approximately $25.2 million.

Net loans increased 21.0% to $620.3 million at September 30, 2006 from $512.4 million at December 31, 2005. About $88.0 million of this growth resulted from the acquisition of TBI (a substantial amount of the $88.0 million consisted of residential real estate loans) with the remaining $19.9 million in growth primarily concentrated in commercial business and real estate loans, residential real estate loans, and construction loans as the Company continues to see strong demand for these types of loans. The Company currently sells most fifteen and thirty-year conforming mortgage loans into the secondary market with servicing released.

Securities available for sale increased from $98.8 million at December 31, 2005 to $127.2 million at September 30, 2006, with $24.5 million of the increase a result of the TBI acquisition. The TBI mostly consisted of U.S. Government and agency securities. The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to changes in interest rates.

Total deposits increased $114.7 million to $579.5 million at September 30, 2006 from $464.8 million at December 31, 2005. The acquisition of TBI accounted for $104.0 million of this


                                     --21--

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

growth. Non-interest-bearing deposit accounts grew 63.4% to $77.7 million at September 30, 2006; the TBI acquisition accounted for $22.1 million of this growth. Interest-bearing deposits increased 20.2% to $501.7 million over the first nine months of 2006, with $81.9 million of this growth a result of the TBI acquisition.

Results of Operations

Net Income. Net income was $1,314,000 for the three months ended September 30, 2006 as compared to $1,201,000 million for the three months ended September 30, 2005, an increase of 9.4%. Results for the three and nine months ended September 30, 2006 were substantially affected by the acquisition of The Bancshares, Inc.
(TBI), the parent company of The Scott County State Bank in Scottsburg, Indiana. Net income for the third quarter of 2005 was also significantly affected by a $656,000 non-taxable gain on life insurance benefit, an impact of $0.25 per diluted share, which also resulted in a lower tax rate for the 2005 period. Basic and diluted net income per share were $0.38 for the third quarter of 2006, compared to $0.46 and $0.45, respectively, for same period in 2005. Annualized returns on average assets and average stockholders' equity were 0.63% and 8.49%, respectively, for the third quarter of 2006, compared to 0.75% and 10.94%, respectively, for the same period in 2005.

Net income was $3,043,000 for the nine months ended September 30, 2006 as compared to $2,907,000 for the nine months ended September 30, 2005, an increase of 4.7%. Net income for the nine months ended September 30, 2005 was affected by the $656,000 life insurance benefit and a $228,000 gain during the second quarter of 2005, net of related tax impacts, on the disposition of an equity stock position it held in a company that provides data processing services to the banking industry. These two non-recurring items together had an impact of $0.33 per diluted share on net income for the first nine months 2005.

Net interest income. Net interest income increased $1.2 million, or 26.4%, for the third quarter of 2006 compared to the third quarter of 2005, primarily due to the acquisition of TBI. The net interest margin for the third quarter of 2006 was 2.96% compared to 2.99% for the equivalent period in 2005. Average earning assets increased 27.7% to $765.0 million for the three months ended September 30, 2006 from $599.1 million for the equivalent period in 2005. The acquisition of TBI accounted for a substantial proportion in the growth of average earning assets.

Net interest income increased $1.3 million, or 9.7%, for the nine months ended September 30, 2006 compared to the same period of 2005, primarily due to the acquisition of TBI. The Company's net interest margin decreased to 2.84% for the first nine months of 2006 from 3.01% for the same period in 2005. Management attributes the margin compression to the relatively flat yield curve that has existed for the majority of the first nine months of 2006, limiting the ability to use a steeper yield curve to fund slightly longer-term earning assets with shorter-term interest-bearing liabilities. TBI's higher net interest margin helped reduce the decline in the Company's net interest margin between the periods.

The cost of interest-bearing liabilities continues to be significantly affected by the $97.5 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to the Company, and are on average higher than current alternative costs


                                     --22--

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

of funds. If an advance is put back to the Company by the FHLB, the Company can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). The Company estimates that the three-month LIBOR would have to rise in excess of 100 basis points before the FHLB would exercise its option on the majority of the individual advances. The Company uses FHLB advances for both short- and long-term funding. The balances reported at September 30, 2006 are substantially comprised of long-term advances, while the balances reported at December 31, 2005 are comprised of long-term and short-term advances.


                                     --23--

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

                                                                    Three Months Ended September 30,
                                              ------------------------------------------------------------------------------
                                                              2006                                    2005
                                              -------------------------------------    -------------------------------------
                                               Average                    Average       Average                    Average
                                               Balance      Interest     Yield/Cost     Balance      Interest     Yield/Cost
                                              ---------     ---------    ----------    ---------     ---------    ----------
                                                         (In thousands)                           (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with other
      financial institutions                  $   3,931     $      33         3.33%    $   1,262     $       8         2.51%
   Taxable securities                           115,928         1,345         4.60%       81,472           810         3.94%
   Tax-exempt securities                         12,223           151         4.90%        5,703            72         5.01%
   Total loans and fees (1) (2)                 625,104        11,265         7.15%      502,127         8,078         6.38%
   FHLB stock                                     7,825            79         4.01%        8,545           102         4.74%
                                              ---------     ---------                  ---------     ---------
Total earning assets                            765,011        12,873         6.68%      599,109         9,070         6.01%

   Less: Allowance for loan losses               (5,862)                                  (5,409)
   Non-earning assets:
   Cash and due from banks                       18,878                                   14,572
   Bank premises and equipment, net              15,461                                   11,210
   Accrued interest receivable and other
     assets                                      28,921                                   15,398
                                              ---------                                ---------
Total assets                                  $ 822,409                                $ 634,880
                                              =========                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                          $ 232,373     $   1,576         2.69%    $ 220,235     $   1,260         2.27%
   Time deposits                                263,937         2,901         4.36%      182,090         1,600         3.49%
   Federal funds purchased and repurchase
     agreements                                  73,620           940         5.07%       50,630           398         3.12%
   FHLB advances                                 96,033         1,425         5.89%       82,402         1,186         5.71%
   Subordinated debentures                       17,000           323         7.54%        7,000           110         6.23%
                                              ---------     ---------                  ---------     ---------
Total interest-bearing liabilities              682,963         7,165         4.16%      542,357         4,554         3.33%

Non-interest bearing liabilities:
Non-interest demand deposits                     73,060                                   47,585
Accrued interest payable and other
   liabilities                                    5,015                                    1,389
Stockholders' equity                             61,371                                   43,549
                                              ---------                                ---------
Total liabilities and stockholders' equity    $ 822,409                                $ 634,880
                                              =========                                =========
Net interest income                                         $   5,708                                $   4,516
                                                            =========                                =========
Net interest spread                                                           2.52%                                    2.68%
Net interest margin                                                           2.96%                                    2.99%

(1) The amount of fee income included in interest on loans was $240 and $212 for the three months ended September 30, 2006 and 2005. The amount of income (expense) from derivatives was ($303) and ($76) for the three months ended September 30, 2006 and 2005.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.


                                     --24--

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                                                     Nine Months Ended September 30,
                                              -----------------------------------------------------------------------------
                                                              2006                                    2005
                                              ------------------------------------     ------------------------------------
                                               Average                    Average       Average                    Average
                                               Balance      Interest     Yield/Cost     Balance      Interest     Yield/Cost
                                              ---------     ---------    ---------     ---------     ---------    ---------
                                                          (In thousands)                          (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with other
     financial institutions                   $   3,202     $      77         3.22%    $   2,881     $      45         2.09%
   Taxable securities                           101,833         3,382         4.44%       82,904         2,411         3.89%
   Tax-exempt securities                          8,745           332         5.08%        5,842           217         4.97%
   Total loans and fees(1) (2)                  560,511        29,104         6.94%      486,979        22,590         6.20%
   FHLB stock                                     8,182           299         4.89%        8,491           273         4.30%
                                              ---------     ---------    ---------     ---------     ---------    ---------
Total earning assets                            682,473        33,194         6.50%      587,097        25,536         5.82%

   Less: Allowance for loan losses               (5,858)                                  (4,949)
   Non-earning assets:
   Cash and due from banks                       14,926                                   12,316
   Bank premises and equipment, net              13,069                                   11,370
   Accrued interest receivable and other
     assets                                      19,150                                   14,105
                                              ---------                                ---------
Total assets                                  $ 723,760                                $ 619,939
                                              =========                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                          $ 218,871     $   4,595         2.81%    $ 208,009     $   3,061         1.97%
   Time deposits                                237,966         7,566         4.25%      183,172         4,528         3.31%
   Federal funds purchased and repurchase
     agreements                                  63,287         2,218         4.69%       47,379           924         2.61%
   FHLB advances                                 83,650         3,683         5.89%       83,209         3,490         5.61%
   Subordinated debentures                       10,956           614         7.49%        7,000           303         5.79%
                                              ---------     ---------                  ---------     ---------
Total interest-bearing liabilities              614,730        18,676         4.06%      528,769        12,306         3.11%

Non-interest bearing liabilities:
Non-interest demand deposits                     57,536                                   46,882
Accrued interest payable and other
   liabilities                                    2,306                                    1,157
Stockholders' equity                             49,188                                   43,131
                                              ---------                                ---------
Total liabilities and stockholders' equity    $ 723,760                                $ 619,939
                                              =========                                =========
Net interest income                                         $  14,518                                $  13,230
                                                            =========                                =========
Net interest spread                                                           2.44%                                    2.71%
Net interest margin                                                           2.84%                                    3.01%

(1) The amount of fee income included in interest on loans was $515 and $530 for the nine months ended September 30, 2006 and 2005. The amount of income (expense) from derivatives was ($757) and ($23) for the nine months ended September 30, 2006 and 2005.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.


                                     --25--

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

                                                 ------------------------------------------------------------------------------
                                                  Three Months Ended September 30, 2006   Nine Months Ended September 30, 2006
                                                               compared to                            compared to
                                                  Three Months Ended September 30, 2005   Nine Months Ended September 30, 2005
                                                       Increase/(Decrease) Due to              Increase/(Decrease) Due to
                                                 ------------------------------------------------------------------------------
                                                 Total Net                                 Total Net
                                                  Change        Volume         Rate         Change       Volume         Rate
                                                 ------------------------------------------------------------------------------
                                                             (In thousands)                           (In thousands)
Interest income:
   Interest-bearing deposits with other
     financial institutions                      $      25     $      22     $       3     $      32    $       6     $      26
   Taxable securities                                  535           383           152           971          599           372
   Tax-exempt securities                                79            81            (2)          115          110             5
   Total loans and fees                              3,187         2,138         1,049         6,514        3,638         2,876
   FHLB stock                                          (33)           (8)          (15)           26          (10)           36
                                                 ------------------------------------------------------------------------------
Total increase (decrease) in interest income         3,803         2,616         1,187         7,658        4,343         3,315
                                                 ------------------------------------------------------------------------------

Interest expense:
   Savings and other                                   316            72           244         1,534          167         1,367
   Time Deposits                                     1,301           835           466         3,038        1,553         1,485
   Federal funds purchased and repurchase
     agreements                                        542           228           314         1,294          384           910
   FHLB advances                                       239           201            38           193           19           174
   Subordinated debentures                             213           186            27           311          204           107
                                                 ------------------------------------------------------------------------------
Total increase (decrease) in interest expense        2,611         1,522         1,089         6,370        2,327         4,043
                                                 ------------------------------------------------------------------------------
Increase (decrease) in net interest income       $   1,192     $   1,094     $      98     $   1,288    $   2,016     $    (728)
                                                 ==============================================================================


                                     --26--

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Allowance and Provision for Loan Losses. The Banks' financial performance depends on the quality of the loans originated and management's ability to assess the degree of risk in existing loans when it determines the allowance for loan losses. An increase in loan charge-offs or non-performing loans or an inadequate allowance for loan losses could have an adverse effect on net income. The allowance is determined based on the application of loss estimates to graded loans by categories.

Summary of Loan Loss Experience:

                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                ---------------------     ----------------------
Activity for the period ended:    2006         2005         2006         2005
                                --------     --------     --------     --------
                                    (In thousands)            (In thousands)

Beginning balance               $  5,101     $  5,253     $  5,920     $  4,523
Addition resulting from the
    acquisition of TBI               754           --          754           --
Charge-offs:
   Residential real estate            --          (60)         (35)         (83)
   Commercial real estate           (193)          --         (193)          --
   Construction                       --           --         (600)          --
   Commercial business                --           (5)         (63)        (138)
   Home equity                        --          (33)         (11)        (158)
   Consumer                          (33)          (7)        (293)         (44)
                                -----------------------------------------------
       Total                        (226)        (105)      (1,195)        (423)

Recoveries:
   Residential real estate            --           --           --           --
   Commercial real estate              3            2            7            6
   Construction                       --           --           --           --
   Commercial business                 4           --           16           32
   Home equity                        --           --           --            3
   Consumer                            9            4           18          138
                                -----------------------------------------------
       Total                          16            6           41          179
                                -----------------------------------------------
   Net loan charge-offs             (210)         (99)      (1,154)        (244)

Provision                             81          775          206        1,650
                                -----------------------------------------------
Ending balance                  $  5,726     $  5,929     $  5,726     $  5,929
                                ===============================================

Provision for loan losses for the nine months ended September 30, 2006 was $1.4 million less than the same period last year, primarily because impaired loan totals over the last twelve months, from $4.7 million to $1.3 million. The reduction in impaired loans resulted mostly from the net charge-offs for the nine months ended September 30, 2006 and repayments on loans previously classified. A majority of the net charge-offs in 2006 was the result of loans that had been fully provided for in prior periods.

Federal regulations require insured institutions to classify their assets on a regular basis. The regulations provide for three categories of classified loans: substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention


                                     --27--

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

Non-performing assets. Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and
118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans decreased to $1.3 million at September 30, 2006 as compared to $2.5 million at December 31, 2005.

                                                       September 30, 2006    December 31, 2005
                                                       ---------------------------------------
                                                                    (In thousands)
Loans on non-accrual status                                 $   5,267            $   5,498
Loans past due 90 days or more and still accruing                  --                    5
                                                            ------------------------------
Total non-performing loans                                      5,267                5,503

Other real estate owned                                           603                  106
                                                            ------------------------------
Total non-performing assets                                 $   5,870            $   5,609
                                                            ==============================
Non-performing loans to total loans                              0.84%                1.06%
Non-performing assets to total loans                             0.94%                1.08%
Allowance as a percent of non-performing loans                 108.71%              107.58%
Allowance as a percent of total loans                            0.91%                1.14%

The allowance as a percent of total loans declined from 1.14% at December 31, 2005 to 0.91% at September 30, 2006 mostly because of the acquisition of TBI. TBI's loan portfolio mostly consists of residential real estate loans, which generally have lower loss ratios than other types of loans and thus require less allowance to be allocated to these types of loans. Residential real estate loans made up 21.6% of the Company's loan portfolio at December 31, 2005; primarily because of the acquisition of TBI that percentage had grown to 27.5% at September 30, 2006.


                                     --28--

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income decreased 24.4% to $1.3 million for the third quarter of 2006 compared to the same period in 2005, primarily as a result of a $656,000 gain on recognition of life insurance benefit during the third quarter of 2005. Service charges on deposit accounts increased 42.9% due primarily to the acquisition of TBI and an increase in the number of non-interest checking accounts and an increase in certain deposit account fees.

Non-interest income decreased $449,000 or 11.6% for the nine months ended September 30, 2006 compared to the same period in 2005. Non-interest income decreased between the nine month periods primarily because of the $656,000 gain on recognition of life insurance benefit and a $345,000 gain during the first nine months of 2005 on the disposition of an equity stock position it held in a company that provides data processing services to the banking industry.

Non-interest expense. Non-interest expense increased 23.0% for the third quarter of 2006 compared to the same period in 2005 primarily due to the acquisition of TBI.

Non-interest expense increased $1.8 million or 14.5% for the nine months ended September 30, 2006 compared to the same period in 2005, substantially for the same reason as the quarterly change previously described.

Income tax expense. Income tax expense for the three months ended September 30, 2006 was $525,000 compared to $127,000 for the same period in 2005. Income tax expense for the first nine months of 2006 totaled $1,059,000 compared to $667,000 for the same period of 2005. The effective tax rate for the third quarter of 2006 was 28.5% compared to 9.6% for the same quarter of 2005. For the nine months ended September 30, 2006 and 2005, respectively, the effective tax rates were 25.8% and 18.7%. The tax rates for the 2006 periods were higher because of the acquisition of TBI and the non-taxable $656,000 gain on recognition of life insurance benefit during the third quarter of 2005.

Liquidity and Capital Resources

Liquidity: Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Banks' primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2006, YCB had cash and interest-bearing deposits with other financial institutions of $22.0 million and securities available-for-sale of $127.2 million. If YCB requires funds beyond the funds it is able to generate internally, it has $49.7 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis and unused federal funds lines of credit with various nonaffiliated financial institutions of $17.3 million. SCSB has $19.1 million in additional borrowing capacity with the Federal Home Loan Bank of Indianapolis and unused federal funds lines of credit of $2.0 million.


                                     --29--

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Regulatory Capital: The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2006, the Banks were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

September 30, 2006:

                                                                    Total             Tier 1             Tier 1
                                                                 Capital To         Capital To         Capital To
                                                                Risk-weighted      Risk-weighted         Average
                                                                   Assets             Assets             Assets
                                                              -----------------------------------------------------
Consolidated                                                       11.1%              10.2%               8.2%
Your Community Bank                                                10.5%               9.6%               7.9%
The Scott County State Bank                                        17.2%              16.3%              10.8%

Minimum to be well capitalized under bank regulatory
   capital requirements:                                           10.0%               6.0%               5.0%

December 31, 2005:

                                                                    Total             Tier 1             Tier 1
                                                                 Capital To         Capital To         Capital To
                                                                Risk-weighted      Risk-weighted         Average
                                                                   Assets             Assets             Assets
                                                              -----------------------------------------------------
Consolidated                                                       10.5%               9.5%               8.0%
Your Community Bank                                                10.5%               9.4%               7.9%

Minimum to be well capitalized under bank regulatory
   capital requirements:                                           10.0%               6.0%               5.0%

Stock Repurchase Plan: The Company has been repurchasing shares of its common stock since May 21, 1999. A net total of 424,423 shares at an aggregate cost of $6.7 million have been repurchased since that time under both the current and prior repurchase plans. Under the current plan, the Company's Board of Directors in October 2004 authorized the repurchase of a maximum of $5.0 million of the Company's common stock. Through September 30, 2006, a net total of $1,225,000 had been expended to purchase 53,600 shares under the current repurchase plan.

Subordinated Debt: During June 2004, the Company completed a placement of $7.0 million floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I, a trust formed by the Company. These securities are reported as liabilities for financial reporting, but Tier 1 Capital for regulatory purposes.

During June 2006, the Company completed a placement of $10.0 million floating rate subordinated debentures through Community Banks Shares (IN) Statutory Trust II, a trust formed by the Company. These securities are reported as liabilities for financial reporting, but Tier I Capital for regulatory purposes. The Company utilized these proceeds to fund the cash portion of the acquisition of TBI.


                                     --30--

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

The Company currently contracts with an independent third party consulting firm to measure its interest rate risk position for YCB. The third party consulting firm is currently in the process of including SCSB in the Company's interest rate risk measurement process. At September 30, 2006, SCSB used a third party software company's model to measure its interest rate risk position, the results of which are reported after YCB's interest sensitivity profile. The process that SCSB used to measure its interest rate risk is generally the same as the process used by the third party consulting firm and described in the following paragraphs with the following exception: SCSB's model uses immediate interest rate changes, which are called interest rate shocks, to measure the sensitivity of net interest income to changes in interest rates while YCB's process uses gradual changes in interest rates as described below.

The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up and down within the model to estimate their combined effects on net interest income over a one-year horizon. Interest rate movements are spread equally over the forecast period of one year. The Company feels that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. The Company believes that the changes made to its interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given an increase of 200 basis points in the projected yield curve (Up 200 Scenario), it is estimated that as of September 30, 2006 the Company's net interest income would decrease by an estimated 6.3%, or $1,441,000, over the one year forecast horizon. However, assuming reasonable growth assumptions not used in the simulation model, the Company expects that net interest income should increase


                                     --31--

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

over the forecast horizon. As of December 31, 2005, in the Up 200 Scenario the Company estimated that net interest income would decrease 3.1%, or $541,000, over a one year forecast horizon ending December 31, 2006. Given a decrease of 200 basis points in the projected yield curve (Down 200 Scenario), it is estimated that as of September 30, 2006 the Company's net interest income would decrease by an estimated 0.2%, or $47,000, over the one year forecast horizon. As of December 31, 2005, given a gradual decrease 200 basis point decrease in the projected yield curve, the Company estimated that net interest income would decrease 0.8%, or $144,000, over a one year forecast horizon ending December 31, 2006.

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

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate the Company's estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of September 30, 2006 and December 31, 2005, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future.


                                     --32--

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one year net interest income sensitivity profile, excluding SCSB, based on the asset/liability model as of September 30, 2006:

                                                 Interest Rate Sensitivity as of September 30, 2006
                                              --------------------------------------------------------
                                              Gradual Decrease in                  Gradual Increase in
                                                  Rates of 200                         Rates of 200
                                                  Basis Points           Base          Basis Points
                                              --------------------------------------------------------
                                                                   (In thousands)
Projected interest income:
   Loans                                           $  36,427          $  38,303         $  40,146
   Investments                                         4,943              5,155             5,330
   FHLB stock                                            317                317               317
   Interest-bearing bank deposits                         38                 48                59

    Cash surrender value of life insurance               575                575               575
                                                   ----------------------------------------------
Total interest Income                                 42,300             44,398            46,427

Projected interest expense:
   Deposits                                           15,538             16,857            18,858
   Federal funds purchased
     and repurchase agreements                         3,359              4,145             4,932
   FHLB advances                                       4,967              5,179             5,733
   Subordinated debentures                             1,143              1,287             1,430
                                                   ----------------------------------------------
Total interest expense                                25,007             27,468            30,953
                                                   ----------------------------------------------
Net interest income                                $  17,293          $  16,930         $  15,474
                                                   ==============================================

Change from base                                   $     363                            $  (1,456)
Percent change from base                                 2.1%                                (8.6)%

SCSB's estimated one year net interest income sensitivity profile based on the asset/liability model as of September 30, 2006:

                                                 Interest Rate Sensitivity as of September 30, 2006
                                              ----------------------------------------------------------
                                              Immediate Decrease in              Immediate Increase in
                                                  Rates of 200                        Rates of 200
                                                  Basis Points          Base           Basis Points
                                              ----------------------------------------------------------
                                                                    (In thousands)
Net interest income                                $   5,629          $   6,039         $   6,054
                                                   ==============================================
Change from base                                   $    (410)                           $      15
Percent change from base                                (6.8)%                                2.5%

The Company's consolidated estimated one year net interest income sensitivity profile based on the combined results from the asset/liability models of YCB and SCSB as of September 30, 2006:

                                                  Interest Rate Sensitivity as of September 30, 2006
                                               --------------------------------------------------------
                                               Decrease in Rates of               Increase in Rates of
                                                 200 Basis Points       Base         200 Basis Points
                                               --------------------------------------------------------
                                                                    (In thousands)
Net interest income                                $  22,922          $  22,969         $  21,528
                                                   ==============================================
Change from base                                   $     (47)                           $  (1,441)
Percent change from base                                (0.2)%                               (6.3)%


                                     --33--

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates the Company's estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2005:

                                                  Interest Rate Sensitivity as of December 31, 2005
                                              --------------------------------------------------------
                                               Gradual Decrease in                Gradual Increase in
                                              Interest Rates of 100              Interest Rates of 200
                                                  Basis Points           Base         Basis Points
                                               -------------------------------------------------------
                                                                  (In thousands)
Projected interest income:
   Loans                                           $  32,041          $  33,870         $  35,655
   Investments                                         4,388              4,564             4,705
   FHLB stock                                            360                360               360
   Interest-bearing bank deposits in other
         Financial institutions                           41                 61                69
                                                   ----------------------------------------------

Total interest income                                 36,830             38,855            40,789

Projected interest expense:
   Deposits                                           12,347             13,510            15,243
   Federal funds purchased
     and repurchase agreements                         1,100              1,592             2,080
   FHLB advances                                       5,386              5,554             5,747
   Subordinated debentures                               450                508               569
                                                   ----------------------------------------------

Total interest expense                                19,283             21,164            23,639
                                                   ----------------------------------------------

Net interest income                                $  17,547          $  17,691         $  17,150
                                                   ==============================================

Change from base                                   $    (144)                           $    (541)
Percent change from base                               (0.81)%                              (3.06)%


                                     --34--

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


                                     --35--

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits

Exhibits

      The  exhibits  required  by Item 601 of  Regulation  S-K are listed in the
      Exhibit Index of this Form 10-Q and are filed as a part of this report.


                                     --36--

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                    COMMUNITY BANK SHARES OF INDIANA, INC.
                                    (Registrant)


Dated: November 14, 2006            BY:     /s/ James D. Rickard
                                            -----------------------------------
                                            James D. Rickard
                                            President and
                                              Chief Executive Officer
                                            (Principal Executive Officer)


Dated: November 14, 2006            BY:    /s/ Paul A. Chrisco
                                            -----------------------------------
                                            Paul A. Chrisco
                                            Senior Vice-President and
                                              Chief Financial Officer
                                            (Principal Financial Officer)


                                     --37--

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                  EXHIBIT INDEX

Exhibit No.                                      Description
-----------  --------------------------------------------------------------------------------
    11               Statement Regarding Computation of Per Share Earnings

              Certification of Principal Executive Officer Pursuant to Section 302 of
   31.1                                   Sarbanes-Oxley Act

              Certification of Principal Financial Officer Pursuant to Section 302 of
   31.2                                   Sarbanes-Oxley Act

             Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,
   32.1           As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,
   32.2           As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                     --38--

                     COMMUNITY BANK SHARES OF INDIANA, INC.

Exhibit 11.

Statement Regarding Computation of Per Share Earnings

See Note 5 "Earnings Per Share" in the notes to Consolidated Financial Statements in Part I, Item 1 of this report for such calculations.


                                     --39--