Form 10-K
period 2006-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2007-04-02
CIK 933590

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

                   For the Fiscal Year Ended December 31, 2006

                                       OR

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from _________ to _________

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

       Registrant's telephone number, including area code: (812) 944-2224

          Securities Registered Pursuant to Section 12(b) of the Act:

          Title of Each Class                Name of Each Exchange on Which Registered
          -------------------                -----------------------------------------
Common Stock, par value $0.10 per share                 NASDAQ National Market

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

Indicate by checkmark if the Registrant is not required to file requests pursuant to Section 13 or 15(d) of the Act. YES |_| NO |X|

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|  Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

As of March 15, 2007, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $70,475,914 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2007, there were issued and outstanding 3,429,996 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2007 (the "2007 Proxy Statement") are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.


--------------------------------------------------------------------------------

                                    Form 10-K
                                      Index

                                                                                                       Page
                                                                                                       ----
Part I:
    Item 1.  Business                                                                                    4
    Item 1A  Risk Factors                                                                                9
    Item 1B  Unresolved Staff Comments                                                                  12
    Item 2.  Properties                                                                                 13
    Item 3.  Legal Proceedings                                                                          14
    Item 4.  Submission of Matters to a Vote of Security Holders                                        14

Part II:
    Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                Purchases of Equity Securities                                                          15
    Item 6.  Selected Financial Data                                                                    17
    Item 7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                   18
    Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                 32
    Item 8.  Financial Statements and Supplementary Data                                                34
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures      79
    Item 9A. Controls and Procedures                                                                    79
    Item 9B  Other Information

Part III:
    Item 10. Directors and Executive Officers of the Registrant                                         79
    Item 11. Executive Compensation                                                                     79
    Item 12. Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters                                          79
    Item 13. Certain Relationships and Related Transactions                                             79
    Item 14. Principal Accountant Fees and Services                                                     79

Part IV:
    Item 15. Exhibits and Financial Statement Schedules                                                 80

Signatures                                                                                              82

Index of Exhibits                                                                                       83


--------------------------------------------------------------------------------

Part I

Item 1. Business

General

Community Bank Shares of Indiana, Inc. (the "Company") is a bank holding company headquartered in New Albany, Indiana. The Company's wholly-owned banking subsidiaries are Your Community Bank, which changed its name effective November 1, 2005, from Community Bank of Southern Indiana ("YCB"), and The Scott County State Bank ("SCSB"), which was acquired on July 1, 2006 through the Company's acquisition of The Bancshares, Inc (YCB and SCSB are at times collectively referred to herein as the "Banks"). Until November 14, 2003, the Company also operated four bank offices in Jefferson and Nelson County, Kentucky through its wholly-owned banking subsidiary, Community Bank of Kentucky, Inc. ("CBKY"). On November 14, 2003 CBKY was merged with and into YCB. The Banks are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions. YCB is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Office of Financial Institutions while SCSB is also regulated by the Federal Reserve.

YCB has three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities previously owned by the Bank.

YCB also has a Community Development Entity (CDE) subsidiary formed in July 2002 named CBSI Development Fund, Inc. The CDE enables YCB to participate in the federal New Markets Tax Credit (NMTC) Program. The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE's.

In June 2004 and June 2006, the Company completed placements of floating rate subordinated debentures through two trusts formed by the Company, Community Bank Shares (IN) Statutory Trust I and Trust II ("Trusts"). Because the Trusts are not consolidated with the Company, pursuant to FASB Interpretation No. 46, the Company's financial statements reflect the subordinated debt issued by the Company to the Trusts.

The Company had total assets of $816.6 million, total deposits of $549.9 million, and stockholders' equity of $65.5 million as of December 31, 2006. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

Business Strategy

The Company's current business strategy is to operate well-capitalized, profitable and independent community banks with a significant presence in their primary market areas. The Company's growth strategy is focused on expansion through organic growth within its market areas. The Company offers business and personal banking services through a full range of deposit products that include non-interest and interest-bearing checking accounts, ATM's, debit cards, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. The Company's loan products include: secured and unsecured business loans of various terms to local businesses and professional organizations; consumer loans including home equity lines of credit, automobile and recreational vehicle, credit cards, construction, and loans secured by deposit accounts; and residential real estate loans. In addition, the Company also offers non-deposit investment products such as stocks, bonds, mutual funds, and annuities to customers within its banking market areas through a strategic alliance with Smith Barney.

Internal Growth. Management believes the optimum way to grow the Company is by attracting new loan and deposit customers within its existing markets through its extensive product offering and attentive customer service. Management believes the Company's customers seek a banking relationship with a service-oriented community banking institution and feels the Company's banking centers have an atmosphere which facilitates personalized service and a broad range of product offerings to meet customers' needs. However, the Company will consider acquisition opportunities that help advance its strategic objectives.

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

Lending Activities

Commercial Business Loans. The Company originates non-real estate related business loans to local small businesses and professional organizations. This type of commercial loan has been offered at both variable rates and fixed rates and can be unsecured or secured by general business assets such as equipment, accounts receivable or inventory. The Company has increased its origination of commercial business loans over the last few years. Such loans generally have shorter terms and higher


--------------------------------------------------------------------------------
interest rates than commercial real estate loans. However, commercial business loans also involve a higher level of credit risk because of the type and nature of the collateral.

Commercial Real Estate Loans. The Company's commercial real estate loans are secured by improved property such as offices, small business facilities, apartment buildings, nursing homes, warehouses and other non-residential buildings, most of which are located in the Company's primary market area and some of which are to be used or occupied by the borrowers. Commercial real estate loans have been offered at adjustable interest rates and at fixed rates with balloon provisions at the end of the term financing. The Company continues to originate commercial real estate loans, commercial real estate construction loans and land loans. Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentrations of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Company has increased its origination of multi-family residential or commercial real estate loans over the last few years, but attempts to protect itself against the increased credit risk associated with these loans through its underwriting standards and ongoing monitoring processes.

Residential Real Estate Loans. The Company originates one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company's market area. While the Company currently sells a portion of its residential real estate loans into the secondary market, the Company does originate and retain a significant amount of these loans in its own portfolio. The majority of the Company's residential mortgage loans consist of loans secured by owner-occupied, single family residences. The Company currently offers residential mortgage loans for terms up to thirty years, with adjustable ("ARM") or fixed interest rates. Origination of fixed-rate mortgage loans versus ARM loans is monitored continuously and is affected significantly by the level of market interest rates, customer preference, and loan products offered by the Company's competitors. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

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

After the initial fixed rate period, the Company's ARM loans generally adjust annually with interest rate adjustment limitations of two percentage points per year and six percentage points over the life of the loan. The Company also makes ARM loans with interest rates that adjust every one, three or five years. Under the Company's current practice, after the initial fixed rate period the interest rate on ARM loans adjusts to the applicable index plus a spread. The Company's policy is to qualify borrowers for one-year ARM loans based on the initial interest rate plus the maximum annual rate increase.

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

Consumer Loans. The principal types of consumer loans offered by the Company are home equity lines of credit, auto loans, home improvement loans, credit cards and loans secured by deposit accounts. Home equity lines of credit are predominately made at rates which adjust periodically and are indexed to the prime rate. Some consumer loans are offered on a fixed-rate basis depending


--------------------------------------------------------------------------------
upon the borrower's preference. The Company's home equity lines of credit are generally secured by the borrower's principal residence and a personal guarantee.

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

Mortgage-Banking Operations. The Company originates qualified government guaranteed loans and conventional secondary market loans which are generally sold with the servicing released. This arrangement provides necessary liquidity to the Company while providing additional loan products to the Company's customers.

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

Commercial loans are underwritten by the commercial loan officer who makes the initial contact with the customer applying for credit. The underwriting of these loans is reviewed after the fact by the Risk Management area for compliance with the Company's general underwriting standards. A loan exceeding the authority of the underwriting loan officer requires the approval of other officers of the Banks based upon individual lending authorities, or the Board of Directors of the Banks, depending on the loan amount.

Loan Commitments. The Company issues loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made with specified terms and conditions for periods of thirty days for commercial real estate loans and sixty days for residential real estate loans.

Employees

As of December 31, 2006, the Company employed 241 employees, 207 full-time and 34 part-time. None of these employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

Competition and Market Area Served

The banking business is highly competitive, and as such the Company competes not only with other commercial banks, but also with savings and loan associations, trust companies and credit unions for deposits and loans, as well as stock brokerage firms, insurance companies, and other entities providing one or more of the services and products offered by the Company. In addition to competition, the Company's business and operating results are affected by the general economic conditions prevalent in its market.

The Company's primary market areas consist of Floyd, Clark, and Scott counties in Southern Indiana and Jefferson and Nelson counties in Kentucky. These are four (excluding Scott County) of the thirteen counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of 1.2 million. The aggregate population of Floyd, Clark, and Scott counties is approximately 197,000 while the populations of Jefferson and Nelson Counties are approximately 700,000 and 41,000, respectively. The Company's headquarters are located in New Albany, Indiana, a city of 37,000 located approximately three miles from the center of Louisville.

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


--------------------------------------------------------------------------------

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

As state-chartered commercial banks, the Company's subsidiary banks are subject to examination, supervision and extensive regulation by the Federal Deposit Insurance Corporation ("FDIC"), the Indiana Department of Financial Institutions ("DFI") and (with respect to YCB and its branch offices located in Kentucky) the Kentucky Office of Financial Institutions. The Banks are members of and own stock in the Federal Home Loan Bank ("FHLB") of Indianapolis, and Cincinnati. The FHLB institutions located in Indianapolis and Cincinnati are two of the twelve regional banks in the FHLB system. The Banks are also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Banks are subject is intended primarily for the protection of the Company's customers and depositors, and not its shareholders.

The FDIC, Federal Reserve, and DFI regularly examine the Banks and prepare reports for the consideration of the Banks' Board of Directors on any deficiencies that they may find in the Banks' operations. The relationship of the Banks with their depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the form and content of the Banks' mortgage documents and communication of loan and deposit rates to both existing and prospective customers. Financial institutions in various regions of the United States have been called upon by examiners to write down assets to their fair market values and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

The investment and lending authority of a state-chartered bank is prescribed by state and federal laws and regulations, and such banks are prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all state chartered banks. The Banks may not lend to a single or related group of borrowers on an unsecured basis an amount in excess of the greater of $500,000 or fifteen percent of the Banks unimpaired capital and surplus on a disaggregated basis. An additional amount may be lent, equal to ten percent of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities, but generally does not include real estate.

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than ten percent stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (15% of the Bank's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2006 the Banks were in compliance with the above restrictions.

Safety and Soundness. The Federal Deposit Insurance Act ("FDIA"), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to the internal controls, information


--------------------------------------------------------------------------------
systems and internal audit systems, loan documentation, credit underwriting, interest-rate-risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies may deem appropriate. The federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized,"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately-capitalized and may require an adequately-capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2006, the Company and the Banks were deemed well-capitalized for purposes of the above regulations.

Federal Home Loan Bank System. The Banks are members of the FHLB of Indianapolis and Cincinnati. The FHLB of Indianapolis and Cincinnati are two of the 12 regional FHLB's that, prior to the enactment of FIRREA, were regulated by the Federal Home Loan Bank Board (FHLBB). FIRREA separated the home financing credit function of the FHLB's from the regulatory functions of the FHLB's regarding savings institutions and their insured deposits by transferring oversight over the FHLB's from the FHLBB to a new federal agency, the Federal Home Financing Board ("FHFB").

As members of the FHLB system, the Banks are required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2006, $7.3 million of FHLB stock was outstanding for the Banks, which were in compliance with this requirement. In past years, the Banks have received dividends on its FHLB stock.

Insurance of Accounts. The Banks' deposits are insured up to $100,000 per insured member (as defined by law and regulation) and, except for certain deposits assumed by YCB upon the merger of Heritage Bank of Southern Indiana into YCB in 2002 (which are insured by the Bank Insurance Fund (BIF)), are insured by the Savings Association Insurance Fund (SAIF). This insurance is backed by the full faith and credit of the United States Government. The SAIF and the BIF are both administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk-related premium system. Each insured institution is assigned to one of three capital groups: well-capitalized, adequately-capitalized or undercapitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution's primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the nine risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well-capitalized, subgroup "A" category institutions are assessed the lowest insurance rate, while institutions assigned to the undercapitalized subgroup "C" category are assessed the highest insurance rate. As of December 31, 2006 the Banks were assigned to the well-capitalized, subgroup "A" category and paid an annual insurance rate of 1.32 cents per $100 of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Cash on hand or on deposit with the Federal Reserve Bank of $6.5 million and


--------------------------------------------------------------------------------

$4.1 million was required to meet regulatory reserve and clearing requirements at year-end 2006 and 2005, respectively. These balances do not earn interest. Banks are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

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

The Company's December 31, 2004 federal tax return is currently being audited by the Internal Revenue Service ("IRS"). While the examination is on-going as of the date of this filing, management does not anticipate a material impact on the Company's financial statements once the examination is completed. Management has also evaluated its tax positions in association with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an
interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return effective for its fiscal year beginning January 1, 2007. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

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

Currently, income from YCB's subsidiaries CBSI Holdings, Inc., CBSI Investments, Inc. and CBSI Investment Portfolio Management, LLC is not subject to the Indiana franchise tax.

The Company's December 31, 2004, 2003, and 2002 Indiana state franchise tax return were audited in 2006. The Indiana Department of Revenue concluded that no adjustments were necessary as a result of their audits.

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

Available Information. The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any material the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC on its website at www.sec.gov. The Company makes available through its website, www.yourcommunitybank.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Item 1A. Risk Factors

There are a number of factors, including those specified below, that may adversely affect our business, financial results or stock price. Additional risks that we currently do not know about or currently view as immaterial may also impair our business or adversely impact our financial results or stock price.

As used in this Item 1A of the Form 10-K, the terms "we", "us" and "our" refer to Community Bank Shares of Indiana, Inc., an Indiana corporation and its subsidiaries (unless the context clearly implies otherwise).


--------------------------------------------------------------------------------

Industry Risk Factors

Changes in the laws, regulations and policies governing financial services companies could alter our business environment and adversely affect our operations. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that we hold, such as debt securities and mortgage servicing rights.

We, along with our subsidiaries, are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole. Congress and state legislatures and federal and state agencies continually review banking laws, regulations and policies for possible changes. Changes in statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products that we offer and/or increasing the ability of non-banks to offer competing financial services and products. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it or any regulations would have on our financial condition or results of operations.

The financial services industry is highly competitive, and competitive pressures could intensify and adversely affect our financial results. We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued
consolidation. We compete with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Many of our competitors have fewer regulatory constraints and some have lower cost structures. Also, the potential need to adapt to industry changes in information technology systems, on which we and the financial services industry are highly dependent, could present operational issues and require capital spending.

Changes in consumer use of banks and changes in consumer spending and saving habits could adversely affect our financial results. Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This "disintermediation" could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect our operations, and we may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

Risks associated with unpredictable economic and political conditions may be amplified as a result of our limited market area. Commercial banks and other financial institutions are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. Conditions such as inflation, value of the dollar, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect profitability. In addition, almost all of our primary business area is located in Southern Indiana and Jefferson County, Kentucky. A significant downturn in this regional economy may result in, among other things, deterioration in our credit quality or a reduced demand for credit and may harm the financial stability of our customers. Due to the regional market area, these negative conditions may have a more noticeable effect on us than would be experienced by an institution with a larger, more diverse market area.

Changes in the domestic interest rate environment could reduce our net interest income. Interest rate volatility could significantly harm our business. Our results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of earnings is net interest income, which is the difference between the income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. A change in market interest rates could adversely affect earnings if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest we collect on loans and investments. Consequently, along with other financial institutions generally, we are sensitive to interest rate fluctuations.

Company Risk Factors

Our allowance for loan losses may not be adequate to cover actual losses. Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, loan portfolio performance, current economic conditions and geographic concentrations within the portfolio. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect its financial results.

We may suffer losses in our loan portfolio despite our underwriting practices. Our results of operations are significantly affected by the ability of borrowers to repay their loans. Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is historically small, but if nonpayment levels are greater than anticipated, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected. No assurance can be given that our underwriting practices or monitoring procedures and policies will reduce certain lending risks. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our stockholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect profitability. Furthermore, the application of various federal and


--------------------------------------------------------------------------------
state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Maintaining or increasing our market share may depend on lowering prices and market acceptance of new products and services. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require us to make substantial expenditures to modify or adapt our existing products and services. Also, these and other capital investments in our businesses may not produce expected growth in earnings anticipated at the time of the expenditure. We might not be successful in introducing new products and services, achieving market acceptance of its products and services, or developing and maintaining loyal customers.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks. Operational risk is the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to its reputation.

Our reported financial results depend on management's selection of accounting methods and certain assumptions and estimates. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management's judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in us reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include (without limitation): the allowance for credit losses; the valuation of goodwill and other intangible assets; and income taxes.

Changes in accounting standards could materially impact our financial statements. From time to time, the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

Acquisitions and the addition of branch facilities may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties. We regularly explore opportunities to establish branch facilities and acquire other banks or financial institutions. New or acquired branch facilities and other facilities may not be profitable. We may not be able to correctly identify profitable locations for new branches. The costs to start up new branch facilities or to acquire existing branches, and the additional costs to operate these facilities, may increase our noninterest expense and decrease earnings in the short term. It may be difficult to adequately and profitably manage growth through the establishment of these branches. In addition, we can provide no assurance that these branch sites will successfully attract enough deposits to offset the expenses of operating these branch sites. Any new or acquired branches will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approvals.

We cannot predict the number, size or timing of acquisitions. Difficulty in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

Our business could suffer if we fail to attract and retain skilled people. Our success depends, in large part, on our ability to attract and retain key people. Competition can be intense for the best people in most activities in which we engage. We may not be able to hire the best people or to keep them.

Significant legal actions could subject us to substantial uninsured liabilities. We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. To protect us from the cost of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations and financial condition.


--------------------------------------------------------------------------------

We are exposed to risk of environmental liability when we take title to properties. In the course of our business, we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our financial condition and results of operations could be adversely affected.

Our stock price can be volatile and there is a limited trading market for our stock. Our stock price can fluctuate widely in response to a variety of factors, including:

      o     actual or anticipated variations in our quarterly operating results;

      o recommendations by securities analysts; acquisitions or business combinations;

      o operating and stock price performance of other companies that investors deem comparable to us;

      o     new technology used or services offered by our competitors;

      o news reports relating to trends, concerns and other issues in the financial services industry; and

      o     changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause our stock price to decrease regardless of our operating results.

In addition, there is a limited trading market for our common stock and shareholders may not be able to resell shares at or above the price paid for them. The price of the common stock purchased may decrease significantly. Although our common stock is quoted on the Nasdaq Capital Market under the symbol "CBIN", trading activity in the stock historically has been sporadic. A public trading market having the desired characteristics of liquidity and order depends on the presence in the market of willing buyers and sellers at any given time. The presence of willing buyers and sellers depends on the individual decisions of investors and general economic conditions, all of which are beyond our control.

Our historical growth rates may not be sustainable. We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock. We cannot assure you that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms. Additionally, we may not continue to be successful in expanding our asset base to a targeted size and managing the costs and implementation risks associated with our growth strategy. We cannot assure you that further expansion will be profitable or that our historical rate of growth will continue to be sustained, either through internal growth or otherwise, or that capital will be maintained sufficient to support continued growth. Furthermore, if we grow too quickly and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

We rely on dividends from our subsidiaries for our liquidity needs. Our holding company status makes us dependent on dividends from our subsidiaries to meet our obligations. We do not have any significant assets other than cash and the stock of our subsidiaries. Accordingly, we depend on dividends from our subsidiaries (and, in turn, their subsidiaries) to meet our obligations and obtain revenue. Our right to participate in any distribution of earnings or assets of our subsidiaries is subject to the prior claims of creditors of our subsidiaries. Under federal and state law, our subsidiaries are limited in the amount of dividends they may pay to us without prior regulatory approval. Also, bank regulators have the authority to prohibit our subsidiaries from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice.

Our ability to pay dividends on our common stock is limited. We cannot assure you that we will continue to pay dividends at our current annual dividend rate or at all. In particular, the ability to pay dividends in the future will depend upon, among other things, our future earnings and cash requirements.

Item 1B. Unresolved Staff Comments

This item of Form 10-K is inapplicable to the Company inasmuch as it is not an accelerated filer or large accelerated filer, nor is it a well-known seasoned issuer. Moreover, the Company has received no written communication from the staff of the SEC regarding its periodic or current reporting under the Exchange Act.


--------------------------------------------------------------------------------

Item 2. Properties

The Company conducts its business through its corporate headquarters located in New Albany, Indiana. YCB operates a main office and ten branch offices in Clark and Floyd Counties, Indiana, and six branch offices in Jefferson and Nelson
Counties, Kentucky. SCSB operates a main office and three branch offices in Scott County, Indiana. The following table sets forth certain information concerning the main offices and each branch office at December 31, 2006. The Company's aggregate net book value of premises and equipment was $15.0 million at December 31, 2006.

Location                                                               Year Opened                Owned or Leased
--------                                                               -----------                ---------------
Your Community Bank:
   101 West Spring Street - Main Office                                    1937                         Owned
   New Albany, IN 47150

   401 East Spring Street - Drive Thru for Main Office                     2001                         Owned
   New Albany, IN 47150

   2626 Charlestown Road                                                   1995                         Owned
   New Albany, IN 47150

   4328 Charlestown Road                                                   2004                        Leased
   New Albany, IN 47150

   480 New Albany Plaza                                                    1974                        Leased
   New Albany, IN 47130

   901 East Highway 131                                                    1981                         Owned
   Clarksville, IN 47130

   701 Highlander Point Drive                                              1990                         Owned
   Floyds Knobs, IN 47119

   102 Heritage Square                                                     1992                         Owned
   Sellersburg, IN 47172

   201 W. Court Avenue                                                     1996                         Owned
   Jeffersonville, IN4710

   5112 Highway 62                                                         1997                         Owned
   Jeffersonville, IN 47130

   2910 Grantline Road                                                     2002                        Leased
   New Albany, IN 47150

   400 Blankenbaker Parkway, Suite 100                                     2002                        Leased
   Louisville, KY 40243

   106A West John Rowan Boulevard. - Main Office                           1997                        Leased
   Bardstown, KY 40004

   119 East Stephen Foster Avenue                                          1972                         Owned
   Bardstown, KY 40004

   7101 Cedar Springs                                                      2002                        Leased
   Louisville, KY 40291

   4510 Shelbyville Road                                                   2003                        Leased
   Louisville, KY 40207

   13205 Magisterial Drive                                                 2006                        Leased
   Louisville, KY 40223


--------------------------------------------------------------------------------

The Scott County State Bank:
   136 West McClain Avenue - Main Office                                   1890                         Owned
   Scottsburg, IN 47170

   125 West Wardell - Drive Thru                                           1981                         Owned
   Scottsburg, IN 47170

   1050 North Gardner                                                      1974                         Owned
   Scottsburg, IN 47170

   57 North Michael Drive                                                  1998                         Owned
   Scottsburg, IN 47170

Item 3. Legal Proceedings

There are various claims and law suits in which the Company or its subsidiaries are periodically involved, such as claims to enforce liens, foreclosure or condemnation proceedings on properties in which the Banks hold mortgages or security interests, claims involving the making and servicing of real property loans and other issues incident to the Banks' business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits with the possible exception of the following matter.

YCB made loans to borrower MW Development Services, LLC beginning in September, 2004, guaranteed by the borrower's two principals. The loans were to enable the borrower to purchase real estate and develop it for sale as residential subdivision lots. The loans are secured by first and second mortgage liens in favor of the Bank on the real property that was acquired.

The development project is incomplete, but there is no additional borrowing available from YCB. The borrower requested additional loan funds but did not provide the information necessary to support an additional loan. The total amount owed to the Bank on the loans was approximately $4,028,106 as of December 27, 2005 (including principal and interest but not late fees or attorney fees). The value of the collateral is unknown at present because the project is not complete. The loans are in default on grounds including the borrower's failure to pay interest, the filing of numerous mechanics' and material men's liens against the property and the filing by the lien claimant, D.F. Crane
Construction Corp. ("Crane") of a foreclosure action on its lien in the Jefferson Circuit Court (Commonwealth of Kentucky). Along with the borrower, YCB has been named as a defendant in that action for the purpose of asserting its lien position. YCB filed a cross-claim on the indebtedness against the borrower, and the borrower cross-claimed back against YCB. YCB then asserted claims against the borrower's guarantors, who also asserted claims against YCB.

Crane's action and the cross-claim of another lien claimant each alleged that it should be adjudicated a first lien but originally did not otherwise assert any claims or seek any other relief against YCB. In the borrowers' and the guarantors' claim against YCB, they allege that YCB acted improperly in the administration of the loans, on theories including contract and tort, thereby damaging the project. This claim sought an undetermined amount of damages from YCB.

During 2006, YCB settled its claims against the borrower and guarantors (retaining the right to enforce the mortgages against the property) and their claims against YCB. Also during 2006, Crane amended its complaint to state claims against YCB. Crane alleges causes of action against YCB based on claims that YCB misrepresented or failed to disclose matters concerning this credit facility that caused Crane to extend more credit to the borrower than it would have done otherwise. Crane alleges a damages claim against YCB in an unstated amount and seeks the subordination of YCB's mortgages to Crane's lien claim, which is in the principal amount of $499,024.73 plus interest and fees the amounts of which have not yet been determined. YCB has moved for judgment on its mortgages. Crane opposed that motion based on its claim against YCB. The parties are currently awaiting a recommendation on the motion by the Jefferson Circuit Court Master Commissioner.

Item 4. Submission Of Matters To A Vote Of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.


--------------------------------------------------------------------------------

Part II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

The Company's common stock is traded on the Nasdaq National Market under the symbol "CBIN". The quarterly range of low and high trade prices per share of the Company's common stock for the periods indicated as reported on the Nasdaq National Market, as well as the per share dividend paid in each such quarter by the Company on its common stock is shown below.

                      2006                                                     2005
---------------------------------------------------       -----------------------------------------------
QUARTER ENDED            HIGH      LOW     DIVIDEND       QUARTER ENDED        HIGH      LOW     DIVIDEND
-------------            ----      ---     --------       -------------        ----      ---     --------
March 31                $23.63   $22.01     $ 0.16        March 31            $22.04   $21.00     $ 0.145
June 30                  23.40    21.05       0.16        June 30              32.00    20.85       0.145
September 30             22.65    21.41       0.16        September 30         25.23    21.28       0.145
December 31              23.00    22.10       0.16        December 31          25.00    22.34       0.145

Holders

As of February 22, 2007 there were 892 holders of the Company's common stock.

Dividends

The Company intends to continue its historical practice of paying quarterly cash dividends although there is no assurance that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors, and other considerations. In addition, the payment of dividends is subject to the regulatory restrictions described in Note 14 to the Company's consolidated financial statements.

Securities Authorized for Issuance under Equity Compensation Plans

The  following   table  sets  forth  certain   information   regarding   Company
compensation plans under which equity securities of the Company are authorized for issuance.

                                                                                               Number of Securities
                                          Number of Securities                                Remaining Available for
                                            to be Issued Upon          Weighted -Average       Future Issuance under
                                               Exercise of             Exercise Price of     equity compensation plans
                                          Outstanding Options,       Outstanding Options,      (excluding securities
          Plan Category                    Warrants and Rights        Warrants and Rights      reflected in column 1)
---------------------------------          -------------------        -------------------      ----------------------
Equity compensation plans approved by
 security holders                                       289(1)            $       20.19                        502(2)
Equity compensation plans not approved
 by security holders                                     --                          --                         --
                                              -------------               -------------              -------------

Total                                                   223(1)            $       19.28                        575(2)
                                              =============               =============              =============

(1) Of the shares reflected, 253,610 shares have been granted unde r the Company's Stock Award Plan and 54,500 performance units have been granted under the Company's Performance Units Plan of which 35,425, or 65%, will be paid in shares (see Note 12 of the Company's consolidated financial statements for further information on the Company's 2003 Performance Units
      Plan).

(2) Of the shares reflected, 262,550 shares are available to be awarded under the Company's Stock Award Plan and 239,575 shares are available to be awarded under the Company's Performance Units Plan.

Performance Graph

The following performance graph and data included shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed soliciting material or subject to Regulation 14A of the Exchange Act or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

The graph compares the performance of Community Bank Shares of Indiana, Inc. common stock to the Russell 2000 index and the SNL Bank $500 MM - $1 B Bank index for the Company's last five fiscal years. The graph assumes the value of the investment in Company common stock and in each index was $100 at December 31, 2001 and that all dividends were reinvested.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                     Community Bank Shares of Indiana, Inc.
--------------------------------------------------------------------------------

                            Total Return Performance

 [THE FOLLOWING TABLE WAS REPRESENTED AS A LINE GRAPH IN THE PRINTED MATERIAL.]

                                                                     Period Ending
                                             -------------------------------------------------------------
Index                                        12/31/01   12/31/02   12/31/03  12/31/04   12/31/05  12/31/06
----------------------------------------------------------------------------------------------------------
CBIN                                           100.00     101.28     152.34    165.77     181.19    183.97
SNL Bank $500M-$1B Bank Index                  100.00     127.67     184.10    208.63     217.57    247.44
Russell 2000                                   100.00      79.52     117.09    138.55     144.86    171.47

Source: SNL Financial, www.snl.com


--------------------------------------------------------------------------------

Item 6. Selected Financial Data

The following table sets forth the Company's selected historical consolidated financial information from 2002 through 2006. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                                                                 Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
      (dollars in thousands, except per share data)            2006          2005          2004           2003          2002
---------------------------------------------------------------------------------------------------------------------------------
      Income Statement Data:
      Interest income ..................................     $ 46,033      $ 35,058      $ 27,786      $ 25,252      $ 25,052
      Interest expense .................................       25,995        17,344        12,796        11,675        13,354
      Net interest income ..............................       20,038        17,714        14,990        13,577        11,698
      Provision for loan losses ........................          262         1,750         1,105         1,274         1,144
      Non-interest income ..............................        4,794         4,865         3,271         3,684         3,160
      Non-interest expense .............................       19,116        16,155        13,903        13,104        10,938
      Income before taxes ..............................        5,454         4,674         3,253         2,883         2,776
      Net income .......................................        4,111         3,749         2,588         2,302         2,126
---------------------------------------------------------------------------------------------------------------------------------
      Balance Sheet Data:
      Total assets .....................................     $816,633      $665,008      $590,066      $521,315      $465,549
      Total securities .................................      121,311        98,835        90,152        83,143        92,374
      Total loans, net .................................      607,932       512,448       450,676       390,026       321,634
      Allowance for loan losses ........................        5,654         5,920         4,523         4,034         3,814
      Total deposits ...................................      549,918       464,836       411,306       341,315       289,830
      Short-term borrowings ............................       84,335        47,735        43,629        45,325        36,393
      FHLB advances ....................................       92,756        98,000        82,000        90,200        92,700
      Subordinated debenture ...........................       17,000         7,000         7,000            --            --
      Total shareholders' equity .......................       65,541        42,775        42,781        42,289        43,297
---------------------------------------------------------------------------------------------------------------------------------
      Per Share Data:
      Basic earnings per share* ........................     $   1.36      $   1.43      $   0.98      $   0.88      $   0.79
      Diluted earnings per share* ......................         1.35          1.41          0.97          0.87          0.79
      Book value* ......................................        19.06         16.42         16.27         16.13         16.44
      Cash dividends per share* ........................         0.64          0.58          0.54          0.53          0.53
---------------------------------------------------------------------------------------------------------------------------------
      Performance Ratios:
      Return on average assets .........................         0.55%         0.59%         0.47%         0.47%         0.47%
      Return on average equity .........................         7.73          8.68          6.10          5.37          4.91
      Net interest margin ..............................         2.85          2.98          2.89          2.95          2.78
      Efficiency ratio .................................        76.98         71.55         76.13         75.92         73.62
---------------------------------------------------------------------------------------------------------------------------------
      Asset quality ratios:
      Non-performing assets to total loans .............         0.98%         1.08%         0.37%         0.61%         1.17%
      Net loan charge-offs to average loans ............         0.22          0.07          0.15          0.29          0.12
      Allowance for loan losses to total loans .........         0.92          1.14          0.99          1.02          1.17
      Allowance for loan losses to
         non-performing loans ..........................          102           108           285           223           120
---------------------------------------------------------------------------------------------------------------------------------
      Capital ratios:
      Leverage ratio ...................................          8.1%          8.0%          8.7%          8.3%          9.0%
      Average stockholders' equity to
         average total assets ..........................          7.1           6.8           7.7           8.7           9.6
      Tier 1 risk-based capital ratio ..................         10.5           9.5          10.4          10.4          12.4
      Total risk-based capital ratio ...................         11.4          10.5          11.3          11.4          13.6
      Dividend payout ratio ............................         46.7          40.5          54.8          59.8          66.1
---------------------------------------------------------------------------------------------------------------------------------
      Other key data:
      End-of-period full-time equivalent
         employees .....................................          224           182           169           154           145
      Number of bank offices ...........................           21            16            16            15            14

* Years 2002 and 2003 have been restated to reflect 10% stock dividend paid on December 27, 2004


--------------------------------------------------------------------------------

Item 7. Management's Discussion And Analysis Of Financial Condition And Results of Operations

Overview

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiaries, the Banks, at December 31, 2006 and 2005, and the consolidated results of operations for each of the years in the three year period ended December 31, 2006. The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

The Company conducts its primary business through the Banks, which are community-oriented financial institutions offering a variety of financial services to its local communities. The Banks are engaged primarily in the business of attracting deposits from the general public and using such funds for the origination of: 1) commercial business and real estate loans and 2) secured consumer loans such as home equity lines of credit, automobile loans, and recreational vehicle loans. Additionally, YCB originates and sells into the secondary market mortgage loans for the purchase of single-family homes in Floyd and Clark counties, Indiana, and Jefferson and Nelson counties, Kentucky, including surrounding communities. The Banks invest excess liquidity balances in mortgage-backed, U.S. agency, state and municipal and corporate securities.

The operating results of the Company depend primarily upon the Banks' net interest income, which is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Interest-earning assets principally consist of loans, taxable and tax-exempt securities, and FHLB stock. Interest-bearing liabilities principally include deposits, retail repurchase agreements, federal funds purchased, and advances from the FHLB Indianapolis and Cincinnati. The net income of the Banks is also affected by 1) provision for loan losses, 2) non-interest income (including gains on sales of loans and securities, deposit account service charges and commission-based income on non-deposit investment products), 3) non-interest expenses (including compensation and benefits, occupancy, equipment, data processing expenses, marketing and advertising, and other expenses, such as audit, postage, printing, and telephone expenses), and 4) income tax expense.

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

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, valuation of goodwill and other intangible assets and deferred tax assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance For Loan Losses

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under "Asset Quality" below.


--------------------------------------------------------------------------------

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, amounts of allowances are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other loans not subject to allowance allocations. These historical loss rates may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and the Company's internal credit examiners.

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the allowance of $5.7 million was adequate to address probable incurred credit losses associated with the loan portfolio at December 31, 2006.

Goodwill and Other Intangible Assets

The  Company  recorded  $16.0  million  of  Goodwill  and $3.1  million of other intangible assets in 2006 in association with its acquisition of SCSB. The Company is required to perform an annual assessment of goodwill and other intangible assets to determine potential impairment. Also, management informally, on an on-going basis, reviews and analyzes certain transactions or events that may indicate potential impairment of Goodwill and other intangible assets throughout the year. The analysis and determination of potential impairment and the identification of relevant factors and events indicating potential impairment require a high degree of judgment from management. The Company will perform a formal assessment of Goodwill and other intangible assets early in the 4th quarter of the 2007. No such events were identified in 2006 to cause us to believe that goodwill or intangible assets were impaired.

Deferred Tax Assets

The Company has a net deferred tax asset of approximately $759,000. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2006, a valuation allowance of $345,000 has been established against the outstanding deferred tax asset. Note 13 to the Consolidated Financial Statements describes the net deferred tax asset. The deferred tax asset will be utilized as the Company is profitable or as the Company carries back tax losses to periods in which it paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

Highlights

The Company reported net income of $4.1 million during 2006 compared with $3.7 million for 2005, an increase of 9.7%. The increase in earnings was primarily due to the acquisition of SCSB on July 1, 2006 which contributed net income of $1.0 million for the year and was offset by a decrease in non-interest income due to a $228,000 gain, net of related tax impacts, on the disposition of an equity stock position held in a company that provides data processing services to the banking industry and by a $656,000 non-taxable gain on life insurance benefit that impacted 2005 only. Also contributing to the increase in net income was a decrease in the provision for loan losses of $1.5 million to $262,000 in 2006 from $1.8 million in 2005. The Company's book value per common share increased from $16.42 per share at December 31, 2005 to $19.06 per share at December 31, 2006 due to the aforementioned acquisition of SCSB.


--------------------------------------------------------------------------------

The following table summarizes selected financial information regarding the Company's financial performance:

Table 1 - Summary

                                                             For the Year Ended December 31,
(Dollars in thousands, except per share amounts)              2006        2005           2004
------------------------------------------------------------------------------------------------
Net income ............................................   $   4,111    $   3,749     $   2,588
Basic earnings per share ..............................        1.36         1.43          0.98
Diluted earnings per share ............................        1.35         1.41          0.97

Return on average assets ..............................        0.55%        0.59%         0.47%
Return on average equity ..............................        7.73         8.68          6.10

Total assets grew 22.8% during 2006 to $816.6 million from $665.0 million at December 31, 2005 primarily as a result of the Company's acquisition of SCSB. Excluding eliminations for inter-company accounts, total unconsolidated assets of SCSB were $148.0 million as of December 31, 2006 and included net loans of $92.3 million while total deposits were $103.3 million, including $22.8 million of non-interest bearing deposits and FHLB advances were $10.3 million. Excluding SCSB, net loans outstanding increased marginally from $512.4 million in 2005 to $515.7 million, an increase of 0.6%. Total deposits, excluding SCSB decreased from $464.8 million in 2005 to $446.6 million in 2006, a decrease of $18.2 million or 3.9% due primarily to a reduction in money market accounts as the result of management's efforts to improve net interest margin by reducing the yield on these accounts. The decrease in deposits was offset by increases in short-term borrowings from federal funds purchased which increased to $32.7 million in 2006 from $0 in 2005 and an increase in line of credit borrowings to $3.5 million in 2006 from $0 in 2005.

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

Net interest income increased $2.3 million, or 13.1%, to $20.0 million for 2006 compared to $17.7 million in 2005. The increase in net interest income is primarily attributable to the Company's acquisition of SCSB which provided net interest income of $3.0 million in 2006. Excluding net interest income from SCSB, net interest income decreased by $659,000 from 2005 and was impacted by an increase in interest expense recognized on the Company's interest rate swaps from $163,000 recognized during 2005 to $1.1 million in 2006 (See Note 15 to the Consolidated Financial Statements). The Company's net interest rate spread decreased to 2.44% for 2006 from 2.66% in 2005, and its net interest margin decreased to 2.85% for 2006 from 2.98% in 2005 due to the increase in interest expense associated with the Company's interest rate swaps. The acquisition of SCSB had a positive impact on the Company's yields on interest-bearing assets and liabilities. The average yield (on an annualized basis) for loans was 7.95%, 4.98% for investment securities, and 7.16% for total interest earning assets of SCSB while the average yield on savings accounts was 1.12%, 4.98% for time deposits greater than $100,000, 3.70% for other time deposits, 5.15% for FHLB advances, and 2.97% for total interest-bearing liabilities.

Average interest-earning assets increased 18.0% during 2006 to $702.2 million, compared to a 14.8% increase during 2005. The increase in 2006 was primarily due to the acquisition of SCSB; excluding SCSB, growth in earning assets was minimal. As a result of the acquisition, the composition of the Company's loan portfolio mix changed resulting in a higher percentage of residential real estate and consumer loans than in 2005. Average loans grew $81.9 million or 16.6% to $575.1 million in 2006, while the loan yield increased to 7.01%, compared to 6.28% for 2005, primarily due to several prime rate increases throughout the year that raised yields on portfolio loans indexed to the prime rate, offset by $1.1 million of interest expense (when recorded, netted against loan interest income) associated with the Company's interest rate swaps. Excluding the acquisition of SCSB, the Company's loan growth slowed in 2006 as compared to 2005, as management focused on improving the net interest margin. In 2007, the Company anticipates measured growth within its loan portfolio due to increased deposit product offerings targeted towards small businesses and a more focused marketing and sales strategy.

Average interest-bearing liabilities grew $93.8 million to $630.7 million, an increase of 17.5% from 2005, while the cost of interest-bearing liabilities increased to 4.12% for 2006 from 3.23% in 2005. The increase in average interest-bearing liabilities was primarily attributable to the acquisition of SCSB which accounted for $90.7 million in growth from 2005 in addition to a $10,000,000 placement of trust preferred securities in June 2006 (see Note 10 of the Company's consolidated financial statements), and an increase in short-term borrowings of $36.6 million. The increase in short-term borrowings was mostly comprised of federal funds purchased of $32.7 million to meet short-term liquidity needs due to maturing FHLB advances and $3.5 million of borrowings on the Company's line of credit to fund a portion of the acquisition SCSB along with the associated costs.

While there can be no assurance as to the tangible long-term impact that the current interest rate environment will have on the Company's future levels of net interest income and net interest margin, it is presently anticipated, given the pricing sensitivity and asset/liability mix of the Company's balance sheet, that the Company's net interest margin should remain stable for 2007 when compared with 2006.

For 2005, net interest income increased $2.7 million or 18.0% to $17.7 million compared to $15.0 million in 2004. The Company's net interest rate spread increased to 2.66% for 2005 from 2.61% in 2004, and its net interest margin increased to 2.98% for 2005 from 2.89% in 2004. In addition, net interest income was impacted by the $163,000 of interest expense recognized on the Company's interest rate swaps during 2005, compared to interest income of $777,000 of interest income recognized during 2004.

Table  2  provides  detailed  information  as  to  average  balances,   interest
income/expense, and rates by major balance sheet category for 2004 through 2006.

Table 2 - Average Balance Sheets and Rates for Years Ended 2006, 2005 and 2004

                                                         2006                         2005                           2004
                                             --------------------------  ----------------------------   ----------------------------
                                              Average           Average   Average             Average    Average             Average
(Dollars in thousands)                        Balance  Interest  Rate     Balance   Interest    Rate     Balance   Interest   Rate
                                             --------------------------  ----------------------------   ----------------------------
ASSETS

Earning assets:
    Interest-bearing deposits with banks .   $   4,365  $   132   3.02%  $   2,614   $    58     2.22%  $   3,398   $    42    1.24%
    Taxable securities ...................     105,287    4,738   4.50      85,025     3,352     3.94      81,364     2,929    3.60
    Tax-exempt securities ................       9,419      467   4.96       5,860       291     4.97       8,742       376    4.30
    Total loans and fees(1)(2) ...........     575,100   40,299   7.01     493,219    30,993     6.28     416,857    24,073    5.77
    FHLB stock ...........................       8,028      397   4.95       8,508       364     4.28       8,196       366    4.47
                                             ---------  -------          ---------   -------            ---------   -------

Total earning assets .....................     702,199   46,033   6.56     595,226    35,058     5.89     518,557    27,786    5.36

Non-interest earning assets:
    Less: Allowance for loan losses ......      (5,823)                     (5,200)                        (4,472)
    Non-earning assets:
    Cash and due from banks ..............      15,759                      12,917                         10,734
    Bank premises and equipment, net .....      13,827                      11,284                         11,683
    Other assets .........................      22,505                      17,261                         16,185
                                             ---------                   ---------                      ---------

Total assets .............................   $ 748,467                   $ 631,488                      $ 552,687
                                             =========                   =========                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
    Savings and other ....................   $ 218,981  $ 6,071   2.77%  $ 209,450   $ 4,364     2.08%  $ 172,722   $ 1,999    1.16%
    Time deposits ........................     249,036   10,862   4.36     187,233     6,418     3.43     169,355     5,241    3.09
    Short-term borrowings ................      64,153    3,054   4.76      48,684     1,395     2.87      36,572       409    1.12
    FHLB advances ........................      86,024    5,066   5.89      84,552     4,746     5.61      83,340     4,979    5.97
    Subordinated debenture ...............      12,479      942   7.55       7,000       421     6.01       3,893       168    4.32
                                             ---------  -------          ---------   -------            ---------   -------

Total interest bearing liabilities .......     630,673   25,995   4.12     536,919    17,344     3.23     465,882    12,796    2.75

Non-interest bearing liabilities:
    Non-interest bearing deposits ........      62,079                      47,197                         40,631
    Other liabilities ....................       2,507                       4,187                          3,737
    Shareholders' equity .................      53,208                      43,185                         42,437
                                             ---------                   ---------                      ---------
Total liabilities and shareholders' equity   $ 748,467                   $ 631,488                      $ 552,687
                                             =========                   =========                      =========

Net interest income ......................              $20,038                      $17,714                        $14,990
                                                        =======                      =======                        =======
Net interest spread ......................                        2.44%                          2.66%                         2.61%
Net interest margin ......................                        2.85%                          2.98%                         2.89%

(1) The amount of fee income included in interest on loans was $697, $647, and $610 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Table 3 - Volume/Rate Variance Analysis

                                                             Year Ended December 31, 2006           Year Ended December 31, 2005
                                                                       compared to                          compared to
                                                             Year Ended December 31, 2005           Year Ended December 31, 2004
                                                           --------------------------------     ----------------------------------
                                                                   INCREASE/(DECREASE)                  INCREASE/(DECREASE)
                                                                         Due to                                Due to
                                                           --------------------------------     ----------------------------------
                                                           Total Net                            Total Net
                                                            Change       Volume        Rate       Change        Volume        Rate
                                                            ------       ------        ----       ------        ------        ----

                                                                                     (Dollars in thousands)
Interest income:
Interest-bearing deposits with banks ..................     $    74     $    48      $    26      $    16      $   (11)     $    27
Taxable securities ....................................       1,386         870          516          423          136          287
Tax-exempt securities .................................         176         176           --          (85)        (137)          52
Total loans and fees ..................................       9,306       5,495        3,811        6,920        4,672        2,248
FHLB stock ............................................          33         (21)          54           (2)          14          (16)
                                                            -------     -------      -------      -------      -------      -------

Total increase (decrease) in interest income ..........      10,975       6,568        4,407        7,272        4,674        2,598

Interest expense:
Savings and other .....................................       1,707         207        1,500        2,365          496        1,869
Time deposits .........................................       4,444       2,435        2,009        1,177          583          594
Short-term borrowings .................................       1,659         538        1,121          986          172          814
FHLB advances .........................................         320          84          236         (233)          72         (305)
Subordinated debenture ................................         521         393          128          253          169           84
                                                            -------     -------      -------      -------      -------      -------

Total increase (decrease) in interest expense .........       8,651       3,657        4,994        4,548        1,492        3,056
                                                            -------     -------      -------      -------      -------      -------

Increase (decrease) in net interest income ............     $ 2,324     $ 2,911      $  (587)     $ 2,724      $ 3,182      $  (458)
                                                            =======     =======      =======      =======      =======      =======

Non-interest Income

Non-interest income was $4.8 million for 2006, $4.9 million for 2005, and $3.3 million for 2004. In 2005, the Company had a gain on life insurance benefits of $656,000, a gain on the disposition of equity stock of $345,000 and a gain on sale of AFS securities of $23,000 which substantially impacted 2005. Excluding these items, total non-interest income increased by $935,000 or 24.3% from 2005. Non-interest income in 2006 was affected by the acquisition of SCSB which provided total non-interest income in 2006 of $383,000, of which $326,000 was related to service charges on deposit accounts. The remaining growth in service charge income is due to an increase in YCB's overdraft service charge, an increase in transaction accounts, and an increase in the number of overdrawn accounts. The Company continues to emphasize the importance of customer service and believes this emphasis facilitated the opening of a significant number of new demand deposit accounts during 2006 and 2005, which helped contribute to a 34.5% and 28.3% increase in service charges on deposit accounts for 2006 and 2005, respectively.

Table 4 provides a breakdown of the Company's non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

                                                                Year Ended December 31,      Percent Increase/(Decrease)
                                                                -----------------------      --------------------------

(Dollars in thousands)                                        2006        2005       2004      2006/2005      2005/2004
                                                              ----        ----       ----      ---------      ---------
Service charges on deposit accounts ...................     $ 3,487     $ 2,593     $ 2,021        34.5%         28.3%
Commission income .....................................         107          74          64        44.6          15.6
Gain on sale of mortgage loans ........................         262         426         322       (38.5)         32.3
Loan servicing income, net of amortization ............          60          36          49        66.7         (26.5)
Increase in cash surrender value of life insurance ....         573         527         493         8.7           6.9
Other .................................................         287         185         184        55.1           0.5
                                                            -------     -------     -------
   Subtotal ...........................................       4,776       3,841       3,133        24.3%         22.6%

Gain on life insurance benefit ........................          --         656          --      (100.0)           NM
Gain on disposition of equity stock ...................          18         345          --       (94.8)           NM
Gain on sale of available for sale securities .........          --          23         138      (100.0)        (83.3)
                                                            -------     -------     -------

   Total ..............................................     $ 4,794     $ 4,865     $ 3,271        (1.5)%        48.7%
                                                            =======     =======     =======


--------------------------------------------------------------------------------

The market interest rate environment heavily influences revenue from mortgage banking activities. The decrease in net gain on sale of mortgage loans from 2005 to 2006 reflects decreased origination activity due to an overall decline in home sales in 2006 as compared to 2005 and increasing interest rates during the year. Management anticipates gains on sales of mortgage loans in 2007 to remain consistent with 2006. The increase in net gain on mortgage loans from 2004 to 2005 reflected increased origination activity, even as mortgage interest rates were generally stable throughout 2005.

The Company had a $345,000 gain during 2005 on the disposition of an equity stock position it held in a company that provides data processing services to the banking industry. The disposition resulted from the acquisition of the data processing provider by a third party organization. In addition, there was a $656,000 non-taxable gain on life insurance benefit. Combined these items accounted for a decrease in non-interest income of $1,001,000 from 2005 to 2006 which was offset by increases in service charges on deposit accounts as previously noted.

Non-interest Expense

Total non-interest expense increased 18.3% to $19.1 million in 2006 when compared with 2005 as a result of increases in salaries and employee benefits, and occupancy and equipment expenses. A significant percentage of the increase was due to the acquisition of SCSB in 2006 which accounted for an additional $1.8 million in expense in 2006. Other factors for the increase include an increase in salaries and benefits, occupancy expenses, data processing, legal and professional, and other expenses. Total non-interest expense increased 16.2% to $16.2 million in 2005 when compared with 2004 as a result of increases in salaries and employee benefits and occupancy and equipment expenses. The Company expects that non-interest expense will increase approximately 10% during 2007 as the Company will incur a full year of expenses from SCSB as opposed to six months in 2006.

Table 5 provides a breakdown of the Company's non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense

                                                                Year Ended in December 31,        Percent Increase/(Decrease)
                                                                --------------------------        ---------------------------

(Dollars in thousands)                                       2006          2005        2004        2006/2005      2005/2004
                                                             ----          ----        ----        ---------      ---------
Salaries and employee benefits .....................       $10,345       $ 8,843     $ 7,679          17.0%          15.2%
Occupancy ..........................................         1,479         1,193       1,130          24.0            5.6
Equipment ..........................................         1,188         1,142       1,231           4.0           (7.2)
Data processing ....................................         2,162         1,883       1,333          14.8           41.3
Marketing and advertising ..........................           527           503         387           4.8           30.0
Legal and professional .............................         1,097           836         573          31.2           45.9
Other ..............................................         2,318         1,755       1,570          32.1           11.8
                                                           -------       -------     -------

Total ..............................................       $19,116       $16,155     $13,903          18.3%          16.2%
                                                           =======       =======     =======

Salaries and benefits, the largest component of non-interest expense, increased 17.0% to $10.3 million in 2006 compared with $8.8 million for 2005 due primarily to the acquisition of SCSB. The Company increased its full-time equivalent employees by 49 as a result of the acquisition of SCSB. Excluding salaries and benefits of $988,000 from SCSB, the increase from 2005 was 5.8% due primarily to normal, recurring pay raises. The Company's full-time equivalent employees grew from 182 full-time equivalent employees at December 31, 2005 to 224 full-time equivalent employees (including 49 from SCSB) at December 31, 2006. Excluding SCSB, full-time equivalent employees decreased from 2005 by 7 to 175 due to a retail branch analysis conducted by the Company during 2006 that resulted in more efficient allocation of retail employees. Salaries and benefits increased 15.2% to $8.8 million in 2005 compared with $7.7 million for 2004 primarily due to the growth in the Company's level of staffing to 182 full-time equivalent employees at December 31, 2005 from 169 full-time equivalent employees at December 31, 2004, primarily in commercial banking, loan operations to support growth in the loan portfolio, and deposit operations to support growth in deposit accounts.

Occupancy expenses increased 24.0% to $1.5 million in 2006 compared with $1.2 million for 2005. The increase in occupancy expense is due primarily to the opening of a new YCB branch in Jefferson County, Kentucky in early 2006 and entering into a lease for an additional branch in Jefferson County in the third quarter of 2006 to be opened in 2007. Together, these branches accounted for approximately $90,000 increase in rent expense in 2006 as compared to 2005. The remaining increase is due to related to increased utilities, taxes, repairs and maintenance, and depreciation associated with the new branches and the acquisition of SCSB, which accounted for $97,000 of additional occupancy expense in 2006. Occupancy expenses were consistent between 2005 and 2004 growing 5.6% to $1.2 million from $1.1 million in 2004.

Data processing expense increased 14.8% to $2.2 million in 2006 compared with $1.9 million for 2005 due to higher item processing costs associated with increased deposit growth and higher per item charges. Additionally, the acquisition of SCSB resulted in an additional $71,000 of data processing expenses in 2006. Data processing expense increased 41.3% during 2005 compared to 2004 due to higher item processing costs associated with increased deposit growth, and higher depreciation costs due to building infrastructure designed to support growth.


--------------------------------------------------------------------------------

Legal and professional expenses increased from $836,000 in 2005 to $1.1 million in 2006, or 31.2%. The increase is due to $117,000 of expenses incurred by SCSB during 2006 along with increased legal fees associated with more aggressive collection efforts on several large commercial credits. Management anticipates incurring similar charges in 2007 as the Company continues to pursue collection on certain credits. Legal and profession fees increased from $573,000 in 2004 to $836,000 in 2005, or 45.9% primarily due to increased legal fees associated with the increase in nonperforming loans in 2005.

Other operating expenses increased 32.1% to $2.3 million in 2006 compared to 2005 primarily due to the acquisition of SCSB, which incurred approximately $344,000 of other operating expenses in 2006 including amortization expense of $176,000 of a core deposit intangible asset acquired as part of the transaction (see Note 6 to the Company's consolidated financial statements). Another factor in the increased operating expenses was increased miscellaneous and other taxes and assessments of approximately $69,000. Other operating expenses increased to $1.8 million in 2005 from $1.6 million in 2004, or 11.8% due to additional expenses incurred associated with the Company's growth including postage, supplies, miscellaneous taxes, and other expense items.

Financial Condition

Loan Portfolio

The Company experienced loan growth of 18.4% during 2006 as total loans increased $95.2 million to $613.6 million at December 31, 2006. The acquisition of SCSB accounted for most of the Company's loan growth in 2006; total loans for SCSB as of December 31, 2006 were $93.0 million. Excluding the balance of loans acquired, total loans grew by $2.2 million or 0.43% from 2005. Due to the acquisition, the Company's loan portfolio mix changed from 2005 to 2006. As of December 31, 2005, residential real estate loans represented 21.6% of the total loan portfolio while commercial real estate loans comprised 36.0%. Subsequent to acquisition, at December 31, 2006, residential real estate loans comprised 30.1% of the portfolio while commercial real estate loans represented 26.8%. Also contributing to the change in the loan portfolio mix was the reclassification of certain loans previously classified as commercial real estate to residential real estate. Management elected to reclassify these loans to more accurately reflect the collateral securing these loans; the allowance for loan losses or management's assessment and monitoring were not affected for the loans reclassified. In total, residential and commercial real estate loans accounted for approximately the same percentage of the total loan portfolio in 2006 at 56.9% and 2005 at 57.6%. Excluding the acquisition of SCSB, the Company's loan growth slowed in 2006 as compared to 2005, as management focused on improving the net interest margin. The Company expects measured growth within its loan portfolio in 2007 due to new deposit products targeted towards attracting new small business customers and a more focused sales effort.

Real estate construction loans grew 24.7% including SCSB in 2006 and 14.7% excluding SCSB due primarily to the continuing strong growth opportunities in the Company's market areas. At December 31, 2006, real estate construction loans accounted for 12.4% of total gross loans.

Residential real estate loans increased 64.8% from $112.0 million at December 31, 2005 to $184.5 million at December 31, 2006. The increase was primarily due to the Company's acquisition of SCSB which accounted for $49.9 million of loan growth during 2006. Excluding SCSB, residential real estate loans grew by $22.6 million or 20.2% from 2005 due to increase is primarily due to a reclassification of certain loans previously classified as commercial real estate to residential real estate to more accurately reflect the underlying collateral. Management's evaluation and determination of the collectibility and sufficiency of the underlying collateral was not affected by the reclassification.

Commercial real estate loans decreased by $22.2 million or 11.9% from 2005 to $164.4 million as of December 31, 2006. Excluding $14.5 million of commercial real estate loans acquired as part of the acquisition of SCSB, the decrease was $36.7 million or 19.7% from 2005. The decrease in commercial real estate loans is primarily due to a reclassification of loans to residential real estate in 2006 to more accurately reflect the collateral underlying certain loans in the Company's portfolio. The reclassification did not affect management's evaluation and determination of the collectibility and sufficiency of the underlying collateral. Also contributing to the decrease were the efforts of management to increase its net interest margin by increasing rates on commercial real estate loans and a dampening of demand due to rising interest rates.

Commercial loans increased to $105.9 million in 2006 from $92.6 million in 2005, a change of $13.3 million or 14.3%. A portion of the increase was due to the acquisition of SCSB, which accounted for $8.7 million of commercial loan growth. While demand for commercial loans has remained strong, rising interest rates have somewhat diminished the demand for commercial loans in the Company's market area.

Consumer loans grew by $12.3 million or 168.0% from 2005 to $19.5 million as of December 31, 2006 due almost entirely to the acquisition of SCSB which, as of December 31, 2006, totaled $11.9 million.

At the end of 2006, the Company was servicing $20.7 million in mortgage loans for other investors compared to $24.9 million in 2005. Loans serviced for others consist of loans the Company has sold to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained by the Company.


--------------------------------------------------------------------------------

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

Table 6 provides a breakdown of the Company's loans by type during the past five years.

Table 6 - Loans by Type

                                                                    As of December 31,

(Dollars in thousands)                               2006        2005        2004        2003       2002
                                                     ----        ----        ----        ----       ----
Real estate:
  Residential .................................    $184,474    $111,969    $100,553    $ 94,975   $ 81,618
  Commercial ..................................     164,435     186,644     186,175     161,343    119,196
  Construction ................................      76,126      61,031      38,638      15,691     13,972
Commercial ....................................     105,922      92,640      73,374      72,981     70,234
Home Equity ...................................      62,324      58,060      49,677      42,562     29,595
Consumer ......................................      19,549       7,295       6,095       5,962     10,488
Loans secured by deposit accounts .............         756         729         687         546        345
                                                   --------    --------    --------    --------   --------

Total loans ...................................    $613,586    $518,368    $455,199    $394,060   $325,448
                                                   ========    ========    ========    ========   ========

Table 7 illustrates the Company's fixed rate maturities and repricing frequency for the loan portfolio.

Table 7 - Selected Loan Distribution

                                                                             One         Over One        Over
As of December 31, 2006                                                      Year      Through Five      Five
(Dollars in thousands)                                          Total      Or Less        Years          Years
                                                                -----      -------        -----          -----
Fixed rate maturities:
Real estate:
  Residential ..........................................      $139,813     $  3,993      $ 18,183       $117,637
  Commercial ...........................................        44,937        2,843        26,217         15,877
  Construction .........................................        17,434        3,918         3,692          9,824
Commercial .............................................        32,116        5,288        18,544          8,284
Home equity ............................................        12,883          169         3,080          9,634
Consumer ...............................................        19,291        4,502        13,693          1,096
Loans secured by deposits ..............................           756          461           295             --
                                                              --------     --------      --------       --------

Total fixed rate maturities ............................      $267,230     $ 21,174      $ 83,704       $163,352
                                                              ========     ========      ========       ========

Variable rate maturities:
Real estate:
  Residential ..........................................      $ 44,661     $ 24,643      $ 17,402       $  2,616
  Commercial ...........................................       119,498       26,008        73,268         20,222
  Construction .........................................        58,692       35,895        18,937          3,860
Commercial .............................................        73,806       51,922        20,380          1,504
Home equity ............................................        49,441       40,005         3,526          5,910
Consumer ...............................................           258          258            --             --
                                                              --------     --------      --------       --------

Total variable rate maturities .........................      $346,356     $178,731      $133,513       $ 34,112
                                                              ========     ========      ========       ========

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

The Company maintains the allowance for loan losses at a level that is sufficient to absorb probable credit losses incurred in its loan portfolio. The allowance is determined based on the application of loss estimates to graded loans by categories. Management determines the level of the allowance for loan losses based on its evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited directly to the provision


--------------------------------------------------------------------------------
for loan losses. At December 31, 2006, the Company's allowance for loan losses totaled $5.7 million as compared to $5.9 million and $4.5 million at December 31, 2005 and 2004, respectively. The Company's allowance for loan losses to loan ratio was 0.92% as of December 31, 2006 compared to 1.14% at December 31, 2005. The decrease in the allowance to the loan loss was due to several factors including a lower provision for loan losses in 2006 as compared to 2005 and increased net charge-offs for which the Company had previously provided for in years preceding 2006. The Company's net charge-offs in 2006 were from credits that management had identified and classified in accordance with the Company's policy for estimating its allowance for loan losses. Accordingly, the Company recorded a provision for loan losses at the point at which the credits were identified as classified credits and appropriately adjusted the recorded amount for changes in circumstances and estimates in collectibility and the underlying value of the collateral. Most of the credits charged-off in 2006 had been identified and classified prior to 2006, therefore the provision for loan losses was not commensurate with the increase in net charge-offs. Also factoring into the decrease in the allowance for loan losses was a change in the Company's loan portfolio mix during 2006 as compared to 2005 and management's efforts to remediate problem credits. Due to the acquisition of SCSB, the Company's residential real estate loans, which tend to be less risky then other types of credits, increased from 22% of the portfolio as of December 31, 2005 to 30% of the portfolio as of December 31, 2006. Correspondingly, commercial and commercial real estate loans, which tend to be more risky then other types of credits, decreased from 54% of the portfolio as of December 31, 2005 to 44% of the portfolio as of December 31, 2006. In addition, management began a more aggressive initiative to remediate problem credits during 2006 resulting in a decrease in problem credits from $19.0 million at December 31, 2005 to $16.8 million at December 31, 2006 which included $4.8 million of classified credits from the acquisition of SCSB. Excluding SCSB, classified credits decreased by $7.0 million from 2005. The net effect of the loan portfolio shift and remediation of certain problem credits was to decrease the Company's loan risk profile and therefore decrease management's estimate of the allowance for loan losses necessary for losses that are probable within its portfolio.

Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered adequate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectibility of the Company's loan portfolio. The provision for loan losses was $262,000 for the year ended December 31, 2006 as compared to $1,750,000 for 2005 and $1,105,000 for 2004. Management attributes the decrease in the provision for loan losses for 2006 to a decrease in the balance of classified loans in 2006 as compared to 2005. The Company experienced a decline in the balance of classified of loans of $2.2 million to $16.8 million at December 31, 2006 compared to $19.0 million as of December 31, 2005. Excluding the classified loans of SCSB, the Company's classified loans decreased by $7.0 million from 2005. Also contributing to the decrease in the provision for loan losses during 2006 was a decrease in the estimated collateral exposure from classified loans (calculated as the excess of the loan balance over the estimated value of the collateral securing the loan), which is a significant factor in management's and calculation of the allowance for loan losses and the corresponding provision required to achieve the necessary allowance. The balance of impaired loans increased $1.9 million from 2005 to $4.4 million in 2006 primarily due to one large construction credit. In 2006, the Company recorded a significant partial charge-off of $600,000 on this credit which reduced the Company's exposure. The Company has previously expensed and provided an amount for potential losses related to this credit, and, as such, did not increase the provision for loan losses related to this credit in 2006. The aggregate remaining balance of loans outstanding with this customer as of December 31, 2006 approximated $3.4 million. Management has allocated amounts for probable incurred losses associated with this credit and believes the outstanding balance, net of estimated potential loss, is a materially accurate assessment of the potential net collectibilty of this credit given the current circumstances and management's best estimate of the potential outcome as of December 31, 2006. Management is monitoring the ongoing collection procedures of this credit and will provide additional amounts should circumstances warrant. Net charge-offs were $1.3 million during 2006 as compared to $353,000 and $616,000 for 2005 and 2004, respectively. As previously noted, charge-offs in 2006 were significantly impacted by a partial $600,000 charge-off of a construction credit. Charge-offs were not materially affected by the acquisition of SCSB during 2006.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events. Because of uncertainties intrinsic in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may differ from actual results.


--------------------------------------------------------------------------------

Table 8 provides the Company's loan charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience

                                                                                      Year Ended in December 31,
                                                                                      --------------------------

(Dollars in thousands)                                               2006          2005          2004          2003          2002
                                                                     ----          ----          ----          ----          ----
Allowance for loan losses at beginning of year ...............     $ 5,920       $ 4,523       $ 4,034       $ 3,814       $ 3,030

Acquired allowance of SCSB, July 1, 2006 .....................         754            --            --            --            --
Charge-offs:
   Residential real estate ...................................         (35)          (83)          (22)          (24)          (24)
   Commercial real estate ....................................        (193)           --          (339)         (815)         (297)
   Construction ..............................................        (600)           --            --            --            --
   Commercial business .......................................        (138)         (194)         (245)         (158)         (189)
   Home equity ...............................................         (26)         (198)          (22)          (23)           --
   Consumer ..................................................        (362)          (64)          (52)          (55)          (48)
                                                                   -------       -------       -------       -------       -------
     Total ...................................................      (1,354)         (539)         (680)       (1,075)         (558)
                                                                   -------       -------       -------       -------       -------
Recoveries:
   Residential real estate ...................................          --            --             1            --            --
   Commercial real estate ....................................           9             7            24            13           192
   Construction ..............................................          --            --            --            --            --
   Commercial business .......................................          26            34            18             2            --
   Home equity ...............................................          --             3            --            --            --
   Consumer ..................................................          37           142            21             6             6
                                                                   -------       -------       -------       -------       -------
     Total ...................................................          72           186            64            21           198
                                                                   -------       -------       -------       -------       -------
Net loan charge-offs .........................................      (1,282)         (353)         (616)       (1,054)         (360)
Provision for loan losses ....................................         262         1,750         1,105         1,274         1,144
                                                                   -------       -------       -------       -------       -------
Allowance for loan losses at end of year .....................     $ 5,654       $ 5,920       $ 4,523       $ 4,034       $ 3,814
                                                                   =======       =======       =======       =======       =======

Ratios:
   Allowance for loan losses to total loans ..................        0.92%         1.14%         0.99%         1.02%         1.17%
   Net loan charge-offs to average loans .....................        0.22          0.07          0.15          0.29          0.12
   Allowance for loan losses to non-performing loans .........         102           108           285           223           120

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

Table 9 - Management's Allocation of the Allowance for Loan Losses

                                                             As of December 31,

                                      2006                        2005                           2004
                                      ----                        ----                           ----

                                        Percent of Loans            Percent of Loans               Percent of Loans
(Dollars in thousands)       Allowance   to Total Loans   Allowance  to Total Loans     Allowance   to Total Loans
                             ---------   --------------   ---------  --------------     ---------   --------------
Residential Real Estate        $  479         30.0%         $  336         21.6%          $  325         22.1%
Commercial Real Estate          2,992         26.8%          3,544         36.0%           2,162         40.9%
Construction                       48         12.4%             23         11.8%              17          8.5%
Commercial Business             1,501         17.3%          1,407         17.9%           1,533         16.1%
Home Equity                       435         10.2%            495         11.2%             389         10.9%
Consumer                          199          3.3%            115          1.5%              97          1.5%
                               ------                       ------                        ------

Total                          $5,654        100.0%         $5,920        100.0%          $4,523        100.0%
                               ======                       ======                        ======

                                                  As of December 31,

                                        2003                          2002
                                        ----                          ----

                                           Percent of Loans             Percent of Loans
(Dollars in thousands)         Allowance    to Total Loans   Allowance   to Total Loans
                               ---------    --------------   ---------   --------------
Residential Real Estate          $  342           24.3%        $  319         25.2%
Commercial Real Estate            1,769           40.9%         1,321         36.6%
Construction                          5            4.0%            80          4.3%
Commercial Business               1,436           18.5%         1,764         21.6%
Home Equity                         371           10.8%           224          9.1%
Consumer                            111            1.5%           106          3.2%
                                 ------                        ------

Total                            $4,034          100.0%        $3,814        100.0%
                                 ======                        ======


Asset Quality

Loans (including impaired loans under Statements of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due 90 days or more as to principal or interest. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those loans that management has determined it is probable, based on current information and events, the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans individually classified as impaired decreased from $2.5 million at December 31, 2005 to $1.8 million at December 31, 2006. As previously noted, the decrease in the balance of impaired credits was due primarily to a charge-off of $600,000 associated with a large impaired construction credit during 2006. Non-performing assets also include foreclosed real estate that has been acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs, and is actively marketed for sale.

--------------------------------------------------------------------------------

Total non-performing loans increased from $5.5 million at December 31, 2005 to $5.6 million at December 31, 2006. The balance of non-performing loans was substantially affected by the acquisition of SCSB which had non-performing loans as of December 31, 2006 of $703,000. Excluding the SCSB, non-performing loans decreased by $640,000 from 2005. These non-performing loans are primarily secured by real estate and, historically, the Company's interest in the real estate securing these loans has generally been adequate to limit the Company's exposure to significant loss. Management's estimate of future credit losses is inherently uncertain and may differ from actual results.

Table 10 provides the Company's non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

                                                                                           As of December 31,
                                                                                           ------------------

(Dollars in thousands)                                                 2006          2005          2004          2003          2002
                                                                       ----          ----          ----          ----          ----
Loans on non-accrual status (1) ..............................       $5,566        $5,498        $1,588        $1,788        $3,171
Loans past due 90 days or more and still accruing ............           --             5            --            25            --
                                                                     ------        ------        ------        ------        ------
Total non-performing loans ...................................        5,566         5,503         1,588         1,813         3,171
Other real estate owned ......................................          457           106           106           610           630
                                                                     ------        ------        ------        ------        ------
Total non-performing assets ..................................       $6,023        $5,609        $1,694        $2,423        $3,801
                                                                     ======        ======        ======        ======        ======

Percentage of non-performing loans to total loans ............         0.91%         1.06%         0.35%         0.46%         0.97%
Percentage of non-performing assets to total loans ...........         0.98          1.08          0.37          0.61          1.17

----------
(1)   Impaired loans on non-accrual  status are included in loans. See Note 4 to
      the  Consolidated   Financial  Statements  for  additional  discussion  on
      impaired loans.

Investment Securities

Table 11 sets forth the breakdown of the Company's securities portfolio for the past five years.

Table 11 - Securities Portfolio

                                                                                            December 31,
                                                                                            ------------

(Dollars in thousands)                                            2006           2005            2004           2003           2002
                                                                  ----           ----            ----           ----           ----
Securities Available for Sale:
 U.S. Government and federal agency ....................        $ 29,972        $10,921        $ 4,739        $    --        $ 8,756
 State and municipal ...................................          11,645          6,449          6,613         15,246         13,040
 Mortgage-backed .......................................          67,304         66,752         63,943         52,657         61,295
 Corporate bonds .......................................          12,150         14,471         14,611         14,990          9,283
 Mutual Funds ..........................................             240            242            246            250             --
                                                                --------        -------        -------        -------        -------

         Total securities available for sale ...........        $121,311        $98,835        $90,152        $83,143        $92,374
                                                                ========        =======        =======        =======        =======


--------------------------------------------------------------------------------

Table 12 sets forth the breakdown of the Company's investment securities available for sale by type and maturity as of December 31, 2006.

Table 12 - Investment Securities Available for Sale

                                                                               As of December 31, 2006
                                                                               -----------------------
                                                                                                     Weighted
                                                                      Amortized                       Average
(Dollars in thousands)                                                   Cost         Fair Value       Yield
                                                                         ----         ----------       -----
U.S. Government and federal agency
   Within one year ...........................................         $ 14,727         $ 14,650         4.30%
   Over one through five years ...............................           13,356           13,279         4.63
   Over five through ten years ...............................            2,000            2,043         5.90
                                                                       --------         --------
Total U.S. Government and federal agency .....................           30,083           29,972         4.55

State and municipal
   Within one year ...........................................            1,231            1,235         7.53%
   Over one through five years ...............................            3,359            3,412         6.31
   Over five through ten years ...............................            1,507            1,535         7.07
   Over ten years ............................................            5,328            5,463         6.21
                                                                       --------         --------
Total state and municipal ....................................           11,425           11,645         6.48

Corporate Bonds
   Within one year ...........................................            2,535            2,507         2.79%
   Over one through five years ...............................            1,011              983         2.91
   Over ten years ............................................            8,605            8,660         6.89
                                                                       --------         --------
Total corporate bonds ........................................           12,151           12,150         5.72

Total mutual funds ...........................................              250              240         4.36%

Mortgage-backed securities
   Within one year ...........................................               22               22         7.50%
   Over one through five years ...............................              191              192         5.85
   Over five through ten years ...............................           16,628           16,161         3.90
   Over ten years ............................................           51,810           50,929         4.67
                                                                       --------         --------
Total mortgage-backed securities .............................           68,651           67,304         4.49
                                                                       --------         --------

Total available for sale securities ..........................         $122,560         $121,311         4.81%
                                                                       ========         ========

Securities available for sale increased from $98.8 million at December 31, 2005 to $121.3 million at December 31, 2006. The increase in available for sale securities was due primarily to the acquisition of SCSB which accounted for $18.4 million in securities available for sale at December 31, 2006. The current strategy for the securities portfolio is to maintain a short to intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates. The investment portfolio primarily consists of mortgage-backed securities, securities issued by the United States government and its agencies, securities issued by states and municipalities, and corporate bonds. Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal
Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association. The acquisition of SCSB did not materially impact the Company's investment strategy or change the Company's investment risk profile as a majority of the acquired securities were U.S. government or federal agency securities.

Deposits

The Company attracts deposits from the market areas it serves by offering a wide range of deposit accounts with a variety of rate structures and terms. The Company uses interest rate risk simulations to assist management in monitoring the Company's deposit pricing, and periodically may offer special rates on certificates of deposits and money market accounts to maintain sufficient liquidity levels. The Company relies primarily on its retail and commercial sales staff and current customer relationships to attract and retain deposits. Market interest rates and competitive pressures can significantly affect the Company's ability to attract and retain deposits. The Company's strategic plan includes continuing to grow non-interest bearing accounts which contribute to higher levels of non-interest income and net interest margin.

Total deposits increased 18.3% to $549.9 million at December 31, 2006 compared to $464.8 million at December 31, 2005, primarily as a result of the acquisition of SCSB, which accounted for $101.4 (excluding inter-company accounts) of the increase. Excluding the SCSB acquisition, deposits decreased by $16.3 million from 2005. The decrease, excluding SCSB, was due to a decline in money market deposits from $146.7 million in 2005 to $112.3 (excluding SCSB) in 2006. Management attributes the decline to a focused effort to increase the Company's net interest margin by reducing the offered rate on its money market accounts. The decrease in money market accounts was partially offset with increases in other deposit categories attributed primarily to acquisition of SCSB and secondarily to the Company's continued, concerted effort to increase deposits through a focused commitment on improving customer service throughout its retail delivery systems.


--------------------------------------------------------------------------------

The Company anticipates that it will continue to attract a significant amount of both non-interest and interest-bearing deposits as it expands its banking operations and continues to promote it s retail product offerings.

Table 13 provides a profile of the Company's deposits during the past five years.

Table 13 - Deposits

                                                                                              December 31,
                                                                                              ------------

(Dollars in thousands)                                                2006          2005          2004          2003          2002
                                                                      ----          ----          ----          ----          ----
Demand (NOW) .................................................      $ 63,542      $ 36,496      $ 38,243      $ 35,973      $ 38,008
Money market accounts ........................................       115,248       146,659       114,332        82,546        74,448
Savings ......................................................        30,264        22,507        26,159        28,456        30,656
Individual retirement accounts-savings .......................            --            --            --            --           338
Individual retirement accounts-certificates of deposit .......        27,054        19,674        18,771        17,841        16,173
Certificates of deposit, $100,000 and over ...................        95,069        88,592        65,705        41,028        28,048
Other certificates of deposit ................................       143,891       103,335       104,259       101,085        76,369
                                                                    --------      --------      --------      --------      --------

Total interest bearing deposits ..............................       475,068       417,263       367,469       306,929       264,040
Total non-interest bearing deposits ..........................        74,850        47,573        43,837        34,386        25,790
                                                                    --------      --------      --------      --------      --------

Total ........................................................      $549,918      $464,836      $411,306      $341,315      $289,830
                                                                    ========      ========      ========      ========      ========

Short-Term Borrowings

The Company's short-term borrowings consist of repurchase agreements, lines of credit with other financial institutions and federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions. While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase. Short-term borrowings increased $36.6 million from $47.7 million at December 31, 2005 to $84.3 million at December 31, 2006 mostly due to an increase in federal funds purchased of $32.7 million and in increase line of credit borrowings of $3.5 while the balance of repurchase agreements increased by $466,000. The liquidity provided by the increase in short-term borrowings were used to offset maturities of FHLB advances during 2006.

Federal Home Loan Bank Advances

FHLB advances decreased from $98.0 million at December 31, 2005 to $92.8 million at December 31, 2006 primarily due to scheduled maturities of short-term variable rate advances that were partially replaced with additional FHLB borrowings; additional liquidity to offset the remaining maturities and cash flow needs of the Company were obtained through short-term borrowings. The decrease in FHLB advances was offset by the acquisition of SCSB and its outstanding FHLB advances of $10.3 million as of December 31, 2006. These advances principally consist of putable (or convertible) instruments that give the FHLB the option quarterly to put the advance back to the Company, at which time the Company can prepay the advance without penalty or can allow the advance to become variable adjusting to three-month LIBOR (London Interbank Offer Rate). However, there is a substantial penalty if the Company prepays the advances prior to the FHLB exercising its option. In calculations provided by the FHLB to the Company, three month LIBOR would have to rise by more than 200 basis points from December 31, 2006 levels before the FHLB would exercise its put option. These advances have various maturities through 2010 (see Note 9 to the Consolidated Financial Statements for additional information). The Company does not anticipate that it will enter into putable advances for the foreseeable future, but instead may use fixed or variable rate advances to fund balance sheet growth as needed.

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Bank's primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquidity management is both a daily and long term function of business management. If the Bank requires funds beyond those generated internally, as of December 31, 2006 the Bank had $53.2 million in additional capacity under its borrowing agreements with the FHLB and approximately $18.9 million in federal funds purchased and lines of credit availability with other financial institutions. The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.


--------------------------------------------------------------------------------

Capital

Total capital of the Company increased to $65.5 million at December 31, 2006 from $42.8 million as of December 31, 2005, an increase of $22.8 million or 53.2%. The increase was significantly affected by the acquisition of SCSB for which the Company issued 862,875 common shares which accounted for $19.8 million of the increase. Other factors affecting stockholders' equity during the year were net income of $4.1 million, an increase in accumulated other comprehensive income of $1.1 million related to increases in the fair value of the Company's available for sale securities and interest rate swaps, net of reclassifications and a net actuarial gain on the Company's pension plan, and $356,000 related to stock based compensation activity offset by dividends on common shares of $1.9 million and repurchase of common shares of $685,000.

The Company has actively been repurchasing shares of its common stock since May 21, 1999. A net total of 424,423 shares at an aggregate cost of $6.7 million have been repurchased since that time under both the current and prior repurchase plans, with 30,000 shares at a cost of $685,000 purchased in 2006. The Company's Board of Directors authorized a share repurchase plan in May 2001 under which a maximum of $3.0 million of the Company's common stock could be purchased. Through December 31, 2006, a total of $2.8 million had been expended to purchase 181,398 shares under this plan. Subsequently, the Company's Board of Directors authorized a share repurchase plan in October 2004 under which a maximum of $5.0 million of the Company's common stock may be purchased. Through December 31, 2006, a total of $1.2 million had been expended to purchase 54,700 shares under this repurchase plan.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions. The Company and the Banks continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital ratios (see Note 14 to the Consolidated Financial Statements).

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2006:

 (Dollars in thousands)

Commitments to make loans                  $    14,172
Unused lines of credit                         134,986
Standby letters of credit                        6,390
                                           -----------
Total                                      $   155,548
                                           ===========

The Company also utilizes interest rate swap arrangements with notional amounts totaling $50 million to exchange variable payments of interest tied to the prime interest rate for receipt of fixed rate payments. The variable rate of the swaps resets daily, with net interest being settled monthly. The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the swaps. The swaps have been designated by management as cash flow hedges of its prime rate-based commercial loans to in effect convert the loans from variable interest to fixed interest rates (See Note 15 to the Consolidated Financial Statements).

Aggregate Contractual Obligations

As of December 31, 2006

(Dollars in thousands)                                 Less than                           More than
                                             Total       1 year    1-3 years   3-5 years    5 years
                                             -----       ------    ---------   ---------    -------
Deposits .............................      549,918      508,250      33,708       7,886         74
FHLB Borrowings ......................       92,756       16,477      26,382      49,897         --
Lease commitments ....................        4,106          458         782         751      2,115
                                           --------     --------     -------     -------     ------

Total ................................     $646,780     $525,185     $60,872     $58,534     $2,189
                                           ========     ========     =======     =======     ======


--------------------------------------------------------------------------------

Deposits represent non-interest bearing, interest bearing, money market, savings, certificates of deposit and all other deposits held by the Company. Deposits that have no stated maturity period are included in the less than one-year category above.

FHLB advances represent the amounts that are due the FHLB and consist of $67.0 million in convertible fixed rate advances, $13.8 million in fixed rate advances, and $12.0 million in variable rate advances. With respect to the convertible fixed rate advances, the FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty. There is a substantial penalty if the Company prepays the advances before FHLB exercises its right. Management does not expect these advances to be converted in the near term.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model ("Up 200 Scenario"), it is estimated that as of December 31, 2006 the Company's net interest income would decrease by an estimated 5.6%, or $1.1 million, over the one year forecast horizon. However, considering reasonable growth assumptions, the Company expects that net interest income will grow over the forecast horizon. As of December 31, 2005, in the Up 200 Scenario the Company estimated that net interest income would decrease 3.1%, or $541,000, over a one year forecast horizon ending December 31, 2006. Given a gradual 200 basis point decrease in the projected yield curve used in the simulation model ("Down 200 Scenario"), it is estimated that as of December 31, 2006 the Company's net interest income would decrease by an estimated 1.6%, or $324,000, over the one year forecast horizon. As of December 31, 2005, given a gradual 200 basis point decrease in the projected yield curve used in the simulation model ("Down 200 Scenario"), the Company estimated that net interest income would decrease 0.8%, or $144,000, over a one year forecast horizon ending December 31, 2006.


--------------------------------------------------------------------------------

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

The following tables, which are representative only and are not precise measurements of the effect of changing interest rates on the Company's net interest income in the future, illustrate the Company's estimated one year net interest income sensitivity profile based on the above referenced asset/liability model as of December 31, 2006 and 2005, respectively:

Interest Rate Sensitivity For 2006

                                                              Gradual                           Gradual
                                                              Decrease                         Increase
                                                            In Interest                       In Interest
                                                            Rates of 200                     Rates of 200
(Dollars in thousands)                                      Basis Points          BASE       Basis Points
                                                            ------------          ----       ------------
Projected interest income:
    Loans .............................................     $    41,508       $    44,098     $    46,630
    Investments .......................................           5,573             5,690           5,814
    FHLB and FRB stock ................................             364               364             364
    Interest-bearing deposits in other ................
    financial institutions ............................             340               435             522
                                                            -----------       -----------     -----------
Total interest income .................................          47,785            50,587          53,330

Projected interest expense:
    Deposits ..........................................          17,575            18,778          20,975
    Federal funds purchased, line of credit and
     repurchase agreements ............................           4,048             5,006           5,957
    FHLB advances .....................................           5,211             5,385           5,960
    Subordinated debentures ...........................           1,133             1,276           1,416
                                                            -----------       -----------     -----------
Total interest expense ................................          27,967            30,445          34,308
                                                            -----------       -----------     -----------

Net interest income ...................................     $    19,818       $    20,142     $    19,022
                                                            ===========       ===========     ===========

Change from base ......................................     $      (324)                      $    (1,120)
% Change from base ....................................           (1.61)%                           (5.56)%

Interest Rate Sensitivity For 2005

                                                              Gradual                           Gradual
                                                              Decrease                         Increase
                                                            In Interest                       In Interest
                                                            Rates of 100                     Rates of 200
(Dollars in thousands)                                      Basis Points          BASE       Basis Points
                                                            ------------          ----       ------------
Projected interest income:
    Loans .............................................     $    32,041       $    33,870     $    35,655
    Investments .......................................           4,388             4,564           4,705
    FHLB stock ........................................             360               360             360
    Interest-bearing deposits in other ................
    financial institutions ............................              41                61              69
                                                            -----------       -----------     -----------
Total interest income .................................          36,830            38,855          40,789

Projected interest expense:
    Deposits ..........................................          12,347            13,510          15,243
    Federal funds purchased and repurchase
     agreements .......................................           1,100             1,592           2,080
    FHLB advances .....................................           5,386             5,554           5,747

Subordinated debentures ...............................             450               508             569
                                                            -----------       -----------     -----------
Total interest expense ................................          19,283            21,164          23,639
                                                            -----------       -----------     -----------

Net interest income ...................................     $    17,547       $    17,691     $    17,150
                                                            ===========       ===========     ===========

Change from base ......................................     $      (144)                      $      (541)
% Change from base ....................................           (0.81)%                           (3.06)%


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                               New Albany, Indiana

                              FINANCIAL STATEMENTS
                        December 31, 2006, 2005, and 2004

                                    CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...................   35

FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS.............................................   36

  CONSOLIDATED STATEMENTS OF INCOME.......................................   37

  CONSOLIDATED STATEMENTS OF CHANGES IN
    SHAREHOLDERS' EQUITY..................................................   38

  CONSOLIDATED STATEMENTS OF CASH FLOWS...................................   41

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................   43


--------------------------------------------------------------------------------

[LOGO] CROWE(R)

       Crowe Chizek and Company LLC
       Member Horwath International

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Community Bank Shares of Indiana, Inc.
New Albany, Indiana

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank Shares of Indiana, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.


                                           /s/ Crowe Chizek and Company LLC

Louisville, Kentucky
March 27, 2007


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   December 31
                      (In thousands, except share amounts)

--------------------------------------------------------------------------------

                                                                     2006             2005
                                                                     ----             ----
ASSETS
Cash and due from financial institutions                         $    20,224      $    11,225
Interest-bearing deposits in other financial institutions              1,210            1,358
Securities available for sale                                        121,311           98,835
Loans held for sale                                                      908            1,694
Loans, net of allowance for loan losses of $5,654 and $5,920         607,932          512,448
Federal Home Loan Bank and Federal Reserve stock                       7,418            8,572
Accrued interest receivable                                            3,968            2,500
Premises and equipment, net                                           15,025           10,933
Cash surrender value of life insurance                                16,233           13,610
Goodwill                                                              15,983               --
Core deposit intangibles                                               2,893               --
Other assets                                                           3,528            3,833
                                                                 -----------      -----------

                                                                 $   816,633      $   665,008
                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non interest-bearing                                             $    74,850      $    47,573
  Interest-bearing                                                   475,068          417,263
                                                                 -----------      -----------
      Total deposits                                                 549,918          464,836
Short-term borrowings                                                 84,335           47,735
Federal Home Loan Bank advances                                       92,756           98,000
Subordinated debentures                                               17,000            7,000
Accrued interest payable                                               2,178            1,066
Other liabilities                                                      4,905            3,596
                                                                 -----------      -----------
  Total liabilities                                                  751,092          622,233

Commitments and contingent liabilities (Note 16)                          --               --

Shareholders' equity
  Preferred stock, without par value;
    5,000,000 shares authorized; none issued                              --               --
  Common stock, $.10 par value per share
    10,000,000 shares authorized; 2006 -
    3,863,942 shares issued and 3,439,519
    shares outstanding; 2005 - 3,001,067 issued and
    2,605,544 shares outstanding                                         386              300
  Additional paid-in capital                                          45,032           24,971
  Retained earnings                                                   28,519           26,329
  Accumulated other comprehensive loss                                (1,741)          (2,838)
  Treasury stock, at cost (2006 - 424,423 shares,
    2005 - 395,523 shares)                                            (6,655)          (5,987)
                                                                 -----------      -----------
      Total shareholders' equity                                      65,541           42,775
                                                                 -----------      -----------

                                                                 $   816,633      $   665,008
                                                                 ===========      ===========

--------------------------------------------------------------------------------

                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             Years ended December 31
                    (In thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                                   2006          2005          2004
                                                                   ----          ----          ----
Interest and dividend income
  Loans, including fees                                         $  40,299     $  30,993     $  24,073
  Taxable securities                                                4,738         3,352         2,929
  Tax-exempt securities                                               467           291           376
  Federal Home Loan Bank dividends                                    397           364           366
  Interest-bearing deposits in other financial institutions           132            58            42
                                                                ---------     ---------     ---------
                                                                   46,033        35,058        27,786
Interest expense
  Deposits                                                         16,933        10,782         7,240
  Other short-term borrowings                                       3,054         1,395           409
  Federal Home Loan Bank advances                                   5,066         4,746         4,979
  Subordinated debentures                                             942           421           168
                                                                ---------     ---------     ---------
                                                                   25,995        17,344        12,796
                                                                ---------     ---------     ---------

Net interest income                                                20,038        17,714        14,990

Provision for loan losses                                             262         1,750         1,105
                                                                ---------     ---------     ---------

Net interest income after provision for loan losses                19,776        15,964        13,885

Non-interest income
  Service charges on deposit accounts                               3,487         2,593         2,021
  Commission income                                                   107            74            64
  Net gain on sales of available for sale securities                   --            23           138
  Net gain on sales of mortgage loans                                 262           426           322
  Loan servicing income, net of amortization                           60            36            49
  Increase in cash surrender value of life insurance                  573           527           493
  Gain on recognition of life insurance benefit                        --           656            --
  Gain on disposition of equity stock                                  18           345            --
  Other income                                                        287           185           184
                                                                ---------     ---------     ---------
                                                                    4,794         4,865         3,271

Non-interest expense
  Salaries and employee benefits                                   10,345         8,843         7,679
  Occupancy                                                         1,479         1,193         1,130
  Equipment                                                         1,188         1,142         1,231
  Data processing                                                   2,162         1,883         1,333
  Marketing and advertising                                           527           503           387
  Legal and professional service fees                               1,097           836           573
  Other expense                                                     2,318         1,755         1,570
                                                                ---------     ---------     ---------
                                                                   19,116        16,155        13,903
                                                                ---------     ---------     ---------

Income before income taxes                                          5,454         4,674         3,253

Income tax expense                                                  1,343           925           665
                                                                ---------     ---------     ---------

Net income                                                      $   4,111     $   3,749     $   2,588
                                                                =========     =========     =========

Earnings per share:
  Basic                                                         $    1.36     $    1.43     $    0.98
  Diluted                                                       $    1.35     $    1.41     $    0.97


--------------------------------------------------------------------------------

                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years ended December 31
                     (In thousands except per share amounts)

--------------------------------------------------------------------------------


                                                         Common Stock            Additional
                                                     Shares                       Paid-In         Retained
                                                  Outstanding        Amount       Capital         Earnings
                                                  -----------        ------       -------         --------
Balance at January 1, 2004                         2,383,696      $      273     $   19,497      $   28,299

Comprehensive income:
 Net income                                               --              --             --           2,588
Change in net unrealized gains (losses),
   securities available for sale, net of
   reclassification and tax effects                       --              --             --              --
 Change in unrealized gains (losses),
   interest rate swap net of reclassification
     and tax effects                                      --              --             --              --
 Change in minimum pension liability,
   net of tax effects                                     --              --             --              --

    Total comprehensive income

Stock dividend on common stock (10%)                 238,661              27          5,339          (5,370)
Cash dividends declared ($.54 per share)                  --              --             --          (1,419)
Purchase of treasury stock                           (22,864)             --             --              --
Stock options exercised                               26,386              --            (31)             --
Commitment of shares to be released
   under ESOP                                          3,775              --             40              --
                                                  ----------      ----------     ----------      ----------
Balance at December 31, 2004                       2,629,654             300         24,845          24,098

Comprehensive income:
 Net income                                               --              --             --           3,749
Change in net unrealized gains (losses),
   securities available for sale, net of
   reclassification and tax effects                       --              --             --              --

                                                    Accumulated       Unearned
                                                       Other          ESOP and                          Total
                                                   Comprehensive    Performance        Treasury     Shareholders'
                                                        Loss        Share Awards        Stock          Equity
                                                        ----        ------------        -----          ------
Balance at January 1, 2004                           $     (400)     $      (39)     $   (5,341)     $   42,289

Comprehensive income:
 Net income                                                  --              --              --           2,588
Change in net unrealized gains (losses),
   securities available for sale, net of
   reclassification and tax effects                        (230)             --              --            (230)
 Change in unrealized gains (losses),
   interest rate swap net of reclassification
     and tax effects                                       (361)             --              --            (361)
 Change in minimum pension liability,
   net of tax effects                                       (33)             --              --             (33)
                                                                                                     ----------
    Total comprehensive income                                                                            1,964

Stock dividend on common stock (10%)                         --              --              --              (4)
Cash dividends declared ($.54 per share)                     --              --              --          (1,419)
Purchase of treasury stock                                   --              --            (533)           (533)
Stock options exercised                                      --              --             438             407
Commitment of shares to be released
   under ESOP                                                --              37              --              77
                                                     ----------      ----------      ----------      ----------
Balance at December 31, 2004                             (1,024)             (2)         (5,436)         42,781

Comprehensive income:
 Net income                                                  --              --              --           3,749
Change in net unrealized gains (losses),
   securities available for sale, net of
   reclassification and tax effects                      (1,259)             --              --          (1,259)

--------------------------------------------------------------------------------

                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years ended December 31
                     (In thousands except per share amounts)


                                                         Common Stock             Additional
                                                    Shares                         Paid-In        Retained
                                                 Outstanding        Amount         Capital        Earnings
                                                 -----------        ------         -------        --------
Change in unrealized gains (losses),
   interest rate swap net of reclassification
   and tax effects                                        --      $       --     $       --      $       --
Change in minimum pension liability,
   net of tax effects                                     --              --             --              --

      Total comprehensive income

Cash dividends declared ($.58 per share)                  --              --             --          (1,518)
Purchase of treasury stock                           (24,700)             --             --              --
Stock award expense                                       --              --            125              --
Stock options exercised                                  375              --             (1)             --
Commitment of shares to be released
   under ESOP                                            215              --              2              --
                                                  ----------      ----------     ----------      ----------

Balance at December 31, 2006                       2,605,544             300         24,971          26,329

Comprehensive income:
Net income                                                --              --             --           4,111
Change in net unrealized gains,
   securities available for sale, net of
   reclassification and tax effects                       --              --             --              --
Change in unrealized gains (losses),
   interest rate swap net of reclassification
    and tax effects                                       --              --             --              --
Net actuarial gain on defined benefit plan,
   net of tax effects                                     --              --             --              --

      Total comprehensive income

                                                    Accumulated     Unearned
                                                       Other        ESOP and                          Total
                                                   Comprehensive   Performance       Treasury      Shareholders'
                                                        Loss       Share Awards        Stock          Equity
                                                        ----       ------------        -----          ------
Change in unrealized gains (losses),
   interest rate swap net of reclassification
   and tax effects                                   $     (534)     $       --     $       --      $     (534)
Change in minimum pension liability,
   net of tax effects                                       (21)             --             --             (21)
                                                                                                    ----------
      Total comprehensive income                                                                         1,935

Cash dividends declared ($.58 per share)                     --              --             --          (1,518)
Purchase of treasury stock                                   --              --           (557)           (557)
Stock award expense                                          --              --             --             125
Stock options exercised                                      --              --              6               5
Commitment of shares to be released
   under ESOP                                                --               2             --               4
                                                     ----------      ----------     ----------      ----------

Balance at December 31, 2006                             (2,838)             --         (5,987)         42,775

Comprehensive income:
Net income                                                   --              --             --           4,111
Change in net unrealized gains,
   securities available for sale, net of
   reclassification and tax effects                         631              --             --             631
Change in unrealized gains (losses),
   interest rate swap net of reclassification
    and tax effects                                         390              --             --             390
Net actuarial gain on defined benefit plan,
   net of tax effects                                        76              --             --              76
                                                                                                    ----------
      Total comprehensive income                                                                         5,208

--------------------------------------------------------------------------------

                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years ended December 31
                     (In thousands except per share amounts)

--------------------------------------------------------------------------------


                                                    Common Stock            Additional
                                               Shares                         Paid-In        Retained
                                            Outstanding         Amount        Capital        Earnings
                                            -----------         ------        -------        --------
Cash dividends declared ($.64 per share)             --      $       --     $       --      $   (1,921)
Purchase of treasury stock                      (30,000)             --             --              --
Acquisition of The Bancshares, Inc.             862,875              86         19,722              --
Stock award expense                                  --              --            261              --
Stock options exercised                           1,100              --             (2)             --
Tax benefit from stock options exercised             --              --             80              --
                                             ----------      ----------     ----------      ----------
Balance at December 31, 2006                  3,439,519      $      386     $   45,032      $   28,519
                                             ==========      ==========     ==========      ==========

                                               Accumulated       Unearned
                                                  Other          ESOP and                         Total
                                              Comprehensive    Performance       Treasury     Shareholders'
                                                   Loss        Share Awards        Stock         Equity
                                                   ----        ------------        -----         ------
Cash dividends declared ($.64 per share)        $       --      $       --     $       --      $   (1,921)
Purchase of treasury stock                              --              --           (685)           (685)
Acquisition of The Bancshares, Inc.                     --              --             --          19,808
Stock award expense                                     --              --             --             261
Stock options exercised                                 --              --             17              15
Tax benefit from stock options exercised                --              --             --              80
                                                ----------      ----------     ----------      ----------
Balance at December 31, 2006                    $   (1,741)     $       --     $   (6,655)     $   65,541
                                                ==========      ==========     ==========      ==========


--------------------------------------------------------------------------------

                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended December 31
                                 (In thousands)

--------------------------------------------------------------------------------

                                                              2006           2005           2004
                                                              ----           ----           ----
Cash flows from operating activities
  Net income                                               $   4,111      $   3,749      $   2,588
  Adjustments to reconcile net income to
    net cash from operating activities
      Provision for loan losses                                  262          1,750          1,105
  Depreciation and amortization                                1,287          1,231          1,256
  Net amortization of securities                                   9            259            387
  Net gain on sales of available for sale securities              --            (23)          (138)
  Mortgage loans originated for sale                         (17,418)       (27,622)       (20,227)
  Proceeds from mortgage loan sales                           18,466         27,702         27,887
  Net gain on sales of mortgage loans                           (262)          (426)          (322)
  Increase in cash surrender value of life insurance            (573)          (527)          (493)
  Gain on life insurance benefit                                  --           (656)            --
  Federal Home Loan Bank stock dividends                         (37)          (207)          (366)
  Share-based compensation expense                               332            155             --
  ESOP compensation expense                                       --              4             77
  Net gain on sale of other real estate                          (20)            --             --
  Gain on disposition of equity stock                            (18)          (345)            --
  Net change in
      Accrued interest receivable                               (503)          (641)           (10)
      Accrued interest payable                                   862            337            378
      Other assets                                               484         (1,644)          (280)
      Other liabilities                                         (351)         1,901           1081
                                                           ---------      ---------      ---------
         Net cash from operating activities                    6,631          4,997         12,923

Cash flows from investing activities
  Acquisition of The Bancshares, Inc., net                      (795)            --             --
  Net change in interest-bearing deposits                        164            501            358
  Available for sale securities:
      Sales                                                    2,990          5,127          8,596
      Purchases                                              (18,980)       (26,608)       (28,455)
      Maturities, prepayments and calls                       18,969         10,655         12,253
  Loan originations and payments, net                         (7,914)       (63,993)       (69,443)
  Purchase of premises and equipment, net                     (2,248)          (616)        (1,473)
  Proceeds from the sale of other real estate                    416             --             --
  Redemption of FHLB stock                                     2,011             --             --
  Proceeds from life insurance benefit                            --            977             --
  Investment in cash surrender value of life insurance        (2,050)        (1,854)            --
                                                           ---------      ---------      ---------
      Net cash from investing activities                      (7,437)       (75,811)       (78,164)


--------------------------------------------------------------------------------

                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended December 31
                                 (In thousands)

--------------------------------------------------------------------------------

                                                            2006             2005             2004
                                                            ----             ----             ----
Cash flows from financing activities
  Net change in deposits                                $   (18,784)     $    53,530      $    69,991
  Net change in short-term borrowings                        36,600            4,106           (1,696)
  Proceeds from Federal Home Loan Bank advances             128,300           86,500           10,000
  Repayment of Federal Home Loan Bank advances             (143,800)         (70,500)         (18,200)
  Proceeds from issuance of subordinated debentures          10,000               --            7,000
  Exercise of stock options                                      15                5              407
  Purchase of treasury stock                                   (685)            (557)            (533)
  Tax benefit of stock options exercised                         80               --               --
  Cash dividends paid                                        (1,921)          (1,518)          (1,419)
                                                        -----------      -----------      -----------
      Net cash from financing activities                      9,805           71,566           65,550
                                                        -----------      -----------      -----------

Net change in cash and due from banks                         8,999              752              309

Cash and due from banks at beginning
  of year                                                    11,225           10,473           10,164
                                                        -----------      -----------      -----------

Cash and due from banks at end of year                  $    20,224      $    11,225      $    10,473
                                                        ===========      ===========      ===========

Supplemental cash flow information:
  Interest paid                                         $    25,133      $    17,007      $    12,418
  Income taxes paid, net of refunds                           1,145            1,460              368

Supplemental noncash disclosures:
  Transfers from loans to loans held for sale                    --               --            7,513
  Transfers from loans to foreclosed real estate                506              471              175
  Sale and financing of foreclosed real estate                  249               --               --

See Note 2 regarding noncash transactions included in the Company's acquisition of The Bancshares, Inc.


--------------------------------------------------------------------------------

                             See accompanying notes.

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Community Bank Shares of Indiana, Inc. and its wholly owned subsidiaries, Your Community Bank (YCB) and The Scott County State Bank (SCSB), collectively referred to as "the Company". YCB utilizes three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages the Bank's investment securities. YCB established a new Community Development Entity (CDE) subsidiary in July 2002 named CBSI Development Fund, Inc. The CDE enables YCB to participate in the federal New Markets Tax Credit
(NMTC) Program. The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE's. During June 2004 and June 2006, the Company completed placements of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II (Trusts), trusts formed by the Company. Because the Trusts are not consolidated with the Company, pursuant to FASB Interpretation No. 46, the financial statements reflect the subordinated debt issued by the Company to the Trusts. Intercompany balances and transactions are eliminated in consolidation. On July 1, 2006, the Company completed its acquisition of The Bancshares, Inc. and its wholly-owned subsidiary SCSB; subsequently, the Company liquidated The Bancshares, Inc.

The Company provides financial services through its offices in Floyd, Clark and Scott counties in Indiana, and Jefferson and Nelson counties in Kentucky. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Use of Estimates: To prepare financial statements in conformity with the United States generally accepted accounting principles management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, valuation of goodwill and other intangible assets, and deferred tax assets are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash and non-interest bearing deposits with other financial institutions with maturities less than 90 days. Net cash flows are reported for interest-bearing deposits in other financial institutions, loans, deposits, and short-term borrowings.

Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year, are carried at cost.

Securities: Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Company enters into agreements to sell loans. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. The Company's commitments are for fixed rate mortgage loans, generally lasting 60 days and are at market rates when initiated. The Company had commitments to originate $1,134,000 and $4,307,000 in loans and an equal amount of corresponding sales contracts at December 31, 2006 and 2005. The impact of accounting for these instruments as derivatives was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

The Company sells loans on a servicing released basis. The Company sold loans previous to 2006 on a servicing retained basis. Servicing assets are recorded on loans sold with servicing retained and are capitalized in other assets and expensed into other income against service fee income in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Purchased Loans: The Company purchases groups of loans in purchase business combinations. Purchased loans acquired in a business combination that show evidence of credit deterioration since origination are recorded at the allocated fair value, such that there is no carryover of the seller's allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

Purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics (e.g., credit score, loan type, and date of origination). The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loans' or pool's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

During 2006, the Company acquired loans as part of its acquisition of SCSB with a book value as of the acquisition date of $89.2 million. The Company determined loans acquired as part of the acquisition showing evidence of credit deterioration were not material.

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


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard, doubtful, or loss. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Smaller balance homogeneous loans, such as consumer and residential real estate, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 7 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from 2 to 10 years.

Federal Home Loan Bank (FHLB) and Federal Reserve Stock: FHLB and Federal Reserve stock are required investments for institutions that are members of the Federal Reserve and FHLB systems. The required investment in the common stock is based on a predetermined formula. Federal Reserve and FHLB stock are carried at cost, classified as restricted securities, and are periodically evaluated for impairment. Because the stocks are viewed as long term investments, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Cash Surrender Value of Life Insurance: The Company has purchased life insurance policies on certain key executives. The life insurance is recorded at the amount that can be realized, which is referred to as the cash surrender value.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Other intangible assets consist of core deposit intangible assets arising from bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of 10 years.

Long-term Assets: Premises and equipment, core deposit intangibles and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Foreclosed assets amounted to $457,000 and $106,000 at year-end 2006 and 2005, respectively, and are included in other assets in the consolidated balance sheets.

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

Benefit Plans: Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized. The Company adopted FAS 158 in 2006, and accordingly, recognizes the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability in its balance sheet and will recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Profit sharing and 401k plan expense is the amount contributed determined by formula.

Stock Compensation: Prior to 2005, employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Effective January 1, 2005, the Company adopted the fair value recognition provision of FASB Statement No. 123(r), Accounting for Stock-Based Compensation, and recognizes stock option expense based on fair value at date of grant. The following table illustrates for 2004 the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FAS 123(r).


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                                           2004
                                                                           ----

                                                          (In thousands, except per share amounts)
Net income as reported                                                   $   2,588
Less: Stock-based compensation expense
  determined under fair value based method                                     (46)
                                                                         ---------
Pro forma net income                                                     $   2,542
                                                                         =========

Basic earnings per share as reported                                     $    0.98
Pro forma basic earnings per share                                            0.97

Diluted earnings per share as reported                                        0.97
Pro forma diluted earnings per share                                          0.96

The weighted-average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing pro forma disclosures are as follows.

                                                                           2004
                                                                           ----
  Risk-free interest rate                                                    3.97%
  Expected option life                                                  9.1 years
  Expected stock price volatility                                           15.92%
  Expected dividend yield                                                    2.61%
  Weighted-average fair value of options
    granted during the year                                                 $3.78

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

Employee Stock Ownership Plan: The cost of shares issued to the ESOP, but not yet committed to be released or allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. Participants may put their ESOP shares back to the Company upon termination. If the Company repurchases the ESOP shares, an amount equal to these shares times current market price is reclassified out of shareholders' equity.

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


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The Company's derivatives consist mainly of interest rate swap agreements, which are used as part of its asset liability management to help manage interest rate risk. The Company does not use derivatives for trading purposes.

At the start of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to likely effectiveness as a hedge. These three types are a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or an instrument with no hedging designation ("stand-alone derivative"). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, later changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unallocated. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $6.5 million and $4.1 million was required to meet regulatory reserve and clearing requirements at year-end 2006 and 2005. These balances do not earn interest.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank subsidiaries to the holding company or by the holding company to shareholders, as more fully described in a separate note. These restrictions pose no practical limit on the ability of the subsidiaries or Holding Company to pay dividends at historical levels.

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


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:

FASB Statement No. 158: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end, starting in 2008. Adoption had no impact on the financial statements of the Company because the benefits under the Company's defined benefit plan are suspended.

SAB 108:

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB
108. The adoption of SAB 108 had no effect on the Company's financial statements for the year ending December 31, 2006

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

Reclassifications: Some items in the prior years' financial statements were reclassified to conform to the current presentation.

NOTE 2 - BUSINESS COMBINATION

On July 1, 2006, the Company acquired 100% of the outstanding shares of The Bancshares, Inc. (TBI), parent of SCSB. Operating results of TBI were included in the consolidated financial statements of the Company from July 1, 2006. As a result of the acquisition, the Company expects to further improve its market share in its southern Indiana market, expand its customer base to improve deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale. The aggregate purchase price was $30.8 million. Approximately $11.0 million was paid in cash and $19.8 million was paid through the issuance of the Company's common stock to TBI shareholders. The purchase price resulted in approximately $16.0 million in goodwill, and $3.1 million in core deposit intangible. The intangible asset will be amortized over 10 years. Goodwill will not be amortized but instead evaluated periodically for impairment. Goodwill and core deposit intangibles will not be deducted for tax purposes. Total assets of approximately $148 million were acquired, which includes approximately $88 million in loans, and $24 million in investments. Liabilities assumed in the acquisition totaled approximately $117 million, which includes $104 million in deposits and $10 million in Federal Home Loan Bank advances.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 2 - BUSINESS COMBINATION (Continued)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed (amounts in thousands).

      Securities available for sale             $  24,418
      Loans, net                                   87,999
      Goodwill                                     15,983
      Core deposit intangible                       3,069
      Premises and equipment                        3,045
      Other assets                                 13,403
                                                ---------
           Total assets acquired                  147,917

      Deposits                                   (103,952)
      Federal Home Loan Bank advances             (10,170)
      Other liabilities                            (2,986)
                                                ---------
           Total liabilities assumed             (117,108)

               Net assets acquired              $  30,809
                                                =========

As of the date of this report, the Company was in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed, and the allocation of the purchase price is subject to further refinement.

The following table presents pro forma information for years ended December 31, 2006 and 2005 as if the acquisition had occurred at the beginning of 2006 and 2005. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                              2006             2005
                                              ----             ----
                                      (In thousands, expect per share amounts)

Net interest income                        $   22,464       $   22,250

      Net income                           $    3,470       $    4,537
                                           ==========       ==========

Basic earnings per share                   $     1.01       $     1.30
Diluted earnings per share                 $     1.00       $     1.29


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows.

                                                        Gross          Gross
                                            Fair      Unrealized     Unrealized
                                           Value        Gains          Losses
                                           -----        -----          ------
                                                    (In thousands)
2006
----
 U. S. Government and federal agency    $   29,972    $       48     $     (159)
 State and municipal                        11,645           228             (8)
 Mortgaged-backed                           67,304           117         (1,464)
 Corporate bonds                            12,150            55            (56)
 Mutual funds                                  240            --            (10)
                                        ----------    ----------     ----------
    Total                               $  121,311    $      448     $   (1,697)
                                        ==========    ==========     ==========

2005
----
 U. S. Government and federal agency    $   10,921    $        5     $     (198)
 State and municipal                         6,449           147            (17)
 Mortgaged-backed                           66,752            13         (2,025)
 Corporate bonds                            14,471            74           (149)
 Mutual funds                                  242            --             (8)
                                        ----------    ----------     ----------
    Total                               $   98,835    $      239     $   (2,397)
                                        ==========    ==========     ==========

Sales of available for sale securities were as follows.

                                           2006          2005           2004
                                           ----          ----           ----
                                                   (In thousands)
Proceeds                                $    2,990    $    5,127     $    8,596
Gross gains                                     --            30            141
Gross losses                                    --            (7)            (3)

The tax provision applicable to these net realized gains amounted to $0, $8,000 and $47,000, respectively.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES (Continued)

Contractual maturities of available for sale securities at year-end 2006 were as follows. Mortgage-backed securities and mutual funds which do not have a single maturity date are shown separately.

                                                                       Fair
                                                                       Value
                                                                       -----
                                                                  (In thousands)

   Due in one year or less                                           $ 18,392
   Due from one to five years                                          17,674
   Due from five to ten years                                           3,578
   Due after ten years                                                 14,123
   Mortgage-backed                                                     67,304
   Mutual Funds                                                           240
                                                                     --------

       Total                                                         $121,311
                                                                     ========

Securities pledged at year-end 2006 and 2005 had a carrying amount of $89.3 million and $80.8 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

Securities with unrealized losses at year end 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in thousands):


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES (Continued)

                               Less than 12 Month           12 Months or More                Total
                             ---------------------        ---------------------              -----
                             Fair       Unrealized        Fair       Unrealized        Fair        Unrealized
2006                         Value          Loss          Value         Loss           Value          Loss
----                         -----          ----          -----         ----           -----          ----
  U. S. Government
   and federal agency      $  11,838     $     (28)     $  11,647     $    (131)     $  23,485     $    (159)
  State and municipal            125            (1)           737            (7)           862            (8)
  Mortgage-backed              4,571           (26)        50,473        (1,438)        55,044        (1,464)
  Corporate bonds                 --            --          3,490           (56)         3,490           (56)
  Mutual funds                    --            --            240           (10)           240           (10)
                           ---------     ---------      ---------     ---------      ---------     ---------

Total temporarily
  impaired                 $  16,534     $     (55)     $  66,587     $  (1,642)     $  83,121     $  (1,697)
                           =========     =========      =========     =========      =========     =========

2005
----
  U. S. Government
    and federal agency     $   4,341     $     (41)     $   4,651     $    (157)     $   8,992     $    (198)
  State and municipal            615           (17)            --            --            615           (17)
  Mortgage-backed             28,420          (521)        37,479        (1,504)        65,899        (2,025)
  Corporate bonds                 --            --          5,504          (149)         5,504          (149)
  Mutual funds                   242            (8)            --            --            242            (8)
                           ---------     ---------      ---------     ---------      ---------     ---------

Total temporarily
  impaired                 $  33,618     $    (587)     $  47,634     $  (1,810)     $  81,252     $  (2,397)
                           =========     =========      =========     =========      =========     =========

Unrealized losses on securities have not been recognized into income because the issuers' securities are of high credit quality (rated A- or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. Management has concluded these losses are not significant individually, or in the aggregate; the fair value is expected to recover as the securities approach their maturity date and/or market rates decline.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans at year-end were as follows:

                                                           2006         2005
                                                           ----         ----
                                                             (In thousands)

Commercial                                               $ 105,922    $  92,640
Real Estate:
    Residential                                            184,474      111,969
    Commercial                                             164,435      186,644
    Construction                                            76,126       61,031
Home equity                                                 62,324       58,060
Loans secured by deposit accounts                              756          729
Consumer                                                    19,549        7,295
                                                         ---------    ---------
      Subtotal                                             613,586      518,368
Less: Allowance for loan losses                             (5,654)      (5,920)
                                                         ---------    ---------

Loans, net                                               $ 607,932    $ 512,448
                                                         =========    =========

During 2006 and 2005, substantially all of the Company's residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

Activity in the allowance for loan losses was as follows:

                                               2006         2005        2004
                                               ----         ----        ----
                                                      (In thousands)

Beginning balance                           $   5,920    $   4,523    $   4,034
Acquired allowance of SCSB, July 1, 2006          754           --           --
Provision for loan losses                         262        1,750        1,105
Loans charged-off                              (1,354)        (539)        (680)
Recoveries                                         72          186           64
                                            ---------    ---------    ---------

Ending balance                              $   5,654    $   5,920    $   4,523
                                            =========    =========    =========


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 4 - LOANS (Continued)

Information about impaired loans is presented below. There were no impaired loans for the periods presented without an allowance allocation.

                                                           2006           2005           2004
                                                           ----           ----           ----
                                                                     (In thousands)
  Impaired loans at year-end                            $    4,399     $    2,483     $      780
  Amount of the allowance for loan losses allocated            865          1,146            288
  Average of impaired loans during the year                  4,783          1,300          1,171
  Interest income recognized during impairment                   1              3              8

Nonperforming loans at year-end were as follows

  Loans past due over 90 days still on accrual          $       --     $        5     $       --
  Non-accrual loans                                          5,566          5,498          1,588

Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

Related  Party  Loans:  Loans  and  off-balance-sheet   commitments   (including
commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates were as follows.

                                                                       2006
                                                                       ----
                                                                  (In thousands)

  Beginning loans                                                   $   19,129
  New loans                                                              6,866
  Effect of changes in related parties                                     908
  Repayments                                                            (8,640)
                                                                    ----------

  Ending loans                                                      $   18,263
                                                                    ==========

Mortgage Banking Activities: Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $20.7 million and $24.9 million at year-end 2006 and 2005. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in non-interest bearing deposits, were approximately $133,000 and $156,000 at year-end 2006 and 2005. Servicing assets related to these loans, included in other assets, were $155,000 and $164,000 at year-end 2006 and 2005. Amortization expense was $9,000 and $48,000 at year-end 2006 and 2005, and there was no valuation allowance required. The fair value for mortgage servicing rights were $219,000 and $269,000 at year-end 2006 and 2005.

The weighted average amortization period is 19.9 years. Estimated amortization expense for each of the next five years is approximately $8,000 per year.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 5- PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

                                                          2006          2005
                                                          ----          ----
                                                            (In thousands)
Land and land improvements                             $   2,629      $   1,294
Buildings                                                 13,074          9,674
Furniture, fixtures and equipment                          9,976          7,025
Leasehold improvements                                       982            737
                                                       ---------      ---------
                                                          26,661         18,730

Less: Accumulated depreciation                           (11,636)        (7,797)
                                                       ---------      ---------
                                                       $  15,025      $  10,933
                                                       =========      =========

Rent expense was  $409,000,  $329,000 and  $305,000  for 2006,  2005,  and 2004,
respectively. Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

                 2007                                  $    458
                 2008                                       390
                 2009                                       392
                 2010                                       380
                 2011                                       371
                 Thereafter                               2,115
                                                       --------

                       Total                           $  4,106
                                                       ========

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance for goodwill during the year is as follows (in thousands):

                                                          2006
                                                          ----

Beginning of year                                       $    --
Acquired goodwill (see Note 2)                           15,983
                                                        -------

End of year                                             $15,983
                                                        =======


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS (Continued)

Acquired Intangible Assets

Acquired intangible assets were as follows at year end (in thousands):

                                                               2006
                                                               ----
                                                       Gross
                                                      Carrying      Accumulated
                                                       Amount      Amortization
                                                       ------      ------------
Amortized intangible assets:
Core deposit intangibles (see Note 2)               $     3,069    $        176
                                                    ===========    ============

Aggregate amortization expense was $176,000 for 2006.

Estimated amortization expense for each of the next five years (in thousands):

2007                                                $       405
2008                                                        351
2009                                                        317
2010                                                        306
2011                                                        299

NOTE 7 - DEPOSITS

Time deposits of $100,000 or more were $102.0 million and $93.1 million at year-end 2006 and 2005.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows:

                     2007                           $   224,477
                     2008                                17,426
                     2009                                16,282
                     2010                                 6,914
                     2011                                   972

Deposits from principal officers, directors and their affiliates at year-end 2006 and 2005 were approximately $10.8 million and $8.5 million.

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings consist of, retail repurchase agreements representing overnight borrowings from deposit customers, effectively deposit equivalents, federal funds purchased representing overnight borrowings from other financial institutions, and lines of credit with other financial institutions. The debt securities sold under the repurchase agreements were under the control of the subsidiary banks during 2006 and 2005.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 8 - SHORT-TERM BORROWINGS (Continued)

The Company has available a revolving line of credit with a bank for $10.0 million. The line of credit expires on June 30, 2007 and bears interest at LIBOR plus 1.25% (6.65% at December 31, 2006). Payments are due quarterly and are interest only. All borrowings are collateralized by 500 shares of the Company's common stock. The outstanding balance on the line of credit was $3.5 million and $0 at December 31, 2006 and 2005.

Information concerning 2006 and 2005 short-term borrowings is summarized as follows.

                                                                  2006          2005
                                                                  ----          ----
                                                                (Dollars in thousands)
Repurchase agreements at year-end
     Balance                                                    $ 48,201      $ 47,735
     Weighted average interest rate                                 4.84%         3.72%
Repurchase agreements during the year
     Average daily balance                                      $ 49,581      $ 39,905
     Maximum month-end balance                                    57,455        47,735
     Weighted average interest rate                                 4.58%         2.76%

Federal funds purchased and lines of credit at year-end
     Balance                                                    $ 36,134      $     --
     Weighted average interest rate                                 5.29%           --
Federal funds purchased and lines of credit during the year
     Average daily balance                                      $ 14,571      $  8,779
     Maximum month-end balance                                    36,134        32,772
     Weighted average interest rate                                 5.37%         3.35%

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

                                      2006                              2005
                          ---------------------------       ---------------------------
                           Weighted                         Weighted
                            Average                          Average
                             Rate            Amount            Rate            Amount
                             ----            ------            ----            ------
                                               (Dollars in thousands)
   Fixed rate                5.69%        $    80,756          5.72%        $    80,000
   Variable rate             5.34              12,000          4.30              18,000
                                          -----------                       -----------
                                          $    92,756                       $    98,000
                                          ===========                       ===========

The advances were collateralized by $336.5 million and $257.3 million of first mortgage and commercial real estate loans under a blanket lien arrangement and certain available for sale securities at year-end 2006 and 2005. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to $136.2 million at year-end 2006.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

The contractual maturities of advances outstanding as of December 31, 2006 are as follows:

                                        Fixed     Variable
                                        -----     --------
                                           (In thousands)

               2007                    $ 4,477     $12,000
               2008                      4,437          --
               2009                     21,945          --
               2010                     49,897          --

The fixed rate advances consisted of $67.0 million in convertible advances. The FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty. There is a substantial penalty if the Company prepays the advances before FHLB exercises its right.

NOTE 10 - SUBORDINATED DEBENTURES

On June 15, 2006, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust II (Trust II), issued $10.0 million of floating rate trust preferred securities as part of a pooled offering of such securities. On June 17, 2004, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust I (Trust I), issued $7.0 million of floating rate trust preferred securities as part of a pooled offering of such securities. The Company issued subordinated debentures to Trusts I and II in exchange for the proceeds of each offering; the debentures and related debt issuance costs represent the sole assets of Trusts I and II. Distributions on the trust preferred securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 1.70% (7.06% as of the last adjustment) for Trust II and three-month LIBOR plus 2.65% (8.01% as of the last adjustment) for Trust I and are included in interest expense.

The maturity dates of the subordinated debentures are June 15, 2036 for Trust II and June 17, 2034 for Trust I. The subordinated debentures may be redeemed by the Company, in whole or in part, at any distribution payment date on or after the distribution payment date in June 2011 for Trust II and June 2009 for Trust I, at the redemption price. The subordinated debentures have variable rates, adjusted quarterly, which are identical to the trust preferred securities. In addition, the subordinated debentures are redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust debenture. The Company has the option to defer interest payments on the subordinated debt from time to time for period not to exceed five consecutive years.

Trust Preferred Securities are considered as Tier I capital for the Company under current regulatory guidelines.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 11 - BENEFIT PLANS

Defined Benefit Plans: The Company sponsors a defined benefit pension plan. The benefits are based on years of service and the employees' highest average of total compensation for five consecutive years of employment. In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants. The Company uses December 31st as its measurement date for its pension plan.

A reconciliation of the projected benefit obligation and the value of plan assets follow.

                                                         2006          2005
                                                         ----          ----
                                                          (In thousands)

Change in projected benefit obligation
  Balance, beginning of year                          $     951      $     870
  Interest cost                                              52             49
  Actuarial (gain) loss                                     (45)            52
  Benefits paid to participants                             (25)           (20)
                                                      ---------      ---------

  Ending benefit obligation                                 933            951

Change in plan assets
  Fair value, beginning of year                             598            556
  Actual return on plan assets                               86             21
  Employer contributions                                     --             41
  Benefits paid to participants                             (25)           (20)
                                                      ---------      ---------

  Fair value, end of year                                   659            598
                                                      ---------      ---------

  Funded status                                            (274)          (353)

  Unrecognized net actuarial loss                            --            436
                                                      ---------      ---------

       Net amount recognized                          $    (274)     $      83
                                                      =========      =========

Prior to adoption of FAS Statement 158, amounts (in thousands) recognized in the balance sheet at December 31, 2005 consist of:

  Prepaid benefit cost                                               $      83
  Accrued benefit cost                                                    (436)
  Deferred tax asset                                                       125
  Accumulated other comprehensive loss                                     311
                                                                     ---------

      Net amount recognized                                          $      83
                                                                     =========

Amounts recognized in accumulated other comprehensive loss at December 31, 2006 consisted of a net actuarial loss of $311,000.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 11 - BENEFIT PLANS (Continued)

The components of pension expense and related actuarial assumptions were as follows.

                                                    2006           2005           2004
                                                    ----           ----           ----
                                                         (Dollars in thousands)
Interest cost                                     $     52       $     49       $     47
Expected return on plan assets                         (49)           (45)           (42)
Amortization of unrecognized loss                       43             41             36
                                                  --------       --------       --------
     Pension expense                              $     46       $     45       $     41
                                                  ========       ========       ========

Discount rate on benefit obligation                   5.75%          5.50%          5.75%
Rate of expected return on plan assets                8.00%          8.00%          8.00%

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $27,000.

Plan Assets: The Company's target allocation for 2007, pension plan asset allocation at year-end 2006 and 2005, and expected long-term rate of return by asset category are as follows:

                                   Target       Percentage of Plan       Weighted-Average
                                 Allocation     Assets at Year-end      Expected Long-Term
                                    2007         2006       2005          Rate of Return
                                    ----         ----       ----          --------------
Asset Category
  Mutual funds                       85%           88%        83%               9.0%
  Money market                       15            12         17                4.0
                                                -----      -----

  Total                                           100%       100%               8.0%
                                                =====      =====

The expected long-term return is based on a periodic review and modeling of the plan's asset allocation and liability structure over a long-term horizon.
Expectations of returns on each asset class are the most important of the assumptions used in the review and modeling and are based on reviews of historical data. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefit are payable to plan participants.

The plan's investment policy includes guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation (shown above) by major asset categories. The objectives of the target allocations are to maintain investment portfolios that limit risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans' actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Management periodically reviews the investment policy. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 11 - BENEFIT PLANS (Continued)

Estimated Future Payments: The following benefit payments, which reflect expected future service, are expected (in thousands):

                                              Pension Benefits
                                              ----------------

                     2007                         $    27
                     2008                              27
                     2009                              27
                     2010                              26
                     2011                              26
                     Years 2012-2016                  140

The Company expects to contribute approximately $70,000 to its pension plan in 2007.

Your Community Bank is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit pension plan covering two of its employees. Employees are fully vested at the completion of five years of participation in the plan. No contributions were required during the three-year period ended December 31, 2006. There have been no new enrollments since 1998.

Defined Benefit Plans - SCSB:

The Company acquired a defined benefit retirement plan upon the purchase of SCSB. Per the merger agreement, the plan was curtailed. The Company expects to settle this plan in the second quarter of 2007. Plan assets total $2,773,000 and are invested primarily in certificates of deposit. The projected termination liability is $2,758,000. The Company has a $25,000 liability included in other liabilities on the balance sheet.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 11 - BENEFIT PLANS (Continued)

Employee  Stock  Ownership  Plan:  Employees  participate  in an Employee  Stock
Ownership  Plan  (ESOP).  Dividends  on allocated  shares  increase  participant
accounts.   Participants   receive   the  shares  at  the  end  of   employment.
Contributions to the ESOP during 2006, 2005 and 2004 were $0, $2,000 and $37,000. Expense for 2006, 2005 and 2004 was $0, $4,000 and $77,000. Shares held by the ESOP trust and allocated to participants were 37,000 as of year end 2006 and 2005. As of December 31, 2006 and 2005, there were no unearned ESOP shares held by the ESOP trust

Deferred Compensation Arrangements: The Company has entered into deferred compensation arrangements with certain directors and officers. The liability for such arrangements is fully accrued during the service period, with benefits paid monthly upon retirement until death, or date specified by the agreement. The liability was $409,000 and $455,000 at December 31, 2006 and 2005, respectively. Expense related to these arrangements for 2006, 2005 and 2004 was $17,000, $18,000 and $19,000.

Defined   Contribution   Plans:   The  401(k)  benefit  plan  matches   employee
contributions equal to 100% of the first 3% of the compensation contributed. Expense for 2006, 2005 and 2004 was $206,000, $133,000 and $111,000.

NOTE 12 - STOCK-BASED COMPENSATION PLANS

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $332,000, $155,000, and $0 for 2006, 2005, and 2004. The total income tax benefit was $82,000, $35,000, and $0.

Stock Options: The Company's 2005 stock option plan provides for the granting of both incentive and nonqualified stock options for up to 400,000 shares of common stock at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Additionally, there are 116,000 shares available for grant under the 1997 stock option plan. Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years. Non-employee directors are eligible to receive only nonqualified stock options. As of December 31, 2006, the plan allows for additional option grants of up to 262,550 shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 12 - STOCK-BASED COMPENSATION PLANS (Continued)

The  fair  value  of  options   granted  was  determined   using  the  following
weighted-average assumptions as of grant date.

                                                     2006              2005
                                                     ----              ----

Risk-free interest rate                              5.07%             3.66%
Expected term                                     5.7 years          5.6 years
Expected stock price volatility                     16.09%            15.70%
Dividend yield                                       2.91%             2.58%

A summary of the activity in the stock option plan for 2006 follows:

                                                                  Weighted
                                                     Weighted      Average
                                                     Average      Remaining     Aggregate
                                                     Exercise    Contractual    Intrinsic
                                      Shares           Price        Term          Value
                                      ------           -----        ----          -----
                                          (in thousands)              (in thousands)
Outstanding at beginning of year           199      $   19.28
Granted                                     65          22.70
Exercised                                   (1)         14.09
Forfeited or expired                       (10)         19.13
                                     ---------
Outstanding at end of year                 253      $   20.19           6.7     $     756
                                     =========      =========     =========     =========

Exercisable at end of year                 109      $   15.95           3.7     $     716
                                     =========      =========     =========     =========

Information related to the stock option plan during each year follows (in thousands, except for weighted fair value of options granted):

                                                       2006          2005          2004
                                                       ----          ----          ----
Intrinsic value of options exercised                $       9      $       3    $     193
Cash received from option exercises                        15              5          407
Tax benefit realized from option exercises                 80             --           --
Weighted average fair value of options granted           3.61           2.76         3.78

As of December 31, 2006, there was $298,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.71 years.

Performance Units Awards: The Company may grant performance unit awards to employees for up to 275,000 shares of common stock. The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date. The Company estimates the progress toward achieving these objectives when estimating the number of awards expected to vest and correspondingly, periodic compensation expense.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 12 - STOCK-BASED COMPENSATION PLANS (Continued)

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

A summary of changes in the Company's nonvested units for the year follows:

                                                             Weighted-Average
                                                                Grant-Date
         Nonvested Units                   Units                Fair Value
         ---------------                   -----                ----------
                                      (in thousands)

   Nonvested at January 1, 2006              24                  $  22.51
        Granted                              31                     22.45
        Vested                              (12)                    22.51
        Forfeited                           (12)                    22.51
                                        -------

   Nonvested at December 31, 2006            31                  $  22.45
                                        =======

As of December 31, 2006, there was $248,000 of total unrecognized compensation cost related to nonvested units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of units vested during the years ended December 31, 2006, 2005 and 2004 was $259,000, $0 and $0. There were no modifications or cash paid to settle performance unit awards during the three year period ending December 31, 2006.

NOTE 13 - INCOME TAXES

Income tax expense (benefit) was as follows.

                                     2006            2005           2004
                                     ----            ----           ----
                                                (In thousands)

Current                            $   1,177      $   1,525       $     599
Deferred                                  81           (597)              3
Change in valuation allowance             85             (3)             63
                                   ---------      ---------       ---------
    Total                          $   1,343      $     925       $     665
                                   =========      =========       =========


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 13 - INCOME TAXES (Continued)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

                                                2006                 2005                  2004
                                                ----                 ----                  ----
                                                            (Dollars in thousands)
Federal statutory rate times
  financial statement income            $ 1,854      34.0%   $ 1,589       34.0%   $ 1,106      34.0%
Effect of:
  Tax-exempt income                        (222)     (4.1)      (153)      (3.3)      (156)     (4.8)
  State taxes, net of federal
    benefit                                 (85)     (1.6)         3        0.1        (63)     (2.1)
  Change in
    valuation allowance                      85       1.6         (3)      (0.1)        63       2.1
  Nontaxable earnings from
    cash surrender value
      of life insurance policies           (195)     (3.6)      (402)      (8.6)      (168)     (5.2)
  New markets tax credit                   (150)     (2.8)      (150)      (3.2)      (150)     (4.6)
  Incentive stock options expense            31       0.6         17        0.4         --        --
  Other, net                                 25       0.5         24        0.5         33       0.8
                                        -------   -------    -------    -------    -------   -------

      Total                             $ 1,343      24.6%   $   925       19.8%   $   665      20.2%
                                        =======   =======    =======    =======    =======   =======

Year-end deferred tax assets and liabilities were due to the following.

                                                                          2006              2005
                                                                          ----              ----
                                                                                (In thousands)
Deferred tax assets:
    Allowance for loan losses                                          $     2,263       $     2,228
    Employee benefit plans                                                     291               187
    Minimum pension liability                                                  121               170
    Net unrealized loss on securities available for sale                       406               734
    Net unrealized depreciation on interest rate swap                          535               734
    Net operating loss carryforward                                            345               260
    Other                                                                       58                27
                                                                       -----------       -----------
                                                                             4,019             4,340
    Deferred tax liabilities:
    Premises and equipment                                                    (528)             (428)
    FHLB stock                                                                (377)             (507)
    Deferred loan fees and costs                                              (155)             (160)
    Mortgage servicing rights                                                  (62)              (62)
    Fair value adjustments from acquisitions                                  (230)               --
    Intangible assets                                                       (1,157)               --
    Prepaid pension expense                                                   (211)               --
    Prepaid expenses                                                           (65)               --
    Other                                                                     (130)              (37)
                                                                       -----------       -----------
                                                                            (2,915)           (1,194)
Valuation allowance on net deferred tax assets                                (345)             (260)
                                                                       -----------       -----------
Net deferred tax asset                                                 $       759       $     2,886
                                                                       ===========       ===========


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 13 - INCOME TAXES (Continued)

The Company incurred net operating losses for state income taxes during years 2002 through 2006 which will be carried forward and applied to future state taxable income. Due to the uncertainty of the Company's ability to use this benefit, a valuation allowance has been recorded. The cumulative state net operating loss is $4.1 million and can be carried forward for 15 years with expiration beginning in 2017.

Retained earnings of Your Community Bank includes approximately $3.7 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank" status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for Your Community Bank at December 31, 2006 was approximately $1.3 million.

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2006 and 2005, the most recent regulatory notifications categorized YCB and SCSB as well capitalized under the regulatory framework for prompt corrective action. There are no considerations or events since December 31, 2006 that management believes have changed the institution's classification as well capitalized.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS
(Continued)

Actual and required capital amounts and ratios are presented below at year-end.

                                                                                                            To Be Well
                                                                                                        Capitalized Under
                                                                               For Capital              Prompt Corrective
                                                       Actual               Adequacy Purposes           Action Provisions
                                                       ------               -----------------           -----------------
                                                Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                ------        -----        ------        -----        ------        -----
                                                                          (Dollars in millions)
2006
----
Total Capital (to Risk Weighted Assets):
  Consolidated                                 $  71.0         11.4%      $  50.0          8.0%          N/A          N/A
  Your Community Bank                             60.5         11.1%         43.5          8.0          54.3         10.0%
  Scott County State Bank                         13.4         16.3%          6.6          8.0           8.2         10.0

Tier I Capital (to Risk Weighted Assets):
  Consolidated                                 $  65.4         10.5%      $  25.0          4.0%          N/A          N/A
  Your Community Bank                             55.5         10.2%         21.7          4.0          32.6          6.0%
  Scott County State Bank                         12.6         15.4%          3.3          4.0           4.9          6.0

Tier I Capital (to Average Assets):
  Consolidated                                 $  65.4          8.1%      $  32.3          4.0%          N/A          N/A
  Your Community Bank                             55.5          8.1%         27.5          4.0          34.3          5.0%
  Scott County State Bank                         12.6          9.8%          5.1          4.0           6.4          5.0

2005
----
Total Capital (to Risk Weighted Assets):
  Consolidated                                 $  58.3         10.5%      $  44.2          8.0%          N/A          N/A
  Your Community Bank                             57.9         10.5%         44.2          8.0          55.3         10.0%

Tier I Capital (to Risk Weighted Assets):
  Consolidated                                 $  52.3          9.5%      $  22.1          4.0%          N/A          N/A
  Your Community Bank                             52.0          9.4%         22.1          4.0          33.2          6.0%

Tier I Capital (to Average Assets):
  Consolidated                                 $  52.3          8.0%      $  26.3          4.0%          N/A          N/A
  Your Community Bank                             52.0          7.9%         26.3          4.0          32.8          5.0%

Dividend Restrictions: The Company's principal source of funds for dividend payments is dividends received from the Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2007, the YCB and SCSB could, without prior approval, declare dividends of approximately $5,621,000 and $639,000 plus any 2007 net profits retained to the date of the dividend declaration, respectively.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 15 - INTEREST RATE SWAPS

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

The swaps have been designated by management as cash flow hedges of its Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on June 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive income and will be reclassified to earnings over the lives of the hedges. During the 12 months ended December 31, 2006 and 2005, respectively, the Company recognized expense of $1,061,000 and $163,000. Based on current rates, $1,035,000 is expected to be transferred out of accumulated other comprehensive income as a reduction of interest income during 2007. The fair value of the swaps were liabilities of $1.3 million and $1.9 million as of year-end 2006 and 2005 and are reported in other liabilities in the Company's consolidated financial statements.

NOTE 16 - OFF-BALANCE-SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

                                       2006                        2005
                                       ----                        ----
                                Fixed        Variable       Fixed        Variable
                                 Rate          Rate          Rate          Rate
                                 ----          ----          ----          ----
                                                  (In thousands)
Commitments to make loans      $  4,378      $  9,794      $ 11,150      $ 19,769
Unused lines of credit            4,800       130,186            --       140,956
Letters of credit                    --         6,390            --         5,646

Commitments to make loans are generally made for periods of 30 days or less and are at market rates. The fixed rate loan commitments have interest rates ranging from approximately 8.15% to 9.25% and maturities ranging from 1 year to 20 years.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                     2006                             2005
                                                     ----                             ----
                                           Carrying          Fair          Carrying           Fair
                                            Amount          Value           Amount            Value
                                            ------          -----           ------            -----
                                                               (In thousands)
Financial assets
      Cash and due from financial
        financial institutions            $   20,224      $   20,224      $   11,225          11,225
      Interest-bearing deposits in
        other financial institutions           1,210           1,210           1,358           1,358
      Securities available for sale          121,311         121,311          98,835          98,835
      Loans held for sale                        908             923           1,694           1,719
      Loans, net                             607,932         597,729         512,448         513,248
      Federal Home Loan Bank and
         Federal Reserve stock                 7,418           7,418           8,572           8,572
      Accrued interest receivable              3,968           3,968           2,500           2,500

Financial liabilities
      Deposits                               549,918         549,405         464,836         463,613
      Advances from Federal Home
        Loan Bank                             92,756          94,589          98,000         101,117
      Subordinated debentures                 17,000          17,227           7,000           7,000
      Accrued interest payable                 2,178           2,178           1,066           1,066
      Interest rate swaps                      1,293           1,293           1,881           1,881

The methods and assumptions used to estimate fair value are described as follows:

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


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 18- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. is as follows:

CONDENSED BALANCE SHEETS

                                                                               December 31
                                                                           2006              2005
                                                                           ----              ----
                                                                              (In thousands)
ASSETS
Cash and due from financial institutions                                $        63      $       139
Investment in subsidiaries                                                   85,493           49,449
Other assets                                                                  1,647              700
                                                                        -----------      -----------

       Total assets                                                     $    87,203      $    50,288
                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings                                                  $     3,480       $        --
Subordinated debentures                                                     17,000             7,000
Accrued expenses and other liabilities                                       1,182               513
                                                                        -----------      -----------
  Total liabilities                                                         21,662             7,513
  Total shareholders' equity                                                65,541            42,775
                                                                        -----------      -----------

                                                                        $    87,203      $    50,288
                                                                        ===========      ===========

CONDENSED STATEMENTS OF INCOME

                                                                    Years ended December 31
                                                         2006               2005            2004
                                                         ----               ----            ----
                                                                       (In thousands)
Income
  Dividends from subsidiaries                         $       950       $     2,250      $     2,600
  Management and other fees from subsidiaries                  --                --            1,955
                                                      -----------       -----------      -----------
      Total income                                            950             2,250            4,555

Expense
  Operating expenses                                        2,057               879            2,724
                                                      -----------       -----------      -----------

Income (loss) before income taxes and equity
  in undistributed net income of subsidiaries              (1,107)            1,371            1,831

Income tax benefit                                            668               281              525
                                                      -----------       -----------      -----------

Income (loss) before equity in undistributed net
  income of subsidiaries                                     (439)            1,652            2,356

Equity in undistributed of
  net income of subsidiaries                                4,550             2,097              232
                                                      -----------       -----------      -----------

Net income                                            $     4,111       $     3,749      $     2,588
                                                      ===========       ===========      ===========


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 18 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

                                                               Years ended December 31
                                                          2006           2005           2004
                                                          ----           ----           ----
                                                                    (In thousands)
Cash flows from operating activities
  Net income                                            $  4,111       $  3,749       $  2,588
  Adjustments to reconcile net income to net cash
     from operating activities
      Equity in undistributed
         net income of subsidiaries                       (4,550)        (2,097)          (232)
      Share-based compensation expense                       332            129             --
      Net change in other assets
         and liabilities                                      63           (229)        (6,753)
                                                        --------       --------       --------
    Net cash from operating activities                       (44)         1,552         (4,397)

Cash flows from investing activities
  Net change in interest-bearing deposits in other
    financial institutions                                    --             --              1
  Acquisition of The Bancshares, Inc.                    (11,001)            --             --
  Purchase of premises and equipment, net                     --             --            802
                                                        --------       --------       --------
    Net cash from investing activities                   (11,001)            --            803

Cash flows from financing activities
  Net change in short-term borrowings                      3,480             --         (1,200)
  Proceeds from issuance of subordinated debenture        10,000             --          7,000
  Exercise of stock options                                   15              5            407
  Purchase of treasury stock                                (685)          (557)          (533)
  Stock dividend declared                                     --             --             (4)

  Tax benefit of stock options exercised                      80             --             --
  Cash dividends paid                                     (1,921)        (1,518)        (1,419)
                                                        --------       --------       --------
    Net cash from financing activities                    10,969         (2,070)         4,251
                                                        --------       --------       --------

Net change in cash                                           (76)          (518)           657

Cash at beginning of year                                    139            657             --
                                                        --------       --------       --------

Cash at end of year                                     $     63       $    139       $    657
                                                        ========       ========       ========


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 19 - EARNINGS PER SHARE

  The factors used in the earnings per share computation follows.

                                                      2006              2005              2004
                                                      ----              ----              ----
                                                 (In thousands, except share and per share amounts)
Basic
      Net income                                  $     4,111       $     3,749       $     2,588
                                                  ===========       ===========       ===========

      Average shares:
        Common shares issued                        3,436,051         3,001,067         3,001,128
        Less: Unallocated ESOP shares                      --                --            (2,103)
              Treasury stock                         (413,004)         (381,787)         (371,374)
                                                  -----------       -----------       -----------

           Average shares outstanding               3,023,047         2,619,280         2,627,651
                                                  ===========       ===========       ===========

Net income per common share, basic                $      1.36       $      1.43       $      0.98
                                                  ===========       ===========       ===========

Diluted
      Net income                                  $     4,111       $     3,749       $     2,588
                                                  ===========       ===========       ===========

      Average shares:
        Common shares outstanding for basic         3,023,047         2,619,280         2,627,651
        Add: Dilutive effects of outstanding
          options                                      32,610            32,884            30,576
                                                  -----------       -----------       -----------
        Average shares and dilutive
          potential common shares                   3,055,657         2,652,164         2,658,227
                                                  ===========       ===========       ===========

Net income per common share, diluted              $      1.35       $      1.41       $      0.97
                                                  ===========       ===========       ===========

Stock options of 138,000 and 80,200 common shares were excluded from 2006 and 2005 diluted earnings per share because they were anti-dilutive. There were no anti-dilutive stock options for 2004.


--------------------------------------------------------------------------------

                     COMMUNITY BANK SHARES OF INDIANA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

--------------------------------------------------------------------------------

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                                    2006           2005            2004
                                                                    ----           ----            ----
                                                                             (In thousands)
Unrealized holding gains (losses) on
  available for sale securities                                  $     958       $  (1,884)      $    (210)
Less reclassification adjustments for gains
  recognized in income                                                  --             (23)           (138)
                                                                 ---------       ---------       ---------
Net unrealized gain (loss) on securities
    available for sale, net of reclassifications                       958          (1,907)           (348)

Unrealized holding gain (loss) on interest
  rate swaps                                                          (473)         (1,039)            185
Amounts reclassified to interest income                              1,061             163            (777)
                                                                 ---------       ---------       ---------
Net unrealized gain (loss) on interest rate
    swaps, net of reclassifications                                    588            (876)           (592)

Change in minimum pension liability                                    125             (34)            (54)
                                                                 ---------       ---------       ---------

Other comprehensive income (loss)
  before tax effects and cumulative
  effect of change in accounting principle                           1,671          (2,817)           (994)
Tax effect                                                            (574)          1,003             370
                                                                 ---------       ---------       ---------

  Other comprehensive income (loss)                              $   1,097       $  (1,814)      $    (624)
                                                                 =========       =========       =========

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                       Earnings Per Share
                                          Interest     Net Interest        Net         ------------------
                                           Income         Income         Income        Basic        Diluted
                                           ------         ------         ------        -----        -------
                                                     (In thousands, except per share amounts)
2006
----
  First quarter                          $   9,934       $   4,405       $   795      $  0.31       $  0.30
  Second quarter                            10,387           4,405           934         0.36          0.36
  Third quarter                             12,873           5,708         1,314         0.38          0.38
  Fourth quarter                            12,839           5,520         1,068         0.31          0.31

2005
----
  First quarter                          $   7,939       $   4,269       $   782      $  0.30       $  0.29
  Second quarter                             8,527           4,445           924         0.35          0.35
  Third quarter                              9,070           4,516         1,201         0.46          0.45
  Fourth quarter                             9,522           4,484           842         0.32          0.32


--------------------------------------------------------------------------------

Part II

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

There has been no change in the Company's principal independent accountant during the Company's two most recent fiscal years.

Item 9A. Controls And Procedures

Company management, including the Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer (serving as the principal financial officer), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonable likely to materially affect the Company's internal control over financial reporting.

Item 9B. Other Information

There was no information to be disclosed by the Company on a Form 8-K during the fourth quarter of 2006 but not reported.

Part III

Item 10. Directors, Executive Officers And Corporate Governance

The information regarding Company directors required by this item is incorporated herein by reference to information under the headings "Corporate Governance and Board Matters" and "Proposal No. 1 - Election of Directors" in the 2007 Proxy Statement. Information regarding the members of the Audit Committee, the Company's code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated by reference to the information under the aforesaid headings, as well as the headings "Section 16(a) Beneficial Ownership Reporting Compliance," in the 2007 Proxy Statement. The information regarding our executive officers required by this item is incorporated by reference to the information in the 2007 Proxy Statement.

Item 11. Executive Compensation

Information   concerning  executive   compensation  is  incorporated  herein  by
reference to the information under the heading "EXECUTIVE COMPENSATION" in the 2007 Proxy Statement.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning security ownership of management is incorporated herein by reference to the information under the heading "STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007.

Item  13.  Certain   Relationships  And  Related   Transactions,   And  Director
Independence

Information concerning relationships and related transactions, and director independence is incorporated herein by reference to the information under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION", "CORPORATE GOVERNANCE AND BOARD MATTERS" and "CERATIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS" in the 2007 Proxy Statement.

Item 14. Principal Accountant Fees And Services

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings "REPORT OF THE AUDIT COMMITTEE" and "RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2007 Proxy Statement.


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

(a) (3) Exhibits

The following exhibits are filed herein:

Exhibit
Number                  Document
------                  --------

2.1         Agreement  and Plan of  Merger  between  Community  Bank  Shares  of
              Indiana,  Inc., The Bancshares,  Inc., and CBIN  Subsidiary,  Inc.
              (11)

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

10.12       Consulting Agreement with Dale L. Orem * (7)

10.13       Community  Bank  Shares of Indiana,  Inc.  and  Affiliates  Business
              Ethics Policy (7)

10.14       Lease Agreement with Al Josam Dixieland, LLC (7)

10.15       Lease Agreement with JWL Properties, LLC (7)

10.16       Community Bank Shares of Indiana, Inc. 2005 Stock Award Plan (8)

10.17       Amendment to Employment Agreement with James D. Rickard * (9)

10.18       Amendment to Employment Agreement with Christopher L. Bottorff * (9)

10.19       Amendment to Employment Agreement with Kevin J. Cecil * (9)

10.20       Amendment to Employment Agreement with Paul A. Chrisco * (9)

10.21       Amendment  to  Community  Bank Shares of Indiana,  Inc.  Performance
              Units Plan (10)

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


--------------------------------------------------------------------------------

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

(6) Incorporated by reference to the Annual Report on Form 10-K filed March 31, 2003.

(7) Incorporated by reference to the Annual Report on Form 10-K filed March 30, 2004.

(8) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-8, filed September 13, 2005, and any amendments thereto, Registration Statement No. 333-128278.

(9) Incorporated by reference from the exhibits filed with Form 8-K, filed November 6, 2006.

(10) Incorporated by reference from the exhibits filed with Form 8-K, filed October 23, 2006

(11) Incorporated by reference from the exhibits filed with Form 8-K, filed February 16, 2006.

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

                                         COMMUNITY BANK SHARES
                                         OF INDIANA, INC.


March 29, 2007                           By: /s/ James D. Rickard
                                         ----------------------------
                                         James D. Rickard
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /s/ James D. Rickard        President, Chief Executive Officer, and Director      March 29, 2007
   --------------------        (Principal Executive Officer)
   James D. Rickard

   /s/ Paul A. Chrisco         Senior Vice-President and Chief Financial Officer     March 29, 2007
   -------------------         (Principal Financial and Accounting Officer)
   Paul A. Chrisco

   /s/ Timothy T. Shea         Chairman of the Board of Directors and Director       March 29, 2007
   -------------------
   Timothy T. Shea

   /s/ Gary L. Libs            Director                                              March 29, 2007
   ----------------
   Gary L. Libs

   /s/ R. Wayne Estopinal      Director                                              March 29, 2007
   ----------------------
   R. Wayne Estopinal

   /s/ George M. Ballard       Director                                              March 29, 2007
   ---------------------
   George M. Ballard

   /s/ Gordon L. Huncilman     Director                                              March 29, 2007
   -----------------------
   Gordon L. Huncilman

   /s/ Kerry M. Stemler        Director                                              March 29, 2007
   --------------------
   Kerry M. Stemler

   /s/ Steven R. Stemler       Director                                              March 29, 2007
   ---------------------
   Steven R. Stemler

   /s/ Dale L. Orem            Director                                              March 29, 2007
   ----------------
   Dale L. Orem


--------------------------------------------------------------------------------

Exhibit Index

Exhibit
Number                   Document
------                   --------

2.1         Agreement  and Plan of  Merger  between  Community  Bank  Shares  of
              Indiana,  Inc., The Bancshares,  Inc., and CBIN  Subsidiary,  Inc.
              (11)

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

10.12       Consulting Agreement with Dale L. Orem * (7)

10.13       Community  Bank  Shares of Indiana,  Inc.  and  Affiliates  Business
              Ethics Policy (7)

10.14       Lease Agreement with Al Josam Dixieland, LLC (7)

10.15       Lease Agreement with JWL Properties, LLC (7)

10.16       Community Bank Shares of Indiana, Inc. 2005 Stock Award Plan (8)

10.17       Amendment to Employment Agreement with James D. Rickard * (9)

10.18       Amendment to Employment Agreement with Christopher L. Bottorff * (9)

10.19       Amendment to Employment Agreement with Kevin J. Cecil * (9)

10.20       Amendment to Employment Agreement with Paul A. Chrisco * (9)

10.21       Amendment  to  Community  Bank Shares of Indiana,  Inc.  Performance
              Units Plan (10)

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

(6) Incorporated by reference to the Annual Report on Form 10-K filed March 31, 2003.

(7) Incorporated by reference to the Annual Report on Form 10-K filed March 30, 2004.

(8) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-8, filed September 13, 2005, and any amendments thereto, Registration Statement No. 333-128278.

(9) Incorporated by reference from the exhibits filed with Form 8-K, filed November 6, 2006.

(10) Incorporated by reference from the exhibits filed with Form 8-K, filed October 23, 2006

(11) Incorporated by reference from the exhibits filed with Form 8-K, filed February 16, 2006.


--------------------------------------------------------------------------------