Form 10-Q
period 2007-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2007-05-15
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large Accelerated Filer |_| Accelerated Filer |_| Non- Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities

Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. . Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,403,994 shares of common stock were outstanding as of April 27, 2007.


                                   - - 2 - -

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I    Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets.................................4

                   Consolidated Statements of Income...........................5

                   Consolidated Statement of Changes in Stockholders'
                   Equity......................................................6

                   Consolidated Statements of Cash Flows.......................7

                   Notes to Consolidated Financial Statements...............8-15

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................16-24

          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk....................................................25-27

          Item 4.  Controls and Procedures....................................28

Part II   Other Information

          Item 6.  Exhibits...................................................29

Signatures....................................................................30

Exhibit Index.................................................................31


                                   - - 3 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      March 31,      December 31,
                                                                        2007            2006
                                                                    -------------   -------------
                                                                  (In thousands, except share data)
ASSETS
Cash and due from financial institutions                              $  13,492       $  20,224
Interest-bearing deposits in other financial institutions                 8,046           1,210
Securities available for sale                                           113,675         121,311
Loans held for sale                                                       1,500             908
Loans, net of allowance for loan losses of $5,629 and $5,654            609,528         607,932
Federal Home Loan Bank and Federal Reserve stock                          7,355           7,418
Accrued interest receivable                                               3,786           3,968
Premises and equipment, net                                              15,102          15,025
Cash surrender value life insurance                                      16,403          16,233
Goodwill                                                                 15,992          15,983
Core deposit intangibles                                                  2,786           2,893
Other assets                                                              3,453           3,528
                                                                      -------------------------
     Total Assets                                                     $ 811,118       $ 816,633
                                                                      =========================

LIABILITIES
Deposits
     Non interest-bearing                                             $  78,918       $  74,850
     Interest-bearing                                                   503,048         475,068
                                                                      -------------------------
         Total deposits                                                 581,966         549,918
Short-term borrowings                                                    50,617          84,335
Federal Home Loan Bank advances                                          89,300          92,756
Subordinated debentures                                                  17,000          17,000
Accrued interest payable                                                  2,388           2,178
Other liabilities                                                         4,527           4,905
                                                                      -------------------------
     Total Liabilities                                                  745,798         751,092
                                                                      -------------------------
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized;
     none issued                                                             --              --
Common stock, $.10 par value per share; 10,000,000 shares
     authorized; 3,863,942 issued; 3,403,994 and 3,439,519
     shares outstanding                                                     386             386
Additional paid-in capital                                               44,929          45,032
Retained earnings                                                        28,983          28,519
Accumulated other comprehensive loss                                     (1,498)         (1,741)
Treasury stock, at cost (2007 - 459,948 shares, 2006 - 424,423
     shares)                                                             (7,480)         (6,655)
                                                                      -------------------------
         Total Stockholders' Equity                                      65,320          65,541
                                                                      -------------------------
         Total Liabilities and Stockholders' Equity                   $ 811,118       $ 816,633
                                                                      =========================

See accompanying notes to consolidated financial statements.


                                   - - 4 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                     2007            2006
                                                                  ---------       ---------
                                                              (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                          $  11,097       $   8,701
   Taxable securities                                                 1,287           1,005
   Tax-exempt securities                                                128              77
   Federal Home Loan Bank dividends                                      96             113
   Interest-bearing deposits in other financial institutions             30              38
                                                                  -------------------------
       Total interest income                                         12,638           9,934
                                                                  -------------------------

INTEREST EXPENSE
   Deposits                                                           4,731           3,785
   Other short-term borrowings                                          724             507
   Federal Home Loan Bank advances                                    1,349           1,111
   Subordinated debentures                                              317             126
                                                                  -------------------------
     Total interest expense                                           7,121           5,529
                                                                  -------------------------
     Net interest income                                              5,517           4,405
   Provision for loan losses                                            144             125
                                                                  -------------------------
     Net interest income after provision for loan losses              5,373           4,280
                                                                  -------------------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                  900             646
   Commission income                                                     38              19
   Net loss on sale of available for sale securities                     (8)             --
   Net gain on sale of mortgage loans                                    36              88
   Loan servicing income, net of amortization                            14              18
   Increase in cash surrender value of life insurance                   170             137
   Other income                                                         108              69
                                                                  -------------------------
       Total non-interest income                                      1,258             977
                                                                  -------------------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                     2,800           2,246
   Occupancy                                                            463             340
   Equipment                                                            320             275
   Data processing                                                      565             531
   Marketing and advertising                                            159             159
   Legal and professional service fees                                  284             218
   Other                                                                731             457
                                                                  -------------------------
       Total non-interest expense                                     5,322           4,226
                                                                  -------------------------
   Income before income taxes                                         1,309           1,031
   Income tax expense                                                   294             236
                                                                  -------------------------
   Net Income                                                     $   1,015       $     795
                                                                  =========================

   Earnings per share:
       Basic                                                      $    0.30       $    0.31
                                                                  =========================
       Diluted                                                    $    0.29       $    0.30
                                                                  =========================

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                             Common                 Additional                  Other                     Total
                                             Shares       Common     Paid-In      Retained  Comprehensive   Treasury   Stockholders'
                                           Outstanding    Stock      Capital      Earnings       Loss        Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2007                    3,439,519    $    386    $ 45,032     $ 28,519     $ (1,741)    $ (6,655)    $ 65,541
Comprehensive income:
  Net income                                       --          --          --        1,015           --           --        1,015
  Change in unrealized gains (losses),
    securities available for sale net of
    reclassifications and tax effects              --          --          --           --          170           --          170
  Change in unrealized gains (losses),
    interest rate swaps net of
    reclassifications and tax effects              --          --          --           --           99           --           99
  Change in funded status of pension
    liability, net of tax effects                  --          --          --           --          (26)          --          (26)
                                            -------------------------------------------------------------------------------------
      Total comprehensive income                   --          --          --        1,015          243           --        1,258
                                            -------------------------------------------------------------------------------------
Cash dividends declared ($0.16 per share)          --          --          --         (551)          --           --         (551)
Purchase treasury stock                       (43,000)         --          --           --           --         (944)        (944)
Issuance of performance unit shares             7,475          --        (119)          --           --          119           --
Stock award expense                                --          --          16           --           --           --           16
---------------------------------------------------------------------------------------------------------------------------------
  Balance, March 31, 2007                   3,403,994    $    386    $ 44,929     $ 28,983     $ (1,498)    $ (7,480)    $ 65,320
=================================================================================================================================

See accompanying notes to consolidated financial statements.


                                   - - 6 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                        2007           2006
                                                                      ---------      ---------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $   1,015      $     795
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for loan losses                                              144            125
     Depreciation and amortization expense                                  365            283
     Net (accretion) amortization of securities                             (18)            38
     Net loss on sales of available for sale securities                       8             --
     Mortgage loans originated for sale                                  (3,051)        (5,022)
     Proceeds from mortgage loan sales                                    2,495          5,571
     Net gain on sales of mortgage loans                                    (36)           (88)
     Increase in cash surrender value of life insurance                    (170)          (137)
     Federal Home Loan Bank stock dividends                                  --            (15)
     Stock award expense                                                      4             41
     Loss on disposition of other real estate                                 5             --
     Net change in
       Accrued interest receivable                                          182             62
       Accrued interest payable                                             210            291
       Other assets                                                        (155)          (930)
       Other liabilities                                                    (89)           408
                                                                      ------------------------
         Net cash from operating activities                                 909          1,422
                                                                      ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest-bearing deposits                             (6,836)           296
     Available for sale securities:
       Sales                                                              1,501             --
       Purchases                                                         (1,502)        (3,647)
       Maturities, prepayments and calls                                  7,939          2,816
     Loan originations and payments, net                                 (1,776)       (12,727)
     Purchase of premises and equipment, net                               (390)        (1,326)
     Redemption of FHLB stock                                                63             --
                                                                      ------------------------
         Net cash from investing activities                              (1,001)       (14,588)
                                                                      ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                              32,073         29,092
     Net change in short-term borrowings                                (33,718)         8,998
     Proceeds from Federal Home Loan Bank advances                       13,500             --
     Repayment of Federal Home Loan Bank advances                       (17,000)       (23,000)
     Purchase of treasury stock                                            (944)          (349)
     Tax benefit from stock options exercised                                --             79
     Exercise of stock options                                               --             --
     Cash dividends paid                                                   (551)          (417)
                                                                      ------------------------
         Net cash from financing activities                              (6,640)        14,403
                                                                      ------------------------
Net change in cash and due from financial institutions                   (6,732)         1,237
Cash and due from financial institutions at beginning of period          20,224         11,225
                                                                      ------------------------

Cash and due from financial institutions at end of period             $  13,492      $  12,462
                                                                      ========================
Supplemental noncash disclosures:
     Transfer from loans to foreclosed real estate                    $     145      $      --
     Sale and financing of foreclosed real estate                     $      70      $      --

See accompanying notes to consolidated financial statements.


                                   - - 7 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Presentation of Interim Information

Community Bank Shares of Indiana, Inc. ("we," "our" or "us") is a bank holding company headquartered in New Albany, Indiana. Our wholly-owned banking subsidiaries are 1) Your Community Bank, which changed its name effective November 1, 2005 from Community Bank of Southern Indiana ("Your Community Bank"), and 2) The Scott County State Bank ("Scott County State Bank"), which we acquired on July 1, 2006 through our acquisition of The Bancshares, Inc (Your Community Bank and Scott County State Bank are at times collectively referred to herein as the "Banks"). The Banks are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions. Your Community Bank is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Office of Financial Institutions. Scott County State Bank is also regulated by the Federal Reserve.

Your Community Bank has three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities previously owned by Your Community Bank.

Your Community Bank also has a Community Development Entity (CDE) subsidiary formed in July 2002 named CBSI Development Fund, Inc. The CDE enables Your Community Bank to participate in the federal New Markets Tax Credit ("NMTC") Program. The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE's.

In June 2004 and June 2006, we completed placements of floating rate subordinated debentures through two trusts that we formed, Community Bank Shares
(IN) Statutory Trust I and Trust II ("Trusts"). Because the Trusts are not consolidated with us, pursuant to FASB Interpretation No. 46, our financial statements reflect the subordinated debt we issued to the Trusts.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2006. The consolidated financial statements include our accounts and our subsidiaries' accounts. All material intercompany balances and transactions have been eliminated in consolidation.


                                   - - 8 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Reclassifications:   Some  items  in  the  prior   financial   statements   were
reclassified to conform to the current presentation.

2. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

                                                                   Gross        Gross
                                                                 Unrealized   Unrealized
                                                    Fair Value     Gains        Losses
                                                    ------------------------------------
                                                               (In thousands)
      March 31, 2007:
         Securities available for sale:
           U.S. Government and federal agency          27,058           50         (110)
           State and municipal                         10,957          205           (7)
           Mortgage-backed                             65,753          141       (1,260)
           Corporate bonds                              9,666           63          (30)
           Mutual funds                                   241           --           (9)
                                                     ----------------------------------
             Total securities available for sale     $113,675     $    459     $ (1,416)
                                                     ==================================

      December 31, 2006:
         Securities available for sale:
           U.S. Government and federal agency          29,972           48         (159)
           State and municipal                         11,645          228           (8)
           Mortgage-backed                             67,304          117       (1,464)
           Corporate bonds                             12,150           55          (56)
           Mutual funds                                   240           --          (10)
                                                     ----------------------------------
             Total securities available for sale     $121,311     $    448     $ (1,697)
                                                     ==================================

Securities with unrealized losses at March 31, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

                                    Less than 12 Months       12 Months or More              Total
                                    -------------------       -----------------              -----
                                    Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
March 31, 2007                      Value        Loss         Value        Loss         Value        Loss
--------------                      -----        ----         -----        ----         -----        ----
(In thousands)
  U. S. Government and federal
       agency                      $    985    $     (1)    $ 21,105     $   (109)    $ 22,090     $   (110)
  State and municipal                   303          (2)         539           (5)         842           (7)
  Mortgage-backed                     1,501          (1)      50,199       (1,259)      51,700       (1,260)
  Corporate bonds                        --       1,490          (30)       1,490          (30)
  Mutual funds                           --          --          241           (9)         241           (9)
                                   --------    --------     --------     --------     --------     --------

  Total temporarily impaired       $  2,789    $     (4)    $ 73,574     $ (1,412)    $ 76,363     $ (1,416)
                                   ========    ========     ========     ========     ========     ========


                                   - - 9 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                    Less than 12 Months       12 Months or More               Total
                                     Fair     Unrealized      Fair      Unrealized      Fair      Unrealized
December 31, 2006                    Value       Loss         Value        Loss         Value        Loss
-----------------                  --------    --------     --------     --------     --------     --------
(In thousands)
  U. S. Government and federal
       agency                      $ 11,838    $    (28)    $ 11,647     $   (131)    $ 23,485     $   (159)
  State and municipal                   125          (1)         737           (7)         862           (8)
  Mortgage-backed                     4,571         (26)      50,473       (1,438)      55,044       (1,464)
  Corporate bonds                        --       3,490          (56)       3,490          (56)
  Mutual funds                           --          --          240          (10)         240          (10)
                                   --------    --------     --------     --------     --------     --------

  Total temporarily impaired       $ 16,534    $    (55)    $ 66,587     $ (1,642)    $ 83,121     $ (1,697)
                                   ========    ========     ========     ========     ========     ========

All unrealized losses are reviewed on at least a quarterly basis to determine whether the losses are other than temporary and are reviewed more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. Unrealized losses on securities have not been recognized into income because the issuers' securities are of high credit quality (rate A- or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. Management has concluded these losses are not significant individually, or in the aggregate; the fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

3. Loans

Loans at March 31, 2007 and December 31, 2006 consisted of the following:

                                           March 31, 2007    December 31, 2006
                                         ---------------------------------------
                                                     (In thousands)
      Commercial                             $  85,471           $  80,132
      Mortgage loans on real estate:
         Residential                           186,843             187,080
         Commercial                            179,677             179,405
         Construction                           80,572              83,944
      Home equity                               62,396              62,720
      Loans secured by deposit accounts            892                 756
      Consumer                                  19,306              19,549
                                             -----------------------------
         Subtotal                              615,157             613,586
      Less:
         Allowance for loan losses              (5,629)             (5,654)
                                             -----------------------------
      Loans, net                             $ 609,528           $ 607,932
                                             =============================


                                   - - 10 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Deposits

Deposits at March 31, 2007 and December 31, 2006 consisted of the following:

                                                        March 31, 2007   December 31, 2006
                                                      --------------------------------------
                                                                  (In thousands)
      Demand (NOW)                                         $  64,678         $  63,542
      Money market accounts                                  119,069           115,248
      Savings                                                 30,607            30,264
      Individual retirement accounts-certificates of
        deposits                                              28,569            27,054
      Certificates of deposit, $100,000 and over             106,010            95,069
      Other certificates of deposit                          154,115           143,891
                                                           ---------------------------
      Total interest bearing deposits                        503,048           475,068

      Total non-interest bearing deposits                     78,918            74,850
                                                           ---------------------------
             Total deposits                                $ 581,966         $ 549,918
                                                           ===========================

5. Earnings Per Share

Earnings per share were computed as follows:

                                                                 Three months ended
                                                                      March 31,
                                                              ------------------------
In thousands, except for share and per share amounts             2007          2006
                                                              ----------    ----------
Basic:
     Earnings:
         Net income                                           $    1,015    $      795
                                                              ========================
     Shares:
         Weighted average common shares outstanding            3,436,175     2,600,211
                                                              ========================
Net income per share, basic                                   $     0.30    $     0.31
                                                              ========================
Diluted:
     Earnings:
         Net income                                           $    1,015    $      795
                                                              ========================
     Shares:
         Weighted average common shares outstanding            3,436,175     2,600,211
             Add: Dilutive effect of outstanding options          30,072        35,154
                                                              ------------------------
         Weighted average common shares outstanding, as
             adjusted                                          3,466,247     2,635,365
                                                              ========================
Net income per share, diluted                                 $     0.29    $     0.30
                                                              ========================


                                   - - 11 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Stock options for 137,450 and 78,900 shares of common stock were excluded from the calculation of diluted net income per share for the three months ended March 31, 2007 and 2006, respectively, because their effect was antidilutive. Performance units totaling 30,500 and 23,000 were excluded from the calculation of diluted net income per share for the three months ended March 31, 2007 and March 31, 2006, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

6. Derivative Financial Instruments and Hedging Activities

On August 30, 2002, we entered into a $25,000,000 interest rate swap arrangement to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 6.51%. An additional $25,000,000 interest rate swap was entered into on June 19, 2003 to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 5.22%. The variable rate of the swaps resets daily, with net interest being settled monthly. The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the swaps.

The swaps have been designated by management as cash flow hedges of our Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on June 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive loss and will be reclassified to earnings over the lives of the hedges. During the quarters ended March 31, 2007 and 2006 respectively, we recognized expense of $297,000 and $197,000. The fair values of the swaps as of March 31, 2007 and December 31, 2006 were liabilities of $1.0 million and $1.3 million, respectively, and were included in other liabilities.

7. Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date. Non-employee directors are eligible to receive only nonqualified stock options. We may grant stock options under the current plan for an additional 263,050 shares of common stock. The aggregate intrinsic value for options outstanding at March 31, 2007 and December 31, 2006 was $350,000 and $756,000, respectively while the aggregate intrinsic value for options exercisable at March 31, 2007 and December 31, 2006 was $617,000 and $716,000, respectively. There was $261,000 and $298,000 in total compensation cost related to unvested options not recognized at March 31, 2007 and December 31, 2006, respectively, with a weighted-average period of 2.0 and 1.7 years over which the cost is expected to be recognized as of March 31, 2007 and December 31, 2006, respectively. We did not grant options during the first quarter of 2007 and granted 2,000 during the first quarter of 2006, and recognized $37,000 and $24,000 in expense for stock options for the three months ended March 31, 2007 and 2006, respectively. During the first quarter of 2007, 1,500 options were forfeited.


                                   - - 12 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

We may grant performance unit awards to employees for up to 275,000 shares of common stock. The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date. We granted 30,500 performance units during 2006. We did not grant performance units during the three-months ended March 31, 2007. We reversed $33,000 of previously recognized expense for performance units awards for the three months ended March 31, 2007 and recognized $26,000 in expense for the three months ended March 31, 2006.

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

                                                          Three months ended
                                                               March 31,
                                                               ---------
                                                          2007           2006
                                                          ----           ----

Unrealized holding gains (loss) on
    available for sale securities                       $    249       $   (365)
Less reclassification adjustments for
    Gains (losses) recognized in income                       (8)            --
                                                        --------       --------
Net unrealized gain (loss) on securities
    available for sale, net of reclassifications             257           (365)

Unrealized holding gain (loss) on interest
    rate swaps                                              (145)          (365)
Amounts reclassified to interest (income)
    expense                                                  297            197
                                                        --------       --------
Net unrealized gain (loss) on interest rate
    swaps, net of reclassifications                          152           (168)

Change in minimum pension liability                          (41)            15
                                                        --------       --------

Other comprehensive income (loss)
    before tax effects                                       368           (518)
Tax effect                                                  (125)           176
                                                        --------       --------

Other comprehensive income (loss)                       $    243       $   (342)
                                                        ========       ========

9. Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issues SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and financial liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements.


                                   - - 13 - -

SFAS 159 is effective for the Company's financial statements for the year beginning on January 1, 2008. Management is currently evaluating the impact of the adoption of SFAS 159 on the Corporation's financial position and results of operations.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. We have not completed our evaluation of the impact of the adoption of this standard.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. We have not completed our evaluation of the impact of adoption of EITF 06-4.


                                   - - 14 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. The adoption of FIN 48 had no affect on our financial statements. The amount of unrecognized tax benefits as of January 1, 2007 totaled $71,000, which would increase income from continuing operations, and thus impact the our effective tax rate, if ultimately recognized into income. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense, and interest was accrued as of January 1, 2007.

We file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2002. We file along with our subsidiaries doing business in Indiana file a combined unitary return, which is subject to examination for all years after 2002. We are currently under audit by the Internal Revenue Service for the 2004 tax year. The anticipated effect on unrecognized tax benefits resulting from this audit cannot be determined at this time.

Additionally, we anticipate the statute of limitations will close during 2007 on a tax position taken in the federal income tax return. Should this statute close on the position as taken in the return, we will recognize previously unrecognized tax benefits, which will reduce income tax expense.


                                   - - 15 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on our current expectations regarding our business strategies and their intended results and our future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to our actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; competitive conditions in the banking markets served by our subsidiaries; the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans; and other factors disclosed periodically in our filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by us or on our behalf. We assume no obligation to update any forward-looking statements.

Financial Condition

Total assets decreased 0.7% to $811.1 million at March 31, 2007 from $816.6 million at December 31, 2006, primarily due to maturities of available for sale securities. We utilized net cash flow generated during the quarter to reduce the balance of short-term borrowings and Federal Home Loan Bank ("FHLB") advances from $84.3 million and $92.8 million, respectively, as of December 31, 2006 to $50.6 million and $89.3 million as of March 31, 2007. Cash and due from financial institutions decreased by $6.7 million or 33.3% from December 31, 2006 to $13.5 million as of March 31, 2007 while interest bearing deposits in other financial institutions increased by $6.8 million or 565% from December 31, 2006 to $8.0 million as of March 31, 2007. Total deposits increased from $549.9 million as of December 31, 2006 to $582.0 million as of March 31, 2007 which included growth of non-interest bearing deposits from $74.9 million as of December 31, 2006 to $78.9 million as of March 31, 2007. The growth in
non-interest   bearing   deposits  is  also  due  to  our  continued   focus  on
cross-selling existing customers along with focusing on excellent customer service principles resulting in increases in the number and balance of non-interest bearing deposits. Also, we have increased our deposit product offerings which are having a positive impact on our ability to attract new, non-interest deposit accounts.

Net loans increased 0.3% to $609.5 million at March 31, 2007 from $607.9 million at December 31, 2006. We attributes the minimal growth in the loan portfolio to a continued focus on improving net interest margin and growing the loan portfolio through measured originations to commercial customers.

Securities available for sale decreased from December 31, 2006 by $7.6 million to $113.7 million as of March 31, 2007 primarily due to maturities of $7.9 million and sales of $1.5 million.


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

Interest bearing deposits grew by 5.8% from December 31, 2006 to $503.0 million as of March 31, 2007 while non-interest bearing deposit accounts grew by 5.4% to $78.9 million as of March 31, 2007. We attribute the growth in interest bearing deposits to certificate of deposit specials, purchases of brokered certificates of deposits, and the result of a continued focus on developing customer relationships and cross selling existing customers.

Results of Operations

Net Income. Net income was $1.0 million for the three months ended March 31, 2007, an increase of $220,000 or 27.7% from $795,000 for the quarter ended March 31, 2006. Basic and diluted net income per share were $0.30 and $0.29, respectively, for the first quarter of 2007, compared to $0.31 and $0.30 for same period in 2006, a decrease of 3.2% and 3.3%, respectively. Annualized returns on average assets and average stockholders' equity were 0.51% and 6.25%, respectively, for the first quarter of 2006, compared to 0.48% and 7.46%, respectively, for the same period in 2006.

Net interest income. Net interest income increased $1.1 million, or 25.2%, for the first quarter of 2007 compared to the first quarter of 2006 due to the acquisition of Scott County State Bank on July 1, 2006 which provided net interest income of $1.4 million during the quarter ended March 31, 2007. Excluding the operations of Scott County State Bank, net interest income decreased by $292,000 from the quarter ended March 31, 2006 due to an increase in interest expense recognized on our interest rate swaps of $100,000 and funding costs increasing at a faster rate than the yield on earning assets. The net interest margin for the first quarter of 2007 was 2.99% compared to 2.81% for the equivalent period in 2006. Average earning assets increased 17.7% to $747.7 million for the three months ended March 31, 2007 from $635.1 million for the equivalent period in 2006, due to the acquisition of Scott County State Bank on July 1, 2006. Excluding the average earning assets of Scott County State Bank, the change in average interest earning assets was relatively small.

The cost of interest-bearing liabilities continues to be significantly affected by the $89.3 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to us, and are on average higher than current alternative costs of funds. If the FHLB puts an advance back to us, we can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). We estimate the three-month LIBOR would have to rise in excess of 200 basis points before the FHLB would exercise its option on the majority of the individual advances. We use FHLB advances for both short- and long-term funding. The balances reported at March 31, 2007 and December 31, 2006 are comprised of long-term and short-term advances.


                                   - - 17 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Average Balance Sheets. The following tables set forth certain information relating to our average balance sheets and reflect the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are computed on daily average balances. Yields on tax-exempt securities have not been presented on a tax equivalent basis. Loans held for sale and loans no longer accruing interest are included in total loans.

                                                                          Three Months Ended March 31,
                                                  ------------------------------------------------------------------------------
                                                                  2007                                     2006
                                                  --------------------------------------   -------------------------------------
                                                   Average                     Average      Average                     Average
                                                   Balance      Interest      Yield/Cost    Balance      Interest      Yield/Cost
                                                  ---------     ---------     ----------   ---------     ---------     ----------
                                                              (In thousands)                           (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with financial
     institutions                                 $   4,139     $      30         2.94%    $   4,088     $      38         3.77%
   Taxable securities                               108,284         1,287         4.82%       94,475         1,005         4.31%
   Tax-exempt securities                             10,904           128         4.76%        6,162            77         5.07%
   Total loans and fees (1) (2)                     617,021        11,097         7.29%      521,804         8,701         6.76%
   FHLB stock                                         7,373            96         5.28%        8,573           113         5.35%
                                                  ---------     ---------                  ---------     ---------
Total earning assets                                747,721        12,638         6.85%      635,102         9,934         6.34%

   Less: Allowance for loan losses                   (5,629)                                  (5,943)
   Non-earning assets:
   Cash and due from banks                           16,557                                   12,444
   Bank premises and equipment, net                  15,141                                   11,713
   Accrued interest receivable and other assets      37,565                                   14,585
                                                  ---------                                ---------
Total assets                                      $ 811,355                                $ 667,901
                                                  =========                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                              $ 207,623     $   1,352         2.64%    $ 220,221     $   1,548         2.85%
   Time deposits                                    285,449         3,379         4.80%      220,310         2,237         4.12%
   Federal funds purchased and repurchase
     agreements                                      61,352           724         4.79%       50,304           507         4.09%
   FHLB advances                                     92,589         1,349         5.91%       77,011         1,111         5.85%
   Subordinated debentures                           17,000           317         7.56%        7,000           126         7.30%
                                                  ---------     ---------                  ---------     ---------
Total interest-bearing liabilities                  664,013         7,121         4.35%      574,846         5,529         3.90%

Non-interest bearing liabilities:
Non-interest demand deposits                         76,250                                   48,493
Accrued interest payable and other liabilities        5,214                                    1,350
Stockholders' equity                                 65,878                                   43,212
                                                  ---------                                ---------
Total liabilities and stockholders' equity        $ 811,355                                $ 667,901
                                                  =========                                =========

Net interest income                                             $   5,517                                $   4,405
                                                                =========                                =========

Net interest spread                                                               2.50%                                    2.44%
Net interest margin                                                               2.99%                                    2.81%

(1) The amount of fee income included in interest on loans was $262 and $154 for the three months ended March 31, 2007 and 2006. The amount of income (expense) from derivatives was ($297) and ($197) for the three months ended March 31, 2007 and 2006.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.


                                   - - 18 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Rate/Volume Analysis. The table below illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                            ----------------------------------
                                                             Three Months Ended March 31, 2007
                                                                        compared to
                                                             Three Months Ended March 31, 2006
                                                                 Increase/(Decrease) Due to
                                                            ----------------------------------
                                                            Total Net
                                                             Change       Volume        Rate
                                                            ----------------------------------
                                                                       (in thousands)
Interest income:
   Interest-bearing deposits with financial institutions     $    (8)     $    --      $    (8)
   Taxable securities                                            282          157          125
   Tax-exempt securities                                          51           56           (5)
   Total loans and fees                                        2,396        1,675          721
   FHLB and Federal Reserve stock                                (17)         (16)          (1)
                                                             ---------------------------------
Total increase in interest income                              2,704        1,872          832
                                                             ---------------------------------

Interest expense:
   Savings and other                                            (196)         (86)        (110)
   Time deposits                                               1,142          732          410
   Federal funds purchased and repurchase agreements             217          122           95
   FHLB advances                                                 238          227           11
   Subordinated debentures                                       191          186            5
                                                             ---------------------------------
Total increase in interest expense                             1,592        1,181          411
                                                             ---------------------------------
Increase in net interest income                              $ 1,112      $   691      $   421
                                                             =================================


                                   - - 19 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Allowance and Provision for Loan Losses. Our financial performance depends on the quality of the loans we originate and management's ability to assess the degree of risk in existing loans when it determines the allowance for loan losses. An increase in loan charge-offs or non-performing loans or an inadequate allowance for loan losses could have an adverse effect on net income. The allowance is determined based on the application of loss estimates to graded loans by categories.

Summary of Loan Loss Experience:

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
Activity for the period ended:                            2007           2006
                                                        --------       --------
                                                             (in thousands)
Beginning balance                                       $  5,654       $  5,920
Charge-offs:
   Residential real estate                                   (10)           (35)
   Commercial real estate                                    (44)            --
   Construction                                               --             --
   Commercial business                                        --            (20)
   Home equity                                               (94)            (9)
   Consumer                                                  (32)           (28)
                                                        -----------------------
       Total                                                (180)           (92)

Recoveries:
   Residential real estate                                    --             --
   Commercial real estate                                      2              2
   Construction                                               --             --
   Commercial business                                         4              2
   Home equity                                                --             --
   Consumer                                                    5              1
                                                        -----------------------
       Total                                                  11              5
                                                        -----------------------
   Net loan charge-offs                                     (169)           (87)

Provision                                                    144            125
                                                        -----------------------
Ending balance                                          $  5,629       $  5,958
                                                        =======================

Provision for loan losses increased by $19,000 or 15.2% to $144,000 for the quarter ended March 31, 2007 as compared to $125,000 in the same period in 2006. The increase was due primarily to an increase in the severity of certain classified loans and an increase in net charge-offs for the period ended March 31, 2007 as compared to the same period in 2006 and for the quarter ended December 31, 2006 offset by a reduction in management's estimate of potential losses on Scott County State Bank's unclassified credits. The reduction in the estimate of potential losses on unclassified credits reduced management's estimate of the required allowance for loan losses necessary for losses that are probable within Scott County State Bank's portfolio, and correspondingly, the provision required to achieve the necessary allowance.


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

Non-performing assets. Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and
118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. We define impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans increased to $5.9 million at March 31, 2007 as compared to $4.4 million at December 31, 2006 due to the downgrade of a significant loan during the quarter. Management has allocated amounts for probable incurred losses associated with this credit and believes the outstanding balance, net of estimated potential loss, is a materially accurate assessment of the potential net collectibilty of this credit given the current circumstances and management's best estimate of the potential outcome as of March 31, 2007. Management is monitoring the ongoing collection procedures of this credit and will provide additional amounts should circumstances warrant.

                                                      March 31, 2007   December 31, 2006
                                                    --------------------------------------
                                                               (In thousands)
Loans on non-accrual status                              $   6,007         $   5,566
Loans past due 90 days or more and still accruing               --                --
                                                         ---------------------------
                                                             6,007             5,566
Total non-performing loans

Other real estate owned                                        525               457
                                                         ---------------------------
Total non-performing assets                              $   6,532         $   6,023
                                                         ===========================
                                                              0.98%             0.91%
Non-performing loans to total loans
Non-performing assets to total loans                          1.06%             0.98%
Allowance as a percent of non-performing loans               93.71%           101.58%
Allowance as a percent of total loans                         0.92%             0.92%


                                   - - 21 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income increased 28.8% to $1.3 million for the first quarter of 2007 compared to the same period in 2006 primarily due to the acquisition of Scott County State Bank on July 1, 2006. Excluding non-interest income of Scott County State Bank of $221,000 for the quarter ended March 31, 2007, non-interest income increased by $60,000 or 6.1%. Service charges on deposit accounts, excluding operations of Scott County State Bank, increased by $83,000 or 12.8% as a result of an increase in service charges charged on deposit accounts, an increase in the number of transaction accounts, and an increase in the number of transactions. Net gain on sale of mortgage loans decreased from the quarter ended March 31, 2006 by $52,000 or 59.1% to $36,000 for the quarter ended March 31, 2007 due to a decrease in the volume of mortgage loans originated and sold in the secondary market.

Non-interest expense. Non-interest expense increased $1.1 million or 25.9% to $5.3 million for the quarter ended March 31, 2007 as compared to $4.2 million for the quarter ended March 31, 2006. The increase in non-interest expense was primarily due to the acquisition of Scott County State Bank on July 1, 2006. Excluding the operations of Scott County State Bank, total non-interest expense increased $114,000 or 2.7% from the quarter ended March 31, 2006. Salaries and benefits, the largest component of non-interest expense, increased 24.7% or $554,000 to $2.8 million for the quarter ended March 31, 2007 as compared to $2.2 million as of March 31, 2006 primarily due to the acquisition of Scott County State Bank. Our full-time equivalent employees grew from 180 to 219 over the same period. The average expense per full-time equivalent employee was $12,800 for the period ending March 31, 2007 compared to $12,500 for the same period in 2006. The acquisition of Scott County State Bank accounted for the increase in full-time equivalent employees representing 45 of our 219 full-time equivalent employees as of March 31, 2007. Occupancy expense, excluding $49,000 from the operations of Scott County State Bank, increased by $74,000 or 21.8% due to the execution of a lease agreement for a new branch location commencing in September of 2006 and an increase in repairs and maintenance expense.

Income tax expense. Income tax expense for the three months ended March 31, 2007 was $294,000 compared to $236,000 for the same period in 2006. The effective tax rate for the first quarter of 2007 was 22.5% compared to 22.9% for the same quarter of 2006.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2007, we had cash and interest-bearing deposits with banks of $21.5 million and securities available-for-sale with a fair value of $113.7 million. If we require funds beyond the funds we are able to generate internally, we have $59.7 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis, unused federal funds lines of credit with various nonaffiliated financial institutions of $45.0 million and $5.3 million of an unused line of credit with a nonaffiliated financial institution.


                                   - - 22 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2007, Your Community Bank and Scott County State Bank were each in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

March 31, 2007:

                                                          Total           Tier 1          Tier 1
                                                       Capital To       Capital To      Capital To
                                                      Risk-weighted   Risk-weighted       Average
                                                         Assets           Assets          Assets
                                                     ---------------------------------------------
Consolidated                                              11.3%            10.4%            8.2%
Your Community Bank                                       11.3%            10.4%            8.2%
Scott County State Bank                                   15.5%            14.8%            9.7%

Minimum to be well capitalized under regulatory
  capital requirements:                                   10.0%             6.0%            5.0%

December 31, 2006:

                                                          Total           Tier 1          Tier 1
                                                       Capital To       Capital To      Capital To
                                                      Risk-weighted   Risk-weighted       Average
                                                         Assets           Assets          Assets
                                                     ---------------------------------------------
Consolidated                                              11.4%            10.5%            8.1%
Your Community Bank                                       11.1%            10.2%            8.1%
Scott County State Bank                                   16.3%            15.4%            9.8%

Minimum to be well capitalized under regulatory
  capital requirements:                                   10.0%             6.0%            5.0%

We have been repurchasing shares of our common stock since May 21, 1999. A net total of 459,948 shares at an aggregate cost of $7.5 million have been repurchased since that time under both the current and prior repurchase plans. Our Board of Directors authorized a share repurchase plan in October 2004 under which a maximum of $5.0 million of our common stock may be purchased. Through March 31, 2007, a net total of $2.2 million had been expended to purchase 97,700 shares under the current repurchase plan.

During June 2004 and 2006, we completed placements of $7.0 million and $10.0 million floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II, (trusts we formed), respectively. These securities are reported as liabilities for financial reporting, but Tier 1 Capital for regulatory purposes. We intend to utilize the proceeds for general business purposes and to support the our future opportunities for growth.


                                   - - 23 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at March 31, 2007 were not significantly different from the information that was reported in the Company's annual report on Form 10-K for the year ended December 31, 2006.


                                   - - 24 - -

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Asset/liability management is the process of balance sheet control designed to ensure safety and soundness and to maintain liquidity and regulatory capital standards while maintaining acceptable net interest income. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. Management continually monitors interest rate and liquidity risk so that it can implement appropriate funding, investment, and other balance sheet strategies. Management considers market interest rate risk to be our most significant ongoing business risk consideration.

We currently contract with an independent third party consulting firm to measure our interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up and down within the model to estimate their combined effects on net interest income over a one-year horizon. Interest rate movements are spread equally over the forecast period of one year. We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. We believe that the changes made to its interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

Assumptions based on the historical behavior of our deposit rates and balances in relation to changes in interest rates are incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. We continually monitor and update the assumptions as new information becomes available. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, and actual variations from the managerial assumptions utilized under the model, as well as changes in market conditions and the application and timing of various management strategies.

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of March 31, 2007 our net interest income would decrease by an estimated 5.7%, or $1.2 million, over the one year forecast horizon. As of December 31, 2006, in the Up 200 Scenario we estimated that net interest income would decrease 5.6%, or $1.1 million, over a one year forecast horizon ending December 31, 2007. Given a gradual 200 basis point decrease in the projected yield curve used in the simulation model (Down 200 Scenario), we estimated that as of March 31, 2007 our net interest income would increase by an estimated 3.5%, or $738,000, over the one year forecast horizon. As of December 31, 2006, given a gradual decrease 200 basis point decrease in the projected yield curve, we estimated that net interest income would decrease 1.6%, or $324,000, over a one year forecast horizon ending December 31, 2007.

The projected results are within our asset/liability management policy limits which states that the negative impact to net interest income should not exceed 7% in a 100 or 200 basis point


                                   - - 25 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

decrease in the projected yield curve over a one year forecast horizon. The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; we can minimize the reduction in net interest income in a period of rising interest rates to the extent that we can curtail raising deposit rates during this period. We continue to explore transactions and strategies to both increase our net interest income and minimize our interest rate risk.

Our interest sensitivity profile at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2007 and December 31, 2006, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of March 31, 2007 and ending on March 31, 2008:

                                            Interest Rate Sensitivity as of March 31, 2007
                                     -----------------------------------------------------------
                                     Gradual Decrease in                     Gradual Increase in
                                        Rates of 200                             Rates of 200
                                        Basis Points             Base            Basis Points
                                     -----------------------------------------------------------
                                                            (In thousands)
Projected interest income:
   Loans                                   $  41,927           $  44,193          $  46,442
   Investments                                 5,063               5,236              5,377
   FHLB stock                                    369                 369                369
   Interest-bearing bank deposits                440                 556                672
                                           ------------------------------------------------
                                              47,799              50,354             52,860
Total interest Income

Projected interest expense:
   Deposits                                   17,015              19,125             21,350
   Short-term borrowings                       2,734               3,549              4,364
   FHLB advances                               4,916               5,142              5,675
   Subordinated debentures                     1,132               1,274              1,417
                                           ------------------------------------------------
Total interest expense                        25,797              29,090             32,806
                                           ------------------------------------------------
Net interest income                        $  22,002           $  21,264          $  20,054
                                           ================================================
Change from base                           $     738                              $  (1,210)
Percent change from base                        3.47%                                 (5.69)%


                                   - - 26 - -

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2006 and ending December 31, 2007:

                                                   Interest Rate Sensitivity as of December 31, 2006
                                              ------------------------------------------------------------
                                               Gradual Decrease in                    Gradual Increase in
                                              Interest Rates of 200                  Interest Rates of 200
                                                  Basis Points              Base          Basis Points
                                              ------------------------------------------------------------
                                                                       (In thousands)
Projected interest income:
   Loans                                            $  41,508            $  44,098          $  46,630
   Investments                                          5,573                5,690              5,814
   FHLB and FRB stock                                     364                  364                364
   Interest-bearing bank deposits in other
         Financial institutions                           340                  435                522
                                                    -------------------------------------------------
Total interest income                                  47,785               50,587             53,330

Projected interest expense:
   Deposits                                            17,575               18,778             20,975
   Short-term borrowings                                4,048                5,006              5,957
   FHLB advances                                        5,211                5,385              5,960
   Subordinated debentures                              1,133                1,276              1,416
                                                    -------------------------------------------------
Total interest expense                                 27,967               30,445             34,308
                                                    -------------------------------------------------
Net interest income                                 $  19,818            $  20,142          $  19,022
                                                    =================================================
Change from base                                    $    (324)                   ~          $  (1,120)
Percent change from base                                (1.61)%                  ~              (5.56)%


                                   - - 27 - -

                                 PART I - ITEM 4

                             CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer (serving as the principal financial officer), have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15 as of the period covered by this Form 10-Q. Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.


                                   - - 28 - -

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits

Exhibits

      The  exhibits  required  by Item 601 of  Regulation  S-K are listed in the
      Exhibit Index of this Form 10-Q and are filed as a part of this report.


                                   - - 29 - -

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                      COMMUNITY BANK SHARES OF INDIANA, INC.
                                      (Registrant)

Dated:  May 15, 2007                  BY:  /s/ James D. Rickard
                                           --------------------
                                           James D. Rickard
                                           President and
                                             Chief Executive Officer
                                           (Principal Executive Officer)

Dated:  May 15, 2007                  BY:  /s/ Paul A. Chrisco
                                           -------------------
                                           Paul A. Chrisco
                                           Senior Vice-President and
                                             Chief Financial Officer
                                           (Principal Financial Officer)


                                   - - 30 - -

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


                                   - - 31 - -