Form 10-Q
period 2007-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2007-08-14
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

As of August 3, 2007, the number of shares outstanding of the Registrant's common stock was 3,306,994 shares.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                                Page
                                                                                ----
Part I  Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets........................................3

                Consolidated Statements of Income and Comprehensive Income ........4

                Consolidated Statement of Changes in Stockholders' Equity..........5

                Consolidated Statements of Cash Flows..............................6

                Notes to Consolidated Financial Statements......................7-14

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................15-26

        Item 3. Quantitative and Qualitative Disclosures About Market Risk.....27-29

        Item 4. Controls and Procedures...........................................30

Part II Other Information

        Item 4. Submission of Matters to a Vote of Security Holders...............31

        Item 6. Exhibits..........................................................31

Signatures........................................................................32

Exhibit Index.....................................................................33


                                    -- 2 --

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              June 30,        December 31,
                                                                                2007              2006
                                                                            -----------       ------------
                                                                          (In thousands, except share data)
ASSETS
Cash and due from financial institutions                                    $    20,085       $    20,224
Interest-bearing deposits in other financial institutions                         1,081             1,210
Securities available for sale                                                   108,081           121,311
Loans held for sale                                                               1,247               908
Loans, net of allowance for loan losses of $5,707 and $5,654                    619,355           607,932
Federal Home Loan Bank and Federal Reserve stock                                  8,125             7,418
Accrued interest receivable                                                       3,813             3,968
Premises and equipment, net                                                      15,322            15,025
Cash surrender value life insurance                                              16,570            16,233
Goodwill                                                                         15,485            15,983
Core deposit intangibles                                                          2,683             2,893
Other assets                                                                      3,952             3,528
                                                                            -----------------------------
     Total Assets                                                           $   815,799       $   816,633
                                                                            =============================

LIABILITIES
Deposits
     Non interest-bearing                                                   $    83,760       $    74,850
     Interest-bearing                                                           482,905           475,068
                                                                            -----------------------------
         Total deposits                                                         566,665           549,918
Short-term borrowings                                                            76,757            84,335
Federal Home Loan Bank advances                                                  86,327            92,756
Subordinated debentures                                                          17,000            17,000
Accrued interest payable                                                          2,104             2,178
Other liabilities                                                                 3,865             4,905
                                                                            -----------------------------
     Total Liabilities                                                          752,718           751,092
                                                                            -----------------------------
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares authorized;
     none issued                                                                     --                --
Common stock, $.10 par value per share; 10,000,000 shares
     authorized; 3,863,942 issued; 3,321,994 and 3,439,519
     shares outstanding                                                             386               386
Additional paid-in capital                                                       44,952            45,032
Retained earnings                                                                29,303            28,519
Accumulated other comprehensive loss                                             (2,325)           (1,741)
Treasury stock, at cost (2007 - 541,948 shares, 2006 - 424,423 shares)           (9,235)           (6,655)
                                                                            -----------------------------
         Total Stockholders' Equity                                              63,081            65,541
                                                                            -----------------------------
         Total Liabilities and Stockholders' Equity                         $   815,799       $   816,633
                                                                            =============================

See accompanying notes to consolidated financial statements.


                                    -- 3 --

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                                  --------------------------      ---------------------------
                                                                     2007             2006            2007             2006
                                                                  ----------      ----------      ----------       ----------
                                                                               (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                          $   11,376      $    9,138      $   22,473       $   17,839
   Taxable securities                                                  1,169           1,032           2,456            2,037
   Tax-exempt securities                                                 133             104             261              181
   Federal Home Loan Bank cash and stock dividends                        71             107             167              220
   Interest bearing deposits in other financial institutions              48               6              78               44
                                                                  -----------------------------------------------------------
       Total interest income                                          12,797          10,387          25,435           20,321
                                                                  -----------------------------------------------------------

INTEREST EXPENSE
   Deposits                                                            4,886           3,899           9,617            7,684
   Federal Home Loan Bank advances                                     1,217           1,147           2,566            2,257
   Subordinated debentures                                               317             164             634              291
   Short-term borrowings                                                 708             772           1,432            1,279
                                                                  -----------------------------------------------------------
     Total interest expense                                            7,128           5,982          14,249           11,511
                                                                  -----------------------------------------------------------
     Net interest income                                               5,669           4,405          11,186            8,810
   Provision for loan losses                                             150              --             294              125
                                                                  -----------------------------------------------------------
     Net interest income after provision for loan losses               5,519           4,405          10,892            8,685
                                                                  -----------------------------------------------------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                   977             839           1,877            1,485
   Commission income                                                      35              24              73               43
   Loss on sale of available for sale securities                          --              --              (8)              --
   Gain on sale of mortgage loans                                         62              63              98              151
   Loan servicing income, net of amortization                             12              16              26               34
   Increase in cash surrender value of life insurance                    167             138             337              275
   Gain on disposition of equity stock                                    --              18              --               18
   Other                                                                 116              50             224              119
                                                                  -----------------------------------------------------------
       Total non-interest income                                       1,369           1,148           2,627            2,125
                                                                  -----------------------------------------------------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                      2,859           2,243           5,659            4,489
   Occupancy                                                             425             349             888              689
   Equipment                                                             363             245             683              520
   Data processing                                                       563             567           1,128            1,098
   Marketing and advertising                                             191             121             350              280
   Legal and professional                                                399             263             683              481
   Other                                                                 893             533           1,624              990
                                                                  -----------------------------------------------------------
       Total non-interest expense                                      5,693           4,321          11,015            8,547
                                                                  -----------------------------------------------------------
   Income before income taxes                                          1,195           1,232           2,504            2,263
   Income tax expense                                                    280             298             574              534
                                                                  -----------------------------------------------------------
   Net Income                                                     $      915      $      934      $    1,930       $    1,729
                                                                  ===========================================================

   Earnings per share:
       Basic                                                      $     0.27      $     0.36      $     0.57       $     0.67
                                                                  ===========================================================
       Diluted                                                    $     0.27      $     0.36      $     0.56       $     0.66
                                                                  ===========================================================

       Dividends per share                                        $     0.18      $     0.16      $     0.34       $     0.32
                                                                  ===========================================================

   Comprehensive Income                                           $       88      $      253      $    1,346       $      706
                                                                  ===========================================================

See accompanying notes to consolidated financial statements.


                                    -- 4 --

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                            Common              Additional                    Other                     Total
                                            Shares      Common    Paid-In    Retained    Comprehensive   Treasury   Stockholders'
                                         Outstanding    Stock     Capital    Earnings         Loss          Stock      Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2007                  3,439,519     $  386   $ 45,032    $ 28,519       $(1,741)      $(6,655)      $ 65,541
Comprehensive income:
   Net income                                    --         --         --       1,930            --            --          1,930
   Change in unrealized gains
     (losses), securities available for
     sale net of reclassifications and
     tax effects                                 --         --         --          --          (758)           --           (758)
   Change in unrealized gains
     (losses), interest rate swaps net
     of reclassifications and tax
     effects                                     --         --         --          --           188            --            188
   Change in funded status of pension
     liability, net of tax effects               --         --         --          --           (14)           --            (14)
                                          --------------------------------------------------------------------------------------
       Total comprehensive income                --         --         --       1,930          (584)           --          1,346
                                          --------------------------------------------------------------------------------------
Cash dividends declared ($0.34 per               --         --         --      (1,146)           --            --         (1,146)
   share)
Purchase treasury stock                    (125,000)        --         --          --            --        (2,699)        (2,699)
Issuance of performance unit shares           7,475         --       (119)         --            --           119             --
Stock award expense                              --         --         39          --            --            --             39
---------------------------------------------------------------------------------------------------------------------------------
   Balance, June 30, 2007                 3,321,994     $  386   $ 44,952    $ 29,303       $(2,325)      $(9,235)      $ 63,081
================================================================================================================================

See accompanying notes to consolidated financial statements.


                                    -- 5 --

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                   -----------------------------
                                                                                       2007             2006
                                                                                   -----------       -----------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $     1,930       $     1,729
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for loan losses                                                             294               125
     Depreciation and amortization expense                                                 764               557
     Net (accretion) amortization of securities                                            (53)               65
     Net gain (loss) on sales of available for sale securities                               8                --
     Mortgage loans originated for sale                                                 (6,816)           (9,774)
     Proceeds from mortgage loan sales                                                   6,575            10,288
     Net gain on sales of mortgage loans                                                   (98)             (151)
     Increase in cash surrender value of life insurance                                   (337)             (275)
     Federal Home Loan Bank stock dividends                                                 --               (24)
     Stock award expense                                                                    39                66
     Loss on disposition of other real estate                                               43                --
     Net change in
       Accrued interest receivable                                                         155               (40)
       Accrued interest payable                                                            (74)              249
       Other assets                                                                         41            (1,602)
       Other liabilities                                                                  (524)              456
                                                                                   -----------------------------
         Net cash from operating activities                                              1,947             1,669
                                                                                   -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest-bearing deposits                                               129              (697)
     Available for sale securities:
       Sales                                                                             1,501                --
       Purchases                                                                        (5,668)           (9,146)
       Maturities, prepayments and calls                                                16,335             6,043
     Loan originations and payments, net                                               (11,694)          (12,604)
     Purchase of premises and equipment, net                                              (964)           (1,639)
     Proceeds from sales of other real estate                                              115                --
     Purchase of Federal Reserve stock                                                    (769)               --
     Redemption of FHLB stock                                                               62               633
                                                                                   -----------------------------
         Net cash from investing activities                                               (953)          (17,410)
                                                                                   -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                             16,790            10,075
     Net change in short-term borrowings                                                (7,578)           21,766
     Proceeds from Federal Home Loan Bank advances                                      23,500            77,500
     Repayment of Federal Home Loan Bank advances                                      (30,000)          (96,500)
     Proceeds from issuance of subordinated debentures                                      --            10,000
     Purchase of treasury stock                                                         (2,699)             (349)
     Tax benefit from stock options exercised                                               --                80
     Cash dividends paid                                                                (1,146)             (831)
                                                                                   -----------------------------
         Net cash from financing activities                                             (1,133)           21,741
                                                                                   -----------------------------
Net change in cash and due from financial institutions                                    (139)            6,000
Cash and due from financial institutions at beginning of period                         20,224            11,225
                                                                                   -----------------------------
Cash and due from financial institutions at end of period                          $    20,085       $    17,225
                                                                                   =============================
Supplemental noncash disclosures:
     Transfer from loans to foreclosed real estate                                 $       170       $        --
     Sale and financing of foreclosed real estate                                  $       119       $        --

See accompanying notes to consolidated financial statements.


                                    -- 6 --

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Presentation of Interim Information

Community Bank Shares of Indiana, Inc. ("we," "our" or "us") is a bank holding company headquartered in New Albany, Indiana. Our wholly-owned banking subsidiaries are 1) Your Community Bank ("Your Community Bank"), and 2) The Scott County State Bank ("Scott County State Bank"), which we acquired on July 1, 2006 through our acquisition of The Bancshares, Inc (Your Community Bank and Scott County State Bank are at times collectively referred to herein as the "Banks"). The Banks are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions. Your Community Bank is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Office of Financial Institutions. Scott County State Bank is also regulated by the Federal Reserve.

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

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


                                    -- 7 --

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

                                                                          Gross            Gross
                                                                        Unrealized       Unrealized
                                                       Fair Value          Gains           Losses
                                                      ---------------------------------------------
                                                                      (In thousands)
      June 30, 2007:
         Securities available for sale:
           U.S. Government and federal agency         $    23,997      $         3      $      (154)
           State and municipal                             12,001               62              (92)
           Mortgage-backed                                 63,962               14           (2,197)
           Corporate bonds                                  7,884               46              (24)
           Mutual funds                                       237               --              (13)
                                                      ---------------------------------------------
             Total securities available for sale      $   108,081      $       125      $    (2,480)
                                                      =============================================

      December 31, 2006:
         Securities available for sale:
           U.S. Government and federal agency         $    29,972      $        48      $      (159)
           State and municipal                             11,645              228               (8)
           Mortgage-backed                                 67,304              117           (1,464)
           Corporate bonds                                 12,150               55              (56)
           Mutual funds                                       240               --              (10)
                                                      ---------------------------------------------
             Total securities available for sale      $   121,311      $       448      $    (1,697)
                                                      =============================================

Securities with unrealized losses at June 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

                                       Less than 12 Months            12 Months or More                   Total
                                       -------------------            -----------------                   -----
                                     Fair        Unrealized        Fair          Unrealized        Fair          Unrealized
June 30, 2007                        Value          Loss           Value            Loss           Value            Loss
-------------                        -----          ----           -----            ----           -----            ----
(In thousands)
U. S. Government and federal
     agency                       $   7,886      $     (25)      $  15,108       $    (129)      $  22,994       $    (154)
State and municipal                   3,997            (80)            836             (12)          4,833             (92)
Mortgage-backed                      12,263           (224)         46,201          (1,973)         58,464          (2,197)
Corporate bonds                          --             --           1,490             (24)          1,490             (24)
Mutual funds                             --             --             237             (13)            237             (13)
                                  ---------      ---------       ---------       ---------       ---------       ---------

Total temporarily impaired        $  24,146      $    (329)      $  63,872       $  (2,151)      $  88,018       $  (2,480)
                                  =========      =========       =========       =========       =========       =========


                                    -- 8 --

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                       Less than 12 Months             12 Months or More                    Total
                                       -------------------             -----------------                    -----
                                      Fair      Unrealized         Fair          Unrealized        Fair          Unrealized
December 31, 2006                    Value         Loss            Value            Loss           Value             Loss
-----------------                    -----         ----            -----            ----           -----             ----
(In thousands)
U. S. Government and federal
   agency                         $  11,838      $     (28)      $  11,647       $    (131)      $  23,485       $    (159)
State and municipal                     125             (1)            737              (7)            862              (8)
Mortgage-backed                       4,571            (26)         50,473          (1,438)         55,044          (1,464)
Corporate bonds                          --             --           3,490             (56)          3,490             (56)
Mutual funds                             --             --             240             (10)            240             (10)
                                  ---------      ---------       ---------       ---------       ---------       ---------

Total temporarily impaired        $  16,534      $     (55)      $  66,587       $  (1,642)      $  83,121       $  (1,697)
                                  =========      =========       =========       =========       =========       =========

All unrealized losses are reviewed on at least a quarterly basis to determine whether the losses are other than temporary and are reviewed more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. Unrealized losses on securities have not been recognized into income because the issuers' securities are of high credit quality (rate A- or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. Management has concluded the fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

3. Loans

Loans at June 30, 2007 and December 31, 2006 consisted of the following:

                                           June 30, 2007    December 31, 2006
                                           ----------------------------------
                                                    (In thousands)
      Commercial                             $  87,230           $  80,132
      Mortgage loans on real estate:
           Residential                         183,988             187,080
           Commercial                          185,399             179,405
           Construction                         84,692              83,944
      Home equity                               62,742              62,720
      Loans secured by deposit accounts            928                 756
      Consumer                                  20,083              19,549
                                             -----------------------------
           Subtotal                            625,062             613,586
      Less:
           Allowance for loan losses            (5,707)             (5,654)
                                             -----------------------------
      Loans, net                             $ 619,355           $ 607,932
                                             =============================


                                    -- 9 --

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Deposits

Deposits at June 30, 2007 and December 31, 2006 consisted of the following:

                                                                 June 30, 2007    December 31, 2006
                                                                 ----------------------------------
                                                                           (In thousands)
      Demand (NOW)                                                 $   61,448         $   63,542
      Money market accounts                                           116,313            115,248
      Savings                                                          30,201             30,264
      Individual retirement accounts-certificates of deposits          30,291             27,054
      Certificates of deposit, $100,000 and over                       98,113             95,069
      Other certificates of deposit                                   146,539            143,891
                                                                   -----------------------------
      Total interest bearing deposits                                 482,905            475,068

      Total non-interest bearing deposits                              83,760             74,850
                                                                   -----------------------------
             Total deposits                                        $  566,665         $  549,918
                                                                   =============================

5. Earnings Per Share

Earnings per share were computed as follows:

                                                                       Three months ended                Six months ended
                                                                            June 30,                          June 30,
                                                                    --------------------------      --------------------------
In thousands, except for share and per share amounts                   2007            2006            2007             2006
                                                                    ----------      ----------      ----------      ----------
Basic:
     Earnings:
         Net income                                                 $      915      $      934      $    1,930      $    1,729
                                                                    ==========================================================
     Shares:
         Weighted average common shares outstanding                  3,378,917       2,590,544       3,407,388       2,595,351
                                                                    ==========================================================
Net income per share, basic                                         $     0.27      $     0.36      $     0.57      $     0.67
                                                                    ==========================================================

Diluted:
     Earnings:
         Net income                                                 $      915      $      934      $    1,930      $    1,729
                                                                    ==========================================================
     Shares:
         Weighted average common shares outstanding                  3,378,917       2,590,544       3,407,388       2,595,351
              Add: Dilutive effect of outstanding stock awards          27,148          35,500          28,565          36,934
                                                                    ----------------------------------------------------------
         Weighted average common shares outstanding, as
            adjusted                                                 3,406,065       2,626,044       3,435,953       2,632,285
                                                                    ==========================================================

Net income per share, diluted                                       $     0.27      $     0.36      $     0.56      $     0.66
                                                                    ==========================================================


                                    -- 10 --

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Stock options for 195,950 and 196,950 were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2007, respectively because their effect was antidilutive. This compares to stock options for 80,050 shares of common stock that were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2006. Performance units totaling 30,500 and 23,000 were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2007 and June 30, 2006, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

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

The swaps have been designated by management as cash flow hedges of our Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap until the swap's maturity on August 30, 2007, and 5.58% on the subsequent swap until its maturity on June 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive income/loss and will be reclassified to earnings over the lives of the hedges. During the three and six months ended June 30, 2007, the Company recognized expense of $304,000 and $601,000, respectively. During the three and six months ended June 30, 2006, the Company recognized expense of $257,000 and income of $454,000, respectively. The fair values of the swaps as of June 30, 2007 and December 31, 2006 were liabilities of $863,000 and $1.3 million, respectively, and were included in other liabilities.

7. Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date. Non-employee directors are eligible to receive only nonqualified stock options. We may grant stock options under the current plan for an additional 204,550 shares of common stock. The aggregate intrinsic value for options outstanding and options exercisable at June 30, 2007 was $270,000 and $589,000, respectively. There was $386,000 in total compensation cost related to unvested options not recognized at June 30, 2007, with a weighted-average period of 2.3 years over which the cost is expected to be recognized as of June 30, 2007. The Company granted 59,500 options (25,500 at an exercise price of $20.47 and 34,000 at an exercise price of $22.52) during the second quarter of 2007, and recognized $35,000 and $72,000 in expense for the three and six months ended June 30, 2007. During the second quarter of 2007, 1,100 options were forfeited.


                                    -- 11 --

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

We may grant performance unit awards to employees for up to 275,000 shares of common stock. The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date. We granted 30,500 performance units during 2006. We did not grant performance units during the three-months ended June 30, 2007. We recognized $0 and reversed $33,000 of previously recognized expense for performance unit awards for the three and six months ended June 30, 2007.

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

                                                          Three months ended                 Six months ended
                                                                June 30,                         June 30,
                                                                --------                         --------
                                                          2007              2006            2007             2006
                                                          ----              ----            ----             ----
Unrealized holding gain (loss) on
     available for sale securities                     $   (1,407)      $   (1,023)      $   (1,158)      $   (1,390)
Less reclassification adjustments for
     gains recognized in income                                --               --               (8)              --
                                                       ----------       ----------       ----------       ----------
Net unrealized gain (loss) on securities
     available for sale, net of reclassifications          (1,407)          (1,023)          (1,150)          (1,390)

Unrealized holding gain (loss) on interest
     rate swaps                                              (168)            (264)            (313)            (629)
Amounts reclassified to interest (income)
     expense                                                  304              257              601              454
                                                       ----------       ----------       ----------       ----------
Net unrealized gain (loss) on interest rate
     swaps, net of reclassifications                          136               (7)             288             (175)

Change in minimum pension liability                            19               --              (22)              15
                                                       ----------       ----------       ----------       ----------

Other comprehensive income (loss)
     before tax effects                                    (1,252)          (1,030)            (884)          (1,550)
Tax effect                                                    425              349              300              527
                                                       ----------       ----------       ----------       ----------

Other comprehensive income (loss)                      $     (827)      $     (681)      $     (584)      $   (1,023)
                                                       ----------       ----------       ----------       ----------

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


                                    -- 12 --

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


                                    -- 13 --

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. The adoption of FIN 48 had no affect on our financial statements. The amount of unrecognized tax benefits as of January 1, 2007 totaled $71,000, which would increase income from continuing operations, and thus impact our effective tax rate, if ultimately recognized into income. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

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


                                    -- 14 --

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

Financial Condition

Total assets decreased 0.1% to $815.8 million at June 30, 2007 from $816.6 million at December 31, 2006, primarily due to maturities and calls of available for sale securities. Available for sale securities decreased by $13.2 million, or 10.9% during the period from $121.3 million as of December 31, 2006 to $108.1 million as of June 30, 2007 due to maturities and calls of investment securities of $16.3 million and sales of $1.5 million offset by purchases of $5.7 million. We utilized the net cash flow generated from investments and from operations to fund loans, which increased to $619.4 million, net, at June 30, 2007 or 1.9% from December 31, 2006. Total deposits increased to $566.7 million as of June 30, 2007 from $549.9 million as of December 31, 2006, or 3.0%. Interest and non-interest bearing deposits increased during the period by $7.8 million and $8.9 million, respectively, during the period while short-term borrowings and Federal Home Loan Bank ("FHLB") advances decreased $7.6 million and $6.4 million, respectively. Total stockholders' equity decreased to $63.1 million as of June 30, 2007 from $65.5 million as of December 31, 2006, or 3.8%, primarily due the repurchase of 125,000 shares of the Company's stock during the period with an aggregate purchase price of $2.7 million.

The growth in net loans during the period occurred primarily during the second quarter with net loan growth totaling $1.8 million in the first quarter and $9.9 million in the second. The growth in the loan portfolio was primarily from commercial and commercial real estate originations which increased by $7.1 million and $6.0 million, respectively during the period. Management attributes the growth in the loan portfolio during the second quarter to seasonal demand from commercial customers.


                                    -- 15 --

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Interest bearing deposits grew by 1.6% from December 31, 2006 to $482.9 million as of June 30, 2007 while non-interest bearing deposit accounts grew by 11.9% to $83.8 million as of June 30, 2007. Management attributes the growth in non-interest bearing deposits to our continued focus on cross-selling existing customers along with an emphasis on excellent customer service principles which has resulted in increases in the number and balance of non-interest bearing deposits. Also, we have increased our deposit product offerings which are having a positive impact on our ability to attract new, non-interest deposit accounts.

Short-term borrowings decreased during the period from $84.3 million as of December 31, 2006 to $76.8 million as of June 30, 2007, or 9.0%. The decrease is attributable to decline in the balance of repurchase agreements of $3.6 million and a decrease in federal funds purchased of $6.9 million, offset by an increase in other short-term borrowings of $2.9 million during the period. The decrease in repurchase agreements was due to a rate reduction in the first quarter of 2007 while federal funds purchased declined due to increase in liquidity from the increases in interest and non-interest bearing deposits.

FHLB advances decreased by $6.4 million, or 6.9%, to $86.3 million as of June 30, 2007 from $92.7 million as of December 31, 2006 due to scheduled repayments that were not replaced with additional borrowings.

Results of Operations

Net Income. Net income was $915,000 for the three months ended June 30, 2007, a decrease of $19,000 or 2.0% from $934,000 from the quarter ended June 30, 2006. Basic and diluted net income per share were $0.27 for the second quarter of 2007, compared to $0.36 for same period in 2006, a decrease of 25.0%. Annualized returns on average assets and average stockholders' equity were 0.45% and 5.61%, respectively, for the second quarter of 2007, compared to 0.55% and 8.76%, respectively, for the same period in 2006. Despite the increase in net interest income, net income for the three months ended June 30, 2007 decreased slightly due to an increase in non-interest expenses during the period as compared to the same period in 2006. The increase in non-interest expense was due to the opening of a new Your Community Bank branch, an increase in marketing expenses related to the branch opening, increased legal and professional expenses, and an increase in other expenses.

Net income was $1.9 million for the six months ended June 30, 2007 as compared to $1.7 million for the six months ended June 30, 2006, an increase of 11.6%. Basic and diluted net income per share for the six months ended June 30, 2007 was $0.57 and $0.56, respectively as compared to $0.67 and $0.66 in the same period of 2006. While net income increased for the six month period, the increase was offset by an increase in non-interest expenses as discussed in the three-month results.

Net interest income. Net interest income increased $1.3 million, or 28.7%, for the second quarter of 2007 compared to the second quarter of 2006 due to the acquisition of the Scott County State Bank on July 1, 2006 which provided net interest income of $1.5 million during the quarter ended June 30, 2007. The increase in net interest income was offset by an increase in interest expense recognized on our interest rate swaps of $47,000 and an increase in interest expense from subordinated debentures of $153,000. Interest expense from subordinated debentures increased primarily due to the issuance of $10,000,000 of trust preferred securities


                                    -- 16 --

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

to fund the acquisition of the Scott County State Bank on July 1, 2006. The net interest margin on a fully taxable equivalent basis for the three months ended June 30, 2007 was 3.09% compared to 2.77% for the equivalent period in 2006. Average earning assets increased 15.1% to $743.7 million for the three months ended June 30, 2007 from $645.9 million for the equivalent period in 2006, due to the acquisition of Scott County State Bank on July 1, 2006.

Net interest income for the six months ended June 30, 2007 increased by 27.0%, or $2.4 million from the same period in 2006 to $11.2 million due to the acquisition of the Scott County State Bank on July 1, 2006. The operations of the Scott County State Bank contributed approximately $2.9 million of net interest income for the six months ended June 30, 2007 which was offset by an increase in the interest expense recognized on our interest rate swaps of $147,000 and an increase in interest expense from subordinated debentures of $343,000. The net interest margin on a fully taxable equivalent basis for the six months ended June 30, 2007 was 3.07% as compared to 2.80% for the same period in 2006.

The cost of interest-bearing liabilities continues to be significantly affected by the $86.3 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to us, and are on average higher than current alternative costs of funds. If the FHLB puts an advance back to us, we can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). We estimate the three-month LIBOR would have to rise in excess of 200 basis points before the FHLB would exercise its option on the majority of the individual advances. We use FHLB advances for both short- and long-term funding. The balances reported at June 30, 2007 and December 31, 2006 are comprised of long-term and short-term advances.


                                    -- 17 --

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Average Balance Sheets. The following tables set forth certain information relating to our average balance sheets and reflect the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are computed on daily average balances. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent ("FTE") basis. Loans held for sale and loans no longer accruing interest are included in total loans.

                                                                    Three Months Ended June 30,
                                                 ---------------------------------------------------------------------
                                                               2007                                2006
                                                 --------------------------------    ---------------------------------
                                                 Average                Average      Average                 Average
                                                 Balance     Interest  Yield/Cost    Balance     Interest   Yield/Cost
                                                 -------     --------  ----------    -------     --------   ----------
                                                          (In thousands)                      (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with other
      financial institutions                    $   5,503   $      48     3.50%     $   1,590   $       6     1.51%
   Taxable securities                             100,052       1,169     4.69%        94,860       1,032     4.36%
   Tax-exempt securities                           10,798         202     7.49%         7,782         158     8.13%
   Total loans and fees (1) (2)                   619,265      11,376     7.37%       533,490       9,138     6.87%
   FHLB stock                                       8,108          71     3.51%         8,156         107     5.26%
                                                ---------   ---------               ---------   ---------
Total earning assets                              743,726      12,866     6.94%       645,878      10,441     6.48%

   Less: Allowance for loan losses                 (5,634)                             (5,771)
   Non-earning assets:
   Cash and due from financial institution         17,679                              13,385
   Bank premises and equipment, net                15,309                              11,991
   Accrued interest receivable and other
     assets                                        40,544                              14,572
                                                ---------                           ---------
Total assets                                    $ 811,624                           $ 680,055
                                                =========                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                            $ 211,371   $   1,417     2.69%     $ 203,884   $   1,471     2.89%
   Time deposits                                  285,542       3,469     4.87%       229,172       2,428     4.25%
   Federal funds purchased and repurchase
     agreements                                    60,603         708     4.69%        65,680         772     4.71%
   FHLB advances                                   81,808       1,217     5.97%        77,698       1,147     5.92%
   Subordinated debentures                         17,000         317     7.48%         8,758         164     7.51%
                                                ---------   ---------               ---------   ---------
Total interest-bearing liabilities                656,324       7,128     4.36%       585,192       5,982     4.10%

Non-interest bearing liabilities:
Non-interest demand deposits                       82,273                              50,786
Accrued interest payable and other
   liabilities                                      7,833                               1,298
Stockholders' equity                               65,194                              42,779
                                                ---------                           ---------
Total liabilities and stockholders' equity      $ 811,624                           $ 680,055
                                                =========                           =========

Net interest spread                                                       2.58%                               2.38%
Net interest margin                                                       3.09%                               2.77%

Net interest income (taxable equivalent basis)                  5,738                               4,459

Less: Taxable equivalent adjustment                                69                                  54
                                                            ---------                           ---------
Net interest income                                         $   5,669                           $   4,405
                                                            =========                           =========


(1) The amount of fee income included in interest on loans was $334 and $121 for the three months ended June 30, 2007 and 2006. The amount of expense from derivatives was $304 and $257 for the three months ended June 30, 2007 and 2006.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.


                                    -- 18 --

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                                                             Six Months Ended June 30,
                                                        ----------------------------------------------------------------------
                                                                     2007                                 2006
                                                        ---------------------------------    ---------------------------------
                                                        Average                 Average      Average                Average
                                                        Balance     Interest   Yield/Cost    Balance     Interest   Yield/Cost
                                                        -------     --------   ----------    -------     --------   ----------
                                                                 (In thousands)                       (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with other
     financial institutions                            $   4,825    $      78     3.26%     $   2,832    $      44     3.13%
   Taxable securities                                    104,145        2,456     4.76%        94,669        2,037     4.34%
   Tax-exempt securities                                  10,851          395     7.34%         6,977          274     7.93%
   Total loans and fees(1) (2)                           618,151       22,473     7.33%       527,679       17,839     6.82%
   FHLB stock                                              7,742          167     4.35%         8,363          220     5.30%
                                                       ---------    ---------   ------      ---------    ---------   ------
Total earning assets                                     745,714       25,569     6.91%       640,520       20,414     6.43%

   Less: Allowance for loan losses                        (5,632)                              (5,857)
   Non-earning assets:
   Cash and due from financial institutions               17,121                               12,917
   Bank premises and equipment, net                       15,225                               11,853
   Accrued interest receivable and other
     assets                                               40,438                               14,579
                                                       ---------                            ---------
Total assets                                           $ 812,866                            $ 674,012
                                                       =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                                   $ 209,507    $   2,769     2.67%     $ 212,008    $   3,019     2.87%
   Time deposits                                         285,496        6,848     4.84%       224,765        4,665     4.19%
   Federal funds purchased and repurchase
     agreements                                           60,976        1,432     4.74%        58,034        1,278     4.44%
   FHLB advances                                          87,169        2,566     5.94%        77,356        2,258     5.89%
   Subordinated debentures                                17,000          634     7.52%         7,884          291     7.44%
                                                       ---------    ---------               ---------    ---------
Total interest-bearing liabilities                       660,148       14,249     4.35%       580,047       11,511     4.00%

Non-interest bearing liabilities:
Non-interest demand deposits                              79,278                               49,646
Accrued interest payable and other
   liabilities                                             7,906                                1,324
Stockholders' equity                                      65,534                               42,995
                                                       ---------                            ---------
Total liabilities and stockholders' equity             $ 812,866                            $ 674,012
                                                       =========                            =========

Net interest spread                                                               2.56%                                2.43%
Net interest margin                                                               3.07%                                2.80%

Net interest income (taxable equivalent basis)                         11,320                                8,903

Less: Taxable equivalent adjustment                                       134                                   93
                                                                    ---------                            ---------
Net interest income                                                 $  11,186                            $   8,810
                                                                    =========                            =========

(1) The amount of fee income included in interest on loans was $595 and $276 for the six months ended June 30, 2007 and 2006. The amount of expense from derivatives was $601 and $454 for the six months ended June 30, 2007 and 2006.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.


                                    -- 19 --

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

                                                    --------------------------------------------------------------------------
                                                    Three Months Ended June 30, 2007         Six Months Ended June 30, 2007
                                                               compared to                            compared to
                                                    Three Months Ended June 30, 2006         Six Months Ended June 30, 2006
                                                       Increase/(Decrease) Due to              Increase/(Decrease) Due to
                                                    --------------------------------------------------------------------------
                                                   Total Net                              Total Net
                                                    Change       Volume        Rate        Change        Volume        Rate
                                                    --------------------------------------------------------------------------
                                                             (In thousands)                          (In thousands)
Interest income:
   Interest-bearing deposits with other
     financial institutions                         $     42     $     28     $     14     $     34      $     32     $      2
   Taxable securities                                    137           58           79          419           214          205
   Tax-exempt securities                                  29           38           (9)          80            94          (14)
   Total loans and fees                                2,238        1,543          695        4,634         3,219        1,415
   FHLB stock                                            (36)          (1)         (35)         (53)          (15)         (38)
                                                    --------------------------------------------------------------------------
Total increase in interest income                      2,410        1,666          744        5,114         3,544        1,570
                                                    --------------------------------------------------------------------------

Interest expense:
   Savings and other                                     (54)          53         (107)        (250)          (35)        (215)
   Time Deposits                                       1,041          652          389        2,183         1,385          798
   Federal funds purchased and repurchase
     agreements                                          (64)         (59)          (5)         154            67           87
   FHLB advances                                          70           61            9          308           289           19
   Subordinated debentures                               153          154           (1)         343           340            3
                                                    --------------------------------------------------------------------------
Total increase in interest expense                     1,146          861          285        2,738         2,046          692
                                                    --------------------------------------------------------------------------
Increase in net interest income                     $  1,264     $    805     $    459     $  2,376      $  1,498     $    878
                                                    ==========================================================================


                                    -- 20 --

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

Summary of Loan Loss Experience:

                                  Three Months Ended           Six Months Ended
                                      June 30,                     June 30,
                                ---------------------       ---------------------
Activity for the period ended:    2007          2006          2007          2006
                                -------       -------       -------       -------
                                     (In thousands)            (In thousands)
Beginning balance               $ 5,629       $ 5,958       $ 5,654       $ 5,920
Charge-offs:
   Residential real estate          (55)           --           (65)          (35)
   Commercial real estate            --            --           (44)           --
   Construction                      --          (600)           --          (600)
   Commercial business               --           (43)           --           (63)
   Home equity                       --            (3)          (94)          (11)
   Consumer                         (44)         (232)          (76)         (260)
                                -------------------------------------------------
       Total                        (99)         (878)         (279)         (969)

Recoveries:
   Residential real estate            8            --             8            --
   Commercial real estate             2             2             4             4
   Construction                      --            --            --            --
   Commercial business                1            10             5            12
   Home equity                       --            --            --            --
   Consumer                          16             9            21             9
                                -------------------------------------------------
       Total                         27            21            38            25
                                -------------------------------------------------
   Net loan charge-offs             (72)         (857)         (241)         (944)

Provision                           150            --           294           125
                                -------------------------------------------------
Ending balance                  $ 5,707       $ 5,101       $ 5,707       $ 5,101
                                =================================================

Provision for loan losses was $150,000 and $294,000 for the three month and six months ended June 30, 2007, compared to $0 and $125,000 for the same periods in 2006. Net loan charge-offs were $72,000 and $857,000 for the quarters ended June 30, 2007 and 2006, respectively, and $241,000 and $944,000 for the six months as of the same dates. The decrease in net charge-offs for the three and six month periods is due to the partial charge-off of a large construction credit during the quarter ended June 30, 2006. The Company had previously expensed and provided an amount for potential losses related to this credit, and, as such, did not increase the provision for loan losses related to this credit during the quarter ended June 30, 2006. The increase in the provision for loan losses for the quarter ended June 30, 2007 as compared to June 30, 2006 was due primarily to an increase in the balance of the Company's loan portfolio. In addition to the increase in the balance of the Company's loan portfolio, the


                                    -- 21 --

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

provision for loan losses for the six months ended June 30, 2007 was also impacted by an increase in the severity of certain classified loans offset by a reduction in management's estimate of potential losses on Scott County State Bank's unclassified credits. The reduction in the estimate of potential losses on unclassified credits reduced management's estimate of the required allowance for loan losses necessary for losses that are probable within Scott County State Bank's portfolio, and correspondingly, the provision required to achieve the necessary allowance.

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

Non-performing assets. Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and
118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. We define impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans increased slightly to $4.5 million at June 30, 2007 as compared to $4.4 million at December 31, 2006.

                                                              June 30, 2007      December 31, 2006
                                                              ------------------------------------
                                                                        (In thousands)
Loans on non-accrual status                                     $    5,652            $    5,566
Loans past due 90 days or more and still accruing                      120                    --
                                                                --------------------------------
Total non-performing loans                                           5,772                 5,566

Other real estate owned                                                349                   457
                                                                --------------------------------
Total non-performing assets                                     $    6,121            $    6,023
                                                                ================================
Non-performing loans to total loans                                   0.92%                 0.91%
Non-performing assets to total loans                                  0.98%                 0.98%
Allowance as a percent of non-performing loans                       98.88%               101.58%
Allowance as a percent of total loans                                 0.91%                 0.92%


                                    -- 22 --

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income increased to $1.4 million and $2.6 million for the three and six months ended June 30, 2007 from $1.1 million and $2.1 million for the three and six months ended June 30, 2006. The increase in non-interest income for the three and six months ended June 30, 2007 as compared to the same periods in 2006 is due primarily to the acquisition of the Scott County State Bank on July 1, 2006 which provided non-interest income of $222,000 and $443,000 for the three and six months ended June 30, 2007. Excluding the operations of the Scott County State Bank, total non-interest income decreased by $1,000, or 0.1%, for the three months ended June 30, 2007 and increased by $59,000, or 2.8%, for the six months ended June 30, 2007 as compared to the same periods in 2006. Service fees on deposit accounts increased by $138,000, or 16.4%, from $839,000 for the quarter ended June 30, 2006 to $977,000 for the quarter ended June 30, 2007 and increased $392,000, or 26.4%, from $1.5 million for the six months ended June 30, 2006 to $1.9 million for the same period in 2007. Management attributes the increase in service charge income primarily to the acquisition of the Scott County State Bank and secondarily to an increase in the number of transaction accounts, an increase in the non-sufficient-funds fee, and an increase in the breadth of the Company's deposit product offerings which provided additional fee income. Net gain on sales of mortgage loans decreased from $151,000 for the six months ended June 30, 2006 to $98,000 for the same period in 2007 due to a decline in the volume of loans sold into the secondary market.

Non-interest expense. Non-interest expense was $5.7 million for the quarter ended June 30, 2007 compared to $4.3 million for the second quarter in 2006 and $11.0 million for the six months ended June 30, 2007 compared to $8.5 million for the same period in 2006. The increase in non-interest expense for both the three and six month periods was primarily due to the acquisition of the Scott County State Bank on July 1, 2006. Excluding the operations of the Scott County State Bank, non-interest expenses increased by $352,000 and $466,000 for the three and six months ended June 30, 2007 as compared to the same periods in 2006. Salaries and benefits, the largest component of non-interest expense, increased by 27.5% or $616,000 to $2.9 million for the three months ended June 30, 2007 as compared to quarter ended June 30, 2006 and by 26.1% and $1.2 million for the six months ended June 30, 2007 as compared to the same period in 2006. The increase for both the three and six months was primarily due to the acquisition of the Scott County State Bank, which increased the Company's full-time equivalent employees to 228, including 44 from the Scott County State Bank, from 189 as of June 30, 2006. The average expense per full-time equivalent employee was $12,539 and $24,820 for the three and six months ended June 30, 2007 compared to $11,868 and $23,571 for the equivalent periods in 2006. Occupancy expense was $425,000 and $888,000 for the three and six months ended June 30, 2007 compared to $349,000 and $689,000 for the same periods in 2006.
The increases were due primarily to the acquisition of the Scott County State Bank and also to the opening of a Your Community Bank branch in the second quarter of 2007 which increased the total branches for Your Community Bank to
18. The six months ended June 30, 2007 were also impacted by increased branch repairs and maintenance expenditures. Marketing and advertising expense for the three months ended June 30, 2007 increased to $191,000 from the same period in 2006 by $70,000, or 57.9%, while increasing by $70,000, or 25.0% for the six month period to $350,000. The acquisition of the Scott County State Bank and marketing expenditures related to the new Your Community Bank branch in the second quarter of 2007 accounted for the increase in marketing and advertising expense for the three and six months ended June 30, 2007. Legal and professional fees increased to $399,000 and $683,000 for the three and six months ended June 30, 2007 from $263,000 and $481,000 in the


                                    -- 23 --

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

same periods of 2006. Management attributes the increase to legal and professional fees incurred by the Scott County State Bank as well as increased legal fees incurred by the Company related to the Company's benefit plans, SEC filings, and fees incurred to pursue collection of certain past due loans. Other expenses were $893,000 and $1.6 million for the three and six months ended June 30, 2007 compared to $533,000 and $990,000 for the same periods in 2006. The increases for both the three and six month periods are attributable to the acquisition of the Scott County State Bank primarily and secondarily to an increase in charge-offs of checking accounts and debit card losses, an increase in losses on sales of foreclosed assets, increases in charitable contributions, and an increase in postage and printing expenditures associated with marketing efforts for the new branch opening and increases in the number of deposit accounts.

Income tax expense. Income tax expense for the three month and six months ended June 30, 2007 was $280,000 and $574,000 compared to $298,000 and $534,000 for the same periods in 2006. The effective tax rate for the three and six months ended June 30, 2007 was 23.4% and 22.9% compared to 24.2% and 23.6% for the same periods in 2006.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2007, we had cash and interest-bearing deposits with banks of $21.2 million and securities available-for-sale with a fair value of $108.1 million. If we require funds beyond the funds we are able to generate internally, we have $59.3 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis, unused federal funds lines of credit with various nonaffiliated financial institutions of $19.3 million and $3.6 million of an unused line of credit with a nonaffiliated financial institution.


                                    -- 24 --

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2007, Your Community Bank and Scott County State Bank were each in compliance with all regulatory capital requirements that were effective and were each considered well capitalized as of such date with capital ratios as follows:

June 30, 2007:

                                                                    Total             Tier 1             Tier 1
                                                                 Capital To         Capital To         Capital To
                                                                Risk-weighted      Risk-weighted         Average
                                                                   Assets             Assets             Assets
                                                              -----------------------------------------------------
Consolidated                                                       10.9%              10.0%               8.0%
Your Community Bank                                                11.1%              10.2%               8.5%
Scott County State Bank                                            15.4%              14.7%               9.7%

Minimum to be well capitalized under regulatory
   capital requirements:                                           10.0%               6.0%               5.0%

December 31, 2006:

                                                                    Total             Tier 1             Tier 1
                                                                 Capital To         Capital To         Capital To
                                                                Risk-weighted      Risk-weighted         Average
                                                                   Assets             Assets             Assets
                                                              -----------------------------------------------------
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

We have been repurchasing shares of our common stock since May 21, 1999. A net total of 541,948 shares at an aggregate cost of $9.2 million have been repurchased since that time under both the current and prior repurchase plans. Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased. Through June 30, 2007, we had not repurchased any shares under the current repurchase plan. We repurchased 82,000 of our shares for $1.8 million during the quarter ended June 30, 2007 under a repurchase plan previously approved by our Board of Directors in October 2004.

During June 2004 and 2006, we completed placements of $7.0 million and $10.0 million floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II, (trusts we formed), respectively. These securities are reported as liabilities for financial reporting, but Tier 1 Capital for regulatory purposes. We intend to utilize the proceeds for general business purposes and to support our future opportunities for growth.


                                    -- 25 --

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at June 30, 2007 were not significantly different from the information that was reported in the Company's annual report on Form 10-K for the year ended December 31, 2006.


                                    -- 26 --

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of June 30, 2007 our net interest income would decrease by an estimated 5.0%, or $1.1 million, over the one year forecast horizon. As of December 31, 2006, in the Up 200 Scenario we estimated that net interest income would decrease 5.6%, or $1.1 million, over a one year forecast horizon ending December 31, 2007. Given a gradual 200 basis point decrease in the projected yield curve used in the simulation model (Down 200 Scenario), we estimated that as of June 30, 2007 our net interest income would increase by an estimated 2.9%, or $643,000, over the one year forecast horizon. As of December 31, 2006, given a gradual decrease 200 basis point decrease in the projected yield curve, we estimated that net interest income would decrease 1.6%, or $324,000, over a one year forecast horizon ending December 31, 2007.

The projected results are within our asset/liability management policy limits which states that the negative impact to net interest income should not exceed 7% in a 100 or 200 basis point


                                    -- 27 --

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

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

Our interest sensitivity profile at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2007 and December 31, 2006, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2007 and ending on June 30, 2008:

                                                           Interest Rate Sensitivity as of June 30, 2007
                                                ------------------------------------------------------------------
                                                Gradual Decrease in                            Gradual Increase in
                                                    Rates of 200                                   Rates of 200
                                                    Basis Points               Base                Basis Points
                                                ------------------------------------------------------------------
                                                                           (In thousands)
Projected interest income:
   Loans                                            $   43,013              $   45,447              $   47,832
   Investments                                           4,990                   5,150                   5,288
   FHLB stock                                              382                     382                     382
   Interest-bearing bank deposits                          445                     559                     675
                                                    ----------------------------------------------------------
Total interest Income                                   48,830                  51,538                  54,177

Projected interest expense:
   Deposits                                             16,599                  18,625                  20,819
   Short-term borrowings                                 3,668                   4,666                   5,664
   FHLB advances                                         4,780                   4,965                   5,374
   Subordinated debentures                               1,134                   1,276                   1,418
                                                    ----------------------------------------------------------
Total interest expense                                  26,181                  29,532                  33,275
                                                    ----------------------------------------------------------
Net interest income                                 $   22,649              $   22,006              $   20,902
                                                    ==========================================================
Change from base                                    $      643                                      $   (1,104)
Percent change from base                                  2.92%                                          (5.02)%


                                    -- 28 --

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2006 and ending December 31, 2007:

                                                         Interest Rate Sensitivity as of December 31, 2006
                                             -----------------------------------------------------------------------
                                                Gradual Decrease in                            Gradual Increase in
                                               Interest Rates of 200                           Interest Rates of 200
                                                    Basis Points               Base                Basis Points
                                               ---------------------------------------------------------------------
                                                                           (In thousands)
Projected interest income:
   Loans                                            $   41,508              $   44,098              $   46,630
   Investments                                           5,573                   5,690                   5,814
   FHLB and FRB stock                                      364                     364                     364
   Interest-bearing bank deposits in other
         Financial institutions                            340                     435                     522
                                                    ----------------------------------------------------------
Total interest income                                   47,785                  50,587                  53,330

Projected interest expense:
   Deposits                                             17,575                  18,778                  20,975
   Short-term borrowings                                 4,048                   5,006                   5,957
   FHLB advances                                         5,211                   5,385                   5,960
   Subordinated debentures                               1,133                   1,276                   1,416
                                                    ----------------------------------------------------------
Total interest expense                                  27,967                  30,445                  34,308
                                                    ----------------------------------------------------------
Net interest income                                 $   19,818              $   20,142              $   19,022
                                                    ==========================================================
Change from base                                    $     (324)                                     $   (1,120)
Percent change from base                                 (1.61)%                                         (5.56)%


                                    -- 29 --

                                 PART I - ITEM 4

                             CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer (serving as the principal financial officer), have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15 as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.


                                    -- 30 --

                                     PART II

                                OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

Annual Meeting

The Company's Annual Meeting of Stockholders was held on May 15, 2007. Matters submitted to, and approved by, stockholders are listed below, as is a tabulation of voting. There were no abstentions with regard to the election of Directors or non-votes on any of the matters voted on at the annual meeting.

(1) The following persons nominated as directors for three-year terms expiring in 2010 were elected:

-------------------------------------------------------------------------------
                                                            Withhold
Nominee                 For                                 Against
-------------------------------------------------------------------------------
Gary L. Libs            3,007,226                           6,703
-------------------------------------------------------------------------------
R. Wayne Estopinal      3,008,470                           5,459
-------------------------------------------------------------------------------
Kerry M. Stemler        3,007,226                           6,703
-------------------------------------------------------------------------------

Directors  whose term of office  continued  after the  meeting  were as follows:
Gordon L. Huncilman; Timothy T. Shea; Steven R. Stemler; George M. Ballard; Norman E. Pfau Jr.; Dale L. Orem; and James D. Rickard.

(2) The appointment by the Board of Directors of Crowe Chizek and Company LLC, as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007, was ratified by the following vote: For - 3,005,026; Against - 2,157; Abstain - 6,746.

Item 6. Exhibits

Exhibits

      The  exhibits  required  by Item 601 of  Regulation  S-K are listed in the
      Exhibit Index of this Form 10-Q and are filed as a part of this report.


                                    -- 31 --

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          COMMUNITY BANK SHARES OF INDIANA, INC.
                                          (Registrant)


Dated: August 14, 2007                    BY: /s/ James D. Rickard
----------------------                        ----------------------------------
                                              James D. Rickard
                                              President and
                                                Chief Executive Officer
                                              (Principal Executive Officer)


Dated: August 14, 2007                    BY: /s/ Paul A. Chrisco
----------------------                        ----------------------------------
                                              Paul A. Chrisco
                                              Senior Vice-President and
                                                Chief Financial Officer
                                              (Principal Financial Officer)


                                    -- 32 --

                                  EXHIBIT INDEX
                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                  EXHIBIT INDEX

Exhibit No.                            Description
-----------   ------------------------------------------------------------------

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


                                    -- 33 --