Form 10-Q
period 2007-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2007-11-14
CIK 933590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

As of October 25, 2007, the number of shares outstanding of the Registrant's common stock was 3,294,823 shares.

                     COMMUNITY BANK SHARES OF INDIANA, INC.

                                      INDEX

                                                                                Page
                                                                                ----
Part I  Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets .......................................3

                Consolidated Statements of Income and Comprehensive Income ........4

                Consolidated Statement of Changes in Stockholders' Equity .........5

                Consolidated Statements of Cash Flows .............................6

                Notes to Consolidated Financial Statements .....................7-14

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ...........................15-26

        Item 3. Quantitative and Qualitative Disclosures About Market Risk ....27-29

        Item 4. Controls and Procedures ..........................................30

Part II Other Information

        Item 6. Exhibits .........................................................31

Signatures .......................................................................32

Exhibit Index ....................................................................33


                                    - - 2 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30,   December 31,
                                                                                     2007           2006
                                                                                -------------   -------------
                                                                              (In thousands, except share data)
ASSETS
Cash and due from financial institutions                                        $      13,734   $      20,224
Interest-bearing deposits in other financial institutions                               1,036           1,210
Securities available for sale                                                         104,822         121,311
Loans held for sale                                                                     1,307             908
Loans, net of allowance for loan losses of $5,755 and $5,654                          629,708         607,932
Federal Home Loan Bank and Federal Reserve stock                                        8,125           7,418
Accrued interest receivable                                                             3,991           3,968
Premises and equipment, net                                                            15,459          15,025
Cash surrender value life insurance                                                    16,740          16,233
Goodwill                                                                               15,496          15,983
Core deposit intangibles                                                                2,583           2,893
Other assets                                                                            3,704           3,528
                                                                                -----------------------------
     Total Assets                                                               $     816,705   $     816,633
                                                                                =============================

LIABILITIES
Deposits
     Non interest-bearing                                                       $      80,467   $      74,850
     Interest-bearing                                                                 473,778         475,068
                                                                                -----------------------------
         Total deposits                                                               554,245         549,918
Short-term borrowings                                                                  55,768          84,335
Federal Home Loan Bank advances                                                       120,352          92,756
Subordinated debentures                                                                17,000          17,000
Accrued interest payable                                                                1,970           2,178
Other liabilities                                                                       3,103           4,905
                                                                                -----------------------------
     Total Liabilities                                                                752,438         751,092
                                                                                -----------------------------

Commitments and contingent liabilities                                                     --              --

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 5,000,000 shares
     authorized; none issued                                                               --              --
Common stock, $.10 par value per share; 10,000,000 shares
     authorized; 3,863,942 issued; 3,295,795 and 3,439,519
     shares outstanding                                                                   386             386
Additional paid-in capital                                                             44,999          45,032
Retained earnings                                                                      29,811          28,519
Accumulated other comprehensive loss                                                   (1,178)         (1,741)
Treasury stock, at cost (2007 - 568,147 shares, 2006 - 424,423 shares)                 (9,751)         (6,655)
                                                                                -----------------------------
         Total Stockholders' Equity                                                    64,267          65,541
                                                                                -----------------------------
         Total Liabilities and Stockholders' Equity                             $     816,705   $     816,633
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


                                    - - 3 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                      Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                ------------------------------     ------------------------------
                                                                    2007              2006             2007              2006
                                                                ------------      ------------     ------------      ------------
                                                                                (In thousands, except share data)
INTEREST INCOME
   Loans, including fees                                        $     11,472      $     11,265     $     33,945      $     29,104
   Taxable securities                                                  1,166             1,345            3,622             3,382
   Tax-exempt securities                                                 137               151              398               332
   Federal Home Loan Bank cash and stock dividends                        87                79              254               299
   Interest bearing deposits in other financial institutions              19                33               97                77
                                                                -----------------------------------------------------------------
       Total interest income                                          12,881            12,873           38,316            33,194
                                                                -----------------------------------------------------------------

INTEREST EXPENSE
   Deposits                                                            4,758             4,477           14,375            12,161
   Federal Home Loan Bank advances                                     1,499             1,425            4,065             3,683
   Subordinated debentures                                               328               323              962               614
   Short-term borrowings                                                 703               940            2,135             2,218
                                                                -----------------------------------------------------------------
     Total interest expense                                            7,288             7,165           21,537            18,676
                                                                -----------------------------------------------------------------
     Net interest income                                               5,593             5,708           16,779            14,518
   Provision for loan losses                                             110                81              404               206
                                                                -----------------------------------------------------------------
     Net interest income after provision for loan losses               5,483             5,627           16,375            14,312
                                                                -----------------------------------------------------------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                   993               983            2,869             2,468
   Commission income                                                      51                33              124                76
   Loss on sale of available for sale securities                         (20)               --              (28)               --
   Gain on sale of mortgage loans                                         42                47              140               198
   Loan servicing income, net of amortization                             11                14               38                48
   Increase in cash surrender value of life insurance                    170               138              507               413
   Gain on disposition of equity stock                                    --                --               --                18
   Other                                                                 120                93              340               212
                                                                -----------------------------------------------------------------
       Total non-interest income                                       1,367             1,308            3,990             3,433
                                                                -----------------------------------------------------------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                      2,919             2,787            8,578             7,276
   Occupancy                                                             420               417            1,308             1,106
   Equipment                                                             391               326            1,074               846
   Data processing                                                       565               509            1,693             1,607
   Marketing and advertising                                             123               123              473               403
   Legal and professional                                                280               276              963               757
   Other                                                                 721               658            2,341             1,648
                                                                -----------------------------------------------------------------
       Total non-interest expense                                      5,419             5,096           16,430            13,643
                                                                -----------------------------------------------------------------
   Income before income taxes                                          1,431             1,839            3,935             4,102
   Income tax expense                                                    343               525              917             1,059
                                                                -----------------------------------------------------------------
   Net Income                                                   $      1,088      $      1,314     $      3,018      $      3,043
                                                                =================================================================

   Earnings per share:
       Basic                                                    $       0.33      $       0.38     $       0.90      $       1.06
                                                                =================================================================
       Diluted                                                  $       0.33      $       0.38     $       0.89      $       1.04
                                                                =================================================================

       Dividends per share                                      $      0.175      $      0.160     $      0.510      $      0.480
                                                                =================================================================

   Comprehensive Income                                         $      2,235      $      2,971     $      3,581      $      3,677
                                                                =================================================================

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

------------------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                         Common               Additional                  Other                     Total
                                         Shares      Common    Paid-In     Retained   Comprehensive   Treasury   Stockholders'
                                      Outstanding    Stock     Capital     Earnings       Loss          Stock       Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2007                3,439,519   $   386   $   45,032   $ 28,519   $      (1,741)  $ (6,655)  $      65,541
Comprehensive income:
   Net income                                  --        --           --      3,018              --         --           3,018
   Change in unrealized gains
     (losses), securities
     available for sale net of
     reclassifications and tax
     effects                                   --        --           --         --              98         --              98
   Change in unrealized gains
     (losses), interest rate swaps
     net of reclassifications and
     tax effects                               --        --           --         --             479         --             479
   Change in funded status of
     pension liability, net of tax
     effects                                   --        --           --         --             (14)        --             (14)
                                      ----------------------------------------------------------------------------------------
       Total comprehensive income              --        --           --      3,018             563         --           3,581
                                      ----------------------------------------------------------------------------------------
Cash dividends declared ($0.510
   per share)                                  --        --           --     (1,726)             --         --          (1,726)
Purchase treasury stock                  (151,199)       --           --         --              --     (3,215)         (3,215)
Issuance of performance unit shares         7,475        --         (119)        --              --        119              --
Stock award expense                            --        --           86         --              --         --              86
------------------------------------------------------------------------------------------------------------------------------
   Balance, September 30, 2007          3,295,795   $   386   $   44,999   $ 29,811   $      (1,178)  $ (9,751)  $      64,267
==============================================================================================================================

See accompanying notes to consolidated financial statements.


                                    - - 5 - -

                         PART I - FINANCIAL INFORMATION
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        ---------------------------
                                                                                           2007             2006
                                                                                        ----------       ----------
                                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                           $    3,018       $    3,043
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for loan losses                                                                 404              206
     Depreciation and amortization expense                                                   1,210              909
     Net (accretion) amortization of securities                                                (85)              61
     Net loss on sales of available for sale securities                                         28               --
     Mortgage loans originated for sale                                                     (9,606)         (14,261)
     Proceeds from mortgage loan sales                                                       9,347           13,882
     Net gain on sales of mortgage loans                                                      (140)            (198)
     Increase in cash surrender value of life insurance                                       (507)            (414)
     Federal Home Loan Bank stock dividends                                                     --              (30)
     Stock award expense                                                                        86              128
     Loss (gain) on disposition of other real estate                                            48              (18)
     Gain on disposition of equity stock                                                        --              (18)
     Net change in
       Accrued interest receivable                                                             (23)            (355)
       Accrued interest payable                                                               (208)             662
       Other assets                                                                           (265)             929
       Other liabilities                                                                      (857)            (226)
                                                                                        ---------------------------
         Net cash from operating activities                                                  2,450            4,300
                                                                                        ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of The Bancshares, Inc., net                                                   --             (678)
     Net change in interest-bearing deposits                                                   174              (58)
     Available for sale securities:
       Sales                                                                                 3,575            2,990
       Purchases                                                                           (10,925)         (19,054)
       Maturities, prepayments and calls                                                    24,089           12,729
     Loan originations and payments, net                                                   (22,277)         (20,402)
     Purchase of premises and equipment, net                                                (1,459)          (1,970)
     Proceeds from sales of other real estate                                                  208              355
     Purchase of Federal Reserve stock                                                        (769)              --
     Investment in cash surrender value of life insurance                                       --           (2,049)
     Redemption of FHLB stock                                                                   62            1,586
                                                                                        ---------------------------
         Net cash from investing activities                                                 (7,322)         (26,551)
                                                                                        ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                  4,390           10,700
     Net change in short-term borrowings                                                   (28,567)          23,572
     Proceeds from Federal Home Loan Bank advances                                          86,000          124,800
     Repayment of Federal Home Loan Bank advances                                          (58,500)        (135,500)
     Proceeds from issuance of subordinated debentures                                          --           10,000
     Purchase of treasury stock                                                             (3,215)            (685)
     Tax benefit from stock options exercised                                                   --               80
     Exercise of stock options                                                                  --               15
     Cash dividends paid                                                                    (1,726)          (1,384)
                                                                                        ---------------------------
         Net cash from financing activities                                                 (1,618)          31,598
                                                                                        ---------------------------
Net change in cash and due from financial institutions                                      (6,490)           9,347
Cash and due from financial institutions at beginning of period                             20,224           11,225
                                                                                        ---------------------------
Cash and due from financial institutions at end of period                               $   13,734       $   20,572
                                                                                        ===========================
Supplemental noncash disclosures:
     Transfer from loans to foreclosed real estate                                      $      370       $      422
     Sale and financing of foreclosed real estate                                       $      167       $       --

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

2. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

                                                                  Gross           Gross
                                                                Unrealized      Unrealized
                                                Fair Value        Gains           Losses
                                                ------------------------------------------
                                                              (In thousands)
September 30, 2007:
   Securities available for sale:
     U.S. Government and federal agency         $   19,166      $       67      $       (9)
     State and municipal                            12,775             131             (39)
     Mortgage-backed                                65,252             138          (1,278)
     Corporate bonds                                 7,390               1             (57)
     Mutual funds                                      239              --             (11)
                                                ------------------------------------------
       Total securities available for sale      $  104,822      $      337      $   (1,394)
                                                ==========================================
December 31, 2006:
   Securities available for sale:
     U.S. Government and federal agency         $   29,972      $       48      $     (159)
     State and municipal                            11,645             228              (8)
     Mortgage-backed                                67,304             117          (1,464)
     Corporate bonds                                12,150              55             (56)
     Mutual funds                                      240              --             (10)
                                                ------------------------------------------
       Total securities available for sale      $  121,311      $      448      $   (1,697)
                                                ==========================================

Securities with unrealized losses at September 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

                                       Less than 12 Months       12 Months or More                Total
                                      ---------------------    ----------------------    -----------------------
                                        Fair     Unrealized      Fair      Unrealized      Fair       Unrealized
September 30, 2007                     Value        Loss        Value         Loss         Value         Loss
------------------                    --------   ----------    --------    ----------    ---------    ----------
(In thousands)
  U. S. Government and federal
       agency                         $     --   $       --    $  5,717    $       (9)   $   5,717    $       (9)
  State and municipal                    2,937          (35)        830            (4)       3,767           (39)
  Mortgage-backed                        6,484          (61)     43,587        (1,217)      50,071        (1,278)
  Corporate bonds                        1,960          (40)      1,491           (17)       3,451           (57)
  Mutual funds                              --           --         239           (11)         239           (11)
                                      --------   ----------    --------    ----------    ---------    ----------

  Total temporarily impaired          $ 11,381   $     (136)   $ 51,864    $   (1,258)   $  63,245    $   (1,394)
                                      ========   ==========    ========    ==========    =========    ==========


                                    - - 8 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                       Less than 12 Months       12 Months or More                Total
                                      ---------------------    ----------------------    -----------------------
                                        Fair     Unrealized      Fair      Unrealized      Fair       Unrealized
December 31, 2006                      Value        Loss        Value         Loss         Value         Loss
------------------                    --------   ----------    --------    ----------    ---------    ----------
(In thousands)
  U. S. Government and federal
       agency                         $ 11,838   $      (28)   $ 11,647    $     (131)   $  23,485    $     (159)
  State and municipal                      125           (1)        737            (7)         862            (8)
  Mortgage-backed                        4,571          (26)     50,473        (1,438)      55,044        (1,464)
  Corporate bonds                           --           --       3,490           (56)       3,490           (56)
  Mutual funds                              --           --         240           (10)         240           (10)
                                      --------   ----------    --------    ----------    ---------    ----------

  Total temporarily impaired          $ 16,534   $      (55)   $ 66,587    $   (1,642)   $  83,121    $   (1,697)
                                      ========   ==========    ========    ==========    =========    ==========

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

3. Loans

Loans at September 30, 2007 and December 31, 2006 consisted of the following:

                                       September 30, 2007      December 31, 2006
                                       -----------------------------------------
                                                     (In thousands)
   Commercial                            $      91,015           $      80,132
   Mortgage loans on real estate:
        Residential                            186,759                 187,080
        Commercial                             189,131                 179,405
        Construction                            86,958                  83,944
   Home equity                                  60,163                  62,720
   Loans secured by deposit accounts             1,064                     756
   Consumer                                     20,373                  19,549
                                         -------------------------------------
        Subtotal                               635,463                 613,586
   Less:
        Allowance for loan losses               (5,755)                 (5,654)
                                         -------------------------------------
   Loans, net                            $     629,708           $     607,932
                                         =====================================


                                    - - 9 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Deposits

Deposits at September 30, 2007 and December 31, 2006 consisted of the following:

                                                          September 30, 2007      December 31, 2006
                                                          -----------------------------------------
                                                                        (In thousands)
Demand (NOW)                                                  $      76,580          $      63,542
Money market accounts                                               115,906                115,248
Savings                                                              28,277                 30,264
Individual retirement accounts-certificates of deposits              30,049                 27,054
Certificates of deposit, $100,000 and over                           83,500                 95,069
Other certificates of deposit                                       139,466                143,891
                                                              ------------------------------------
Total interest bearing deposits                                     473,778                475,068

Total non-interest bearing deposits                                  80,467                 74,850
                                                              ------------------------------------
      Total deposits                                          $     554,245          $     549,918
                                                              ====================================

5. Earnings Per Share

Earnings per share were computed as follows:

                                                                       Three months ended                Nine months ended
                                                                          September 30,                    September 30,
                                                                  -----------------------------    -----------------------------
In thousands, except for share and per share amounts                  2007             2006            2007             2006
                                                                  ------------     ------------    ------------     ------------
Basic:
     Earnings:
         Net income                                               $      1,088     $      1,314    $      3,018     $      3,043
                                                                  ==============================================================

     Shares:
         Weighted average common shares outstanding                  3,307,863        3,448,018       3,373,848        2,882,695
                                                                  ==============================================================
Net income per share, basic                                       $       0.33     $       0.38    $       0.90     $       1.06
                                                                  ==============================================================

Diluted:
     Earnings:
         Net income                                               $      1,088     $      1,314    $      3,018     $      3,043
                                                                  ==============================================================

     Shares:
         Weighted average common shares outstanding                  3,307,863        3,448,018       3,373,848        2,882,695
              Add: Dilutive effect of outstanding stock awards          20,933           35,708          25,925           34,759
                                                                  --------------------------------------------------------------
         Weighted average common shares outstanding, as
            adjusted                                                 3,328,796        3,483,726       3,399,773        2,917,454
                                                                  ==============================================================
Net income per share, diluted                                     $       0.33     $       0.38    $       0.89     $       1.04
                                                                  ==============================================================


                                   - - 10 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Stock options for 216,350 and 196,950 were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2007, respectively because their effect was antidilutive. This compares to stock options for 140,300 and 139,300, respectively, of common stock that were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2006. Performance units totaling 30,500 and 23,000 were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2007 and September 30, 2006, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

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

The swaps have been designated by management as cash flow hedges of our Prime-based commercial loans to in effect convert the loans from variable interest to weighted average fixed interest rates of 6.76% on the initial swap which matured on August 30, 2007, and 5.58% on the subsequent swap until its maturity on June 19, 2008. The hedge relationships were determined to be highly effective. As such, changes in the fair value of the swaps are reported in other comprehensive income/loss and will be reclassified to earnings over the lives of the hedges. During the three and nine months ended September 30, 2007, the Company recognized expense of $266,000 and $867,000, respectively. During the three and nine months ended September 30, 2006, the Company recognized expense of $303,000 and $757,000, respectively. The fair values of the swaps as of September 30, 2007 and December 31, 2006 were liabilities of $423,000 and $1.3 million, respectively, and were included in other liabilities.

7.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date. Non-employee directors are eligible to receive only nonqualified stock options. We may grant stock options under the current plan for an additional 205,550 shares of common stock. The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2007 was $399,000. There was $335,000 in total compensation cost related to unvested options not recognized at September 30, 2007, with a weighted-average period of
2.3 years over which the cost is expected to be recognized as of September 30, 2007. The Company did not grant any options during the quarter ended September 30, 2007 but granted 59,500 options during the nine months ended September 30, 2007. The Company recognized $47,000 and $119,000


                                   - - 11 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

in stock option expense for the three and nine months ended September 30, 2007. During the third quarter of 2007, 1,000 options were forfeited while 3,600 have been forfeited year-to-date.

We may grant performance unit awards to employees for up to 275,000 shares of common stock. The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date. We granted 30,500 performance units during 2006. We did not grant performance units during the three and nine months ended September 30, 2007. We recognized $0 and reversed $33,000 of previously recognized expense for performance unit awards for the three and nine months ended September 30, 2007.

8.   Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

                                                        Three months ended                Nine months ended
                                                           September 30,                    September 30,
                                                     -------------------------        -------------------------
                                                        2007           2006              2007           2006
                                                     ----------      ---------        ----------     ----------
Unrealized holding gain (loss) on
     available for sale securities                   $    1,278      $   1,953        $      120     $      563
Less reclassification adjustments for
     gains recognized in income                              20             --                28             --
                                                     ----------      ---------        ----------     ----------
Net unrealized gain (loss) on securities
     available for sale, net of reclassifications         1,298          1,953               148            563

Unrealized holding gain (loss) on interest
     rate swaps                                             174            246                 3           (383)
Amounts reclassified to interest (income)
     expense                                                266            303               867            757
                                                     ----------      ---------        ----------     ----------
Net unrealized gain (loss) on interest rate
     swaps, net of reclassifications                        440            549               870            374

Change in minimum pension liability                          --             13                 2             28
                                                     ----------      ---------        ----------     ----------

Other comprehensive income (loss)
     before tax effects                                   1,738          2,515             1,020            965
Tax effect                                                 (591)          (858)             (456)          (331)
                                                     ----------      ---------        ----------     ----------

Other comprehensive income (loss)                    $    1,147      $   1,657        $      563     $      634
                                                     ----------      ---------        ----------     ----------

9.   Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in


                                   - - 12 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

fair value of these financial assets and financial liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company's financial statements for the year beginning on January 1, 2008. Management is currently evaluating the impact of the adoption of SFAS 159 on the Corporation's financial position and results of operations.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of the adoption of SFAS 157 on the Corporation's financial position and results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management has concluded


                                   - - 13 - -

             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

that adoption of EITF 06-4 will not materially impact our consolidated financial position or results of operations.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. The adoption of FIN 48 had no affect on our financial statements. The amount of unrecognized tax benefits as of January 1, 2007 and September 30, 2007 totaled $71,000, which would increase income from continuing operations, and thus impact our effective tax rate, if ultimately recognized into income. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense, and interest was accrued as of January 1, 2007 and September 30, 2007.

We file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2002. We file, along with our subsidiaries doing business in Indiana, a combined unitary return, which is subject to examination for all years after 2003. We are currently under audit by the Internal Revenue Service for the 2004, 2005, and 2006 tax years. The anticipated effect on unrecognized tax benefits resulting from this audit cannot be determined at this time.

Additionally, we anticipate the statute of limitations will close during 2007 on a tax position taken in the federal income tax return. Should this statute close on the position as taken in the return, we will recognize previously unrecognized tax benefits estimated at $31,000, which will reduce income tax expense.


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

Financial Condition

Total assets increased to $816.7 million at September 30, 2007 from $816.6 million at December 31, 2006 as increases in net loans were offset by maturities and sales of available-for-sale securities. Available-for-sale securities decreased by $16.5 million, or 13.6% during the period from $121.3 million as of December 31, 2006 to $104.8 million as of September 30, 2007 due to maturities and calls of investment securities of $24.1 million and sales of $3.6 million offset by purchases of $10.9 million. The net proceeds from investments and from operations were used to fund net loans, which increased by $21.8 million to $629.7 million as of September 30, 2007 from $607.9 million as of December 31, 2006. Total deposits increased by 0.8% to $554.2 million as of September 30, 2007 from $549.9 million as of September 30, 2006. Non interest-bearing deposits increased by $5.6 million while interest-bearing deposits decreased by $1.3 million, respectively, during the period. Short-term borrowings decreased during the period by $28.6 million, or 33.9%, to $55.8 million as of September 30, 2007 as compared to $84.3 million as of December 31, 2006 while Federal Home Loan Bank ("FHLB") advances increased to $120.4 million as of September 30, 2007, or 29.8%, from $92.8 million as of December 31, 2006. The increase in FHLB advances was directly related to the decline in short-term borrowings as the Company replaced higher costing federal funds purchased with lower costing, variable rate FHLB advances. Total stockholders' equity decreased to $64.3 million as of September 30, 2007 from $65.5 million as of December 31, 2006, or 1.9%, primarily due the repurchase of 151,000 shares of the Company's stock during the period with an aggregate purchase price of $3.2 million.

The growth in the loan portfolio was concentrated primarily in commercial and commercial real estate loans which grew by $10.9 million and $9.7 million, respectively, during the nine months


                                   - - 15 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

ended September 30, 2007. Management attributes the growth in the loan portfolio, which occurred mostly during the second and third quarters, to seasonal demand from commercial customers and increased loan originations.

Interest bearing deposits decreased by 0.3% from December 31, 2006 to $473.8 million as of September 30, 2007 while non-interest bearing deposit accounts grew by 7.5% to $80.5 million as of September 30, 2007. The decrease in interest bearing deposits is due to management's efforts to reduce the use of wholesale, non-core funding while implementing strategies to increase non-interest bearing deposits by providing additional product offerings, emphasizing cross-selling to potential and current customers, and focusing on customer service. The Company has added many new deposit offerings over the last 18 months including remote deposit which allows corporate customers to capture check deposits at their location and transmit the check images electronically for deposit and lockbox solutions which increases the speed and efficiency of processing deposits and reduces clerical time. The Company continues to pursue opportunities to increase our deposit base through enhanced product offerings.

Short-term borrowings decreased during the period from $84.3 million as of December 31, 2006 to $55.8 million as of September 30, 2007, or 33.9%. The decrease is attributable to a decline in the balance of repurchase agreements of $1.2 million and a decrease in federal funds purchased of $32.4 million, offset by an increase in borrowings on our line of credit of $5.0 million during the period. The balance of federal funds purchased decreased during the period as the Company replaced a majority of the outstanding balance as of December 31, 2006 with proceeds from short-term FHLB advances.

FHLB advances increased by $27.6 million, or 29.8%, to $120.4 million as of September 30, 2007 from $92.7 million as of December 31, 2006 as the Company replaced higher costing federal funds purchased with proceeds from short-term FHLB advances.

Results of Operations

Net Income. Net income was $1.1 million for the three months ended September 30, 2007, a decrease of $226,000 or 17.2% from $1.3 million from the quarter ended September 30, 2006. Basic and diluted net income per share was $0.33 for the third quarter of 2007, compared to $0.38 for same period in 2006, a decrease of 13.2%. Annualized returns on average assets and average stockholders' equity were 0.53% and 6.75%, respectively, for the third quarter of 2007, compared to 0.63% and 8.49%, respectively, for the same period in 2006. The decrease in net income for the three months ended September 30, 2007 as compared to same period in 2006 was primarily due to a decrease in net interest income of $115,000 and an increase in non-interest expense of $323,000, offset by an increase in non-interest income of $59,000 and a decrease in income tax expense of $182,000. The increase in non-interest expenses was due to an increase in salaries and employee benefits, equipment, data processing, and other expenses.

Net income was $3.0 million for both the nine months ended September 30, 2007 and 2006. Basic and diluted net income per share for the nine months ended September 30, 2007 was $0.90 and $0.89, respectively as compared to $1.06 and $1.04 in the same period of 2006. Net income for the nine months ended September 30, 2007 was substantially impacted by the acquisition of the Scott County State Bank on July 1, 2006, which contributed nine months of


                                   - - 16 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

earnings for the nine months ended September 30, 2007 as opposed to three months of earnings for the same period in 2006. Excluding the operations of the Scott County State Bank, net income for the nine months ended September 30, 2007 as compared to the same period in 2006 was also affected by an increase in the provision for loan losses of $305,000 and an increase in non-interest expenses of $575,000, offset by a decrease in income taxes of $483,000. The increase in non-interest expenses was due to the acquisition of the Scott County State Bank on July 1, 2006 and increases in occupancy, legal and professional, and other expenses.

Net interest income. Net interest income decreased $115,000, or 2.0%, for the third quarter of 2007 compared to the third quarter of 2006 as interest bearing liabilities (primarily time deposits) repriced more quickly than interest earning assets. A $37,000 decrease in interest expense resulted from the maturity of one of our interest rate swaps on August 30, 2007. The net interest margin on a fully taxable equivalent basis for the three months ended September 30, 2007 was 2.99% compared to 3.00% for the equivalent period in 2006. Average earning assets decreased 1.8% to $751.2 million for the three months ended September 30, 2007 from $765.0 million for the equivalent period in 2006, due primarily to the maturities and sales of available for sale securities.

Net interest income for the nine months ended September 30, 2007 increased by 15.6%, or $2.3 million from the same period in 2006 to $16.8 million due primarily to the acquisition of the Scott County State Bank on July 1, 2006. The operations of the Scott County State Bank contributed approximately $4.3 million of net interest income for the nine months ended September 30, 2007 as compared to $1.5 million for the equivalent period in 2006. The increase in net interest income provided by the operations of the Scott County State Bank was offset by an increase in interest expense from subordinated debentures of $348,000 and an increase in the interest expense recognized on our interest rate swaps of $110,000. The increase in interest expense from subordinated debentures was due to the issuance of $10.0 million of subordinated debentures on June 15, 2006 to fund the acquisition of the Scott County State Bank on July 1, 2006. The net interest margin on a fully taxable equivalent basis for the nine months ended September 30, 2007 was 3.04% as compared to 2.88% for the same period in 2006.

The cost of interest-bearing liabilities continues to be significantly affected by the $120.4 million in funding provided by FHLB advances, which consists of $57,000,000 of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to us, and are on average higher than current alternative costs of funds. If the FHLB puts an advance back to us, we can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter). We estimate the three-month LIBOR would have to increase more than 200 basis points before the FHLB would exercise its option on the majority of the individual advances. We use FHLB advances for both short and long-term funding. The balances reported at September 30, 2007 and December 31, 2006 are comprised of long-term and short-term advances.


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

                                                                     Three Months Ended September 30,
                                                ---------------------------------------------------------------------------
                                                               2007                                   2006
                                                -----------------------------------   -------------------------------------
                                                 Average                  Average      Average                    Average
                                                 Balance    Interest     Yield/Cost    Balance      Interest     Yield/Cost
                                                ---------   ---------    ----------   ---------    ----------    ----------
                                                         (In thousands)                          (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with other
      financial institutions                    $   2,400   $      19       3.14%     $   3,931    $       33       3.33%
   Taxable securities                              96,499       1,166       4.79%       115,928         1,345       4.60%
   Tax-exempt securities                           11,620         208       7.09%        12,223           230       7.45%
   Total loans and fees (1) (2)                   632,553      11,472       7.20%       625,104        11,265       7.15%
   FHLB stock                                       8,125          87       4.25%         7,825            79       4.01%
                                                ---------   ---------                 ---------    ----------
Total earning assets                              751,197      12,952       6.84%       765,011        12,952       6.72%

   Less: Allowance for loan losses                 (5,770)                               (5,862)
   Non-earning assets:
   Cash and due from financial institution         17,889                                18,878
   Bank premises and equipment, net                15,492                                15,461
   Accrued interest receivable and other
     assets                                        40,474                                28,921
                                                ---------                             ---------

Total assets                                    $ 819,282                             $ 822,409
                                                =========                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                            $ 223,326   $   1,532       2.72%     $ 232,373    $    1,576       2.69%
   Time deposits                                  263,130       3,226       4.86%       263,937         2,901       4.36%
   Federal funds purchased and repurchase
     agreements                                    61,115         703       4.56%        73,620           940       5.07%
   FHLB advances                                  102,674       1,499       5.79%        96,033         1,425       5.89%
   Subordinated debentures                         17,000         328       7.65%        17,000           323       7.54%
                                                ---------   ---------                 ---------    ----------
Total interest-bearing liabilities                667,245       7,288       4.33%       682,963         7,165       4.16%

Non-interest bearing liabilities:
Non-interest demand deposits                       82,013                                73,060
Accrued interest payable and other
   liabilities                                      6,060                                 5,015
Stockholders' equity                               63,964                                61,371
                                                ---------                             ---------

Total liabilities and stockholders' equity      $ 819,282                             $ 822,409
                                                =========                             =========

Net interest spread                                                         2.51%                                   2.56%
Net interest margin                                                         2.99%                                   3.00%


Net interest income (taxable equivalent
   basis)                                                       5,664                                   5,787

Less:  Taxable equivalent adjustment                               71                                      79
                                                            ---------                              ----------
Net interest income                                         $   5,593                              $    5,708
                                                            =========                              ==========

(1) The amount of fee income included in interest on loans was $58 and $240 for the three months ended September 30, 2007 and 2006. The amount of expense from derivatives was $266 and $303 for the three months ended September 30, 2007 and 2006.

(2) Calculations include non-accruing loans in the average loan amounts outstanding.


                                   - - 18 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

                                                                      Nine Months Ended September 30,
                                                ---------------------------------------------------------------------------
                                                               2007                                   2006
                                                -----------------------------------   -------------------------------------
                                                 Average                  Average      Average                    Average
                                                 Balance    Interest     Yield/Cost    Balance      Interest     Yield/Cost
                                                ---------   ---------    ----------   ---------    ----------    ----------
                                                         (In thousands)                          (In thousands)
ASSETS
Earning assets:
   Interest-bearing deposits with other
     financial institutions                     $   4,007   $      97       3.24%     $   3,202    $       77       3.22%
   Taxable securities                             101,569       3,622       4.77%       101,833         3,382       4.44%
   Tax-exempt securities                           11,110         603       7.26%         8,745           503       7.69%
   Total loans and fees(1) (2)                    623,004      33,945       7.28%       560,511        29,104       6.94%
   FHLB stock                                       7,871         254       4.31%         8,182           299       4.89%
                                                ---------   ---------    ----------   ---------    ----------    ----------
Total earning assets                              747,561      38,521       6.89%       682,473        33,365       6.54%

   Less: Allowance for loan losses                 (5,678)                               (5,858)
   Non-earning assets:
   Cash and due from financial institutions        17,380                                14,926
   Bank premises and equipment, net                15,315                                13,069
   Accrued interest receivable and other
     assets                                        40,387                                19,150
                                                ---------                             ---------
Total assets                                    $ 814,965                             $ 723,760
                                                =========                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings and other                            $ 214,164   $   4,301       2.69%     $ 218,871    $    4,595       2.81%
   Time deposits                                  277,959      10,074       4.85%       237,966         7,566       4.25%
   Federal funds purchased and repurchase
     agreements                                    61,023       2,135       4.68%        63,287         2,218       4.69%
   FHLB advances                                   92,393       4,065       5.88%        83,650         3,683       5.89%
   Subordinated debentures                         17,000         962       7.57%        10,956           614       7.49%
                                                ---------   ---------                 ---------    ----------
Total interest-bearing liabilities                662,539      21,537       4.35%       614,730        18,676       4.06%

Non-interest bearing liabilities:
Non-interest demand deposits                       80,200                                57,536
Accrued interest payable and other
   liabilities                                      7,221                                 2,306
Stockholders' equity                               65,005                                49,188
                                                ---------                             ---------
Total liabilities and stockholders' equity      $ 814,965                             $ 723,760
                                                =========                             =========

Net interest spread                                                         2.54%                                   2.48%
Net interest margin                                                         3.04%                                   2.88%

Net interest income (taxable equivalent
   basis)                                                      16,984                                  14,689

Less:  Taxable equivalent adjustment                              205                                     171
                                                            ---------                              ----------
Net interest income                                         $  16,779                              $   14,518
                                                            =========                              ==========

(1) The amount of fee income included in interest on loans was $653 and $515 for the nine months ended September 30, 2007 and 2006. The amount of expense from derivatives was $867 and $757 for the nine months ended September 30, 2007 and 2006.

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

                                                -----------------------------------------------------------------------------
                                                Three Months Ended September 30, 2007    Nine Months Ended September 30, 2007
                                                             compared to                             compared to
                                                Three Months Ended September 30, 2006    Nine Months Ended September 30, 2006
                                                     Increase/(Decrease) Due to               Increase/(Decrease) Due to
                                                -----------------------------------------------------------------------------
                                                Total Net                                Total Net
                                                  Change       Volume         Rate        Change         Volume        Rate
                                                -----------------------------------------------------------------------------
                                                           (In thousands)                           (In thousands)
Interest income:
   Interest-bearing deposits with other
     financial institutions                     $      (14)   $     (12)    $     (2)    $      20      $     19     $      1
   Taxable securities                                 (179)        (233)          54           240            (9)         249
   Tax-exempt securities                               (14)          (7)          (7)           66            86          (20)
   Total loans and fees                                207          135           72         4,841         3,356        1,485
   FHLB stock                                            8            3            5           (45)          (11)         (34)
                                                -----------------------------------------------------------------------------
Total increase (decrease) in interest income             8         (114)         122         5,122         3,441        1,681
                                                -----------------------------------------------------------------------------

Interest expense:
   Savings and other                                   (44)         (62)          18          (294)          (97)        (197)
   Time Deposits                                       325           (9)         334         2,508         1,369        1,139
   Federal funds purchased and repurchase
     agreements                                       (237)        (150)         (87)          (83)          (79)          (4)
   FHLB advances                                        74           97          (23)          382           385           (3)
   Subordinated debentures                               5           --            5           348           342            6
                                                -----------------------------------------------------------------------------
Total increase (decrease) in interest expense          123         (124)         247         2,861         1,920          941
                                                -----------------------------------------------------------------------------
Increase (decrease) in net interest income      $     (115)   $      10     $   (125)    $   2,261      $  1,521     $    740
                                                =============================================================================


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

Summary of Loan Loss Experience:

                                     Three Months Ended          Nine Months Ended
                                        September 30,              September 30,
                                   -----------------------     ----------------------
Activity for the period ended:        2007         2006          2007         2006
                                   ----------    ---------     ---------    ---------
                                       (In thousands)              (In thousands)
Beginning balance                  $    5,707    $   5,101     $   5,654    $   5,920
Charge-offs:
   Residential real estate                (21)          --           (86)         (35)
   Commercial real estate                  --         (193)          (44)        (193)
   Construction                            --           --            --         (600)
   Commercial business                   (125)          --          (125)         (63)
   Home equity                             --           --           (94)         (11)
   Consumer                               (17)         (33)          (93)        (293)
                                   --------------------------------------------------
       Total                             (163)        (226)         (442)      (1,195)

Recoveries:
   Residential real estate                  5           --            13           --
   Commercial real estate                  57            3            61            7
   Construction                            --           --            --           --
   Commercial business                     33            4            38           16
   Home equity                             --           --            --           --
   Consumer                                 6            9            27           18
                                   --------------------------------------------------
       Total                              101           16           139           41
                                   --------------------------------------------------
   Net loan charge-offs                   (62)        (210)         (303)      (1,154)

Provision                                 110           81           404          206
                                   --------------------------------------------------
Ending balance                     $    5,755    $   5,726     $   5,755    $   5,726
                                   ==================================================

Provision for loan losses was $110,000 and $404,000 for the three month and nine months ended September 30, 2007, compared to $81,000 and $206,000 for the same periods in 2006. Net loan charge-offs were $62,000 and $210,000 for the quarters ended September 30, 2007 and 2006, respectively, and $303,000 and $1.2 million for the nine months as of the same dates. The decrease in net charge-offs for the three month period was due to a decrease in commercial and commercial real estate charge-offs of $68,000 and an increase in commercial and commercial real estate recoveries of $82,000. The decrease in net charge-offs for the nine month period was due to the partial charge-off of a large construction credit during the second quarter of 2006 of $600,000. The Company had previously expensed and provided an amount for potential losses related to the large construction credit, and, as such, did not increase the provision for loan losses related to this credit during the nine months ended September 30,


                                   - - 21 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

2006. The increase in the provision for loan losses for the quarter ended September 30, 2007 as compared to September 30, 2006 was due primarily to an increase in the balance of the Company's loan portfolio. In addition to the increase in the balance of the Company's loan portfolio, the provision for loan losses for the nine months ended September 30, 2007 was also impacted by a reduction in management's estimate of potential losses on Scott County State Bank's unclassified credits based on an updated analysis of loan loss experience. The reduction in the estimate of potential losses on unclassified credits reduced management's estimate of the required allowance for loan losses necessary for losses that are probable within Scott County State Bank's portfolio, and correspondingly, the provision required to achieve the necessary allowance.

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

Non-performing assets. Loans (including impaired loans under the Financial Accounting Standard Board's Statement of Financial Accounting Standards 114 and
118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. We define impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Impaired loans decreased slightly to $4.3 million at September 30, 2007 as compared to $4.4 million at December 31, 2006.

                                                      September 30, 2007      December 31, 2006
                                                      -----------------------------------------
                                                                   (In thousands)
Loans on non-accrual status                              $    5,774              $    5,566
Loans past due 90 days or more and still accruing                93                      --
                                                         ----------------------------------
Total non-performing loans                                    5,867                   5,566

Other real estate owned                                         404                     457
                                                         ----------------------------------
Total non-performing assets                              $    6,271              $    6,023
                                                         ==================================
Non-performing loans to total loans                            0.92%                   0.91%
Non-performing assets to total loans                           0.99%                   0.98%
Allowance as a percent of non-performing loans                98.09%                 101.58%
Allowance as a percent of total loans                          0.91%                   0.92%


                                   - - 22 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income increased to $1.4 million and $4.0 million for the three and nine months ended September 30, 2007 from $1.3 million and $3.4 million for the three and nine months ended September 30, 2006. The increase in non-interest income for the three months ended September 30, 2007 as compared to the same period in 2006 is due primarily to the increase in the cash surrender value of life insurance from $138,000 for the three months ended September 30, 2006 to $170,000 for the same period in 2007, or 23.2%, due to the investment of $2.1 million in cash surrender value of life insurance during the third quarter of 2006. The increase in non-interest income for the nine months ended September 30, 2007 as compared to same period in 2006 was due primarily to the acquisition of the Scott County State Bank on July 1, 2006. Scott County State Bank provided non-interest income of $660,000 for the nine months ended September 30, 2007 as compared to $175,000 for the same period in 2006.
Excluding the operations of the Scott County State Bank, total non-interest income increased by $42,000, or 1.3%, for the nine months ended September 30, 2007 as compared to the same period in 2006. Service charges on deposit accounts increased by $402,000, or 16.3% to $2.9 million for the nine months ended September 30, 2007 from $2.5 million for the same period in 2006 due to the acquisition of the Scott County State Bank on July 1, 2006. The operations of the Scott County State Bank provided $524,000 of service charge income on deposit accounts for the nine months ended September 30, 2007 as compared to $156,000 for the same period in 2006. The increase in the cash surrender value of life insurance increased from $413,000 for the nine months ended September 30, 2006 to $507,000 for the same period in 2007, or 22.8%, due to an investment of $2.1 million in cash surrender value of life insurance during the third quarter in 2006. The increase in non-interest income was offset primarily by a decrease in net gain on sales of mortgage loans from $198,000 for the nine months ended September 30, 2006 to $140,000 for the same period in 2007 due to a decline in the volume of loans sold into the secondary market.

Non-interest expense. Non-interest expense was $5.4 million for the quarter ended September 30, 2007 compared to $5.1 million for the third quarter in 2006 and $16.4 million for the nine months ended September 30, 2007 compared to $13.6 million for the same period in 2006. The increase in non-interest expense for the three month period was due to increases in salaries and employee benefits of $132,000, equipment expense of $65,000, data processing expense of $56,000, and other expenses of $63,000. The increase for the nine month period was due to the acquisition of the Scott County State Bank on July 1, 2006 and increases in occupancy, legal and professional, and other expenses. Excluding the operations of the Scott County State Bank, non-interest expenses increased by $575,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. Salaries and benefits, the largest component of non-interest expense, increased by 4.7% to $2.9 million for the three months ended September 30, 2007 as compared to $2.8 million for the quarter ended September 30, 2006 and by 17.9% to $8.6 million for the nine months ended September 30, 2007 as compared to $7.3 million for the same period in 2006. The increase for the three months was due to an increase in the Company's accrual for employee bonuses and an increase in employee group insurance premiums. The increase for the nine months was primarily due to the acquisition of the Scott County State Bank, which increased the Company's full-time equivalent employees to 221, including 45 from the Scott County State Bank, from 189 immediately prior to the acquisition on July 1, 2006. The average expense per full-time equivalent employee was $13,208 and $38,814 for the three and nine months ended September


                                   - - 23 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

30, 2007 compared to $12,278 and $37,896 for the equivalent periods in 2006. Equipment expense was $391,000 and $1.1 million for the three and nine months ended September 30, 2007 compared to $326,000 and $846,000 for the same periods in 2006. The increase for the three and nine month periods in equipment expenses is due to increased depreciation expense associated with the replacement of computer equipment and peripherals during 2007 including equipment to support the new branch in the second quarter of 2007. In addition, equipment expense for the nine month period was affected by the acquisition of the Scott County State Bank which incurred $254,000 of equipment expense in 2007 as compared to $75,000 in 2006. Other non-interest expenses increased to $721,000 and $2.3 million for the three and nine months ended September 30, 2007 as compared to $658,000 and $1.6 million for the same periods in 2006. The increase for the three months is due to an increase in checking account charge-offs and an increase in amortization expense of $38,000 associated with the core deposit and loan customer intangible assets recognized in connection with the acquisition of the Scott County State Bank. The increase for the nine month period was due primarily to the acquisition of the Scott County State Bank which incurred $642,000 of other non-interest expense for the nine months ended September 30, 2007 as compared to $182,000 for the same period on 2006 and secondarily from increases in checking account charge-offs, other taxes and assessments, charitable contributions, and net losses on sales of foreclosed assets. Data processing expenses increased by $56,000, or 11.0% from $509,000 for the three months ended September 2006 to $565,000 for the same period in 2007. The increase was due to additional expenditures to the Company's external data service provider. Occupancy expenses increased to $1.3 million for the nine months ended from $1.1 million in the same period in 2006 due to the acquisition of the Scott County State Bank and also to the opening of a Your Community Bank branch in the second quarter of 2007 which increased the total branches for Your Community Bank to 18 from 17. The nine months ended September 30, 2007 were also impacted by increased branch repairs and maintenance expenditures. Marketing and advertising expense for the nine months ended September 30, 2007 increased to $473,000 from the same period in 2006 by $70,000, or 17.4%, due to the acquisition of the Scott County State Bank and marketing expenditures related to the new Your Community Bank branch in the second quarter of 2007. Legal and professional fees increased to $963,000 for the nine months ended September 30, 2007 from $757,000 in the same period of 2006. Management attributes the increase to legal and professional fees incurred by the Scott County State Bank as well as increased legal fees incurred by the Company related to the Company's benefit plans, SEC filings, and fees incurred to pursue collection of certain past due loans.

Income tax expense. Income tax expense for the three month and nine months ended September 30, 2007 was $343,000 and $917,000 compared to $525,000 and $1.1 million for the same periods in 2006. The effective tax rate for the three and nine months ended September 30, 2007 was 24.0% and 23.3% compared to 28.5% and 25.8% for the same periods in 2006. The decrease in the effective tax rate for both the three and nine month periods in 2007 is due to an increase in the Company's tax credit from the New Markets Tax Credit program and an increase in tax-exempt income from securities, loans, and cash surrender value of life insurance.

Liquidity and Capital Resources

Liquidity  levels  are  adjusted  in order to meet  funding  needs  for  deposit
outflows,   repayment  of  borrowings,   and  loan   commitments   and  to  meet
asset/liability objectives. Our primary sources


                                   - - 24 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2007, we had cash and interest-bearing deposits with banks of $14.8 million and securities available-for-sale with a fair value of $104.8 million. If we require funds beyond the funds we are able to generate internally, we have $105.8 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis, unused federal funds lines of credit with various nonaffiliated financial institutions of $44.7 million and $1.5 million of an unused line of credit with a nonaffiliated financial institution.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2007, Your Community Bank and Scott County State Bank were each in compliance with all regulatory capital requirements that were effective and were each considered well capitalized as of such date with capital ratios as follows:

September 30, 2007:

                                                              Total             Tier 1             Tier 1
                                                           Capital To         Capital To         Capital To
                                                          Risk-weighted      Risk-weighted        Average
                                                             Assets             Assets             Assets
                                                          -------------------------------------------------
Consolidated                                                  10.9%              10.0%              8.0%
Your Community Bank                                           11.2%              10.3%              8.6%
Scott County State Bank                                       15.8%              15.1%              9.6%

Minimum to be well capitalized under regulatory capital
   requirements:                                              10.0%               6.0%              5.0%

December 31, 2006:

                                                              Total             Tier 1             Tier 1
                                                           Capital To         Capital To         Capital To
                                                          Risk-weighted      Risk-weighted        Average
                                                             Assets             Assets             Assets
                                                          -------------------------------------------------
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

We have been repurchasing shares of our common stock since May 21, 1999. A net total of 568,147 shares at an aggregate cost of $9.8 million have been repurchased since that time under both the current and prior repurchase plans. Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may


                                   - - 25 - -

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

be purchased. We repurchased 26,199 of our shares for $516,000 during the quarter ended September 30, 2007 under the current repurchase plan.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at September 30, 2007 were not significantly different from the information that was reported in the Company's annual report on Form 10-K for the year ended December 31, 2006.


                                   - - 26 - -

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of September 30, 2007 our net interest income would decrease by an estimated 2.4%, or $544,000, over the one year forecast horizon. As of December 31, 2006, in the Up 200 Scenario we estimated that net interest income would decrease 5.6%, or $1.1 million, over a one year forecast horizon ending December 31, 2007. Given a gradual 200 basis point decrease in the projected yield curve used in the simulation model (Down 200 Scenario), we estimated that as of September 30, 2007 our net interest income would increase by an estimated 2.5%, or $580,000, over the one year forecast horizon. As of December 31, 2006, given a gradual decrease 200 basis point decrease in the projected yield curve, we estimated that net interest income would decrease 1.6%, or $324,000, over a one year forecast horizon ending December 31, 2007.

The projected results are within our asset/liability management policy limits which states that the negative impact to net interest income should not exceed 7% in a 100 or 200 basis point


                                   - - 27 - -

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

Our interest sensitivity profile at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of September 30, 2007 and December 31, 2006, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of September 30, 2007 and ending on September 30, 2008:

                                                         Interest Rate Sensitivity as of September 30, 2007
                                                -------------------------------------------------------------------
                                                Gradual Decrease in                             Gradual Increase in
                                                   Rates of 200                                    Rates of 200
                                                   Basis Points                 Base               Basis Points
                                                -------------------------------------------------------------------
                                                                           (In thousands)
Projected interest income:
   Loans                                            $   42,952              $   45,517              $   47,987
   Investments                                           4,886                   5,062                   5,194
   FHLB and FRB stock                                      379                     379                     379
   Interest-bearing bank deposits                          607                     787                     967
                                                    ----------------------------------------------------------
Total interest Income                                   48,824                  51,745                  54,527

Projected interest expense:
   Deposits                                             15,248                  17,599                  19,755
   Short-term borrowings                                 2,282                   2,981                   3,679
   FHLB advances                                         6,376                   6,684                   7,014
   Subordinated debentures                               1,145                   1,288                   1,430
                                                    ----------------------------------------------------------
Total interest expense                                  25,051                  28,552                  31,878
                                                    ----------------------------------------------------------
Net interest income                                 $   23,773              $   23,193              $   22,649
                                                    ==========================================================
Change from base                                    $      580                                      $     (544)
Percent change from base                                  2.50%                                          (2.35)%


                                   - - 28 - -

                                 PART I - ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2006 and ending December 31, 2007:

                                                         Interest Rate Sensitivity as of December 31, 2006
                                                ---------------------------------------------------------------------
                                                 Gradual Decrease in                             Gradual Increase in
                                                Interest Rates of 200                           Interest Rates of 200
                                                    Basis Points                Base                Basis Points
                                                ---------------------------------------------------------------------
                                                                           (In thousands)
Projected interest income:
   Loans                                            $   41,508              $   44,098               $   46,630
   Investments                                           5,573                   5,690                    5,814
   FHLB and FRB stock                                      364                     364                      364
   Interest-bearing bank deposits in other
         Financial institutions                            340                     435                      522
                                                    -----------------------------------------------------------
Total interest income                                   47,785                  50,587                   53,330

Projected interest expense:
   Deposits                                             17,575                  18,778                   20,975
   Short-term borrowings                                 4,048                   5,006                    5,957
   FHLB advances                                         5,211                   5,385                    5,960
   Subordinated debentures                               1,133                   1,276                    1,416
                                                    -----------------------------------------------------------
Total interest expense                                  27,967                  30,445                   34,308
                                                    -----------------------------------------------------------
Net interest income                                 $   19,818              $   20,142               $   19,022
                                                    ===========================================================
Change from base                                    $     (324)                                      $   (1,120)
Percent change from base                                 (1.61)%                                          (5.56)%


                                   - - 29 - -

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


                                   - - 30 - -

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits

Exhibits
--------

         The exhibits  required by Item 601 of Regulation  S-K are listed in the
         Exhibit Index of this Form 10-Q and are filed as a part of this report.


                                   - - 31 - -

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          COMMUNITY BANK SHARES OF INDIANA, INC.
                                          (Registrant)


Dated:  November 13, 2007                 BY:  /s/ James D. Rickard
-------------------------                      ---------------------------------
                                               James D. Rickard
                                               President and
                                                 Chief Executive Officer
                                               (Principal Executive Officer)


Dated:  November 13, 2007                 BY:  /s/ Paul A. Chrisco
-------------------------                      ---------------------------------
                                               Paul A. Chrisco
                                               Senior Vice-President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)


                                   - - 32 - -

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


                                   - - 33 - -