Form 10-K
period 2007-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2008-03-31
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the Fiscal Year Ended December 31, 2007
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
None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES _ NO X_

Indicate by checkmark if the Registrant is not required to file requests pursuant to Section 13 or 15(d) of the Act.  YES _ NO X_

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES X NO__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __ Accelerated filer __ Non-accelerated filer X_ Smaller reporting company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES _ NO X_

As of June 30, 2007, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $64,879,554 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.  Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2008, there were issued and outstanding 3,255,134 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2008 (the “2008 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

Index
Part I

Item 1.  Business

General

Community Bank Shares of Indiana, Inc. (the “Company”) is a bank holding company headquartered in New Albany, Indiana. The Company’s wholly-owned banking subsidiaries are Your Community Bank (“YCB”), which changed its name effective November 1, 2005, from Community Bank of Southern Indiana, and The Scott County State Bank (“SCSB”), which was acquired on July 1, 2006 through the Company’s acquisition of The Bancshares, Inc (YCB and SCSB are at times collectively referred to herein as the “Banks”).  Until November 14, 2003, the Company also operated four bank offices in Jefferson and Nelson County, Kentucky through its wholly-owned banking subsidiary, Community Bank of Kentucky, Inc. (“CBKY”).  On November 14, 2003 CBKY was merged with and into YCB.  The Banks are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions.  YCB is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Office of Financial Institutions while SCSB is also regulated by the Federal Reserve.

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

In June 2004 and June 2006, the Company completed placements of floating rate subordinated debentures through two trusts formed by the Company, Community Bank Shares (IN) Statutory Trust I and Trust II (“Trusts”).  Because the Trusts are not consolidated with the Company, pursuant to FASB Interpretation No. 46, the Company’s financial statements reflect the subordinated debt issued by the Company to the Trusts.

The Company had total assets of $823.6 million, total deposits of $573.3 million, and stockholders' equity of $64.5 million as of December 31, 2007. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

Business Strategy

The Company's current business strategy is to operate well-capitalized, profitable and independent community banks with a significant presence in their primary market areas.  The Company’s growth strategy is focused on expansion through organic growth within its market areas.  The Company offers business and personal banking services through a full range of deposit products that include non-interest and interest-bearing checking accounts, ATM’s, debit cards, savings accounts, money market accounts, certificates of deposit and individual retirement accounts.  The Company’s loan products include:  secured and unsecured business loans of various terms to local businesses and professional organizations; consumer loans including home equity lines of credit, automobile and recreational vehicle, credit cards, construction, and loans secured by deposit accounts; and residential real estate loans.   In addition, the Company also offers non-deposit investment products such as stocks, bonds, mutual funds, and annuities to customers within its banking market areas through a strategic alliance with Smith Barney.

Internal Growth. Management believes the optimum way to grow the Company is by attracting new loan and deposit customers within its existing markets through its extensive product offerings and attentive customer service.  Management believes the Company’s customers seek a banking relationship with a service-oriented community banking institution and feels the Company’s banking centers have an atmosphere which facilitates personalized service and a broad range of product offerings to meet customers’ needs. However, the Company will consider acquisition opportunities that help advance its strategic objectives.

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

Index
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

Commercial Real Estate Loans.  The Company's commercial real estate loans are secured by improved property such as offices, small business facilities, apartment buildings, nursing homes, warehouses and other non-residential buildings, most of which are located in the Company's primary market area and some of which are to be used or occupied by the borrowers. Commercial real estate loans have been offered at adjustable interest rates and at fixed rates with balloon provisions at the end of the term financing. The Company continues to originate commercial real estate loans, commercial real estate construction and development loans and land loans.  Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentrations of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Company has increased its origination of multi-family residential or commercial real estate loans over the last few years, and has attempted to protect itself against the increased credit risk associated with these loans through its underwriting standards and ongoing monitoring processes.

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

The Company's fixed and adjustable rate residential mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

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

Index
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

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of the prospective borrower’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and from any verifiable secondary income.  The underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Mortgage-Banking Operations.  The Company originates qualified government guaranteed loans and conventional secondary market loans which are generally sold with the servicing released. This arrangement provides necessary liquidity to the Company while providing additional loan products to the Company’s customers.

Loan Solicitation and Processing. Loans are originated through a number of sources including loan sales staff, real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Processing procedures are affected by the type of loan requested and whether the loan will be funded by the Company or sold into the secondary market.

Mortgage loans that are sold into the secondary market are submitted, when possible, for Automated Underwriting, which allows for faster approval and an expedited closing. The Company’s responsibility on these loans is the fulfillment of the loan purchaser's requirements. These loans often have reduced underwriting features and may be made without an appraisal or credit report at the option of the purchaser.  Loans that are reviewed in a more traditional manner, which are mostly loans held for the Company's own portfolio, require credit reports, appraisals, and income verification before they are approved or disapproved.  Private mortgage insurance is generally required on loans with a ratio of loan to appraised value of greater than eighty percent. Property insurance and flood certifications are required on all real estate loans.

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

Employees

As of December 31, 2007, the Company employed 252 employees, 212 full-time and 40 part-time.  None of these employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

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

Index
The Company’s primary market areas consist of Floyd, Clark, and Scott counties in Southern Indiana and Jefferson and Nelson counties in Kentucky.  These are four (excluding Scott County) of the thirteen counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of 1.2 million.  The aggregate population of Floyd, Clark, and Scott counties is approximately 200,000 while the populations of Jefferson and Nelson Counties are approximately 702,000 and 42,000, respectively. The Company's headquarters are located in New Albany, Indiana, a city of 37,000 located approximately three miles from the center of Louisville.

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

As state-chartered commercial banks, the Company’s subsidiary banks are subject to examination, supervision and extensive regulation by the Federal Deposit Insurance Corporation (“FDIC”), the Indiana Department of Financial Institutions (“DFI”) and (with respect to YCB and its branch offices located in Kentucky) the Kentucky Office of Financial Institutions (“KOFI"). The Banks are members of and own stock in the Federal Home Loan Bank (“FHLB”) of Indianapolis, and Cincinnati. The FHLB institutions located in Indianapolis and Cincinnati are two of the twelve regional banks in the FHLB system. The Banks are also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Banks are subject is intended primarily for the protection of the Company’s customers and depositors, and not its shareholders.

The FDIC, Federal Reserve, and DFI/KOFI regularly examine the Banks and prepare reports for the consideration of the Banks’ Board of Directors on any deficiencies that they may find in the Banks’ operations. The relationship of the Banks with their depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the form and content of the Banks’ mortgage documents and communication of loan and deposit rates to both existing and prospective customers. Financial institutions in various regions of the United States have been called upon by examiners to write down assets to their fair market values and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

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

Index
Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than ten percent stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (15% of the Bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2007 the Banks were in compliance with the above restrictions.

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

Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately-capitalized and may require an adequately-capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2007, the Company and the Banks were deemed well-capitalized for purposes of the above regulations.

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

As members of the FHLB system, the Banks are required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2007, $7.2 million of FHLB stock was outstanding for the Banks, which were in compliance with this requirement. In past years, the Banks have received dividends on its FHLB stock.

Index
Insurance of Accounts. The Banks’ deposits are insured up to $100,000 per insured member (as defined by law and regulation) and, except for certain deposits assumed by YCB upon the merger of Heritage Bank of Southern Indiana into YCB in 2002 (which are insured by the Bank Insurance Fund (BIF)), are insured by the Savings Association Insurance Fund (SAIF). This insurance is backed by the full faith and credit of the United States Government. The SAIF and the BIF are both administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk-related premium system. Each insured institution is assigned to one of three capital groups: well-capitalized, adequately-capitalized or undercapitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution's primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the nine risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well-capitalized, subgroup "A" category institutions are assessed the lowest insurance rate, while institutions assigned to the undercapitalized subgroup "C" category are assessed the highest insurance rate.  As of December 31, 2007 the Banks were assigned to the well-capitalized, subgroup "A" category and paid an annual insurance rate of 6.1 cents per $100 of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Cash on hand or on deposit with the Federal Reserve Bank of $1.4 million and $6.5 million was required to meet regulatory reserve and clearing requirements at year-end 2007 and 2006, respectively.  These balances do not earn interest.  Banks are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

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

Management has evaluated its tax positions in association with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return effective for its fiscal year beginning January 1, 2007.  The adoption of FIN 48 did not have a material effect on the financial statements.  As of December 31, 2007, the Company’s 2004 and 2005 federal tax returns were being audited by the Internal Revenue Service (“IRS”).  Subsequent to year end, the Company was notified by the IRS that the examinations were complete and that there would be no adjustments made for 2004 and 2005 and a refund would be issued for 2006 for $20,000.  Accordingly, the Company anticipates reducing its reserve for unrecognized tax benefits in 2008 by $55,000.

Indiana Taxation. The Company is subject to a franchise tax imposed by the State of Indiana.  The tax is imposed at the rate of 8.5 percent of the Company's adjusted gross income. In computing adjusted gross income, no deductions are allowed for municipal interest and U.S. Government interest.  In 2000, the Indiana financial institution tax law was amended to treat resident financial institutions the same as nonresident financial institutions by providing for apportionment of Indiana income based on receipts in Indiana. This revision allowed for the exclusion of receipts from out of state sources and federal government and agency obligations.

Currently, income from YCB’s subsidiaries CBSI Holdings, Inc., CBSI Investments, Inc. and CBSI Investment Portfolio Management, LLC is not subject to the Indiana franchise tax.

The Company’s December 31, 2004, 2003, and 2002 Indiana state franchise tax return were audited in 2006.  The Indiana Department of Revenue concluded that no adjustments were necessary as a result of their audits.

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

Index
Available Information.  The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The public may read and copy any material the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC on its website at www.sec.gov.  The Company makes available through its website, www.yourcommunitybank.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Item 1A.  Risk Factors

There are a number of factors, including those specified below, that may adversely affect our business, financial results or stock price.  Additional risks that we currently do not know about or currently view as immaterial may also impair our business or adversely impact our financial results or stock price.

As used in this Item 1A of the Form 10-K, the terms “we”, “us” and “our” refer to Community Bank Shares of Indiana, Inc., an Indiana corporation and its subsidiaries (unless the context clearly implies otherwise).

Industry Risk Factors

Changes in the laws, regulations and policies governing financial services companies could alter our business environment and adversely affect our operations.  The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that we hold, such as debt securities.

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

Changes in consumer use of banks and changes in consumer spending and saving habits could adversely affect our financial results.  Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This “disintermediation” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect our operations, and we may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

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

Index
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

Index
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

Our stock price can be volatile and there is a limited trading market for our stock. Our stock price can fluctuate widely in response to a variety of factors, including:

▪	actual or anticipated variations in our quarterly operating results;
▪	recommendations by securities analysts; acquisitions or business combinations;
▪	operating and stock price performance of other companies that investors deem comparable to us;
▪	new technology used or services offered by our competitors;
▪	news reports relating to trends, concerns and other issues in the financial services industry; and
▪	changes in government regulations.

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

Index
Item 2.  Properties

The Company conducts its business through its corporate headquarters located in New Albany, Indiana.  YCB operates a main office and eleven branch offices in Clark and Floyd Counties, Indiana, and six branch offices in Jefferson and Nelson Counties, Kentucky. SCSB operates a main office and three branch offices in Scott County, Indiana.  The following table sets forth certain information concerning the main offices and each branch office at December 31, 2007. The Company’s aggregate net book value of premises and equipment was $15.1 million at December 31, 2007.

Location	Year Opened	Owned or Leased
Your Community Bank:
101 West Spring Street - Main Office	1937	Owned
New Albany, IN 47150

401 East Spring Street - Drive Thru for Main Office	2001	Owned
New Albany, IN 47150

2626 Charlestown Road	1995	Owned
New Albany, IN 47150

4328 Charlestown Road	2004	Leased
New Albany, IN 47150

480 New Albany Plaza	1974	Leased
New Albany, IN 47130

901 East Highway 131	1981	Owned
Clarksville, IN 47130

701 Highlander Point Drive	1990	Owned
Floyds Knobs, IN 47119

102 Heritage Square	1992	Owned
Sellersburg, IN 47172

201 W. Court Avenue	1996	Owned
Jeffersonville, IN 4710

5112 Highway 62	1997	Owned
Jeffersonville, IN 47130

2917 E. 10th Street	2007	Leased
Jeffersonville, IN 47130

2910 Grantline Road	2002	Leased
New Albany, IN 47150

400 Blankenbaker Parkway, Suite 100	2002	Leased
Louisville, KY 40243

106A West John Rowan Boulevard. - Main Office	1997	Leased
Bardstown, KY 40004

119 East Stephen Foster Avenue	1972	Owned
Bardstown, KY 40004

7101 Cedar Springs	2002	Leased
Louisville, KY 40291

4510 Shelbyville Road	2003	Leased
Louisville, KY 40207

13205 Magisterial Drive	2006	Leased
Louisville, KY 40223

The Scott County State Bank:
136 West McClain Avenue - Main Office	1890	Owned
Scottsburg, IN 47170

125 West Wardell - Drive Thru	1981	Owned
Scottsburg, IN 47170

1050 North Gardner	1974	Owned
Scottsburg, IN 47170

57 North Michael Drive	1998	Owned
Scottsburg, IN 47170

Index
Item 3.  Legal Proceedings

There are various claims and law suits in which the Company or its subsidiaries are periodically involved, such as claims to enforce liens, foreclosure or condemnation proceedings on properties in which the Banks hold mortgages or security interests, claims involving the making and servicing of real property loans and other issues incident to the Banks’ business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits with the possible exception of the following matter.

YCB made loans to MW Development Services, LLC (“Borrower”) beginning in September, 2004, guaranteed by the Borrower’s two principals.  The loans were to enable the Borrower to purchase real estate and develop it for sale as residential subdivision lots.  The loans are secured by first and second mortgage liens in favor of YCB on the real property that was acquired.

The development project is incomplete, but there is no additional borrowing available from YCB.  The total amount owed to YCB on the loans was approximately $4,028,106 as of December 27, 2005 (including principal and interest but not late fees or attorney fees).  The loans are in default on grounds including the Borrower’s failure to pay interest, the filing of numerous mechanics’ and material men’s liens against the property and the filing by the lien claimant, D.F. Crane Construction Corp. (“Crane”) of a foreclosure action on its lien in the Jefferson Circuit Court (Commonwealth of Kentucky).  Along with the Borrower, YCB has been named as a defendant in that action for the purpose of asserting its lien position.  Crane’s action and the cross-claim of another lien claimant each alleged that it should be adjudicated a first lien but originally did not otherwise assert any claims or seek any other relief against YCB.

In 2006 YCB settled with the Borrower and the guarantors (retaining the right to enforce the mortgages against the property).  Also during 2006, Crane amended its complaint to state claims against YCB.  Crane alleges causes of action against YCB based on claims that YCB misrepresented or failed to disclose matters concerning this credit facility that caused Crane to extend more credit to the Borrower than it would have done otherwise.  Crane alleges a damages claim against YCB in an unstated amount and seeks the subordination of YCB’s mortgages to Crane’s lien claim, which is in the principal amount of $499,024.73 plus interest and fees the amounts of which have not yet been determined.  YCB and Crane are currently in settlement negotiations and have reached a tentative settlement agreement.  The Company has accrued $200,000 as of December 31, 2007 for the probable settlement with Crane.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

Index
Part II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information
The Company’s common stock is traded on the Nasdaq National Market under the symbol “CBIN”.  The quarterly range of low and high trade prices per share of the Company’s common stock for the periods indicated as reported on the Nasdaq National Market, as well as the per share dividend paid in each such quarter by the Company on its common stock is shown below.

2007				2006
QUARTER ENDED	HIGH	LOW	DIVIDEND	QUARTER ENDED	HIGH	LOW	DIVIDEND
March 31	$22.99	$21.44	$0.160	March 31	$23.74	$22.00	$0.160
June 30	21.85	19.74	0.175	June 30	23.45	21.05	0.160
September 30	21.45	19.25	0.175	September 30	22.87	21.05	0.160
December 31	21.35	17.30	0.175	December 31	23.67	21.76	0.160

Holders
As of March 13, 2008 there were 881 holders of the Company’s common stock.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	319,885	(1)	$20.40	461,050	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	319,885	(1)	$20.40	461,050	(2)

(1) Of the shares reflected, 301,360 shares have been granted under the Company’s Stock Award Plan and 28,500 performance units have been granted under the Company’s Performance Units Plan of which 18,525, or 65%, will be paid in shares (see Note 12 of the Company’s consolidated financial statements for further information on the Company’s Performance Units Plan).
(2) Of the shares reflected, 212,050 shares are available to be awarded under the Company’s Stock Award Plan and 249,000 shares are available to be awarded under the Company’s Performance Units Plan.

Index
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

The graph compares the performance of Community Bank Shares of Indiana, Inc. common stock to the Russell 2000 index and the SNL Bank $500 MM - $1 B Bank index for the Company’s last five fiscal years.  The graph assumes the value of the investment in Company common stock and in each index was $100 at December 31, 2002 and that all dividends were reinvested.

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
Community Bank Shares of Indiana, Inc.
Russell 2000
SNL Bank $500M-$1B Index
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Community Bank Shares of Indiana, Inc.	100.00	150.41	163.67	178.89	181.64	148.35
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL Bank $500M-$1B Index	100.00	144.19	163.41	170.41	193.81	155.31

Index
Item 6.  Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial information from 2003 through 2007.  This information should be read in conjunction with the Consolidated Financial Statements and the related Notes.  Factors affecting the comparability of certain indicated periods are discussed in "Management’s Discussion And Analysis Of Financial Condition And Results Of Operations."  For analytical purposes, net interest margin is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003
Income Statement Data:
Interest income	$50,762	$46,033	$35,058	$27,786	$25,252
Interest expense	28,395	25,995	17,344	12,796	11,675
Net interest income	22,367	20,038	17,714	14,990	13,577
Provision for loan losses	1,296	262	1,750	1,105	1,274
Non-interest income	5,141	4,794	4,865	3,271	3,684
Non-interest expense	21,804	19,116	16,155	13,903	13,104
Income before taxes	4,408	5,454	4,674	3,253	2,883
Net income	3,503	4,111	3,749	2,588	2,302

Balance Sheet Data:
Total assets	$823,568	$816,633	$665,008	$590,066	$521,315
Total securities	99,465	121,311	98,835	90,152	83,143
Total loans, net	629,732	607,932	512,448	450,676	390,026
Allowance for loan losses	6,316	5,654	5,920	4,523	4,034
Total deposits	573,346	549,918	464,836	411,306	341,315
Other borrowings	72,796	84,335	47,735	43,629	45,325
FHLB advances	91,376	92,756	98,000	82,000	90,200
Subordinated debenture	17,000	17,000	7,000	7,000	-
Total shareholders’ equity	64,465	65,541	42,775	42,781	42,289

Per Share Data:
Basic earnings per share*	$1.05	$1.36	$1.43	$0.98	$0.88
Diluted earnings per share*	1.04	1.35	1.41	0.97	0.87
Book value*	19.77	19.06	16.42	16.27	16.13
Cash dividends per share*	0.685	0.640	0.580	0.540	0.530

Performance Ratios:
Return on average assets	0.43%	0.55%	0.59%	0.47%	0.47%
Return on average equity	5.39	7.73	8.68	6.10	5.37
Net interest margin	3.03	2.89	3.00	2.93	3.02
Efficiency ratio	79.26	76.98	71.55	76.13	75.92

Asset Quality Ratios:
Non-performing assets to total loans	1.88%	0.98%	1.08%	0.37%	0.61%
Net loan charge-offs to average loans	0.10	0.22	0.07	0.15	0.29
Allowance for loan losses to total loans	0.99	0.92	1.14	0.99	1.02
Allowance for loan losses to non-performing loans	56	102	108	285	223

Capital Ratios:
Leverage ratio	8.0%	8.1%	8.0%	8.7%	8.3%
Average stockholders’ equity to average total assets	8.0	7.1	6.8	7.7	8.7
Tier 1 risk-based capital ratio	9.9	10.5	9.5	10.4	10.4
Total risk-based capital ratio	10.9	11.4	10.5	11.3	11.4
Dividend payout ratio	65.6	46.7	40.5	54.8	59.8

Other Key Data:
End-of-period full-time equivalent employees	232	224	182	169	154
Number of bank offices	22	21	16	16	15

* 2003 has been restated to reflect a 10% stock dividend paid on December 27, 2004

Index
Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results of Operations

Overview

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiaries, the Banks, at December 31, 2007 and 2006, and the consolidated results of operations for each of the years in the three year period ended December 31, 2007.  The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

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

The operating results of the Company depend primarily upon the Banks’ net interest income, which is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities.  Interest-earning assets principally consist of loans, taxable and tax-exempt securities, and FHLB stock.  Interest-bearing liabilities principally include deposits, retail repurchase agreements, federal funds purchased, and advances from the FHLB Indianapolis and Cincinnati.  The net income of the Banks is also affected by 1) provision for loan losses, 2) non-interest income (including gains on sales of loans and securities, deposit account service charges and commission-based income on non-deposit investment products), 3) non-interest expenses (including compensation and benefits, occupancy, equipment, data processing expenses, marketing and advertising, and other expenses, such as audit, postage, printing, and telephone expenses), and 4) income tax expense.

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

Index
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

Based on the procedures discussed above, management is of the opinion that the allowance of $6.3 million was adequate to address probable incurred credit losses associated with the loan portfolio at December 31, 2007.

Goodwill and Other Intangible Assets

The Company has a recorded balance of $15.3 million of goodwill and $2.9 million of other intangible assets at December 31, 2007 in association with its acquisition of SCSB in 2006.  The Company is required to perform an annual assessment of goodwill and other intangible assets to determine potential impairment.  Also, management, on an on-going basis, informally reviews and analyzes certain transactions or events that may indicate potential impairment of goodwill and other intangible assets throughout the year.  The analysis and determination of potential impairment and the identification of relevant factors and events indicating potential impairment require a high degree of judgment from management.  The Company performed a formal assessment of goodwill and other intangible assets in the 4th quarter of the 2007 which indicated that goodwill and intangible assets were not impaired.  Also, no other events were identified in 2007 which caused us to believe that goodwill or intangible assets were impaired.

Deferred Tax Assets

The Company has a net deferred tax asset of approximately $187,000. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2007, a valuation allowance of $422,000 has been established against the outstanding deferred tax asset. Note 13 to the Consolidated Financial Statements describes the net deferred tax asset. The deferred tax asset will be utilized as the Company is profitable or as the Company carries back tax losses to periods in which it paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

Highlights

The Company earned net income of $3.5 million for the year ended December 31, 2007 as compared to $4.1 million for 2006, a decrease of 14.8%.  The decrease in net income was primarily due to an increase in the provision for loan losses of $1.0 million as management increased the allowance for loans losses in response to an increase in the Company’s classified loans, downgrades in certain large credits, and observed market and economic conditions.  Also impacting 2007 was an increase in non-interest expenses of $2.7 million to $21.8 million during 2007 as compared to $19.1 million for 2006 due mostly to the acquisition of SCSB on July 1, 2006; the Company incurred twelve months of expense in 2007 related to SCSB as opposed to six months in 2006.  The increases in provision for loans losses and non-interest expense were offset by an increase in net interest income of $2.3 million, or 11.6%, an increase in non-interest income of $347,000, and a decrease in the provision for income taxes of $438,000.  The Company’s book value per common share increased to $19.77 per share at December 31, 2007 from $19.06 per share at December 31, 2006.

The following table summarizes selected financial information regarding the Company's financial performance:

Table 1 – Summary

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2007	2006	2005
Net income	$3,503	$4,111	$3,749
Basic earnings per share	1.05	1.36	1.43
Diluted earnings per share	1.04	1.35	1.41

Return on average assets	0.43%	0.55%	0.59%
Return on average equity	5.39	7.73	8.68

Index
The Company’s total assets increased by 0.8% to $823.6 million at December 31, 2007 from $816.6 million as of the same date in 2006 primarily due to increases in net loans of $21.8 million and interest bearing deposits of $18.4 million, offset by decreases in securities available for sale of $21.8 million and cash and due from financial institutions of $5.7 million.  Total deposits increased by $23.4 million to $573.3 million as of December 31, 2007 from $549.9 million as of December 31, 2006 with $18.4 million of the increase attributable to interest-bearing deposits.  Other borrowings and FHLB advances decreased by 13.7% and 1.5% to $72.8 million and $91.4 million, respectively, as of the end of the year 2007 as compared to $84.3 million and $92.8 million as of the same date in 2006.  Total shareholders’ equity decreased by $1.1 million due primarily to the purchase of 186,090 shares of the Company’s stock for an aggregate price of $3.9 million, offset by an increase in retained earnings of $1.2 million and a decrease in accumulated other comprehensive loss of $1.5 million.

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

Net interest income increased by $2.3 million, or 11.6%, to $22.4 million for the twelve months ended December 31, 2007 from $20.0 million for the same period in 2006 due primarily to the acquisition of SCSB on July 1, 2006.  Net interest margin on a taxable equivalent basis increased by 14 bps to 3.03% for the year ended 2007 as compared to 2.89% for the same period in 2006.  The increase in net interest margin was driven primarily by an increase in the yield on interest earning assets, which increased by 23 bps to 6.82% on a fully taxable equivalent basis for the year ended December 31, 2007 from 6.59% for the year ended December 31, 2006.  Most of the increase in yield on interest earning assets was due to the increase in yield on the Company’s loan portfolio.  The cost on interest bearing liabilities increased by 17 bps to 4.29% for the twelve months ended 2007 from 4.12% for the same period in 2006 due to an increase in the average rate on time deposits.  Also impacting net interest income was the interest expense recognized on the Company’s interest rate swaps of $1.0 million for the year ended December 31, 2007 which decreased by $47,000 from $1.1 million for the year ended December 31, 2006.  The Company anticipates the interest expense recognized on interest rate swaps to decrease substantially in 2008 as one of the swaps matured in June 2007 and the other is scheduled to mature in June of 2008 (See Note 15 to the Consolidated Financial Statements).

Average interest earning assets increased by 6.5% from $702.2 million for 2006 to $748.1 million for 2007.  The increase in interest earning assets was primarily due to an increase in average loans of $50.9 million as a result of the acquisition of SCSB on July 1, 2006 and an increase in the Company’s loan portfolio during 2007 of $22.5 million.  The yield on the Company’s loan portfolio increased to 7.19% for the twelve months ended 2007 from 7.01% for the same period in 2006.  Management attributes the increase in loan yield to a continued focus on enhancing the net interest margin through profitable growth in the Company’s loan portfolio and an emphasis on increasing current and existing customer profitability through evaluation of the entire relationship, including deposits.  The yield on average earning assets was also impacted by an increase in the yield on taxable securities of 29 bps from 4.50% for the year ended 2006 to 4.79% in 2007.  The increase in the yield on taxable securities was due to maturities and sales of lower yielding U.S Government and federal agency securities during the year.  Offsetting the increase in yield on interest earning assets was a decrease in the fully taxable equivalent yield of tax-exempt securities to 6.69% for the year ended December 31, 2007 from 7.51% for the year ended December 31, 2006.  Management attributes the decrease to maturities of higher yielding tax-exempt securities replaced with lower yielding tax-exempt securities.

In 2007, average interest bearing liabilities increased by 5.0% to $662.4 million from $630.7 million in 2006.  The increase in average interest bearing liabilities was primarily due to an increase in time deposits which increased to $273.1 million for the year ended December 31, 2007 from $249.0 million for the year ended December 31, 2006 with the average rate increasing to 4.83% from 4.36% over the same period.  The increase in the average rate of time deposits was the result of management’s efforts to maintain and increase the Company’s deposit base in a competitive local market.  The Company was able to decrease its cost on other borrowings to 4.43% for the twelve months ended in 2007 from 4.76% for the same period in 2006 by obtaining a $9.8 million structured repurchase agreement entered into in the fourth quarter of 2007 that currently has a yield of 2.79%.  Also contributing to the reduction in the average rate of other borrowings was a decrease in the average rate paid on the Company’s repurchase agreements from 4.84% for 2006 to 3.36% for 2007 and a decrease in the federal funds rate of 100 bps during 2007.  The increase in the net interest margin on a fully taxable equivalent basis in 2007 was further enhanced by an increase in average non-interest bearing deposits of $18.7 million, or 30.1%, to $80.8 million for 2007 from $62.1 million for 2006 due to the acquisition of SCSB on July 1, 2006 and a focused effort to increase non-interest bearing deposits through employee incentives, increased deposit product offerings including remote deposit capture and lockbox, and cross-selling of current and prospective loan customers.

Index
Net interest income increased $2.3 million, or 13.1%, to $20.0 million for 2006 compared to $17.7 million in 2005.  The increase in net interest income is primarily attributable to the Company’s acquisition of SCSB which provided net interest income of $3.0 million in 2006.  Excluding net interest income from SCSB, net interest income decreased by $659,000 from 2005 and was impacted by an increase in interest expense recognized on the Company’s interest rate swaps from $163,000 recognized during 2005 to $1.1 million in 2006 (See Note 15 to the Consolidated Financial Statements). The Company’s net interest rate spread decreased to 2.47% for 2006 from 2.69% in 2005, and its net interest margin decreased to 2.89% for 2006 from 3.00% in 2005 due to the increase in interest expense associated with the Company’s interest rate swaps.  The acquisition of SCSB had a positive impact on the Company’s yields on interest earning assets and interest bearing liabilities.  The average yield (on an annualized basis) for loans was 7.95%, 4.98% for investment securities, and 7.16% for total interest earning assets of SCSB while the average yield on savings accounts was 1.12%, 4.98% for time deposits greater than $100,000, 3.70% for other time deposits, 5.15% for FHLB advances, and 2.97% for total interest-bearing liabilities.

Average interest-earning assets increased 18.0% during 2006 to $702.2 million, compared to a 14.8% increase during 2005.  The increase in 2006 was primarily due to the acquisition of SCSB; excluding SCSB, growth in earning assets was minimal.  As a result of the acquisition, the composition of the Company’s loan portfolio mix changed resulting in a higher percentage of residential real estate and consumer loans than in 2005.  Average loans grew $81.9 million or 16.6% to $575.1 million in 2006, while the loan yield increased to 7.01%, compared to 6.28% for 2005, primarily due to several prime rate increases throughout the year that raised yields on portfolio loans indexed to the prime rate, offset by $1.1 million of interest expense (when recorded, netted against loan interest income) associated with the Company’s interest rate swaps.  Excluding the acquisition of SCSB, the Company’s loan growth slowed in 2006 as compared to 2005, as management focused on improving the net interest margin.  In 2007, the Company anticipates measured growth within its loan portfolio due to increased deposit product offerings targeted towards small businesses and a more focused marketing and sales strategy.

Average interest-bearing liabilities grew $93.8 million to $630.7 million, an increase of 17.5% from 2005, while the cost of interest-bearing liabilities increased to 4.12% for 2006 from 3.23% in 2005.  The increase in average interest-bearing liabilities was primarily attributable to the acquisition of SCSB which accounted for $90.7 million in growth from 2005 in addition to a $10.0 million placement of trust preferred securities in June 2006 (see Note 10 of the Company’s consolidated financial statements), and an increase in short-term borrowings of $36.6 million.  The increase in short-term borrowings was mostly comprised of federal funds purchased of $32.7 million to meet short-term liquidity needs due to maturing FHLB advances and $3.5 million of borrowings on the Company’s line of credit to fund a portion of the acquisition SCSB along with the associated costs.

Index
Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2005 through 2007.

Table 2 - Average Balance Sheets and Rates for Years Ended 2007, 2006 and 2005

For analytical purposes, net interest margin and net interest spread are adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	2007			2006			2005
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets:
Interest-bearing deposits with banks	$4,279	$144	3.37%	$4,365	$132	3.02%	$2,614	$58	2.22%
Taxable securities	98,342	4,711	4.79	105,287	4,738	4.50	85,025	3,352	3.94
Tax-exempt securities	11,546	773	6.69	9,419	708	7.51	5,860	441	7.52
Total loans and fees (1)(2	625,972	45,016	7.19	575,100	40,299	7.01	493,219	30,993	6.28
FHLB and Federal Reserve stock	7,928	381	4.81	8,028	397	4.95	8,508	364	4.28
Total earning assets	748,067	51,025	6.82	702,199	46,274	6.59	595,226	35,208	5.92

Non-interest earning assets:
Less: Allowance for loan losses	(5,684)			(5,823)			(5,200)
Non-earning assets:
Cash and due from banks	17,047			15,759			12,917
Bank premises and equipment, net	15,320			13,827			11,284
Other assets	40,440			22,505			17,261
Total assets	$815,190			$748,467			$631,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Savings and other	$214,683	$5,582	2.60%	$218,981	$6,071	2.77%	$209,450	$4,364	2.08%
Time deposits	273,078	13,201	4.83	249,036	10,862	4.36	187,233	6,418	3.43
Other borrowings	63,713	2,824	4.43	64,153	3,054	4.76	48,684	1,395	2.87
FHLB advances	93,889	5,492	5.85	86,024	5,066	5.89	84,552	4,746	5.61
Subordinated debenture	17,000	1,296	7.62	12,479	942	7.55	7,000	421	6.01
Total interest bearing liabilities	662,363	28,395	4.29	630,673	25,995	4.12	536,919	17,344	3.23

Non-interest bearing liabilities:
Non-interest bearing deposits	80,782			62,079			47,197
Other liabilities	7,048			2,507			4,187
Shareholders’ equity	64,997			53,208			43,185
Total liabilities and shareholders’ equity	$815,190			$748,467			$631,488

Net interest income (taxable equivalent basis		22,630			20,279			17,864
Less: taxable equivalent adjustment		(263)			(241)			(150)
Net interest income		22,367			20,038			17,714
Net interest spread			2.53%			2.47%			2.69%
Net interest margin			3.03%			2.89%			3.00%

(1)   The amount of fee income included in interest on loans was $566, $697, and $647 for the years ended December 31, 2007, 2006, and 2005, respectively.
(2)  Includes loans held for sale and non-accruing loans in the average loan amounts outstanding.

Index
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

Table 3 - Volume/Rate Variance Analysis

	Year Ended December 31,2007 compared to Year Ended December 31, 2006			Year Ended December 31, 2006 compared to Year Ended December 31, 2005
	INCREASE/(DECREASE) Due to			INCREASE/(DECREASE) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(Dollars in thousands)
Interest income:
Interest-bearing deposits with banks	$12	(3)	15	$74	$48	$26
Taxable securities	(27)	(323)	296	1,386	870	516
Tax-exempt securities	43	98	(55)	176	176	-
Total loans and fees	4,717	3,637	1,080	9,306	5,495	3,811
FHLB and Federal Reserve stock	(16)	(5)	(11)	33	(21)	54
Total increase (decrease) in interest income	4,729	3,404	1,325	10,975	6,568	4,407

Interest expense:
Savings and other	(489)	(117)	(372)	1,707	207	1,500
Time deposits	2,339	1,102	1,237	4,444	2,435	2,009
Other borrowings	(230)	(21)	(209)	1,659	538	1,121
FHLB advances	426	460	(34)	320	84	236
Subordinated debenture	354	345	9	521	393	128
Total increase (decrease) in interest expense	2,400	1,769	631	8,651	3,657	4,994
Increase (decrease) in net interest income	$2,329	$1,635	$694	$2,324	$2,911	$(587)

Non-interest Income

Non-interest income was $5.1 million for 2007, $4.8 million for 2006, and $4.9 million for 2005. In 2007, non-interest income increased 7.2% compared to 2006 primarily due to the acquisition of SCSB which provided twelve months of non-interest income in 2007 as compared to six months in 2006. Also factoring into the increase in non-interest income were increases in service charges on deposit accounts of $404,000, commission income of $65,000, and the cash surrender value of life insurance of $105,000 offset by decreases in mortgage banking income of $86,000 and other non-interest income of $82,000.  In 2005, the Company had a gain on life insurance benefits of $656,000, a gain on the disposition of equity stock of $345,000 and a gain on sale of AFS securities of $23,000 which substantially impacted 2005.  Excluding these items, total non-interest income increased by $935,000 or 24.3% from 2005 as compared to 2006.

Table 4 provides a breakdown of the Company’s non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

	Year Ended December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2007	2006	2005	2007/2006	2006/2005

Service charges on deposit accounts	$3,891	$3,487	$2,593	11.6%	34.5%
Commission income	172	107	74	60.7	44.6
Mortgage banking income	236	322	462	(26.7)	(30.3)
Increase in cash surrender value of life insurance	678	573	527	18.3	8.7
Other	205	287	185	(28.6)	55.1
Subtotal	5,182	4,776	3,841	8.5	24.3%

Gain on life insurance benefit	-	-	656	-	(100.0)
Gain on disposition of equity stock	-	18	345	(100.0)	(94.8)
Loss on sale of available for sale securities	(41)	-	23	NM	(100.0)
Total	$5,141	$4,794	$4,865	7.2%	(1.5)%

Index
Service charges on deposit accounts increased by 11.6% from 2006 to $3.9 million for the year ended December 31, 2007 due primarily to acquisition of SCSB in 2006 which provided deposit service charge income of $700,000 in 2007 as compared to $326,000 in 2006.  Excluding the impact of the SCSB acquisition, income from service charges on deposit accounts was relatively flat as the Company experienced moderate deposit growth without significant changes in its service charge fee structure. In 2006, income from service charges on deposit accounts was impacted by the acquisition of SCSB.  The remaining growth in service charge income was due to an increase in YCB’s overdraft service charge, an increase in transaction accounts, and an increase in the number of overdrawn accounts.  Management attributes a continued emphasis on the importance of customer service which contributed to the opening of a significant number of new demand accounts during 2006.

Commission income from investment products offered to customers through its alliance with Smith Barney increased 60.7% in 2007 as compared to 2006 due to changes in Smith Barney’s fee commission structure and an increase in assets under management which led to an increase in fees realized.

Income from the cash surrender value of life insurance increased by 18.3% from 2006 to $678,000 in 2007 as the Company purchased $2.1 million of life insurance in the second half of 2006 for certain key executives of SCSB.  Income from the cash surrender value of life insurance of SCSB was $87,000 for the year ended December 31, 2007 as compared to $21,000 for the same period in 2006.

The market interest rate environment heavily influences revenue from mortgage banking activities.  Mortgage banking income declined by 26.7% for the year ended December 31, 2007 as compared to 2006 while declining by 30.3% from 2005 to 2006. The decrease in mortgage banking income in 2006 and 2007 reflects decreased origination activity due to an overall decline in home sales for the two periods.   Management anticipates gains on sales of mortgage loans in 2008 to remain consistent with 2007.

Other income decreased by $82,000, or 28.6% from $287,000 for the twelve months ended December 31, 2006 to $205,000 for 2007 due primarily to the reclassification of the unrealized loss on the Company’s interest rate swap as a result of management’s determination that the Company’s documentation of the effectiveness of the hedge relationship was insufficient to support hedge accounting.  Accordingly, the Company was disqualified from hedge accounting treatment and began accounting for the interest rate swap as a stand-alone derivative; the unrealized loss on the interest rate swap at December 31, 2007 of $234,000 was reclassified from accumulated other comprehensive loss to non-interest income.  Also impacting other non-interest in 2007 was the acquisition of SCSB, which provided $139,000 of other income in 2007 as compared to $27,000 in 2006 and the settlement of the SCSB pension plan that had been curtailed in accordance with the merger agreement, resulting in a gain of $49,000.

The Company had a $345,000 gain during 2005 on the disposition of an equity stock position it held in a company that provides data processing services to the banking industry. The disposition resulted from the acquisition of the data processing provider by a third party organization. In addition, there was a $656,000 non-taxable gain on life insurance benefit.  Combined, these items accounted for a decrease in non-interest income of $1,001,000 from 2005 to 2006 which was offset by increases in service charges on deposit accounts as previously noted.

Non-interest Expense

Total non-interest expense increased 14.1% to $21.8 million in 2007 when compared with 2006 primarily due to the acquisition of SCSB in 2006 which incurred six months of expense in 2006 as compared to twelve months in 2007.  Other factors for the increase in non-interest expense include occupancy expenses, equipment, legal and professional, and other expenses.  Total non-interest expense increased 18.3% to $19.1 million in 2006 when compared with 2005.  A significant percentage of the increase was due to the acquisition of SCSB in 2006 which accounted for an additional $1.8 million in expense in 2006.  Also contributing to the increase include increases in salaries and employee benefits, occupancy, data processing, legal and professional, and other expenses.

Table 5 provides a breakdown of the Company’s non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense
	Year Ended in December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2007	2006	2005	2007/2006	2006/2005

Salaries and employee benefits	$11,466	$10,345	$8,843	10.8%	17.0%
Occupancy	1,760	1,479	1,193	19.0	24.0
Equipment	1,446	1,188	1,142	21.7	4.0
Data processing	2,183	2,162	1,883	1.0	14.8
Marketing and advertising	583	527	503	10.6	4.8
Legal and professional	1,383	1,097	836	26.1	31.2
Other	2,983	2,318	1,755	28.7	32.1
Total	$21,804	$19,116	$16,155	14.1%	18.3%

Index
Salaries and benefits, the largest component of non-interest expense, increased 10.8% to $11.5 million in 2007 compared to $10.3 million in 2006 due primarily to the acquisition of SCSB.  The Company’s full-time equivalent employees increased to 232 at December 31, 2007 compared to 224 at December 31, 2006 due to the opening of new YCB branch in Jeffersonville, Indiana and the hiring of additional commercial loan officers. Salaries and benefits increased 17.0% to $10.3 million 2006 compared to $8.8 million in 2005 from the acquisition of SCSB.  Excluding salaries and benefits of $988,000 from SCSB, the increase from 2005 was 5.8% due primarily to normal, recurring pay raises.  The Company’s full-time equivalent employees grew from 182 full-time equivalent employees at December 31, 2005 to 224 full-time equivalent employees (including 49 from SCSB) at December 31, 2006.  Excluding SCSB, full-time equivalent employees decreased by 7 to 175 due to a retail branch analysis conducted by the Company during 2006 that resulted in a more efficient allocation of retail employees.

Occupancy expenses increased 19.0% to $1.8 million for 2007 compared with $1.5 million for 2006.  The increase in occupancy expense is due primarily to the opening of a new YCB branch in Jeffersonville, Indiana in the second quarter of 2007 which contributed to an increase in rent expense to $512,000 for 2007 compared to $409,000 for 2006 along with slight increases in renewed lease agreements. The remaining increase is related to increased utilities, taxes, repairs and maintenance, and depreciation associated with new branches opened in 2006 and 2007 and the acquisition of SCSB, which accounted for a full year of occupancy expenses versus six months in 2006.  Occupancy expenses increased 24% to $1.5 million in 2006 compared to $1.2 million in 2005.  The increase in occupancy expense was related to the opening of a new YCB branch in Louisville, Kentucky in early 2006 and entering into a lease for the Jeffersonville, Indiana branch in the third quarter of 2006 which was opened in 2007.  Together, these branches accounted for a $90,000 increase in rent expense in 2006 as compared to 2005.  Also contributing to the increase was the acquisition of SCSB which accounted for $97,000 of additional occupancy expense in 2006.

Data processing expenses increased slightly by $21,000 to $2.2 million for the year ended December 31, 2007 as compared to the prior year.  An increase in data processing expense due to the acquisition of SCSB in 2006, which resulted in six months of expenses in 2006 compared to twelve 2007, was almost fully offset by decreases in software maintenance expenditures and a decrease in processing charges from YCB’s third party core data processor.  The decrease in processing charges was due to credits that were granted in the fourth quarter of 2007 by YCB’s provider in connection with extending the current contract and upgrading from YCB’s current system.  Data processing expense increased 14.8% to $2.2 million in 2006 compared with $1.9 million for 2005 due to higher item processing costs associated with increased deposit growth and higher per item charges.  Additionally, the acquisition of SCSB resulted in an additional $71,000 of data processing expenses in 2006.

Equipment expenses increased 21.7% to $1.4 million at December 31, 2007 compared to $1.2 million at December 31, 2006 primarily due to the acquisition of SCSB. Excluding the effect of the SCSB acquisition, equipment expenses increased 7.3% in 2007 compared to 2006. The increase is primarily due to additional depreciation expense on software from replacements and renewals of software licenses and in furniture and fixtures expenses related to the new YCB branch in Jeffersonville, Indiana.

Legal and professional fees increased 26.1% to $1.4 million in 2007 compared to $1.1 million in 2006. The increase was due to additional consulting expenses incurred for implementation of Section 404 of the Sarbanes-Oxley Act and the evaluation of prospective data service providers as well as legal fees related to loan collection efforts, human resource consultations, and the review of various SEC filings. Legal and professional expenses increased from $836,000 in 2005 to $1.1 million in 2006, or 31.2%.  The increase is due to $117,000 of expenses incurred by SCSB during 2006 along with increased legal fees associated with more aggressive collection efforts on several large commercial credits

Other operating expenses increased 28.7% to $3.0 million in 2007 compared to 2006 primarily due to the acquisition of SCSB, which incurred approximately $853,000 and $344,000 of other operating expenses in 2007 and 2006, respectively.  The Company recognized amortization expense of a core deposit and customer intangible assets acquired as part of the transaction of $438,000 and $176,000 for 2007 and 2006, respectively (see Note 6 to the Company’s consolidated financial statements).  Another factor contributing to the increase in other expenses was the accrual of $200,000 for the probable settlement of ongoing litigation (see Item 3 for further discussion).  Other operating expenses increased 32.1% to $2.3 million in 2006 compared to $1.8 million in 2005 primarily due to the acquisition of SCSB, which incurred $344,000 of other operating expenses in 2006 including amortization expense of $176,000 of the aforementioned core deposit intangible asset.  Another factor in the increased other operating expenses in 2006 was additional miscellaneous and other taxes and assessments expenditures of $69,000.

Financial Condition

Loan Portfolio

The Company’s loan portfolio grew by 3.7% to $636.0 million as of December 31, 2007 from $613.6 million as of the same date in 2006.  Most of the growth in the loan portfolio was concentrated in commercial, commercial real estate, and construction loans secured by real estate, offset by decreases in home equity and residential real estate loans.  The moderate increase in the portfolio is the result of management’s goal of growing the loan portfolio through profitable customer relationships which enhance the net interest margin while limiting the Company’s exposure to potential loan losses.  The Company’s loan portfolio mix remained relatively unchanged as the percentage of commercial and commercial real estate loans in the loan portfolio grew to 44.0% at December 31, 2007 from 42.3% at December 31, 2006.

Index
Residential real estate and home equity loans decreased by $249,000 and $2.3 million to $186.8 million and $60.4 million, respectively, at December 31, 2007 from the $187.1 million and $62.7 million, respectively, at December 31, 2006.  During 2007, the Company experienced a decline in demand for residential and home equity loans as rising interest rates and decreased home sales have dampened customer demand.  Residential real estate and home equity loans comprised 38.9% of the Company’s loan portfolio at December 31, 2007 as compared to 40.7% at December 31, 2006.  The Company does not originate or maintain loans in its mortgage portfolio that are considered “sub-prime.”

Commerical and commercial real estate loans grew by $8.2 million and $12.4 million in 2007 to $88.4 million and $191.8 million, respectively, from $80.1 million and $179.4 million as of December 31, 2006.  Management attributes the growth in commercial real estate and commercial loans to a continued focus on growing the commercial portfolio through an expanded product offering, competitive rates, and high quality service.  Growth in the Company’s commercial and commercial real estate portfolios was somewhat tempered by a highly competitive local rate environment and management’s focus on growing the loan portfolio to enhance the Company’s net interest margin and also limit the loss exposure.  Also, management has established incentives for commercial loan originations that directly correlate with the Company’s intended growth and goals.

At the end of 2007, the Company was servicing $17.3 million in mortgage loans for other investors compared to $20.7 million in 2006.  Loans serviced for others consist of loans the Company has sold to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained by the Company.

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

Table 6 provides a breakdown of the Company’s loans by type during the past five years.

Table 6 - Loans by Type

	As of December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Real estate:
Residential	$186,831	$187,080	$111,969	$100,553	$94,975
Commercial	191,774	179,405	186,644	186,175	161,343
Construction	87,364	83,944	61,031	38,638	15,691
Commercial	88,353	80,132	92,640	73,374	72,981
Home equity	60,380	62,720	58,060	49,677	42,562
Consumer	20,024	19,549	7,295	6,095	5,962
Loans secured by deposit accounts	1,322	756	729	687	546
Total loans	$636,048	$613,586	$518.368	$455,199	$394,060

Table 7 illustrates the Company’s fixed rate maturities and repricing frequency for the loan portfolio.

Table 7 - Selected Loan Distribution

As of December 31, 2007 (Dollars in thousands)	Total	One Year or Less	Over One Through Five Years	Over Five Years
Fixed rate maturities:
Real estate:
Residential	$143,892	$12,732	$17,405	$113,755
Commercial	63,657	6,958	37,079	19,620
Construction	15,238	5,005	3,731	6,502
Commercial	36,938	7,286	22,194	7,458
Home equity	15,727	944	4,506	10,277
Consumer	19,570	3,738	14,272	1,560
Loans secured by deposit accounts	1,322	957	322	43
Total fixed rate maturities	$296,344	$37,620	$99,509	$159,215

Variable rate maturities:
Real estate:
Residential	$42,939	$10,833	$4,400	$27,706
Commercial	128,117	19,957	13,295	94,865
Construction	72,126	52,658	11,067	8,401
Commercial	51,415	42,522	6,027	2,866
Home equity	44,653	5,377	8,410	30,866
Consumer	454	454	-	-
Total variable rate maturities	$339,704	$131,801	$43,199	$164,704

Index
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

The Company maintains the allowance for loan losses at a level that is sufficient to absorb probable credit losses incurred in its loan portfolio.  The allowance is determined based on the application of loss estimates to graded loans by categories.  Management determines the level of the allowance for loan losses based on its evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows.  The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses.  At December 31, 2007, the Company’s allowance for loan losses totaled $6.3 million as compared to $5.7 million and $5.9 million at December 31, 2006 and 2005, respectively.  The Company’s allowance for loan losses to loan ratio was 0.99% as of December 31, 2007 compared to 0.92% at December 31, 2006.  The increase in the allowance for loan losses was attributable to an increase in the provision for loan losses and a decrease in net charge-offs in 2007 as compared to 2006.  The Company’s net charge-offs in 2007 were from credits that management had identified and classified in accordance with the Company’s policy for estimating its allowance for loan losses. Accordingly, the Company recorded a provision for loan losses at the point at which the credits were identified as classified credits and appropriately adjusted the recorded amount for changes in circumstances and estimates in collectibility and the underlying value of the collateral.  The Company’s net charge-offs decreased to $634,000 for the twelve months ended December 31, 2007 from $1.3 million for the same period in 2006.  Management attributes the decrease from 2006 to 2007 in net charge-offs to a $600,000 partial charge-off a commercial credit in 2006 that was not repeated in 2007.  The aggregate remaining balance of loans outstanding with this customer as of December 31, 2007 approximated $3.4 million.  Management has allocated amounts for probable incurred losses associated with this credit and believes the outstanding balance, net of estimated potential loss, is a materially accurate assessment of the potential net collectibilty of this credit given the current circumstances and management’s best estimate of the potential outcome as of December 31, 2007.  Excluding the $600,000 charge-off in 2006, net charge-offs decreased by $47,000 from 2006.

Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered adequate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $1.3 million for the year ended December 31, 2007 as compared to $262,000 for 2006 and $1.8 million for 2005.  Management attributes the increase in the provision for loan losses in 2007 to an increase in the Company’s classified credits to $29.4 million at December 31, 2007 from $16.8 million, an increase in non-performing loans to $11.4 million from $5.6 million, and an increase in impaired loans to $9.3 million from $4.4 million.  The increase in the provision for loan losses was required to achieve the necessary allowance for loan losses to cover probable incurred losses within the loan portfolio as a direct result of the increase in classified, impaired, and non-performing loans.  Also, based on the observable trends within the loan portfolio, management felt it was prudent to increase the balance of the allowance for loan losses for not only the probable incurred losses for those classified loans specifically identified, but also for environmental factors that adversely impact asset quality such as current economic conditions.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events.  Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may differ from actual results.

Index
Table 8 provides the Company’s loan charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience

	Year Ended in December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Allowance for loan losses at beginning of year	$5,654	$5,920	$4,523	$4,034	$3,814
Acquired allowance of SCSB, July 1,2006	-	754	-	-	-
Charge-offs:
Residential real estate	(173)	(35)	(83)	(22)	(24)
Commercial real estate	(44)	(193)	-	(339)	(815)
Construction	-	(600)	-	-	-
Commercial business	(207)	(138)	(194)	(245)	(158)
Home equity	(187)	(26)	(198)	(22)	(23)
Consumer	(190)	(362)	(64)	(52)	(55)
Total	(801)	(1,354)	(539)	(680)	(1,075)
Recoveries:
Residential real estate	14	-	-	1	-
Commercial real estate	9	9	7	24	13
Construction	-	-	-	-	-
Commercial business	92	26	34	18	2
Home equity	2	-	3	-	-
Consumer	50	37	142	21	6
Total	167	72	186	64	21
Net loan charge-offs	(634)	(1,282)	(353)	(616)	(1,054)
Provision for loan losses	1,296	262	1,750	1,105	1,274
Allowance for loan losses at end of year	$6,316	$5,654	$5,920	$4,523	$4,034

Ratios:
Allowance for loan losses to total loans	0.99%	0.92%	1.14%	0.99%	1.02%
Net loan charge-offs to average loans	0.10	0.22	0.07	0.15	0.29
Allowance for loan losses to non-performing loans	56	102	108	285	223

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

Table 9 - Management's Allocation of the Allowance for Loan Losses

	As of December 31,
	2007		2006		2005		2004		2003
(Dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
Residential Real Estate	$681	29.3%	$479	30.5%	$336	21.6%	$325	22.1%	$342	24.3%
Commercial Real Estate	2,857	30.2	2,992	29.2	3,544	36.0	2,162	40.9	1,769	40.9
Construction	199	13.7	48	13.7	23	11.8	17	8.5	5	4.0
Commercial Business	1,716	13.9	1,501	13.1	1,407	17.9	1,533	16.1	1,436	18.5
Home Equity	662	9.5	435	10.2	495	11.2	389	10.9	371	10.8
Consumer	201	3.4	199	3.3	115	1.5	97	1.5	111	1.5
Total	$6,316	100.0%	$5,654	100.0%	$5,920	100.0%	$4,523	100.0%	$4,034	100.0%

Index
Asset Quality
Loans (including impaired loans under Statements of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due 90 days or more as to principal or interest.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  The Company defines impaired loans to be those loans that management has determined it is probable, based on current information and events, the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans individually classified as impaired increased to $9.3 million at December 31, 2007 from $4.4 million at December 31, 2006.

Total non-performing loans increased from $5.6 million at December 31, 2006 to $11.4 million at December 31, 2007 with total non-performing assets increasing to $11.9 million from $6.0 million as of the same dates, respectively.  Non-performing assets also include foreclosed real estate that has been acquired through foreclosure or acceptance of a deed in lieu of foreclosure.  Foreclosed real estate is carried at fair value less estimated selling costs, and is actively marketed for sale.

Table 10 provides the Company’s non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

	As of December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Loans on non-accrual status (1)	$11,134	$5,566	$5,498	$1,588	$1,788
Loans past due 90 days or more and still accruing	244	-	5	-	25
Total non-performing loans	11,378	5,566	5,503	1,588	1,813
Other assets owned	575	457	106	106	610
Total non-performing assets	$11,953	$6,023	$5,609	$1,694	$2,423

Percentage of non-performing loans to total loans	1.79%	0.91%	1.06%	0.35%	0.46%
Percentage of non-performing assets to total loans	1.88	0.98	1.08	0.37	0.61

 (1) Impaired loans on non-accrual status are included in loans.  See Note 4 to the Consolidated Financial Statements for additional discussion on impaired loans.

Investment Securities

Table 11 sets forth the breakdown of the Company’s securities portfolio for the past five years.

Table 11 - Securities Portfolio

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Securities Available for Sale:
U.S. Government and federal agency	$6,077	$29,972	$10,921	$4,739	$-
State and municipal	13,312	11,645	6,449	6,613	15,246
Mortgage-backed	73,252	67,304	66,752	63,943	52,657
Corporate bonds	6,583	12,150	14,471	14,611	14,990
Mutual Funds	241	240	242	246	250
Total securities available for sale	$99,465	$121,311	$98,835	$90,152	$83,143

Index
Table 12 sets forth the breakdown of the Company’s investment securities available for sale by type and maturity as of December 31, 2007.  For analytical purposes, the weighted average yield on state and municipal securities is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt securities.  A tax rate of 34% was used in adjusting interest on tax-exempt securities to a fully taxable equivalent (“FTE”) basis.

Table 12 - Investment Securities Available for Sale

	As of December 31, 2007
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Government and federal agency
Within one year	$3,994	$4,000	5.13%
Over five through ten years	2,000	2,077	5.90
Total U.S. Government and federal agency	5,994	6,077	5.39

State and municipal
Within one year	409	409	6.39%
Over one through five years	3,210	3,270	6.47
Over five through ten years	2,313	2,378	6.86
Over ten years	7,100	7,255	6.20
Total state and municipal	13,032	13,312	6.39

Corporate Bonds
Within one year	1,002	995	2.91%
Over ten years	5,878	5,588	7.31
Total corporate bonds	6,880	6,583	6.64

Total mutual funds	250	241	4.25%

Mortgage-backed securities
Within one year	148	148	5.57%
Over one through five years	172	173	4.37
Over five through ten years	13,197	13,064	3.96
Over ten years	59,784	59,867	5.12
Total mortgage-backed securities	73,301	73,252	4.91

Total available for sale securities	$99,457	$99,465	5.25%

Securities available for sale decreased from $121.3 million at December 31, 2006 to $99.5 million at December 31, 2007.  The decrease in available for sale securities was due primarily to maturities, prepayments, and calls of $34.1 million and sales of $10.9 million during 2007, partially offset by purchases of $21.9 million. The current strategy for the securities portfolio is to maintain an intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates.  The investment portfolio primarily consists of mortgage-backed securities, securities issued by the United States government and its agencies, securities issued by states and municipalities, and corporate bonds.  Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.  The acquisition of SCSB did not materially impact the Company’s investment strategy or change the Company’s investment risk profile as a majority of the acquired securities were U.S. government or federal agency securities.  The Company does not maintain collateralized debt obligations or mortgage backed securities that consist of “subprime” mortgages.

Deposits

The Company attracts deposits from the market areas it serves by offering a wide range of deposit accounts with a variety of rate structures and terms.  The Company uses interest rate risk simulations to assist management in monitoring the Company’s deposit pricing, and periodically may offer special rates on certificates of deposits and money market accounts to maintain sufficient liquidity levels.  The Company relies primarily on its retail and commercial sales staff and current customer relationships to attract and retain deposits.  Market interest rates and competitive pressures can significantly affect the Company’s ability to attract and retain deposits.  The Company’s strategic plan includes continuing to grow non-interest bearing accounts which contribute to higher levels of non-interest income and net interest margin.

Total deposits increased 4.3% to $573.3 million at December 31, 2007 compared to $549.9 million at December 31, 2006, primarily due to an increase in demand accounts which was offset primarily by decreases in money market and savings accounts.  Management attributes the increase in demand accounts and the decrease in money market and savings accounts to a focused effort to increase the Company’s net interest margin by reducing the offered rate on its higher cost deposit product offerings including money market and savings accounts.  The Company was able to increase its demand accounts, including an increase of $5.0 million in non-interest bearing accounts, through an emphasis on cross selling current and prospective loan customers of the Company.

Index
The Company anticipates that it will continue to attract a significant amount of both non-interest and interest-bearing deposits as it expands its banking operations and continues to promote its retail product offerings.

Table 13 provides a profile of the Company’s deposits during the past five years.

Table 13 – Deposits

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Demand (NOW)	$94,939	$63,542	$36,496	$38,243	$35,973
Money market accounts	107,880	115,248	146,659	114,332	82,546
Savings	26,971	30,264	22,507	26,159	28,456
Individual retirement accounts-certificates of deposit	29,298	27,054	19,674	18,771	17,841
Certificates of deposit, $100,000 and over	87,887	95,069	88,592	65,705	41,028
Other certificates of deposit	146,515	143,891	103,335	104,259	101,085

Total interest bearing deposits	493,490	475,068	417,263	367,469	306,929
Total non-interest bearing deposits	79,856	74,850	47,573	43,837	34,386

Total	$573,346	$549,918	$464,836	$411,306	$341,315

Other Borrowings

The Company’s other borrowings consist of repurchase agreements, lines of credit with other financial institutions, federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions, and a structured repurchase agreement.  While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase.  Other borrowings decreased $11.5 million from $84.3 million at December 31, 2006 to $72.8 million at December 31, 2007 primarily due to a decrease in federal funds purchased of $32.6 million, offset by increases in repurchase agreements of $6.2 million, line of credit borrowings of $5.1 million and structured repurchase agreements of $9.8 million.  The decrease in other borrowings was offset by increases in deposit accounts during 2007.

Federal Home Loan Bank Advances

FHLB advances decreased slightly from $92.8 million at December 31, 2006 to $91.4 million at December 31, 2007 primarily due to scheduled maturities of variable rate advances that were partially replaced with additional FHLB borrowings; additional liquidity to offset the remaining maturities and cash flow needs of the Company were obtained through increases in deposit accounts.  These advances principally consist of putable (or convertible) instruments that give the FHLB the option quarterly to put the advance back to the Company, at which time the Company can prepay the advance without penalty or can allow the advance to become variable adjusting to three-month LIBOR (London Interbank Offer Rate).  However, there is a substantial penalty if the Company prepays the advances prior to the FHLB exercising its option.  In calculations provided by the FHLB to the Company, three month LIBOR would have to rise by more than 300 basis points from December 31, 2007 levels before the FHLB would exercise its put option.  These advances have various maturities through 2010 (see Note 9 to the Consolidated Financial Statements for additional information).  The Company does not anticipate that it will enter into putable advances for the foreseeable future, but instead may use fixed or variable rate advances to fund balance sheet growth as needed.

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  The Bank’s primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.  Liquidity management is both a daily and long term function of business management.  If the Banks require funds beyond those generated internally, as of December 31, 2007 the Bank had $44.8 million in additional capacity under its borrowing agreements with the FHLB and approximately $46.4 million in federal funds purchased and lines of credit availability with other financial institutions.  The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Index
Capital

Total capital of the Company decreased to $64.5 million at December 31, 2007 from $65.5 million as of December 31, 2006, a decrease of $1.1 million or 1.6%.  The decrease in capital was primarily due to the repurchase of 186,090 shares of the Company’s common stock during the year for an aggregate cost of $3.9 million offset primarily by net income of $3.5 million and a decrease in accumulated other comprehensive loss of $1.5 million related to increases in the fair value of the Company’s available for sale securities and interest rate swaps, net of reclassifications.  Also contributing to the decrease in shareholders’ equity were dividends on common shares of $2.3 million.

The Company has actively been repurchasing shares of its common stock since May 21, 1999.  A net total of 603,038 shares at an aggregate cost of $10.4 million have been repurchased since that time under both the current and prior repurchase plans.  The Company's Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company's common stock could be purchased.  Through December 31, 2007, a total of $2.7 million had been expended to purchase 125,000 shares under this plan.  Shares purchased under previously authorized plans totaled 478,038 shares with an aggregate purchase price of $7.7 million.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions.  The Company and the Banks continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital ratios (see Note 14 to the Consolidated Financial Statements).

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs.  These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used.  In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately.  The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2007:

(Dollars in thousands)
Commitments to make loans	$14,789
Unused lines of credit	136,002
Standby letters of credit	6,914
Total	$157,705

The Company also utilizes an interest rate swap arrangement with a notional amount of $25 million to exchange variable payments of interest tied to the prime interest rate for receipt of fixed rate payments.  The variable rate of the swaps resets daily, with net interest being settled monthly.  The notional amount of the swap does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and other terms of the swap (See Note 15 to the Consolidated Financial Statements).

Aggregate Contractual Obligations

As of December 31, 2007	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Dollars in thousands)
Time deposits	$263,607	$216,263	$44,420	$2,899	$25
Repurchase agreements	64,243	54,443	-	9,800	-
FHLB borrowings	91,376	14,485	76,891	-	-
Subordinated debentures	17,000	-	-	-	17,000
Lease commitments	4,591	618	1,138	1,075	1,760
Total	$440,817	$285,809	$122,449	$13,774	$18,785

Time deposits represent certificates of deposit held by the Company.

FHLB advances represent the amounts that are due the FHLB and consist of $67.0 million in convertible fixed rate advances and $24.4 million in fixed rate advance.  With respect to the convertible fixed rate advances, the FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty.  There is a substantial penalty if the Company prepays the advances before FHLB exercises its right.  Management does not expect these advances to be converted in the near term.

Subordinated debentures represent the scheduled maturities of subordinated debentures issued to trusts formed by the Company in connection with the issuance of trust preferred securities.

Lease commitments represent the total minimum lease payments under noncancelable operating leases, before considering renewal options that generally are present.

Index
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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (“Up 200 Scenario”), it is estimated that as of December 31, 2007 the Company’s net interest income would decrease by an estimated 0.2%, or $36,000, over the one year forecast horizon.  However, considering reasonable growth assumptions, the Company expects that net interest income will grow over the forecast horizon.  As of December 31, 2006, in the Up 200 Scenario the Company estimated that net interest income would decrease 5.6%, or $1.1 million, over a one year forecast horizon ending December 31, 2007.  Given a gradual 200 basis point decrease in the projected yield curve used in the simulation model (“Down 200 Scenario”), it is estimated that as of December 31, 2007 the Company’s net interest income would decrease by an estimated 0.2%, or $37,000, over the one year forecast horizon.  As of December 31, 2006, given a gradual 200 basis point decrease in the projected yield curve used in the simulation model (“Down 200 Scenario”), the Company estimated that net interest income would decrease 1.6%, or $324,000, over a one year forecast horizon ending December 31, 2007.

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

The following tables, which are representative only and are not precise measurements of the effect of changing interest rates on the Company’s net interest income in the future, illustrate the Company’s estimated one year net interest income sensitivity profile based on the above referenced asset/liability model as of December 31, 2007 and 2006, respectively:

Index
 Interest Rate Sensitivity For 2007
(Dollars in thousands)	Gradual Decrease In Interest Rates of 200 Basis Points	Base	Gradual Increase In Interest Rates of 200 Basis Points
Projected interest income:
Loans	$41,263	$43,909	$46,469
Investments	4,648	4,886	5,027
FHLB and FRB stock	377	377	377
Interest-bearing deposits in other financial institutions	29	49	68
Federal funds sold	844	1,152	1,433
Total interest income	47,161	50,373	53,374

Projected interest expense:
Deposits	15,079	17,216	19,233
Federal funds purchased, line of credit and Repurchase agreements	2,122	2,864	3,589
FHLB advances	5,092	5,216	5,340
Other borrowings	175	204	233
Subordinated debentures	1,041	1,184	1,326
Total interest expense	23,509	26,684	29,721
Net interest income	$23,652	$23,689	$23,653

Change from base	$(37)		$(36)
% Change from base	(0.16)%		(0.15)%

Interest Rate Sensitivity For 2006
(Dollars in thousands)	Gradual Decrease In Interest Rates of 200 Basis Points	Base	Gradual Increase In Interest Rates of 200 Basis Points
Projected interest income:
Loans	$41,508	$44,098	$46,630
Investments	5,573	5,690	5,814
FHLB and FRB stock	364	364	364
Interest-bearing deposits in other financial institutions	340	435	522
Total interest income	47,785	50,587	53,330

Projected interest expense:
Deposits	17,575	18,778	20,975
Federal funds purchased, line of credit and Repurchase agreements	4,048	5,006	5,957
FHLB advances	5,211	5,385	5,960
Subordinated debentures	1,133	1,276	1,416
Total interest expense	27,967	30,445	34,308
Net interest income	$19,818	$20,142	$19,022

Change from base	$(324)		$(1,120)
% Change from base	(1.61)%		(5.56)%

Index

COMMUNITY BANK SHARES OF INDIANA, INC.
New Albany, Indiana

FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

Index

Crowe Chizek and Company LLC Member Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Community Bank Shares of Indiana, Inc.
New Albany, Indiana

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank Shares of Indiana, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with United States generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Louisville, Kentucky
March 28, 2008

Index
COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS
December 31
(In thousands, except share amounts)

	2007	2006
ASSETS
Cash and due from financial institutions	$14,570	$20,224
Interest-bearing deposits in other financial institutions	13,943	1,210
Securities available for sale	99,465	121,311
Loans held for sale	757	908
Loans, net of allowance for loan losses of $6,316 and $5,654	629,732	607,932
Federal Home Loan Bank and Federal Reserve stock	8,096	7,418
Accrued interest receivable	3,537	3,968
Premises and equipment, net	15,147	15,025
Cash surrender value of life insurance	16,911	16,233
Goodwill	15,335	15,983
Other intangible assets	2,899	2,893
Other assets	3,176	3,528
	$823,568	$816,633
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$79,856	$74,850
Interest-bearing	493,490	475,068
Total deposits	573,346	549,918
Other borrowings	72,796	84,335
Federal Home Loan Bank advances	91,376	92,756
Subordinated debentures	17,000	17,000
Accrued interest payable	1,956	2,178
Other liabilities	2,629	4,905
Total liabilities	759,103	751,092

Commitments and contingent liabilities (Note 16)	-	-

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $.10 par value per share; 10,000,000 share authorized; 3,863,942 shares issued; 3,260,904 and 3,439,519 outstanding in 2007 and 2006, respectively	386	386
Additional paid-in capital	45,035	45,032
Retained earnings	29,723	28,519
Accumulated other comprehensive loss	(239)	(1,741)
Treasury stock, at cost (2007- 603,038 shares, 2006- 424,423 shares)	(10,440)	(6,655)
Total shareholders’ equity	64,465	65,541
	$823,568	$816,633

See accompanying notes.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31
(In thousands, except per share amounts)

	2007	2006	2005
Interest and dividend income
Loans, including fees	$45,016	$40,299	$30,993
Taxable securities	4,711	4,738	3,352
Tax-exempt securities	510	467	291
Federal Home Loan Bank and Federal Reserve dividends	381	397	364
Interest-bearing deposits in other financial institutions	144	132	58
	50,762	46,033	35,058
Interest expense
Deposits	18,783	16,933	10,782
Other borrowings	2,824	3,054	1,395
Federal Home Loan Bank advances	5,492	5,066	4,746
Subordinated debentures	1,296	942	421
	28,395	25,995	17,344

Net interest income	22,367	20,038	17,714
Provision for loan losses	1,296	262	1,750
Net interest income after provision for loan losses	21,071	19,776	15,964

Non-interest income
Service charges on deposit accounts	3,891	3,487	2,593
Commission income	172	107	74
Net gain (loss) on sales of available for sale securities	(41)	-	23
Mortgage banking income	236	322	462
Increase in cash surrender value of life insurance	678	573	527
Gain on recognition of life insurance benefit	-	-	656
Gain on disposition of equity stock	-	18	345
Other income	205	287	185
	5,141	4,794	4,865
Non-interest expense
Salaries and employee benefits	11,466	10,345	8,843
Occupancy	1,760	1,479	1,193
Equipment	1,446	1,188	1,142
Data processing	2,183	2,162	1,883
Marketing and advertising	583	527	503
Legal and professional service fees	1,383	1,097	836
Other expense	2,983	2,318	1,755
	21,804	19,116	16,155

Income before income taxes	4,408	5,454	4,674

Income tax expense	905	1,343	925
Net income	$3,503	$4,111	$3,749

Earnings per share:
Basic	$1.05	$1.36	$1.43
Diluted	$1.04	$1.35	$1.41

See accompanying notes.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except per share amounts)

	Common Stock		Additional		Accumulated Other	Unearned ESOP and		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Performance Share Awards	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2005	2,629,654	$300	$24,845	$24,098	$(1,024)	$(2)	$(5,436)	$42,781

Comprehensive income:
Net income	-	-	-	3,749		-	-	3,749
Change in securities available for sale, net of
reclassification and tax effects	-	-	-	-	(1,259)	-	-	(1,259)
Change in unrealized gains (losses),
interest rate swap net of reclassification
and tax effects	-	-	-	-	(534)	-	-	(534)
Change in minimum pension liability,
net of tax effects	-	-	-	-	(21)	-	-	(21)
Total comprehensive income								1,935

Cash dividends declared ($.580 per share)	-	-	-	(1,518)	-	-	-	(1,518)
Purchase of treasury stock	(24,700)	-	-	-	-	-	(557)	(557)
Stock award expense	-	-	125	-	-	-	-	125
Stock options exercised	375	-	(1)	-	-	-	6	5
Commitment of shares to be released
under ESOP	215	-	2	-	-	2	-	4
Balance at December 31, 2005	2,605,544	300	24,971	26,329	(2,838)	-	(5,987)	42,775

Comprehensive income:
Net income	-	-	-	4,111		-	-	4,111
Change in securities available for sale, net of
reclassification and tax effects	-	-	-	-	631	-	-	631
Change in unrealized gains (losses),
interest rate swap net of reclassification
and tax effects	-	-	-	-	390	-	-	390

Index

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except per share amounts)

	Common Stock		Additional		Accumulated Other	Unearned ESOP and		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Performance Share Awards	Treasury Stock	Shareholders’ Equity
Change in minimum pension liability,
net of tax effects	-	$-	$-	$-	$76	$-	$-	$76
Total comprehensive income								5,208

Cash dividends declared ($.640 per share)	-	-	-	(1,921)	-	-	-	(1,921)
Purchase of treasury stock	(30,000)	-	-	-	-	-	(685)	(685)
Acquisition of The Bancshares, Inc.	862,875	86	19,722	-	-	-	-	19,808
Stock award expense	-	-	261	-	-	-	-	261
Stock options exercised	1,100	-	(2)	-	-	-	17	15
Tax benefit for stock options exercised	-	-	80	-	-	-	-	80
Balance at December 31, 2006	3,439,519	386	45,032	28,519	(1,741)	-	(6,655)	65,541

Comprehensive income:
Net income	-	-	-	3,503		-	-	3,503
Change in securities available for sale, net of
reclassification and tax effects	-	-	-	-	752	-	-	752
Change in unrealized gains (losses),
interest rate swap net of reclassification
and tax effects	-	-	-	-	632	-	-	632
Unrealized loss on pension benefits,
net of tax effects	-	-	-	-	(36)	-	-	(36)
Total comprehensive income								4,851

Reclassification of unrealized loss on interest
rate swap, net of tax effect (see Note 15 to the
Consolidated Financial Statements)	-	-	-	-	154	-	-	154
Cash dividends declared ($.685 per share)	-	-	-	(2,299)	-	-	-	(2,299)
Purchase of treasury stock	(186,090)	-	-	-	-	-	(3,904)	(3,904)
Stock award expense	-	-	122	-	-	-	-	122
Issuance of performance unit shares	7,475	-	(119)	-	-	-	119	-
Balance at December 31, 2007	3,260,904	$386	$45,035	$29,723	$(239)	$-	$(10,440)	$64,465

See accompanying notes.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In thousands)
	2007	2006	2005
Cash flows from operating activities
Net income	$3,503	$4,111	$3,749
Adjustments to reconcile net income to
net cash from operating activities:
Provision for loan losses	1,296	262	1,750
Depreciation and amortization	1,660	1,287	1,231
Net amortization of securities	(106)	9	259
Net (gain) loss on sales of available for sale securities	41	-	(23)
Mortgage loans originated for sale	(12,032)	(17,418)	(27,622)
Proceeds from mortgage loan sales	12,370	18,466	27,702
Net gain on sales of mortgage loans	(187)	(262)	(426)
Increase in cash surrender value of life insurance	(678)	(573)	(527)
Gain on life insurance benefit	-	-	(656)
FHLB stock dividends	-	(37)	(207)
Share-based compensation expense	122	332	155
ESOP compensation expense	-	-	4
Net gain on sale of other real estate	48	(20)	-
Gain on disposition of equity stock	-	(18)	(345)
Net loss on sales of fixed assets	19	-	-
Net change in
Accrued interest receivable	431	(503)	(641)
Accrued interest payable	(222)	862	337
Other assets	(415)	484	(1,644)
Other liabilities	(890)	(351)	1,901
Net cash from operating activities	4,960	6,631	4,997

Cash flows from investing activities
Acquisition of The Bancshares, Inc., net	-	(795)	-
Net change in interest-bearing deposits	(12,733)	164	501
Available for sale securities:
Sales	10,937	2,990	5,127
Purchases	(21,868)	(18,980)	(26,608)
Maturities, prepayments and calls	34,100	18,969	10,655
Loan originations and payments, net	(23,387)	(7,914)	(63,993)
Purchase of premises and equipment, net	(1,504)	(2,248)	(616)
Proceeds from the sale of other real estate	252	416	-
Purchase of Federal Reserve stock	(769)	-	-
Redemption of FHLB and Federal Reserve stock	91	2,011	-
Proceeds from life insurance benefit	-	-	977
Investment in cash surrender value of life insurance	-	(2,050)	(1,854)
Net cash from investing activities	(14,881)	(7,437)	(75,811)

See accompanying notes.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In thousands)

	2007	2006	2005
Cash flows from financing activities
Net change in deposits	$23,509	$(18,784)	$53,530
Net change in other borrowings	(11,539)	36,600	4,106
Proceeds from Federal Home Loan Bank advances	113,000	128,300	86,500
Repayment of Federal Home Loan Bank advances	(114,500)	(143,800)	(70,500)
Proceeds from issuance of subordinated debentures	-	10,000	-
Exercise of stock options	-	15	5
Purchase of treasury stock	(3,904)	(685)	(557)
Tax benefit of stock options exercised	-	80	-
Cash dividends paid	(2,299)	(1,921)	(1,518)
Net cash from financing activities	4,267	9,805	71,566

Net change in cash and due from banks	(5,654)	8,999	752
Cash and due from banks at beginning of year	20,224	11,225	10,473
Cash and due from banks at end of year	$14,570	$20,224	$11,225

Supplemental cash flow information:
Interest paid	$28,617	$25,133	$17,007
Income taxes paid, net of refunds	1,274	1,145	1,460

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	592	506	471
Sale and financing of foreclosed assets	167	249	-

 See Note 2 regarding noncash transactions included in the Company’s acquisition of The Bancshares,   Inc.

See accompanying notes.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  The consolidated financial statements include Community Bank Shares of Indiana, Inc. and its wholly owned subsidiaries, Your Community Bank (YCB) and The Scott County State Bank (SCSB), collectively referred to as “the Company”.  YCB utilizes three wholly-owned subsidiaries to manage its investment portfolio.  CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages the Bank’s investment securities.  YCB established a new Community Development Entity (CDE) subsidiary in July 2002 named CBSI Development Fund, Inc.  The CDE enables YCB to participate in the federal New Markets Tax Credit (NMTC) Program.  The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE’s.  During June 2004 and June 2006, the Company completed placements of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II (Trusts), trusts formed by the Company.  Because the Trusts are not consolidated with the Company, pursuant to FASB Interpretation No. 46, the financial statements reflect the subordinated debt issued by the Company to the Trusts.  Intercompany balances and transactions are eliminated in consolidation.  On July 1, 2006, the Company completed its acquisition of The Bancshares, Inc. and its wholly-owned subsidiary SCSB; subsequently, the Company liquidated The Bancshares, Inc.

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

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers:   the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Mortgage Banking Activities:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value.  To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Company enters into agreements to sell loans.  The aggregate market value of mortgage loans held for sale considers the price of the sales contracts.  Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments.  The Company’s commitments are for fixed rate mortgage loans, generally lasting 60 days and are at market rates when initiated.  The Company had commitments to originate $231,000 and $1,134,000 in loans and an equal amount of corresponding sales contracts at December 31, 2007 and 2006.  The impact of accounting for these instruments as derivatives was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

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

Servicing fee income which is reported on the income statement as mortgage banking income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal.  The amortization of mortgage servicing rights is netted against mortgage servicing fee income.  Servicing fees, net of amortization, totaled $49,000, $60,000 and $36,000 for the years ended December 31, 2007, 2006 and 2005.  Late fees and ancillary fees related to loan servicing are not material.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

Purchased Loans:  The Company purchases groups of loans in purchase business combinations.  Purchased loans acquired in a business combination that show evidence of credit deterioration since origination are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

Purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics (e.g., credit score, loan type, and date of origination).  The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loans’ or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

During 2006, the Company acquired loans as part of its acquisition of SCSB with a book value as of the acquisition date of $89.2 million.  The Company determined loans acquired as part of the acquisition showing evidence of credit deterioration were not significant.

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

Index
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Premises and Equipment:  Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 7 to 40 years.  Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from 2 to 10 years.  Leasehold improvements are amortized over the shorter of their economic lives or the term of the lease.

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

Cash Surrender Value of Life Insurance:  The Company has purchased life insurance policies on certain key executives.  Upon adoption of EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).  This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy.  The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.  The life insurance is recorded at the amount that can be realized, which is referred to as the cash surrender value.

Goodwill and Other Intangible Assets:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Index
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other intangible assets consist of core deposit intangible and loan customer intangible assets arising from bank acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of 10 years.

Long-term Assets: Premises and equipment, core deposit intangibles, loan customer intangibles and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Foreclosed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs after acquisition are expensed.  Foreclosed assets amounted to $575,000 and $457,000 at year-end 2007 and 2006, respectively, and are included in other assets in the consolidated balance sheets.

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

Benefit Plans:  Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized.  The Company adopted FAS 158 in 2006, and accordingly, recognizes the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability in its balance sheet and recognizes changes in the funded status in the year in which the changes occur through comprehensive income.  Profit sharing and 401k plan expense is the amount contributed determined by formula.

Stock Compensation:  Effective January 1, 2005, the Company adopted FASB Statement No. 123(r), Accounting for Stock-Based Compensation, and accordingly recognizes stock option expense based on the fair value at the date of grant.

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

Index
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Employee Stock Ownership Plan:  The cost of shares issued to the ESOP, but not yet committed to be released or allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.  Participants may put their ESOP shares back to the Company upon termination.  If the Company repurchases the ESOP shares, an amount equal to these shares times current market price is reclassified out of shareholders’ equity.  In the fourth quarter of 2007, the Company terminated the ESOP and distributed all shares in the ESOP trust to participants.

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

At the start of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to likely effectiveness as a hedge.  These three types are a hedge of the fair value of a recognized asset or liability of an unrecognized firm commitment (“fair value hedge”), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  For both types of hedges, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.  Changes in the fair value of stand alone derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.  Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

Index
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions.  This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

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

During 2007, the Company determined that its use of hedge accounting for its interest rate swap was in error. See Note 17 for additional details.
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

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income, recognized as separate components of equity, includes changes in the following items:  unrealized gains and losses on securities available for sale, unrealized gains and losses on interest rate swaps that qualify for hedge accounting (cash flow hedges), and a minimum pension liability.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

In 2004, YCB lent funds to MW Development (MW) for the purchase of real estate to develop into a residential subdivision.  The subdivision is incomplete and there are no funds available from YCB.  D.F. Crane Construction Corporation (Crane) filed suit against both YCB and MW to assert its lien on the property for non-payment for services rendered.  YCB and Crane are currently in settlement negotiations and have reached a tentative agreement.  The Company has accrued $200,000 for the probable settlement.

Index
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $1.4 million and $6.5 million was required to meet regulatory reserve and clearing requirements at year-end 2007 and 2006.  These balances do not earn interest.

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

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  The impact of adoption will not be material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The impact of adoption will not be material.

Index

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Company does not expect the impact of this standard to be material.

Reclassifications:  Some items in the prior years’ financial statements were reclassified to conform to the current presentation.

Index

NOTE 2 – BUSINESS COMBINATION

On July 1, 2006, the Company acquired 100% of the outstanding shares of The Bancshares, Inc. (TBI), parent of SCSB. Operating results of TBI were included in the consolidated financial statements of the Company from July 1, 2006. As a result of the acquisition, the Company expects to further improve its market share in its southern Indiana market, expand its customer base to improve deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.  The aggregate purchase price was $30.8 million. Approximately $11.0 million was paid in cash and $19.8 million was paid through the issuance of the Company’s common stock to TBI shareholders.  The purchase price resulted in approximately $15.3 million in goodwill, $3.1 million in core deposit intangible, and $443,000 of other customer relationship intangibles.  The intangible assets will be amortized over 10 years.  Goodwill will not be amortized but instead evaluated periodically for impairment.  Goodwill and core deposit intangibles will not be deducted for tax purposes.  Total assets of approximately $148 million were acquired, which includes approximately $88 million in loans, and $24 million in investments. Liabilities assumed in the acquisition totaled approximately $117 million, which includes $104 million in deposits and $10 million in Federal Home Loan Bank advances.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed (amounts in thousands).

Securities available for sale	$24,418
Loans, net	87,999
Goodwill	15,335
Core deposit intangible	3,069
Other customer relationship intangibles	443
Premises and equipment	3,045
Other assets	13,374
Total assets acquired	147,683

Deposits	(103,952)
Federal Home Loan Bank advances	(10,170)
Other liabilities	(2,752)
Total liabilities assumed	(116,874)
Net assets acquired	$30,809

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 3 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows.

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2007	(In thousands)
U.S. Government and federal agency	$6,077	$83	$-
State and municipal	13,312	281	(1)
Mortgaged-backed	73,252	519	(568)
Corporate bonds, including collateral debt obligations	6,583	-	(297)
Mutual funds	241	-	(9)
Total	$99,465	$883	$(875)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2006	(In thousands)
U.S. Government and federal agency	$29,972	$48	$(159)
State and municipal	11,645	228	(8)
Mortgaged-backed	67,304	117	(1,464)
Corporate bonds, including collateral debt obligations	12,150	55	(56)
Mutual funds	240	-	(10)
Total	$121,311	$448	$(1,697)

Sales of available for sale securities were as follows.

	2007	2006	2005
	(In thousands)
Proceeds	$10,937	$2,990	$5,127
Gross gains	2	-	30
Gross losses	(43)	-	(7)

The tax provision (benefit) applicable to these net realized gains (losses) amounted to $(14,000), $0 and $8,000 , respectively.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 3 – SECURITIES (Continued)

Contractual maturities of available for sale securities at year-end 2007 were as follows.  Mortgage-backed securities and mutual funds which do not have a single maturity date are shown separately.

Fair Value
(In thousands)
Due in one year or less	$5,404
Due from one to five years	3,270
Due from five to ten years	4,454
Due after ten years	12,844
Mortgage-backed	73,252
Mutual Funds	241
Total	$99,465

Securities pledged at year-end 2007 and 2006 had a carrying amount of $76.0 million and $89.3 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year end 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$886	$(1)	$-	$-	$886	$(1)
Mortgaged-backed	1,796	(1)	39,934	(567)	41,730	(568)
Corporate bonds, including collateral debt obligations	5,589	(290)	995	(7)	6,584	(297)
Mutual funds	-	-	241	(9)	241	(9)
Total temporarily impaired	$8,271	$(292)	$41,170	$(583)	$49,441	$(875)

Index

NOTE 3 – SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and federal agency	$11,838	$(28)	$11,647	$(131)	$23,485	$(159)
State and municipal	125	(1)	737	(7)	862	(8)
Mortgaged-backed	4,571	(26)	50,473	(1,438)	55,044	(1,464)
Corporate bonds, including collateral debt obligations	-	-	3,490	(56)	3,490	(56)
Mutual funds	-	-	240	(10)	240	(10)
Total temporarily impaired	$16,534	$(55)	$66,587	$(1,642)	$83,121	$(1,697)

Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality (rated A- or higher), management has the intent and ability to hold until recovery, which may be maturity, and the decline in fair value is largely due to increases in market interest rates.  The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

NOTE 4 – LOANS

Loans at year-end were as follows:

	2007	2006
	(In thousands)
Commercial	$88,353	$80,132
Real Estate:
Residential	186,831	187,080
Commercial	191,774	179,405
Construction	87,364	83,944
Home Equity	60,380	62,720
Loans secured by deposit accounts	1,322	756
Consumer	20,024	19,549
Subtotal	636,048	613,586
Less: Allowance for loan losses	(6,316)	(5,654)
Loans, net	$629,732	$607,932

During 2007 and 2006, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 4 – LOANS (Continued)

Activity in the allowance for loan losses was as follows:

	2007	2006	2005
	(In thousands)
Beginning balance	$5,654	$5,920	$4,523
Acquired allowance of SCSB, July 1, 2006	-	754	-
Provision for loan losses	1,296	262	1,750
Loans charged-off	(801)	(1,354)	(539)
Recoveries	167	72	186
Ending balance	$6,316	$5,654	$5,920

Information about impaired loans is presented below.  There were no impaired loans for the periods presented without an allowance allocation.

	2007	2006	2005
	(In thousands)
Impaired loans at year-end	$9,295	$4,399	$2,483
Amount of the allowance for loan losses allocated	1,593	865	1,146
Average of impaired loans during the year	4,628	4,783	1,300
Interest income recognized and received during impairment	75	1	3

Nonperforming loans at year-end were as follows.
Loans past due over 90 days still on accrual	$244	$-	$5
Non-accrual loans	11,134	5,566	5,498

Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

Related Party Loans: Loans and off-balance-sheet commitments (including commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates were as follows.

2007
(In thousands)
Beginning loans	$18,263
New loans	13,578
Effect of changes in related parties	(568)
Repayments	(8,618)
Ending loans	$22,655

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 4 – LOANS (Continued)

Mortgage Banking Activities: Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $17.3 million and $20.7 million at year-end 2007 and 2006.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in non-interest bearing deposits, were approximately $62,000 and $133,000 at year-end 2007 and 2006.  Servicing assets related to these loans, included in other assets, were $147,000 and $155,000 at year-end 2007 and 2006.  Amortization expense was $8,000 and $9,000 at year-end 2007 and 2006, and there was no valuation allowance required.  The fair value for mortgage servicing rights were $158,000 and $219,000 at year-end 2007 and 2006.  Fair value at year-end 2007 was determined using a discount rate of 9.50%, prepayment speeds ranging from 8.50% to 40.00%, depending on the stratification of the specific right, and a default rate of 0.00%.  Fair value at year-end 2006 was determined using a discount rate of 9.50%, prepayment speeds ranging from 9.50% to 40.00%, depending on the stratification of the specific right, and a default rate of 0.00%.

The weighted average amortization period is 15.8 years.  Estimated amortization expense for each of the next five years is approximately $8,200 per year.

NOTE 5- PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2007	2006
	(In thousands)
Land and land improvements	$2,629	$2,629
Buildings	13,225	13,074
Furniture, fixtures and equipment	10,818	9,976
Leasehold improvements	1,198	982
	27,870	26,661
Less: Accumulated depreciation	(12,723)	(11,636)
	$15,147	$15,025

Depreciation expense was $1.3 million, $1.2 million, and $1.2 million for 2007, 2006, and 2005.

Rent expense was $512,000, $409,000 and $329,000 for 2007, 2006, and 2005, respectively.  Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

2008	$618
2009	584
2010	554
2011	543
2012	532
Thereafter	1,760
Total	$4,591

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance for goodwill during the year is as follows (in thousands):

	2007	2006
Beginning of year	$15,983	$-
Acquired goodwill	-	15,983
Acquisition adjustments	(648)	-
End of year	$15,335	$15,983

The adjustments to goodwill in 2007 resulted from the finalization of the fair value of assets acquired with the purchase of TBI on July 1, 2006.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end (in thousands):

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles (see Note 2)	$3,069	$581	$3,069	$176
Other customer relationship intangibles	443	32	-	-
Total	$3,512	$613	$3,069	$176

Aggregate amortization expense was $438,000, $176,000 and $0 for 2007, 2006 and 2005.

Estimated amortization expense for each of the next five years (in thousands):

2008	$406
2009	395
2010	389
2011	377
2012	356

Index
NOTE 7 – DEPOSITS

Time deposits of $100,000 or more were $101.0 million and $102.0 million at year-end 2007 and 2006.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows:

2008	$216,263
2009	35,640
2010	8,780
2011	1,312
2012	1,587

Deposits from principal officers, directors and their affiliates at year-end 2007 and 2006 were approximately $22.2 million and $10.8 million.

NOTE 8 – OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements representing overnight borrowings from deposit customers, federal funds purchased representing overnight borrowings from other financial institutions, lines of credit with other financial institutions and a structured repurchase agreement.  The debt securities sold under the repurchase agreements were under the control of the subsidiary banks during 2007 and 2006.

The Company has available a revolving line of credit with a bank for $10.0 million.  The line of credit expires on June 30, 2008 and bears interest at LIBOR plus 1.25% (6.10% at December 31, 2007).  Payments are due quarterly and are interest only.  All borrowings are collateralized by 500 shares of Your Community Bank common stock.  The outstanding balance on the line of credit was $8.6 million and $3.5 at December 31, 2007 and 2006.

Information concerning 2007 and 2006 other borrowings is summarized as follows.

	2007	2006
	(Dollars in thousands)
Repurchase agreements at year-end
Balance	$54,443	$48,201
Weighted average interest rate	3.36%	4.84%
Repurchase agreements during the year
Average daily balance	$48,547	$49,581
Maximum month-end balance	54,443	57,455
Weighted average interest rate	4.10%	4.58%

Federal funds purchased and lines of credit at year-end
Balance	$8,553	$36,134
Weighted average interest rate	6.01%	5.29%
Federal funds purchased and lines of credit during the year
Average daily balance	13,687	$14,571
Maximum month-end balance	32,139	36,134
Weighted average interest rate	5.78%	5.37%

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 8 – OTHER BORROWINGS (Continued)

	2007	2006
	(Dollars in thousands)
Structured repurchase agreement at year-end
Balance	$9,800	-
Weighted average interest rate	2.79%	-
Structured repurchase agreement during the year
Average daily balance	$1,128	-
Maximum month-end balance	9,800	-
Weighted average interest rate	2.72%	-

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

	2007		2006
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)

Fixed rate	5.63%	$91,376	5.69%	$80,756
Variable rate	-	-	5.34	12,000
		$91,376		$92,756

The advances were collateralized by $335.6 million and $336.5 million of first mortgage and commercial real estate loans under a blanket lien arrangement and certain available for sale securities at year-end 2007 and 2006.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional $44.8 million at year-end 2007.

The contractual maturities of advances outstanding as of December 31, 2007 are as follows:

(In thousands)
2008	$14,485
2009	26,967
2010	49,924
$91,376

The fixed rate advances include of $67.0 million in convertible advances.  The FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty.  There is a substantial penalty if the Company prepays the advances before FHLB exercises its right.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 10 - SUBORDINATED DEBENTURES

On June 15, 2006, a trust  formed by the  Company,  Community Bank Shares (IN) Statutory Trust II (Trust II), issued  $10.0 million of floating rate trust preferred securities as part of a pooled offering of such securities.  On June 17, 2004, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust I (Trust I), issued $7.0 million of floating  rate trust preferred securities as part of a pooled offering of such securities.  The Company issued subordinated debentures to Trusts I and II in exchange for the proceeds of each offering; the debentures and related debt issuance costs represent the sole assets of Trusts I and II.  Distributions on the trust preferred securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 1.70% (6.69% as of the last adjustment) for Trust II and three-month LIBOR plus 2.65% (7.64% as of the last adjustment) for Trust I and are included in interest  expense.

The maturity dates of the subordinated debentures are June 15, 2036 for Trust II and June 17, 2034 for Trust I. The subordinated debentures may be redeemed by the Company, in whole or in part, at any distribution payment date on or after the distribution payment date in June 2011 for Trust II and June 2009 for Trust I, at the redemption price. The subordinated debentures have variable rates, adjusted quarterly, which are identical to the trust preferred securities.  In addition, the subordinated debentures are redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust debenture.  The Company has the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years.  Should interest payments be deferred, the Company is restricted from paying dividends until all deferred payments have been made.

Trust Preferred Securities are considered as Tier I capital for the Company under current regulatory guidelines.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 11 – BENEFIT PLANS

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

A reconciliation of the projected benefit obligation and the value of plan assets follow.

	2007	2006
	(In thousands)
Change in projected benefit obligation
Balance, beginning of year	$933	$951
Interest cost	53	52
Actuarial (gain) loss	52	(45)
Benefits paid to participants	(47)	(25)
Ending benefit obligation	991	933

Change in plan assets
Fair value, beginning of year	659	598
Actual return on plan assets	18	86
Employer contributions	72	-
Benefits paid to participants	(47)	(25)
Fair value, end of year	702	659

Funded status	$(289)	$(274)

Amounts recognized in accumulated other comprehensive loss consisted of a net actuarial loss of $372,000 and $311,000 at year-end 2007 and 2006.  The accumulated benefit obligation was $991,000 and $933,000 at year-end 2007 and 2006.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	2007	2006	2005
	(Dollars in thousands)
Interest cost	$53	$52	$49
Expected return on plan assets	(53)	(49)	(45)
Amortization of unrecognized loss	27	43	41
Net periodic benefit cost	27	46	45

Net loss	60	-	-
Total recognized in other comprehensive loss	60	-	-

Total recognized in net periodic benefit cost and other
comprehensive loss	$87	$46	$45

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $34,000.

Assumptions
Discount rate on benefit obligation	5.75%	5.75%	5.50%
Rate of expected return on plan assets	8.00%	8.00%	8.00%

NOTE 11 – BENEFIT PLANS (Continued)

Plan Assets:  The Company’s target allocation for 2008, pension plan asset allocation at year-end 2007 and 2006, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end		Weighted-Average Expected Long-Term
	2008	2007	2006	Rate of Return
Asset Category
Mutual funds	85%	99%	88%	9.0%
Money market	15	1	12	4.0
Total	100%	100%	100%	8.0%

The expected long-term return is based on a periodic review and modeling of the plan’s asset allocation and liability structure over a long-term horizon.  Expectations of returns on each asset class are the most important of the assumptions used in the review and modeling and are based on reviews of historical data.  The expected long-term rate of return on assets was selected from within the reasonable  range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefit are payable to plan participants.

Estimated Future Payments:   The following benefit payments, which reflect expected future service, are expected (in thousands):

Pension Benefits
2008	$27
2009	27
2010	27
2011	27
2012	26
Years 2013-2017	202

The Company expects to contribute approximately $70,000 to its pension plan in 2008.

Your Community Bank is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit pension plan covering two of its employees.  Employees are fully vested at the completion of five years of participation in the plan.  No contributions were required during the three-year period ended December 31, 2007.  There have been no new enrollments since 1998

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 11 – BENEFIT PLANS (Continued)

Defined Benefit Plans - SCSB:

The Company acquired a defined benefit retirement plan upon the purchase of SCSB.  Per the merger agreement, the plan was curtailed.  The Company settled this plan in the fourth quarter of 2007 which resulted in a gain of $49,000.  At December 31, 2006 plan assets totaled $2,733,000 and the projected termination liability totaled $2,758,000.  The Company had a $25,000 liability included in other liabilities on the balance sheet at December 31, 2006.

Employee Stock Ownership Plan:  In the fourth quarter of 2007, the Company terminated the ESOP and distributed all the shares held in the ESOP trust to participants.  Contributions to the ESOP during 2007, 2006 and 2005 were $0, $0 and $2,000.  Expense for 2007, 2006 and 2005 was $0, $0 and $4,000.  Shares held by the ESOP trust and allocated to participants were 37,000 as of year end 2006.  As of December 31, 2006, there were no unearned ESOP shares held by the ESOP trust

Deferred Compensation Arrangements:  The Company has entered into deferred compensation arrangements with certain directors and officers.  The liability for such arrangements is fully accrued during the service period, with benefits paid monthly upon retirement until death, or date specified by the agreement.  The liability was $360,000 and $409,000 at December 31, 2007 and 2006, respectively.  Expense related to these arrangements for 2007, 2006 and 2005 was $15,000, $17,000 and $18,000.

Defined Contribution Plans:  The 401(k) benefit plan matches employee contributions equal to 100% of the first 3% of the compensation contributed.  Expense for 2007, 2006 and 2005 was $213,000, $206,000 and $133,000.

NOTE 12 – STOCK-BASED COMPENSATION PLANS

The Company has two share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $122,000, $332,000, and $155,000 for 2007, 2006, and 2005.  The total income tax benefit was $1,000, $82,000, and $35,000.

Stock Options:  The Company’s stock option plan provides for the granting of both incentive and nonqualified stock options for up to 400,000 shares of common stock at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years.  Non-employee directors are eligible to receive only nonqualified stock options.  As of December 31, 2007, the plan allows for additional option grants of up to 212,050 shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 12 – STOCK-BASED COMPENSATION PLANS (Continued)

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2007	2006	2005
Risk-free interest rate	5.10%	5.07%	3.66%
Expected term	5.7 years	5.7 years	5.6 years
Expected stock price volatility	15.38%	16.09%	15.70%
Dividend yield	3.24%	2.91%	2.58%

A summary of the activity in the stock option plan for 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In thousands)
Outstanding at beginning of year	253	$20.19
Granted	60	21.64
Exercised	-	-
Forfeited or expired	(12)	22.13
Outstanding at end of year	301	$20.40	6.4	$275
Vested and expected to vest	301	$20.40	6.4	$275
Exercisable at end of year	113	$16.16	2.9	$275

Information related to the stock option plan during each year follows (in thousands, except for weighted fair value of options granted):

	2007	2006	2005
Intrinsic value of options exercised	$-	$9	$3
Cash received from option exercises	-	15	5
Tax benefit realized from option exercises	-	80	-
Weighted average fair value of options granted	2.76	3.61	2.76

As of December 31, 2007, there was $277,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.90 years.

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

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 12 – STOCK-BASED COMPENSATION PLANS (Continued)

The compensation cost attributable to these restricted performance units awards is based on both the fair market value of the shares at the grant date and the Company’s stock price at the end of a reporting cycle.  Thirty-five percent of the total award will be paid in cash and is therefore classified as a liability, with total compensation cost changing as the Company’s stock price changes.  The remaining sixty-five percent is classified as an equity award; total compensation cost is based on the fair market value of sixty-five percent of the total award on the date of grant.  The compensation expense is recognized over the specified performance period.

 A summary of changes in the Company’s nonvested units for the year follows:

Nonvested Units	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2007	31	$22.45
Granted	-	-
Vested	-	-
Forfeited	(2)	22.45
Nonvested at December 31, 2007	29	$22.45

As of December 31, 2007, there was $0 of total unrecognized compensation cost related to nonvested units granted under the Plan as the Company estimated the performance for criteria issuance of shares would not be met.  The total fair value of units vested during the years ended December 31, 2007, 2006 and 2005 was $0, $259,000 and $0.  There were no modifications or cash paid to settle performance unit awards during the three year period ending December 31, 2007.

NOTE 13 - INCOME TAXES

Income tax expense (benefit) was as follows.

	2007	2006	2005
	(In thousands)
Current	$1,221	$1,177	$1,525
Deferred	(393)	81	(597)
Change in valuation allowance	77	85	(3)
Total	$905	$1,343	$925

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 13 - INCOME TAXES (Continued)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

	2007		2006		2005
	(Dollars in thousands)
Federal statutory rate times financial statement income	$1,499	34.0%	$1,854	34.0%	$1,589	34.0%
Effect of:
Tax-exempt income	(253)	(5.7)	(222)	(4.1)	(153)	(3.3)
State taxes, net of federal benefit	(77)	(1.7)	(85)	(1.6)	3	0.1
Change in valuation allowance	77	1.7	85	1.6	(3)	(0.1)
Nontaxable earnings from cash surrender value of life insurance policies	(231)	(5.2)	(195)	(3.6)	(402)	(8.6)
New markets tax credit	(180)	(4.1)	(150)	(2.8)	(150)	(3.2)
Incentive stock options expense	40	0.9	31	0.6	17	0.4
Other, net	30	0.6	25	0.5	24	0.5
Total	$905	20.5%	$1,343	24.6%	$925	19.8%

Year-end deferred tax assets and liabilities were due to the following.

	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,528	$2,263
Employee benefit plans	229	291
Minimum pension liability	126	121
Net unrealized loss on securities available for sale	-	406
Net unrealized depreciation on interest rate swap	80	535
Net operating loss carryforward	422	345
Other	46	58
	3,431	4,019
Deferred tax liabilities:
Premises and equipment	(489)	(528)
FHLB stock	(362)	(377)
Deferred loan fees and costs	(169)	(155)
Mortgage servicing rights	(59)	(62)
Net unrealized gain on securities available for sale	(7)	-
Fair value adjustments from acquisitions	(266)	(230)
Intangible assets	(1,159)	(1,157)
Prepaid pension expense	(32)	(211)
Prepaid expenses	(173)	(65)
Other	(106)	(130)
	(2,822)	(2,915)
Valuation allowance on net deferred tax assets	(422)	(345)
Net deferred tax asset	$187	$759

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 13 - INCOME TAXES (Continued)

The Company incurred net operating losses for state income taxes during years 2002 through 2007 which will be carried forward and applied to future state taxable income.  Due to the uncertainty of the Company’s ability to use this benefit, a valuation allowance has been recorded.  The cumulative state net operating loss is $4.9 million and can be carried forward for 15 years with expiration beginning in 2017.

Retained earnings of Your Community Bank includes approximately $3.7 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount for Your Community Bank at December 31, 2007 was approximately $1.3 million.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$51
Additions based on tax positions related to the current year	24
Reductions due to the statute of limitations	(20)
Balance at December 31, 2007	$55

Of this total, $55,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  As of December 31, 2007, the Company’s 2004 and 2005 federal tax returns were being audited by the Internal Revenue Service.  Subsequent to year end, the Company received notification the Internal Revenue Service had completed their audits and had determined adjustments were not required for tax positions taken in those returns.  Accordingly, the Company anticipates reducing its reserve for unrecognized tax benefits in 2008 by $55,000.

The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2007 was $(3,000), and the amount accrued for interest and penalties at December 31, 2007 was $17,000.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2004.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of December 31, 2007 and 2006, the most recent regulatory notifications categorized YCB and SCSB as well capitalized under the regulatory framework for prompt corrective action.  There are no considerations or events since December 31, 2007 that management believes have changed the institution’s classification as well capitalized.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007	(Dollars in millions)
Total Capital (to Risk Weighted Assets):
Consolidated	$69.8	10.9%	$51.1	8.0%	N/A	N/A
Your Community Bank	62.6	11.2	44.6	8.0	55.8	10.0%
Scott County State Bank	13.7	15.9	6.9	8.0	8.6	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$63.5	9.9%	$25.6	4.0%	N/A	N/A
Your Community Bank	56.9	10.2	22.3	4.0	33.5	6.0%
Scott County State Bank	13.1	15.2	3.4	4.0	5.2	6.0

Tier I Capital (to Average Assets):
Consolidated	$63.5	8.0%	$31.9	4.0%	N/A	N/A
Your Community Bank	56.9	8.6	26.5	4.0	33.1	5.0%
Scott County State Bank	13.1	9.5	5.5	4.0	6.9	5.0

2006
Total Capital (to Risk Weighted Assets):
Consolidated	$71.0	11.4%	$50.0	8.0%	N/A	N/A
Your Community Bank	60.5	11.1	43.5	8.0	54.3	10.0%
Scott County State Bank	13.4	16.3	6.6	8.0	8.2	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$65.4	10.5%	$25.0	4.0%	N/A	N/A
Your Community Bank	55.5	10.2	21.7	4.0	32.6	6.0%
Scott County State Bank	12.6	15.4	3.3	4.0	4.9	6.0

Tier I Capital (to Average Assets):
Consolidated	$65.4	8.1%	$32.3	4.0%	N/A	N/A
Your Community Bank	55.5	8.1	27.5	4.0	34.3	5.0%
Scott County State Bank	12.6	9.8	5.1	4.0	6.4	5.0

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Dividend Restrictions:  The Company’s principal source of funds for dividend payments is dividends received from the Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  During 2008, the YCB and SCSB could, without prior approval, declare dividends of approximately $4.9 million and $786,000 plus any 2008 net profits retained to the date of the dividend declaration, respectively.

NOTE 15 – INTEREST RATE SWAPS

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

Prior to December 31, 2007, these interest rate swap agreement were reported, and had been since their inception, as cash flow hedges as the Company believed the critical terms of the swap agreements matched the critical terms of the variable rate loans and concluded that interest rate swap agreements were effective cash flow hedges.  As of December 31, 2007, the Company has now determined that accounting for these agreements as cash flows hedges was in error because a critical term did not match.  The Company did not designate the swap agreements to pools of variable rate loans with like spreads to prime rate, such as prime plus .25%, prime plus .50%, etc., but did so only in total.  Therefore, fluctuations in the fair value of the interest rate swaps should have been recorded in other non-interest income instead of in other comprehensive loss.  As of December 31, 2007, the remaining interest rate swap had a fair value of $234,000, which amount has been reversed out of other comprehensive loss and is reported in other non-interest income.  Changes in the fair value of the interest rate swap in the future will be recorded as other non-interest income or loss.  The Company has determined the effect on prior periods of its use of hedge accounting for these interest rate swap agreements was not material and, accordingly, prior period financial statements have not been restated to correct the error.  During the 12 months ended December 31, 2007, 2006 and 2005, respectively, the Company recognized expense of $1,014,000, $1,061,000 and $163,000, respectively.  The fair value of the swap were liabilities of $234,000 and $1.3 million as of year–end 2007 and 2006 and are reported in other liabilities in the Company’s consolidated financial statements.

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

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 16 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2007		2006
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to make loans	$1,058	$13,731	$4,378	$9,794
Unused lines of credit	8,043	127,959	4,800	130,186
Letters of credit	-	6,914	-	6,390

Commitments to make loans are generally made for periods of 30 days or less and are at market rates.  The fixed rate loan commitments have interest rates ranging from approximately 6.40% to 8.00% and maturities ranging from 1 year to 7 years.

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$14,570	$14,570	$20,224	$20,224
Interest-bearing deposits in other financial institutions	13,943	13,943	1,210	1,210
Securities available for sale	99,465	99,465	121,311	121,311
Loans held for sale	757	767	908	923
Loans, net	629,732	636,433	607,932	597,729
Accrued interest receivable	3,537	3,537	3,968	3,968

Financial liabilities
Deposits	573,346	565,741	549,918	549,405
Other borrowings	72,796	72,796	84,335	84,335
Advances from Federal Home Loan Bank	91,376	94,431	92,756	94,589
Subordinated debentures	17,000	16,220	17,000	17,227
Accrued interest payable	1,956	1,956	2,178	2,178
Interest rate swaps	234	234	1,293	1,293

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The methods and assumptions used to estimate fair value are described as follows:

The estimated fair value equals the carrying amount for cash and due from banks, interest-bearing deposits in other financial institutions, accrued interest receivable and payable, demand deposits, other borrowings, and variable rate loans or deposits that reprice frequently and fully.  Security and interest rate swap fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the instrument and information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of loans held for sale is based on market quotes.  Fair value of FHLB advances and subordinated debentures are based on current rates for similar financing.  The fair value of off-balance-sheet items is based on current fees or costs that would be charged to enter into or terminate such arrangements and is not material.

NOTE 18- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
ASSETS
Cash and due from financial institutions	$7	$63
Investment in subsidiaries	88,217	85,493
Other assets	2,656	1,647
Total assets	$90,880	$87,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other borrowings	$8,554	$3,480
Subordinated debentures	17,000	17,000
Accrued expenses and other liabilities	861	1,182
Total liabilities	26,415	21,662
Total shareholders’ equity	64,465	65,541
	$90,880	$87,203

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 18 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2007	2006	2005
Income	(In thousands)
Dividends from subsidiaries	$4,500	$950	$2,250
Expense
Operating expenses	3,171	2,057	879
Income (loss) before income taxes and equity
in undistributed net income of subsidiaries	1,329	(1,107)	1,371
Income tax benefit	1,037	668	281
Income (loss) before equity in undistributed net
income of subsidiaries	2,366	(439)	1,652
Equity in undistributed net income of subsidiaries	1,137	4,550	2,097
Net Income	$3,503	$4,111	$3,749

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities	(In thousands)
Net income	$3,503	$4,111	$3,749
Adjustments to reconcile net income to net cash
from operating activities
Equity in undistributed net income of subsidiaries	(1,137)	(4,550)	(2,097)
Share-based compensation expense	122	332	129
Net change in other assets and liabilities	(1,415)	63	(229)
Net cash from operating activities	1,073	(44)	1,552

Cash flows from investing activities
Acquisition of The Bancshares, Inc.	-	(11,001)	-

Cash flows from financing activities
Net change in short-term borrowings	5,074	3,480	-
Proceeds from issuance of subordinated debenture	-	10,000	-
Exercise of stock options	-	15	5
Purchase of treasury stock	(3,904)	(685)	(557)
Tax benefit of stock options exercised	-	80	-
Cash dividends paid	(2,299)	(1,921)	(1,518)
Net cash from financing activities	(1,129)	10,969	(2,070)

Net change in cash	(56)	(76)	(518)
Cash at beginning of year	63	139	657
Cash at end of year	$7	$63	$139

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

 NOTE 19 – EARNINGS PER SHARE

The factors used in the earnings per share computation follows.

	2007	2006	2005
Basic	(In thousands, except share and per share amounts)
Net Income	$3,503	$4,111	$3,749
Average shares:
Common shares issued	3,863,942	3,436,051	3,001,067
Less: Treasury stock	(514,521)	(413,004)	(381,787)
Average shares outstanding	3,349,421	3,023,047	2,619,280
Net income per common share, basic	$1.05	$1.36	$1.43

Diluted
Net Income	$3,503	$4,111	$3,749
Average shares:
Common shares outstanding for basic	3,349,421	3,023,047	2,619,280
Add: Dilutive effects of outstanding options	24,802	32,610	32,884
Average shares and dilutive potential
common shares	3,374,223	3,055,657	2,652,164
Net income per common share, diluted	$1.04	$1.35	$1.41

Stock options of 197,000, 138,000, and 80,000 common shares were excluded from 2007, 2006, and 2005 diluted earnings per share because they were anti-dilutive.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

	2007	2006	2005
	(In thousands)
Unrealized holding gains (losses) on available for
sale securities	$1,216	$958	$(1,884)
Less reclassification adjustments for (gains) losses
recognized in income	41	-	(23)
Net unrealized gain (loss) on securities available for
sale, net of reclassifications	1,257	958	(1,907)

Unrealized holding gain (loss) on interest rate swaps	44	(473)	(1,039)
Amounts reclassified to interest income	1,014	1,061	163
Net unrealized gain (loss) on interest rate swaps,
net of reclassifications	1,058	588	(876)

Change in minimum pension liability	-	125	(34)

Unrealized loss on pension benefits	(60)	-	-

Other comprehensive income (loss) before tax effects	2,255	1,671	(2,817)
Tax effect	(907)	(574)	1,003
Other comprehensive income (loss)	$1,348	$1,097	$(1,814)

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings Per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2007	(In thousands, except per share amounts)
First quarter	$12,638	$5,517	$1,015	$0.30	$0.29
Second quarter	12,797	5,669	915	0.27	0.27
Third quarter	12,881	5,593	1,088	0.33	0.33
Fourth quarter	12,446	5,588	485	0.15	0.15

2006
First quarter	$9,934	$4,405	$795	$0.31	$0.30
Second quarter	10,387	4,405	934	0.36	0.36
Third quarter	12,873	5,708	1,314	0.38	0.38
Fourth quarter	12,839	5,520	1,068	0.31	0.31

Index
Part II

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

There has been no change in the Company’s principal independent accountant during the Company’s two most recent fiscal years.

Item 9A.  Controls And Procedures

Company management, including the Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer (serving as the principal financial officer), have conducted an evaluation of the effectiveness of the design and operation  of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonable likely to materially affect the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Community Bank Shares of Indiana’s (the Company’s) management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;


Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and


Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2007, our Company’s internal control over financial reporting is effective based on the COSO criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ James D. Rickard	/s/ Paul A. Chrisco
James D. Rickard	Paul A. Chrisco
President and Chief Executive Officer	Senior Vice President and
Chief Financial Officer

Index
Item 9B.  Other Information

There was no information to be disclosed by the Company on a Form 8-K during the fourth quarter of 2007 but not reported.

Part III

Item 10.  Directors, Executive Officers And Corporate Governance

The information regarding Company directors required by this item is incorporated herein by reference to information under the headings “Corporate Governance and Board Matters” and “Proposal No. 1 – Election of Directors” in the 2008 Proxy Statement.  Information regarding the members of the Audit Committee, the Company’s code of business conduct and ethics, the identification of the Audit Committee Financial Expert and stockholder nominations of directors is also incorporated by reference to the information under the aforesaid headings.  The information regarding our executive officers required by this item is incorporated by reference to the information in the 2008 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the Forms 3, 4 and 5 filed during 2006, and written representations from certain reporting persons that no Forms 5 were required, the Company reasonably believe that all required reports were timely filed.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the information under the heading “EXECUTIVE COMPENSATION” in the 2008 Proxy Statement.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning security ownership of management is incorporated herein by reference to the information under the heading “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008.

Item 13.  Certain Relationships And Related Transactions, And Director Independence

Information concerning relationships and related transactions, and director independence is incorporated herein by reference to the information under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “CORPORATE GOVERNANCE AND BOARD MATTERS” and “CERATIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS” in the 2008 Proxy Statement.

Item 14.  Principal Accountant Fees And Services

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings “REPORT OF THE AUDIT COMMITTEE” and “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the 2008 Proxy Statement.

Index
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

(a) (3) Exhibits
The following exhibits are filed herein:

Exhibit
Number	Document
2.1	Agreement and Plan of Merger between Community Bank Shares of Indiana, Inc., The Bancshares, Inc., and CBIN
Subsidiary, Inc. (11)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.0	Common Stock Certificate (1)
10.1	Employment Agreement with Dale L. Orem * (2)
10.2	Retirement Agreement with Robert E. Yates * (2)
10.3	Employment Agreement with James D. Rickard * (3)
10.4	Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan * (4)
10.5	Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan * (5)
10.6	Employment Agreement with Christopher L. Bottorff * (6)
10.7	Employment Agreement with Kevin J. Cecil * (7)
10.8	Employment Agreement with Paul A. Chrisco * (7)
10.9	Consulting Agreement with Dale L. Orem * (7)
10.10	Community Bank Shares of Indiana, Inc. and Affiliates Business Ethics Policy (12)
10.11	Community Bank Shares of Indiana, Inc. 2005 Stock Award Plan (8)
10.12	Amendment to Employment Agreement with James D. Rickard * (9)
10.13	Amendment to Employment Agreement with Christopher L. Bottorff * (9)
10.14	Amendment to Employment Agreement with Kevin J. Cecil * (9)
10.15	Amendment to Employment Agreement with Paul A. Chrisco * (9)
10.16	Amendment to Community Bank Shares of Indiana, Inc. Performance Units Plan (10)
11.1	Computation of Earnings Per Share
21.0	Subsidiaries of Registrant
23.1	Consent of Crowe Chizek and Company LLC
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.

Index
(1) Incorporated by reference from the exhibits filed with Form 8-K, filed July 27, 2007.
(2) Incorporated by reference to the Annual Report on Form 10-K filed April 2, 2002.
(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2000.
(4) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-8, filed July 29, 1998, and any amendments thereto, Registration statement No. 333- 60089.
(5) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-3D, filed November 14, 1997, and any amendments thereto, Registration Statement No. 333-40211 and with the Registration Statement on Form S-3D, filed December 28, 2005, and any amendments thereto, Registration Statement No. 333-130721.
(6) Incorporated by reference to the Annual Report on Form 10-K filed March 31, 2003.
(7) Incorporated by reference to the Annual Report on Form 10-K filed March 30, 2004.
(8) Incorporated by reference from exhibit B to the definitive proxy statement filed April 11, 2005.
(9) Incorporated by reference from the exhibits filed with Form 8-K, filed November 6, 2006.
(10) Incorporated by reference from the exhibits filed with Form 8-K, filed October 23, 2006.
(11) Incorporated by reference from the exhibits filed with Form 8-K, filed February 16, 2006.
(12) Incorporated by reference from the exhibits filed with Form 8-K, filed April 24, 2007.

(b)  Exhibits
See response to Item 15(a)(3).

(c)  Financial Statement Schedules
See response to Item 15(a)(2).

Index
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK SHARES
OF INDIANA, INC.

March 31, 2008	By: /s/ James D. Rickard
James D. Rickard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James D. Rickard	President, Chief Executive Officer, and Director	March 31, 2008
James D. Rickard	(Principal Executive Officer)

/s/ Paul A. Chrisco	Senior Vice-President and Chief Financial Officer	March 31, 2008
Paul A. Chrisco	(Principal Financial and Accounting Officer)

/s/ Timothy T. Shea	Chairman of the Board of Directors and Director	March 31, 2008
Timothy T. Shea

/s/ Gary L. Libs	Director	March 31, 2008
Gary L. Libs

/s/ R. Wayne Estopinal	Director	March 31, 2008
R. Wayne Estopinal

/s/ George M. Ballard	Director	March 31, 2008
George M. Ballard

/s/ Gordon L. Huncilman	Director	March 31, 2008
Gordon L. Huncilman

/s/ Kerry M. Stemler	Director	March 31, 2008
Kerry M. Stemler

/s/ Steven R. Stemler	Director	March 31, 2008
Steven R. Stemler

/s/ Dale L. Orem	Director	March 31, 2008
Dale L. Orem

/s/ Norman E. Pfau	Director	March 31, 2008
Dale L. Orem

Index
Exhibit Index

Exhibit
Number	Document
2.1	Agreement and Plan of Merger between Community Bank Shares of Indiana, Inc., The Bancshares, Inc., and CBIN
Subsidiary, Inc. (11)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.0	Common Stock Certificate (1)
10.1	Employment Agreement with Dale L. Orem * (2)
10.2	Retirement Agreement with Robert E. Yates * (2)
10.3	Employment Agreement with James D. Rickard * (3)
10.4	Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan * (4)
10.5	Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan * (5)
10.6	Employment Agreement with Christopher L. Bottorff * (6)
10.7	Employment Agreement with Kevin J. Cecil * (7)
10.8	Employment Agreement with Paul A. Chrisco * (7)
10.9	Consulting Agreement with Dale L. Orem * (7)
10.10	Community Bank Shares of Indiana, Inc. and Affiliates Business Ethics Policy (12)
10.11	Community Bank Shares of Indiana, Inc. 2005 Stock Award Plan (8)
10.12	Amendment to Employment Agreement with James D. Rickard * (9)
10.13	Amendment to Employment Agreement with Christopher L. Bottorff * (9)
10.14	Amendment to Employment Agreement with Kevin J. Cecil * (9)
10.15	Amendment to Employment Agreement with Paul A. Chrisco * (9)
10.16	Amendment to Community Bank Shares of Indiana, Inc. Performance Units Plan (10)
11.1	Computation of Earnings Per Share
21.0	Subsidiaries of Registrant
23.1	Consent of Crowe Chizek and Company LLC
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.

(1) Incorporated by reference from the exhibits filed with Form 8-K, filed July 27, 2007.
(2) Incorporated by reference to the Annual Report on Form 10-K filed April 2, 2002.
(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2000.
(4) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-8, filed July 29, 1998, and any amendments thereto, Registration statement No. 333- 60089.
(5) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-3D, filed November 14, 1997, and any amendments thereto, Registration Statement No. 333-40211 and with the Registration Statement on Form S-3D, filed December 28, 2005, and any amendments thereto, Registration Statement No. 333-130721.
(6) Incorporated by reference to the Annual Report on Form 10-K filed March 31, 2003.
(7) Incorporated by reference to the Annual Report on Form 10-K filed March 30, 2004.
(8) Incorporated by reference from exhibit B to the definitive proxy statement filed April 11, 2005.
(9) Incorporated by reference from the exhibits filed with Form 8-K, filed November 6, 2006.
(10) Incorporated by reference from the exhibits filed with Form 8-K, filed October 23, 2006.
(11) Incorporated by reference from the exhibits filed with Form 8-K, filed February 16, 2006.
(12) Incorporated by reference from the exhibits filed with Form 8-K, filed April 24, 2007.

Index