Form 10-Q
period 2008-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2008-05-15
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-25766

Community Bank Shares of Indiana, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1938254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 W. Spring Street, New Albany, Indiana	47150
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   812-944-2224

Not applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐   Accelerated Filer  ☐   Non- Accelerated Filer  ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,247,695 shares of common stock were outstanding as of May 2, 2008.

COMMUNITY BANK SHARES OF INDIANA, INC.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$15,699	$14,570
Interest-bearing deposits in other financial institutions	9,789	13,943
Securities available for sale	104,088	99,465
Loans held for sale	1,133	757
Loans, net of allowance for loan losses of $6,357 and $6,316	627,787	629,732
Federal Home Loan Bank and Federal Reserve stock	8,102	8,096
Accrued interest receivable	3,316	3,537
Premises and equipment, net	15,123	15,147
Cash surrender value of life insurance	17,182	16,911
Goodwill	15,335	15,335
Other intangible assets	2,792	2,899
Other assets	2,839	3,176
Total Assets	$823,185	$823,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$87,877	$79,856
Interest-bearing	477,175	493,490
Total deposits	565,052	573,346
Other borrowings	64,265	72,796
Federal Home Loan Bank advances	106,402	91,376
Subordinated debentures	17,000	17,000
Accrued interest payable	1,877	1,956
Other liabilities	2,873	2,629
Total liabilities	757,469	759,103

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,942 shares issued; 3,248,587 and 3,260,904 outstanding in 2008 and 2007, respectively	386	386
Additional paid-in capital	45,113	45,035
Retained earnings	30,190	29,723
Accumulated other comprehensive income (loss)	704	(239)
Treasury stock, at cost (2008- 615,355 shares, 2007- 603,038 shares)	(10,677)	(10,440)
Total shareholders’ equity	65,716	64,465
Total Liabilities and Shareholders’ Equity	$823,185	$823,568

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest and dividend income
Loans, including fees	$10,412	$11,394
Taxable securities	1,094	1,287
Tax-exempt securities	136	128
Federal Home Loan Bank and Federal Reserve dividends	99	96
Interest-bearing deposits in other financial institutions	61	30
Interest and dividend income	11,802	12,935

Interest expense
Deposits	3,838	4,731
Other borrowings	472	724
Federal Home Loan Bank advances	1,421	1,349
Subordinated debentures	289	317
Interest expense	6,020	7,121
Net interest income	5,782	5,814

Provision for loan losses	800	144

Net interest income after provision for loan losses	4,982	5,670

Non-interest income
Service charges on deposit accounts	941	900
Commission income	48	38
Net loss on sales of available for sale securities	-	(8)
Mortgage banking income	80	50
Increase in cash surrender value of life insurance	171	170
Change in fair value and cash settlement of interest rate swap	157	(297)
Other income	111	108
Non-interest income	1,508	961

Non-interest expense
Salaries and employee benefits	2,970	2,800
Occupancy	469	463
Equipment	355	320
Data processing	476	565
Marketing and advertising	143	159
Legal and professional service fees	259	284
Other expense	611	731
Total non-interest expense	5,283	5,322
Income before income taxes	1,207	1,309

Income tax expense	171	294

Net Income	$1,036	$1,015
Earnings per share:
Basic	$0.32	$0.30
Diluted	$0.32	$0.29

Dividends per share	$0.175	$0.160

Comprehensive income	$1,979	$1,258

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2008	3,260,904	$386	$45,035	$29,723	$(239)	$(10,440)	$64,465
Comprehensive income:
Net income	—	—	—	1,036	—	—	1,036
Change in securities available for sale, net of reclassifications and tax effects	—	—	—	—	976	—	976
Unrealized loss on pension benefits	—	—	—	—	(33)	—	(33)
Total comprehensive income	—	—	—	1,036	943	—	1,979
Cash dividends declared ($0.175 per share)	—	—	—	(569)	—	—	(569)
Purchase treasury stock	(12,317)	—	—	—	—	(237)	(237)
Stock award expense	—	—	78	—	—	—	78
Balance, March 31, 2008	3,248,587	$386	$45,113	$30,190	$704	$(10,677)	$65,716

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,036	$1,015
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	800	144
Depreciation and amortization	451	365
Net accretion of securities	(32)	(18)
Net gain on sales of available for sale securities	-	8
Mortgage loans originated for sale	(5,031)	(3,051)
Proceeds from mortgage loan sales	4,723	2,495
Net gain on sales of mortgage loans	(68)	(36)
Increase in cash surrender value of life insurance	(171)	(170)
FHLB stock dividends	(5)	-
Shared-based compensation expense	78	4
Loss on disposition of other real estate	13	5
Net gain on disposition of premises and equipment	(2)	-
Net change in
Accrued interest receivable	221	182
Accrued interest payable	(79)	210
Other assets	(146)	(155)
Other liabilities	194	(89)
Net cash from operating activities	1,982	909

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	4,154	(6,836)
Available for sale securities:
Sales	-	1,501
Purchases	(10,687)	(1,502)
Maturities, prepayments and calls	7,576	7,939
Loan originations and payments, net	1,108	(1,776)
Proceeds from the sale of other real estate	45	-
Purchases of premises and equipment	(343)	(390)
Proceeds from the sale of premises and equipment	8	-
Purchase of FHLB stock	(1)	-
Redemption of FHLB stock	-	63
Investment in cash surrender value of life insurance	(100)	-
Net cash from investing activities	1,760	(1,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(8,276)	32,073
Net change in short-term borrowings	(8,531)	(33,718)
Proceeds from Federal Home Loan Bank advances	50,000	13,500
Repayment of Federal Home Loan Bank advances	(35,000)	(17,000)
Purchase of treasury stock	(237)	(944)
Cash dividends paid	(569)	(551)
Net cash from financing activities	(2,613)	(6,640)
Net change in cash and due from financial institutions	1,129	(6,732)
Cash and due from financial institutions at beginning of period	14,570	20,224
Cash and due from financial institutions at end of period	$15,699	$13,492
Supplemental noncash disclosures:
Transfer from loans to foreclosed real estate	$62	$145
Sale and financing of foreclosed real estate	$-	$70

See accompanying notes to consolidated financial statements.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (“we,” “our” or “us”) is a bank holding company headquartered in New Albany, Indiana. Our wholly-owned banking subsidiaries are Your Community Bank (“Your Community Bank”), and The Scott County State Bank (“Scott County State Bank”), which we acquired on July 1, 2006 through our acquisition of The Bancshares, Inc. (Your Community Bank and Scott County State Bank are at times collectively referred to herein as the “Banks”).  The Banks are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions.  Your Community Bank is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Office of Financial Institutions.  Scott County State Bank is also regulated by the Federal Reserve.

Your Community Bank has three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities previously owned by Your Community Bank.

Your Community Bank also has a Community Development Entity (CDE) subsidiary formed in July 2002 named CBSI Development Fund, Inc.  The CDE enables Your Community Bank to participate in the federal New Markets Tax Credit (“NMTC”) Program.  The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE’s.

In June 2004 and June 2006, we completed placements of floating rate subordinated debentures through two trusts that we formed, Community Bank Shares (IN) Statutory Trust I and Trust II (“Trusts”).  Because the Trusts are not consolidated with us, pursuant to FASB Interpretation No. 46, our financial statements reflect the subordinated debt we issued to the Trusts.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2007.  The consolidated financial statements include our accounts and our subsidiaries’ accounts.  All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications:  Some items in the prior financial statements were reclassified to conform to the current presentation.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
March 31, 2008:
Securities available for sale:
U.S. Government and federal agency	$4,115	$116	$-
State and municipal	13,751	450	-
Mortgage-backed	80,294	1,690	(101)
Corporate bonds, including collateral debt obligations	5,684	-	(659)
Mutual funds	244	-	(6)
Total securities available for sale	$104,088	$2,256	$(766)

December 31, 2007:
Securities available for sale:
U.S. Government and federal agency	$6,077	$83	$-
State and municipal	13,312	281	(1)
Mortgage-backed	73,252	519	(568)
Corporate bonds, including collateral debt obligations	6,583	-	(297)
Mutual funds	241	-	(9)
Total securities available for sale	$99,465	$883	$(875)

Securities with unrealized losses at March 31, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2008:	Value	Loss	Value	Loss	Value	Loss
(In thousands)
Mortgaged-backed	$720	$(1)	$5,520	$(100)	$6,240	$(101)
Corporate bonds, including collateral debt obligations	5,185	(658)	499	(1)	5,684	(659)
Mutual funds	-	-	244	(6)	244	(6)
Total temporarily impaired	$5,905	$(659)	$6,263	$(107)	$12,168	$(766)

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Loss	Value	Loss	Value	Loss
(In thousands)
State and municipal	$886	$(1)	$-	$-	$886	$(1)
Mortgaged-backed	1,796	(1)	39,934	(567)	41,730	(568)
Corporate bonds, including collateral debt obligations	5,589	(290)	995	(7)	6,584	(297)
Mutual funds	-	-	241	(9)	241	(9)
Total temporarily impaired	$8,271	$(292)	$41,170	$(583)	$49,441	$(875)

All unrealized losses are reviewed on at least a quarterly basis to determine whether the losses are other than temporary and are reviewed more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  A significant portion of the Company’s unrealized losses at March 31, 2008 were related to six trust preferred securities.  Management reviewed these securities and determined the cause of the unrealized losses was due to lack of an active trading market.  The Company did not recognize a loss into income on these securities due to the credit ratings (A- or higher) and management’s intent and ability to hold the securities until the fair value recovers.

3.   Loans

Loans at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Commercial	$90,194	$88,353
Mortgage loans on real estate:
Residential	182,102	186,831
Commercial	197,509	191,774
Construction	82,407	87,364
Home equity	61,264	60,380
Loans secured by deposit accounts	1,199	1,322
Consumer	19,469	20,024
Subtotal	634,144	636,048
Less:
Allowance for loan losses	(6,357)	(6,316)
Loans, net	$627,787	$629,732

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Deposits

Deposits at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(In thousands)

Demand (NOW)	$81,388	$94,939
Money market accounts	114,573	107,880
Savings	29,130	26,971
Individual retirement accounts	27,584	29,298
Certificates of deposit, $100,000 and over	84,112	87,887
Other certificates of deposit	140,388	146,515

Total interest bearing deposits	477,175	493,490

Total non-interest bearing deposits	87,877	79,856

Total deposits	$565,052	$573,346

5.   Earnings Per Share

Earnings per share were computed as follows:

	Three months ended March 31,
	2008	2007
	(In thousands, except for share and per share amounts)
Basic:
Net income	$1,036	$1,015
Average shares:
Common shares issued	3,863,942	3,863,942
Less: Treasury stock	(609,010)	(427,767)
Average shares outstanding	3,254,932	3,436,175
Net income per common share, basic	$0.32	$0.30

Diluted:
Net income	$1,036	$1,015
Average shares:
Common shares outstanding for basic	3,254,932	3,436,175
Add: Dilutive effect of outstanding options	19,454	30,072
Average shares and dilutive potential common shares	3,274,386	3,466,247
Net income per common share, diluted	$0.32	$0.29

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock options for 207,200 and 137,450 shares of common stock were excluded from the calculation of diluted net income per share for the three months ended March 31, 2008 and 2007, respectively, because their effect was antidilutive.  Performance units totaling 22,500 and 30,500 were excluded from the calculation of diluted net income per share for the three months ended March 31, 2008 and March 31, 2007, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

6.   Derivative Financial Instruments and Hedging Activities

On June 19, 2003, we entered into a $25,000,000 interest rate swap arrangement to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 5.22%.  The variable rate of the swap resets daily, with net interest being settled monthly.  The notional amount of the swap does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and other terms of the swap.

Prior to December 31, 2007, the interest rate swap agreement was reported, and had been since inception, as a cash flow hedge as the Company believed the critical terms of the swap agreement matched the critical terms of the variable rate loans and concluded that interest rate swap agreement was an effective cash flow hedge.  At December 31, 2007, the Company determined that accounting for the agreement as a cash flow hedge was in error because a critical term did not match.  The Company did not designate the swap agreement to pools of variable rate loans with like spreads to prime rate, such as prime plus .25%, prime plus .50%, etc., but did so only in total.  Therefore, fluctuations in the fair value of the interest rate swap should have been recorded in other non-interest income instead of in other comprehensive income.  The Company determined the effect on prior periods of its use of hedge accounting for the interest rate swap agreement was not material and, accordingly, did not restate prior period financial statements to correct the error.  At year end 2007, the Company did record the fair value through earnings.  The change in the fair value of the interest rate swap and the net cash settlements were reported in non-interest income in the first quarter of 2008 while being reported in other comprehensive income and interest income in first quarter of 2007, respectively.  During the quarters ended March 31, 2008 and 2007 respectively, we recognized expense of $68,000 and $297,000 on the net settlements on our interest rate swaps. The fair value of the swap as of March 31, 2008 and December 31, 2007 were liabilities of $10,000 and $234,000, respectively, and were included in other liabilities.

7.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 213,550 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2008 and December 31, 2007 was $369,000 and $275,000, respectively. There was $230,000 and $277,000 in total compensation cost related to unvested options not recognized at March 31, 2008 and December 31, 2007, respectively, with a weighted-average period of 1.7 and 1.9 years over which the cost is expected to be recognized as of March 31, 2008 and December 31, 2007, respectively.  We did not grant options during the first quarter of 2008 and 2007, and recognized $47,000 and $37,000 in expense for stock options for the three months ended March 31, 2008 and 2007, respectively. During the first quarter of 2008, 1,500 options were forfeited.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We may grant performance unit awards to employees for up to 275,000 shares of common stock.  The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date.  We granted 22,500 performance units during the three months ended March 31, 2008 and did not grant any in the first quarter of 2007.  The fair value of the performance units granted in the first quarter of 2008 was calculated based on the Company’s stock price at the date of issuance.  We recognized $14,000 in expense for performance unit awards for the three months ended March 31, 2008 and reversed $33,000 of previously recognized expense for the three months ended March 31, 2007.

During the first quarter of 2008, we granted 20,000 restricted stock awards to employees which had an aggregate fair value of $374,000 at the date of grant and vest in the first quarter of 2011.  The fair value of restricted stock awards was calculated based on the Company’s stock price at the date of issuance.  During the first quarter of 2008 and 2007, we recognized $22,000 and $0 in expense for restricted stock awards, respectively.

8.   Other Comprehensive Income

Other comprehensive income components and related taxes were as follows.

	Three months ended March 31,
	2008	2007
Unrealized holding gains on available for sale securities	$1,481	$249
Less reclassification adjustments for losses recognized in income	-	(8)
Net unrealized gains on securities available for sale, net of reclassifications	1,481	257

Unrealized holding losses on interest rate swaps	-	(145)
Amounts reclassified to interest income	-	297
Net unrealized gain on interest rate swaps, net of reclassifications	-	157

Unrealized loss on pension benefits	(51)	(41)

Other comprehensive income before tax effects	1,430	368
Tax effect	(487)	(125)

Other comprehensive income	$943	$243

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.  Fair Value
FASB Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Statement No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value.

Securities:  The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. These valuation methods are classified as Level 2 in the fair value hierarchy.

Interest Rate Swap:  The fair value of our interest rate swap is measured by obtaining pricing from broker-dealers recognized to be market participants.  The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by us. This valuation method is classified as Level 2 in the fair value hierarchy.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired Loans:  Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of the carrying amount of the loan or the fair value of the underlying collateral.  The fair value of real estate is primarily determined based on appraisals by qualified licensed appraisers.  The appraisals are discounted to reflect management’s estimate of the fair value of the collateral given the current circumstances and condition of the collateral.  Impaired loans are evaluated quarterly for additional impairment.  Fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair Value Measurements at March 31, 2008, Using
	Assets/ Liabilities at Fair Value at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets:
Available for sale securities	$104,088	$—	$104,088	$—

Liabilities:
Interest rate swap	$10	$—	$10	$—

Index
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements at March 31, 2008, Using
	Liabilities at Fair Value at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets:
Impaired loans	$6,504	$—	$—	$6,504

The Company measures for impairment using the fair value of the collateral for collateral-dependent loans.  The Company’s impaired loans totaled $11.1 million as of March 31, 2008, which included collateral-dependent loans with a carrying value of $7.9 million.  As of March 31, 2008, the Company’s collateral dependent loans had a valuation allowance of $1.4 million, resulting in an additional provision for loan losses of $460,000 during the period.

10.   Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.   The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The impact of adoption was not material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The impact of adoption was not material.

In March 2008, the FASB issued Statement No. 161 – Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. FASB No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 161 on the consolidated financial statements.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws.  These statements are not historical facts, but rather statements based on our current expectations regarding our business strategies and their intended results and our future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

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

Financial Condition

Total assets decreased slightly to $823.2 million at March 31, 2008 from $823.6 million at December 31, 2007 as increases in securities available for sale of $4.6 million and cash and due from financial institutions of $1.1 million were offset by decreases in interest-bearing deposits in other financial institutions of $4.2 million and net loans of $1.9 million.  Total deposits decreased to $565.1 million as of March 31, 2008 from $573.3 million as of December 31, 2007 primarily due to a decrease in interest-bearing deposits of $16.3 million offset by an increase in non-interest bearing deposits of $8.0 million.  The Company attributes the decrease in interest-bearing deposits to a reduction in rates on certain deposit products combined with a competitive local market.  Non interest-bearing deposits increased by 10.0% to $87.9 million at March 31, 2008 from $79.9 million at December 31, 2007 as management continues to stress the importance of growing non interest-bearing deposits and cross-selling to current and prospective customers.

Net loans decreased slightly by 0.3% to $627.8 million as of March 31, 2008 from $629.7 million at December 31, 2007.  Management attributes the slight decrease in net loans to an effort to attract more profitable loan relationships in a competitive market.  The Company is focused on improving its net interest margin through profitable loan and deposit customer relationships.

Securities available for sale increased from December 31, 2007 by $4.6 million to $104.1 million as of March 31, 2008 primarily due to purchases of $10.7 million and an increase in the fair value of the portfolio of $1.5 million, offset by maturities, prepayments and calls of $7.6 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Results of Operations

Net Income.  Net income was $1.0 million for the three months ended March 31, 2008 and March 31, 2007, while basic and diluted net income per share were $0.32 for the first quarter of 2008, compared to $0.30 and $0.29, respectively, for same period in 2007.  Annualized returns on average assets and average stockholders’ equity were 0.51% and 6.34%, respectively, for the first quarter of 2008, compared to 0.51% and 6.25%, respectively, for the same period in 2007.

Net interest income.  Net interest income decreased slightly by $32,000, or 0.6%, for the first quarter of 2008 compared to the first quarter of 2007 while the net interest margin on a taxable equivalent basis decreased to 3.13% from 3.19% over the same period.  The decrease in net interest income and net interest margin on a taxable equivalent basis was due primarily to the reversal of previously recognized interest income on loans placed on non-accrual during the first quarter of 2008 and an increase in the amortization expense recognized from deferred direct loan origination costs.  Average earning assets increased slightly by 0.5% to $751.1 million for the three months ended March 31, 2008 from $747.7 million for the equivalent period in 2007.

The cost of interest-bearing liabilities continues to be significantly affected by the $67.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to us, and are on average higher than current alternative costs of funds.  If the FHLB puts an advance back to us, we can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter).  We estimate the three-month LIBOR would have to rise in excess of 200 basis points before the FHLB would exercise its option on the majority of the individual advances.  We use FHLB advances for both short- and long-term funding.  The balances reported at March 31, 2008 and December 31, 2007 are comprised of long-term and short-term advances.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
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

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$9,095	$61	2.70%	$4,139	$30	2.94%
Taxable securities	86,118	1,094	5.11	108,284	1,287	4.82
Tax-exempt securities	13,069	206	6.34	10,904	194	7.23
Total loans and fees (1) (2)	634,744	10,412	6.60	617,021	11,394	7.49
FHLB and Federal Reserve stock	8,096	99	4.92	7,373	96	5.28
Total earning assets	751,122	11,872	6.36	747,721	13,001	7.05

Less: Allowance for loan losses	(6,296)			(5,629)
Non-earning assets:
Cash and due from banks	14,027			16,557
Bank premises and equipment, net	15,202			15,141
Other assets	43,169			37,565
Total assets	$817,224			$811,355

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$210,172	933	1.79	$207,623	$1,352	2.64%
Time deposits	260,217	2,905	4.49	285,449	3,379	4.80
Other borrowings	69,378	472	2.74	61,352	724	4.79
FHLB advances	105,099	1,421	5.44	92,589	1,349	5.91
Subordinated debentures	17,000	289	6.84	17,000	317	7.56
Total interest-bearing liabilities	661,866	6,020	3.66	664,013	7,121	4.35

Non-interest bearing liabilities:
Non-interest demand deposits	84,361			76,250
Accrued interest payable and other liabilities	5,234			5,214
Stockholders’ equity	65,763			65,878
Total liabilities and stockholders’ equity	$817,224			$811,355

Net interest income (taxable equivalent basis)		$5,852			$5,583
Less: taxable equivalent adjustment		(70)			(66)
Net interest income		5,782			5,517
Net interest spread			2.70%			2.70%
Net interest margin			3.13			3.19

(1)
The amount of direct loan origination cost included in interest on loans was $61 for the three months ended March 31, 2008. The amount of fee income included in interest on loans was $262 for the three months ended March 31, 2007.

(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
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

	Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate
	(in thousands)
Interest income:
Interest-bearing deposits with banks	$31	$33	$(2)
Taxable securities	(193)	(277)	84
Tax-exempt securities	8	24	(16)
Total loans and fees	(982)	320	(1,302)
FHLB and Federal Reserve stock	3	9	(6)
Total increase (decrease) in interest income	(1,133)	109	(1,242)

Interest expense:
Savings and other	(419)	16	(435)
Time deposits	(474)	(288)	(186)
Other borrowings	(252)	85	(337)
FHLB advances	72	174	(102)
Subordinated debentures	(28)	-	(28)
Total increase (decrease) in interest expense	(1,101)	(13)	(1,088)
Increase (decrease) in net interest income	$(32)	$122	$(154)

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Allowance and Provision for Loan Losses.  Our financial performance depends on the quality of the loans we originate and management’s ability to assess the degree of risk in existing loans when it determines the allowance for loan losses.  An increase in loan charge-offs or non-performing loans or an inadequate allowance for loan losses could have an adverse effect on net income.  The allowance is determined based on the application of loss estimates to graded loans by categories.

Summary of Loan Loss Experience:

	Three Months Ended March 31,
Activity for the period ended:	2008	2007
	(In thousands)
Beginning balance	$6,316	$5,654
Charge-offs:
Residential real estate	(19)	(10)
Commercial real estate	—	(44)
Construction	(21)	—
Commercial business	(650)	—
Home equity	(21)	(94)
Consumer	(82)	(32)
Total	(793)	(180)

Recoveries:
Residential real estate	—	—
Commercial real estate	1	2
Construction	—	—
Commercial business	3	4
Home equity	1	—
Consumer	29	5
Total	34	11
Net loan charge-offs	(759)	(169)

Provision	800	144

Ending balance	$6,357	$5,629

Provision for loan losses was $800,000 for the quarter ended March 31, 2008 as compared to $144,000 for the quarter ended March 31, 2007, an increase of $656,000.  The increase was primarily due to an increase in the Company’s classified and non-performing loans during the first quarter of 2008 and deterioration in the condition of certain classified loans. Most of the increase in classified and non-performing loans was from weakening of certain commercial and commercial real estate credits.  The Company has procedures in place that allow management to effectively identify potential problem loan relationships within the loan portfolio and appropriately classify those credits that are identified.  Based on the information currently available, management believes they have appropriately identified and classified loan relationships at March 31, 2008 and provided for sufficient amounts to cover probable incurred losses within the portfolio.  Net loan charge-offs increased to $759,000 for the quarter ended March 31, 2008 as compared to $169,000 for the same period in 2007.  The majority of loans charged-off in the first quarter of 2008 had been identified by management previously and had amounts allocated for a substantial portion of the actual incurred losses.

Index
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
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

Non-performing assets.  Loans (including impaired loans under the Financial Accounting Standard Board’s Statement of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  We define impaired loans as those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  Impaired loans increased to $11.1 million at March 31, 2008 as compared to $9.3 million at December 31, 2007 due to further downgrades in certain commercial credits and an increase in non-accrual commercial credits.

	March 31, 2008	December 31, 2007
	(In thousands)

Loans on non-accrual status	$14,245	$11,134
Loans past due 90 days or more and still accruing	74	244
Total non-performing loans	14,319	11,378
Other assets owned	579	575
Total non-performing assets	$14,898	$11,953

Non-performing loans to total loans	2.26%	1.79%
Non-performing assets to total loans	2.35	1.88
Allowance as a percent of non-performing loans	44.40	55.51
Allowance as a percent of total loans	1.00	0.99

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income.  Non-interest income increased by 56.9% to $1.5 million for the three months ended March 31, 2008 as compared to $961,000 for the same period in 2007 primarily due to an unrealized gain on the Company’s interest rate swap of $225,000 and a decrease in net cash settlements to the counter-party of $229,000.  At December 31, 2007, the Company determined its documentation supporting its reporting of the interest rate swap as a cash flow hedge was insufficient and began accounting for the interest rate swap as a stand-alone derivative.  The fair value of the interest rate swap was reclassified from other comprehensive income to other non-interest income as of that date.  Also, the Company determined the effect on prior periods of its use of hedge accounting for the outstanding interest rate swap and the swap that matured in June of 2007 was not material and, accordingly, prior periods have not been restated to correct the error.  Therefore, the change in the fair value of the swap during the first quarter of 2008 was reported in non-interest income while being reported as a component of other comprehensive income in the same period in 2007.  Also, in accordance with the Company’s accounting policy, the net cash settlements with the counter-parties to the interest rate swaps have been reported in non-interest income.  The Company reclassified the net cash settlement on the interest rate swaps from interest income to non-interest income for the first quarter of 2007 for comparative purposes. Net cash settlements to the interest rate swap counter-parties decreased to an expense of $68,000 from expense of $297,000 for the first quarter of 2007 due to a decrease in the prime rate during the first quarter of 2008.

Non-interest expense. Non-interest expense decreased slightly by 0.7% to $5.3 million for the quarter ended March 31,2008 as compared to the same period in 2007 due primarily to decreases in data processing expense and other non-interest expense, offset by an increase in salaries and employee benefits.  Data processing expense decreased by $89,000, or 15.8%, to $476,000 for the period ended March 31, 2008 due to credits that were granted by YCB’s third party core data processor to its current contract in connection with executing a new contract and upgrading from YCB’s current system.  Other non-interest expenses decreased by $120,000, or 16.4%, to $611,000 for the three months ended March 31, 2008 from $731,000 for the same period in 2007 which is attributable to a decrease in charge-offs of customer checking accounts and an increase in the amount of direct loan origination expenses deferred.  Salaries and benefits, the largest component of non-interest expense, increased by $170,000, or 6.1%, to $3.0 million for the period ended March 31, 2008 as compared to $2.8 million for the same period in 2007.  Our full-time equivalent employees grew from 219 to 241 over the same period. The average expense per full-time equivalent employee was $12,300 for the period ending March 31, 2008 compared to $12,800 for the same period in 2007.  The increase in salaries and benefits was primarily due to new personnel hired, primarily for our new YCB branch location which opened in the second quarter of 2007, an increase in the Company’s portion of health insurance premiums for employees, and an increase in stock award expense.  The decrease in expense per full-time equivalent was the result of an increase in the number of employees at the Company’s branch locations.

Income tax expense.  Income tax expense for the three months ended March 31, 2008 was $171,000 compared to $294,000 for the same period in 2007. The effective tax rate for the first quarter of 2008 was 14.2% compared to 22.5% for the same quarter of 2007.  During the first quarter of 2008, the Company received notification the Internal Revenue Service had completed their audits of our 2004 and 2005 federal tax returns and had determined adjustments were not required for tax positions taken in those returns and that a refund would be issued for 2006 for $20,000.  Accordingly, the Company reduced its reserve for unrecognized tax benefits by $55,000, reversed its accrual for the associated interest and penalties of $17,000 and recorded a receivable of $20,000 in the first quarter of 2008.  The effect of the aforementioned adjustments was to reduce the Company’s income tax provision and effective tax rate for the first quarter of 2008.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2008, we had cash and interest-bearing deposits with banks of $25.5 million and securities available-for-sale with a fair value of $104.1 million.  If we require funds beyond the funds we are able to generate internally, we have $39.7 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $45.0 million and $4.0 million of an unused line of credit with a nonaffiliated financial institution.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of March 31, 2008, Your Community Bank and Scott County State Bank were each in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

March 31, 2008:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	11.0%	10.0%	8.0%
Your Community Bank	11.4%	10.4%	8.7%
Scott County State Bank	14.3%	13.5%	8.8%

Minimum to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2007:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	10.9%	9.9%	8.0%
Your Community Bank	11.2%	10.2%	8.6%
Scott County State Bank	15.9%	15.2%	9.5%

Minimum to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 615,355 shares at an aggregate cost of $10.7 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through March 31, 2008, a net total of $3.0 million had been expended to purchase 137,317 shares under the current repurchase plan.

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

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at March 31, 2008 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Index

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up and down within the model to estimate their combined effects on net interest income over a one-year horizon.  Interest rate movements are spread equally over the forecast period of one year.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of March 31, 2008 our net interest income would increase by an estimated 0.6%, or $144,000, over the one year forecast horizon.  As of December 31, 2007, in the Up 200 Scenario we estimated that net interest income would decrease 0.2%, or $36,000, over a one year forecast horizon ending December 31, 2008.  Given a gradual 200 basis point decrease in the projected yield curve used in the simulation model (Down 200 Scenario), we estimated that as of March 31, 2008 our net interest income would decrease by an estimated 1.1%, or $272,000, over the one year forecast horizon.  As of December 31, 2007, given a gradual decrease 200 basis point decrease in the projected yield curve, we estimated that net interest income would decrease 0.2%, or $37,000, over a one year forecast horizon ending December 31, 2008.

The projected results are within our asset/liability management policy limits which states that the negative impact to net interest income should not exceed 7% in a 100 or 200 basis point decrease in the projected yield curve over a one year forecast horizon.  The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; we can minimize the reduction in net interest income in a period of rising interest rates to the extent that we can curtail raising deposit rates during this period.  We continue to explore transactions and strategies to both increase our net interest income and minimize our interest rate risk.

Index

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2008 and December 31, 2007, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of March 31, 2008 and ending on March 31, 2009:

	Interest Rate Sensitivity as of March 31, 2008
	Gradual Decrease in Rates of 200 Basis Points	Base	Gradual Increase in Rates of 200 Basis Points
	(In thousands)
Projected interest income:
Loans	$36,631	$39,166	$41,778
Investments	4,665	4,954	5,084
FHLB and FRB stock	378	378	378
Interest-bearing bank deposits	29	51	72
Federal funds sold	294	584	808
Total interest Income	41,997	45,133	48,120

Projected interest expense:
Deposits	10,344	12,307	14,347
Federal funds purchased, line of credit and Repurchase agreements.	955	1,654	2,254
FHLB advances	5,428	5,459	5,490
Other borrowings	109	138	167
Subordinated debentures	689	831	974
Total interest expense	17,525	20,389	23,232
Net interest income	$24,472	$24,744	$24,888

Change from base	$(272)		$144
Percent change from base	(1.10)%		0.58%

Index

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2007 and ending December 31, 2008:

	Interest Rate Sensitivity as of December 31, 2007
	Gradual Decrease in Rates of 200 Basis Points	Base	Gradual Increase in Rates of 200 Basis Points
	(In thousands)
Projected interest income:
Loans	$41,263	$43,909	$46,469
Investments	4,648	4,886	5,027
FHLB and FRB stock	377	377	377
Interest-bearing deposits in other financial Institutions	29	49	68
Federal funds sold	844	1,152	1,433
Total interest income	47,161	50,373	53,374

Projected interest expense:
Deposits	15,079	17,216	19,233
Federal funds purchased, line of credit and Repurchase agreements.	2,122	2,864	3,589
FHLB advances	5,092	5,216	5,340
Other borrowings	175	204	233
Subordinated debentures	1,041	1,184	1,326
Total interest expense	23,509	26,684	29,721
Net interest income	$23,652	$23,689	$23,653

Change from base	$(37)		$(36)
% Change from base	(0.16)%		(0.15)%

Index

PART I – ITEM 4

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

Index

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common shares during the three months ended March 31, 2008 are presented in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (In thousands)
January 1 – January 31	5,771	$18.98	5,771	$1,898
February 1 – February 29	—	—	—	1,898
March 1 – March 31	6,546	19.40	6,546	1,771

Total	12,317	$19.20	12,317	$1,771

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of March 31, 2008, the Company could repurchase up to $1.8 million of the Company’s common stock under the current repurchase plan.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: May 15, 2008	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2008	BY:	/s/ Paul. A. Chrisco
Paul A. Chrisco
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)

Index

EXHIBIT INDEX
COMMUNITY BANK SHARES OF INDIANA, INC.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002