Form 10-Q
period 2008-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2008-08-14
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,247,695 shares of common stock were outstanding as of August 5, 2008.

COMMUNITY BANK SHARES OF INDIANA, INC.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$20,284	$14,570
Interest-bearing deposits in other financial institutions	1,361	13,943
Securities available for sale	117,216	99,465
Loans held for sale	523	757
Loans, net of allowance for loan losses of $6,890 and $6,316	635,104	629,732
Federal Home Loan Bank and Federal Reserve stock	8,107	8,096
Accrued interest receivable	3,254	3,537
Premises and equipment, net	14,963	15,147
Cash surrender value of life insurance	17,374	16,911
Goodwill	15,335	15,335
Other intangible assets	2,688	2,899
Other assets	4,760	3,176
Total Assets	$840,969	$823,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$87,345	$79,856
Interest-bearing	472,458	493,490
Total deposits	559,803	573,346
Other borrowings	90,346	72,796
Federal Home Loan Bank advances	106,917	91,376
Subordinated debentures	17,000	17,000
Accrued interest payable	1,868	1,956
Other liabilities	2,519	2,629
Total liabilities	778,453	759,103

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,942 shares issued; 3,248,587 and 3,260,904 outstanding in 2008 and 2007, respectively	386	386
Additional paid-in capital	45,200	45,035
Retained earnings	29,839	29,723
Accumulated other comprehensive loss	(2,232)	(239)
Treasury stock, at cost (2008- 615,355 shares, 2007- 603,038 shares)	(10,677)	(10,440)
Total shareholders’ equity	62,516	64,465
Total Liabilities and Shareholders’ Equity	$840,969	$823,568

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$9,582	$11,680	$19,994	$23,074
Taxable securities	1,171	1,169	2,277	2,456
Tax-exempt securities	147	133	283	261
Federal Home Loan Bank and Federal Reserve dividends	133	71	220	167
Interest-bearing deposits in other financial institutions	55	48	116	78
Interest and dividend income	11,088	13,101	22,890	26,036

Interest expense
Deposits	3,297	4,886	7,135	9,617
Other borrowings	325	708	797	1,432
Federal Home Loan Bank advances	1,370	1,217	2,791	2,566
Subordinated debentures	210	317	499	634
Interest expense	5,202	7,128	11,222	14,249
Net interest income	5,886	5,973	11,668	11,787

Provision for loan losses	1,930	150	2,730	294

Net interest income after provision for loan losses	3,956	5,823	8,938	11,493

Non-interest income
Service charges on deposit accounts	1,045	977	1,986	1,877
Commission income	42	35	90	73
Net gain (loss) on sales of available for sale securities	291	-	291	(8)
Mortgage banking income	60	62	139	98
Increase in cash surrender value of life insurance	192	167	363	337
Change in fair value and cash settlement of interest rate swap	23	(304)	180	(601)
Other income	61	128	170	250
Non-interest income	1,714	1,065	3,219	2,026

Non-interest expense
Salaries and employee benefits	3,050	2,859	6,020	5,659
Occupancy	546	425	1,015	888
Equipment	362	363	717	683
Data processing	445	563	921	1,128
Marketing and advertising	238	191	381	350
Legal and professional service fees	283	399	542	683
Other expense	659	893	1,267	1,624
Total non-interest expense	5,583	5,693	10,863	11,015
Income before income taxes	87	1,195	1,294	2,504

Income tax expense	(131)	280	40	574

Net Income	$218	$915	$1,254	$1,930
Earnings per share:
Basic	$0.07	$0.27	$0.39	$0.57
Diluted	$0.06	$0.27	$0.38	$0.56

Dividends per share	$0.175	$0.175	$0.350	$0.335

Comprehensive income (loss)	$(2,718)	$88	$(739)	$1,346
See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2008	3,260,904	$386	$45,035	$29,723	$(239)	$(10,440)	$64,465
Comprehensive income:
Net income	—	—	—	1,254	—	—	1,254
Change in securities available for sale, net of reclassifications and tax effects	—	—	—	—	(1,941)	—	(1,941)
Unrealized loss on pension benefits, net of tax effects	—	—	—	—	(52)	—	(52)
Total comprehensive loss	—	—	—	1,254	(1,993)	—	(739)
Cash dividends declared ($0.350 per share)	—	—	—	(1,138)	—	—	(1,138)
Purchase treasury stock	(12,317)	—	—	—	—	(237)	(237)
Stock award expense	—	—	165	—	—	—	165
Balance, June 30, 2008	3,248,587	$386	$45,200	$29,839	$(2,232)	$(10,677)	$62,516

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$1,254	$1,930
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,730	294
Depreciation and amortization	894	764
Net accretion of securities	(66)	(53)
Net gain (loss) on sales of available for sale securities	(291)	8
Mortgage loans originated for sale	(8,404)	(6,816)
Proceeds from mortgage loan sales	8,755	6,575
Net gain on sales of mortgage loans	(117)	(98)
Increase in cash surrender value of life insurance	(363)	(337)
FHLB stock dividends	(10)	-
Shared-based compensation expense	165	39
Net loss on disposition of other real estate	21	43
Net gain on disposition of premises and equipment	(2)	-
Net change in:
Accrued interest receivable	283	155
Accrued interest payable	(88)	(74)
Other assets	(558)	41
Other liabilities	(188)	(524)
Net cash from operating activities	4,015	1,947

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	12,582	129
Available for sale securities:
Sales	16,047	1,501
Purchases	(52,199)	(5,668)
Maturities, prepayments and calls	15,811	16,335
Loan originations and payments, net	(8,127)	(11,694)
Proceeds from the sale of other real estate	58	115
Purchases of premises and equipment	(547)	(964)
Proceeds from the sale of premises and equipment	8	-
Purchase of Federal Reserve stock	-	(769)
Purchase of FHLB stock	(1)	-
Redemption of FHLB stock	-	62
Investment in cash surrender value of life insurance	(100)	-
Net cash from investing activities	(16,468)	(953)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(13,508)	16,790
Net change in other borrowings	17,550	(7,578)
Proceeds from Federal Home Loan Bank advances	67,000	23,500
Repayment of Federal Home Loan Bank advances	(51,500)	(30,000)
Purchase of treasury stock	(237)	(2,699)
Cash dividends paid	(1,138)	(1,146)
Net cash from financing activities	18,167	(1,133)
Net change in cash and due from financial institutions	5,714	(139)
Cash and due from financial institutions at beginning of period	14,570	20,224
Cash and due from financial institutions at end of period	$20,284	$20,085
Supplemental noncash disclosures:
Transfer from loans to foreclosed real estate	$350	$170
Sale and financing of foreclosed real estate	$278	$119

See accompanying notes to consolidated financial statements.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (“we,” “our” or “us”) is a bank holding company headquartered in New Albany, Indiana. Our wholly-owned banking subsidiaries are Your Community Bank (“Your Community Bank” or “YCB”), and The Scott County State Bank (“Scott County State Bank”), which we acquired on July 1, 2006 through our acquisition of The Bancshares, Inc. (Your Community Bank and Scott County State Bank are at times collectively referred to herein as the “Banks”).  The Banks are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions.  Your Community Bank is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Office of Financial Institutions.  Scott County State Bank is also regulated by the Federal Reserve.

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
June 30, 2008:
Securities available for sale:
State and municipal	$16,409	133	(97)
Mortgage-backed	96,138	90	(1,728)
Corporate bonds, including collateral debt obligations	4,430	-	(1,325)
Mutual funds	239	-	(11)
Total securities available for sale	$117,216	$223	$(3,161)

December 31, 2007:
Securities available for sale:
U.S. Government and federal agency	$6,077	$83	$-
State and municipal	13,312	281	(1)
Mortgage-backed	73,252	519	(568)
Corporate bonds, including collateral debt obligations	6,583	-	(297)
Mutual funds	241	-	(9)
Total securities available for sale	$99,465	$883	$(875)

Securities with unrealized losses at June 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2008	Value	Loss	Value	Loss	Value	Loss
(In thousands)
State and municipal	$4,869	$(97)	$-	$-	$4,869	(97)
Mortgaged-backed	76,598	(1,455)	4,775	(273)	81,373	(1,728)
Corporate bonds, including collateral debt obligations	4,430	(1,325)	-	-	4,430	(1,325)
Mutual funds	-	-	239	(11)	239	(11)
Total temporarily impaired	$85,897	$(2,877)	$5,014	$(284)	$90,911	$(3,161)

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

All unrealized losses are reviewed on at least a quarterly basis to determine whether the losses are other than temporary and are reviewed more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and, in the case of our collateralized debt obligations, the present value of the estimated remaining cash flows.  A significant portion of the Company’s unrealized losses at June 30, 2008 were related to six collateralized debt obligations.  Management reviewed these securities and determined that an adverse change in the anticipated cash flows from these securities had not occurred and none of the securities had been downgraded and therefore did not recognize a loss into income.

3.   Loans

Loans at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Commercial	$93,803	$88,353
Mortgage loans on real estate:
Residential	181,932	186,831
Commercial	204,502	191,774
Construction	80,429	87,364
Home equity	60,462	60,380
Loans secured by deposit accounts	1,215	1,322
Consumer	19,651	20,024
Subtotal	641,994	636,048
Less:
Allowance for loan losses	(6,890)	(6,316)
Loans, net	$635,104	$629,732

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Deposits

Deposits at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(In thousands)

Demand (NOW)	$66,650	$94,939
Money market accounts	109,253	107,880
Savings	29,372	26,971
Individual retirement accounts	27,088	29,298
Certificates of deposit, $100,000 and over	86,215	87,887
Other certificates of deposit	153,880	146,515

Total interest bearing deposits	472,458	493,490

Total non-interest bearing deposits	87,345	79,856

Total deposits	$559,803	$573,346

5.   Earnings Per Share

Earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands, except for share and per share amounts)
Basic:
Net income	$218	$915	$1,254	$1,930
Average shares:
Common shares issued	3,863,942	3,863,942	3,863,942	3,863,942
Less: Treasury stock	(615,355)	(485,025)	(612,184)	(456,554)
Average shares outstanding	3,248,587	3,378,917	3,251,758	3,407,388
Net income per common share, basic	$0.07	$0.27	$0.39	$0.57

Diluted:
Net income	$218	$915	$1,254	$1,930
Average shares:
Common shares outstanding for basic	3,248,587	3,378,917	3,251,758	3,407,388
Add: Dilutive effect of outstanding options	15,897	27,148	17,352	28,565
Average shares and dilutive potential common shares	3,264,484	3,406,065	3,269,110	3,435,953
Net income per common share, diluted	$0.06	$0.27	$0.38	$0.56

Stock options for 238,920 and 240,420 shares of common stock were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2008, respectively, because their effect was antidilutive.  This compares to stock options for 195,950 and 196,950 share of common stock that were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2007, respectively.  Performance units totaling 22,500 and 30,500 were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2008 and June 30, 2007, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Derivative Financial Instruments and Hedging Activities

On June 19, 2003, we entered into a $25,000,000 interest rate swap arrangement to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 5.22%.  The variable rate of the swap resets daily, with net interest being settled monthly.  The notional amount of the swap does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and other terms of the swap.  The swap matured on June 19, 2008.

Prior to December 31, 2007, the interest rate swap agreement was reported, and had been since inception, as a cash flow hedge as the Company believed the critical terms of the swap agreement matched the critical terms of the variable rate loans and concluded that interest rate swap agreement was an effective cash flow hedge.  At December 31, 2007, the Company determined that accounting for the agreement as a cash flow hedge was in error because a critical term did not match.  The Company did not designate the swap agreement to pools of variable rate loans with like spreads to prime rate, such as prime plus .25%, prime plus .50%, etc., but did so only in total.  Therefore, fluctuations in the fair value of the interest rate swap should have been recorded in other non-interest income instead of in other comprehensive income.  The Company determined the effect on prior periods of its use of hedge accounting for the interest rate swap agreement was not material and, accordingly, did not restate prior period financial statements to correct the error.  At year end 2007, the Company did record the fair value through earnings.  The change in the fair value of the interest rate swap and the net cash settlements were reported in non-interest income in the first quarter of 2008 while being reported in other comprehensive income and non-interest income (reclassified from interest income from previously issued financial statements) in three and six months ended June 30, 2007, respectively.  During the three and six months ended June 30, 2008, we recognized income of $14,000 and expense of $54,000 on the net settlements on our interest rate swaps, respectively.  During the three and six months ended June 30, 2007, we recognized expense of $304,000 and $601,000, respectively.  The fair value of the swap as of December 31, 2007 was a liability $234,000 and was included in other liabilities.

7.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 213,550 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2008 and December 31, 2007 was $117,000 and $275,000, respectively. There was $183,000 and $277,000 in total compensation cost related to unvested options not recognized at June 30, 2008 and December 31, 2007, respectively, with a weighted-average period of 1.6 and 1.9 years over which the cost is expected to be recognized as of June 30, 2008 and December 31, 2007, respectively.  The Company recognized $41,000 and $88,000 in expense for stock options for the three and six months ended June 30, 2008, respectively, and $35,000 and $72,000 in expense during the three and six months ended June 30, 2007, respectively.  During the six months ended June 30, 2008, no options were granted and 1,500 options were forfeited.

We may grant performance unit awards to employees for up to 275,000 shares of common stock.  The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date.  We granted 22,500 performance units during the first quarter of 2008. The fair value of the performance units granted in the first quarter of 2008 was calculated based on the Company’s stock price at the date of issuance.  We recognized $19,000 and $33,000 in expense for performance unit awards for the three and six months ended June 30, 2008, respectively.  We did not grant performance units for the six months ended June 30, 2007 and recognized $0 and reversed $33,000 of previously recognized expense for performance unit awards for the three and six months ended June 30, 2007.

During the first quarter of 2008, we granted 20,000 restricted stock awards to employees which had an aggregate fair value of $374,000 at the date of grant and vest in the first quarter of 2011.  The fair value of restricted stock awards was calculated based on the Company’s stock price at the date of issuance.  For the three and six months end June 30, 2008, we recognized $31,000 and $53,000 in expense for restricted stock awards, respectively.

8. Other Comprehensive Loss

Other comprehensive loss components and related taxes were as follows.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Unrealized holding losses on available for sale securities	(4,136)	$(1,407)	$(2,655)	$(1,158)
Less reclassification adjustments for gains (losses) recognized in income	291	-	291	(8)
Net unrealized losses on securities available for sale, net of reclassifications	(4,427)	(1,407)	(2,946)	(1,150)

Unrealized holding losses on interest rate swaps	-	(168)	-	(313)
Amounts reclassified to interest income	-	304	-	601
Net unrealized gain on interest rate swaps, net of reclassifications	-	136	-	288

Change in minimum pension liability	-	19	-	(22)

Unrealized loss on pension benefits	(29)	-	(80)	-

Other comprehensive income before tax effects	(4,456)	(1,252)	(3,026)	(884)
Tax effect	1,520	425	1,033	300

Other comprehensive loss	$(2,936)	$(827)	$(1,993)	$(584)

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

Securities:  The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. These valuation methods are classified as Level 2 in the fair value hierarchy.  The fair values of certain of our collateralized debt obligations are determined by capital markets traders of our bond accountant using a base discount margin driven by current market fundamentals adjusted for characteristics unique to each security and the security’s discounted projected cash flows.  If the inputs used to provide the evaluation are “unobservable” and/or there is very little, if any, market activity for the security or similar securities, the securities are classified as Level 3.

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

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008, Using
	Assets/ Liabilities at Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Available for sale securities	$117,216	$—	$112,786	$4,430

The rollforward of activity for the Company’s significant unobservable inputs (Level 3) is as follows:

Three and Six Months Ended June 30, 2008
(in thousands)
Balance, beginning of period	$—
Transfer into level 3	5,189
Net unrealized loss	(599)
Principal paydowns	(160)
Balance, end of period	$4,430

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements at March 31, 2008, Using
	Assets at Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Impaired loans	$12,533	$—	$—	$12,533

The Company measures for impairment using the fair value of the collateral for collateral-dependent loans.  The Company’s impaired loans totaled $21.0 million as of June 30, 2008, which included collateral-dependent loans with a carrying value of $14.4 million.  As of June 30, 2008, the Company’s collateral dependent loans had a valuation allowance of $1.9 million, resulting in an additional provision for loan losses of $1.1 million during the six months ended June 30, 2008.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.   See Note 9 for additional information.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008 or subsequently.

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

11.  Subsequent Event

In 2004, YCB loaned funds to MW Development (“MW”) for the purchase of real estate to develop into a residential subdivision.  The subdivision is incomplete and there are no additional funds available from YCB.  D.F. Crane Construction Corporation (“Crane”) filed suit against both YCB and MW to assert its lien on the property for non-payment for services rendered.  In the second quarter of 2008, YCB and Crane reached an agreement to settle for $200,000 (the Company accrued $200,000 in the fourth quarter of 2007 for the probable settlement).  On July 3, 2008 we paid the settlement amount which did not substantially or materially deviate from the amount we previously accrued.  In accordance with the agreement, Crane agreed to withdraw its claim and allow YCB to proceed with foreclosure and ultimate liquidation of the property.

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

Financial Condition

Total assets increased to $841.0 million at June 30, 2008 from $823.6 million as of December 31, 2007 which was primarily attributable to an increase in securities available for sale of $17.8 million, offset by a decrease in interest-bearing deposits in other financial institutions of $12.6 million.  Total deposits decreased to $559.8 million at June 30, 2008 from $573.3 million as of December 31, 2007 as interest-bearing deposits decreased by $21.0 million while non-interest bearing deposits increased by $7.5 million.  The Company attributes the change in deposit mix to a combination of an emphasis on growing non-interest deposits through customer service and cross-selling efforts while lowering costs on interest-bearing deposits aggressively.

Net loans increased by 0.9% to $635.1 million as of June 30, 2008 from $629.7 million at December 31, 2007.  Most of the growth in the Company’s loan portfolio was in commercial and commercial real estate loans which grew a combined $18.2 million from December 31, 2007, while the Company’s construction loans secured by real estate decreased by $6.9 million.

Securities available for sale increased from December 31, 2007 by $17.8 million to $117.2 million as of June 30, 2008 primarily due to purchases of $52.2 million, offset by maturities, prepayments and calls of $15.8 million, sales of $16.0 million, and a decrease in the fair value of the portfolio of $2.9 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

FHLB advances and other borrowings increased to $106.9 million and $90.3 million at June 30, 2008, respectively, from $91.4 million and $72.8 million at December 31, 2007.  The proceeds from the increase in both FHLB advances and other borrowings were utilized to offset the decrease in total deposits, fund loan growth, and purchase available for sale securities.

Index
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net Income.  Net income was $218,000 for the three months ended June 30, 2008 compared to $915,000 for the same period in 2007.  Basic and diluted earnings per share decreased to $0.07 and $0.06 per share, respectively, for the second quarter of 2008 from $0.27 for basic and diluted earnings per share for 2007.  The decrease in net income and basic and diluted earnings per share for the second quarter in 2008 was due to a substantial increase in the provision for loan losses of $1.8 million, offset by an increase in non-interest income and decreases in non-interest expenses and income tax expense.  The annualized return on average assets and average shareholders’ equity were 0.10% and 1.34% for the three months ended June 30, 2008, respectively, compared to 0.45% and 5.61% for the equivalent period in 2007.

Net income decreased to $1.3 million for the six months ended June 30, 2008 from $1.9 million for the same period in 2007.  Basic and diluted earnings per share were $0.39 and $0.38 per share, respectively, for 2008 as compared to $0.57 and $0.56, respectively, for 2007.  The decrease in net income for the six month period was the result of an increase in the provision for loan losses, offset by an increase in non-interest income and decreases in non-interest expenses and income tax expense.  The annualized return on average assets and average shareholders’ equity were 0.30% and 3.85% for the six month period ended June 30, 2008, respectively, compared to 0.47% and 5.89% for 2007.

Net interest income.  Net interest income for the three and six months ended June 30, 2008 decreased by $87,000 and $119,000, respectively, to $5.9 million and $11.7 million from $6.0 million and $11.8 million, respectively, from the same periods in 2007.  The Company’s net interest margin on a taxable equivalent basis decreased to 3.13% for the three and six months ended June 30, 2008 from 3.26% and 3.23%, respectively, for the same periods in 2007.  The decrease in net interest income and net interest margin on a taxable equivalent basis for the three and six months ended June 30, 2008 was due primarily to the reversal of previously recognized interest income on loans placed on non-accrual during the first two quarters of 2008.  Average earning assets increased to $766.2 million and $758.7 million for the three and six months ended June 30, 2008 compared to $743.7 million and $745.7 million for the equivalent periods in 2007.

The cost of interest-bearing liabilities continues to be significantly affected by the $67.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to us, and are on average higher than current alternative costs of funds.  If the FHLB puts an advance back to us, we can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter).  We estimate the three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on the majority of the individual advances.  We use FHLB advances for both short- and long-term funding.  The balances reported at June 30, 2008 and December 31, 2007 are comprised of long-term and short-term advances.

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$9,846	$55	2.25%	$5,503	$48	3.50%
Taxable securities	93,155	1,171	5.06	100,052	1,169	4.69
Tax-exempt securities	13,898	223	6.45	10,798	202	7.49
Total loans and fees (1) (2)	641,193	9,582	6.01	619,265	11,680	7.57
FHLB and Federal Reserve stock	8,102	133	6.60	8,108	71	3.51
Total earning assets	766,194	11,164	5.86	743,726	13,170	7.10

Less: Allowance for loan losses	(6,793)			(5,634)
Non-earning assets:
Cash and due from banks	26,361			17,679
Bank premises and equipment, net	15,082			15,309
Other assets	44,590			40,544
Total assets	$845,434			$811,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and other	$220,190	741	1.35	$211,371	$1,417	2.69%
Time deposits	262,449	2,556	3.92	285,542	3,469	4.87
Other borrowings	74,496	325	1.75	60,603	708	4.69
FHLB advances	104,918	1,370	5.25	81,808	1,217	5.97
Subordinated debentures	17,000	210	4.97	17,000	317	7.48
Total interest-bearing liabilities	679,053	5,202	3.08	656,324	7,128	4.36

Non-interest bearing liabilities:
Non-interest demand deposits	96,870			82,273
Accrued interest payable and other liabilities	4,210			7,833
Stockholders’ equity	65,301			65,194
Total liabilities and stockholders’ equity	$845,434			$811,624

Net interest income (taxable equivalent basis)		$5,962			$6,042
Less: taxable equivalent adjustment		(76)			(69)
Net interest income		5,886			5,973
Net interest spread			2.78%			2.74%
Net interest margin			3.13			3.26

(1)
The amount of direct loan origination cost included in interest on loans was $105 for the three months ended June 30, 2008. The amount of fee income included in interest on loans was $334 for the three months ended June 30, 2007.

(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

Index
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$9,471	$116	2.46%	$4,825	$78	3.26%
Taxable securities	89,637	2,277	5.11	104,145	2,456	4.76
Tax-exempt securities	13,483	429	6.40	10,851	395	7.34
Total loans and fees (1) (2)	637,969	19,994	6.30	618,151	23,074	7.53
FHLB and Federal Reserve stock	8,099	220	5.46	7,742	167	4.35
Total earning assets	758,659	23,036	6.11	745,714	26,170	7.08

Less: Allowance for loan losses	(6,545)			(5,632)
Non-earning assets:
Cash and due from banks	20,194			17,121
Bank premises and equipment, net	15,142			15,225
Other assets	43,856			40,438
Total assets	$831,306			$812,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and other	$215,181	1,674	1.56	$209,507	$2,769	2.67%
Time deposits	261,333	5,461	4.20	285,496	6,848	4.84
Other borrowings	71,938	797	2.23	60,976	1,432	4.74
FHLB advances	105,008	2,791	5.34	87,169	2,566	5.94
Subordinated debentures	17,000	499	5.90	17,000	634	7.52
Total interest-bearing liabilities	670,460	11,222	3.37	660,148	14,249	4.35

Non-interest bearing liabilities:
Non-interest demand deposits	90,615			79,278
Accrued interest payable and other liabilities	4,699			7,906
Stockholders’ equity	65,532			65,534
Total liabilities and stockholders’ equity	$831,306			$812,866

Net interest income (taxable equivalent basis)		$11,814			$11,921
Less: taxable equivalent adjustment		(146)			(134)
Net interest income		11,668			11,787
Net interest spread			2.74%			2.72%
Net interest margin			3.13			3.23

1)
The amount of direct loan origination cost included in interest on loans was $166 for the six months ended June 30, 2008. The amount of fee income included in interest on loans was $595 for the six months ended June 30, 2007.

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

	Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007 Increase/(Decrease) Due to			Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits with banks	$7	$29	$(22)	$38	$61	$(23)
Taxable securities	2	(83)	85	(179)	(359)	180
Tax-exempt securities	14	35	(21)	22	58	(36)
Total loans and fees	(2,098)	401	(2,499)	(3,080)	720	(3,800)
FHLB and Federal Reserve stock	62	-	62	53	8	45
Total increase (decrease) in interest income	(2,013)	382	(2,395)	(3,146)	488	(3,634)

Interest expense:
Savings and other	(676)	57	(733)	(1,095)	73	(1,168)
Time Deposits	(913)	(264)	(649)	(1,387)	(550)	(837)
Other borrowings	(383)	135	(518)	(635)	223	(858)
FHLB advances	153	314	(161)	225	491	(266)
Subordinated debentures	(107)	-	(107)	(135)	-	(135)
Total increase (decrease) in interest expense	(1,926)	242	(2,168)	(3,027)	237	(3,264)
Increase (decrease) in net interest income	$(87)	$140	$(227)	$(119)	$251	$(370)

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

Summary of Loan Loss Experience:

	Three Months Ended June 30,		Six Months Ended June 30,
Activity for the period ended:	2008	2007	2008	2007
	(In thousands)
Beginning balance	$6,357	$5,629	$6,316	$5,654
Charge-offs:
Residential real estate	(146)	(55)	(165)	(65)
Commercial real estate	(146)	—	(146)	(44)
Construction	(457)	—	(478)	—
Commercial business	(245)	—	(895)	—
Home equity	(296)	—	(317)	(94)
Consumer	(138)	(44)	(220)	(76)
Total	(1,428)	(99)	(2,221)	(279)

Recoveries:
Residential real estate	—	8	—	8
Commercial real estate	1	2	2	4
Construction	—	—	—	—
Commercial business	1	1	4	5
Home equity	3	—	4	—
Consumer	26	16	55	21
Total	31	27	65	38
Net loan charge-offs	(1,397)	(72)	(2,156)	(241)
Provision	1,930	150	2,730	294

Ending balance	$6,890	$5,707	$6,890	$5,707

Provision for loan losses increased to $1.9 million and $2.7 million for the three and six months ended June 30, 2008 compared to $150,000 and $294,000 for the equivalent periods in 2007.  Net charge-offs during the three and six months ended June 30, 2008 were $1.4 million and $2.2 million, respectively, an increase from $72,000 and $241,000 for same periods in 2007.  The increase in the provision for loan losses for both the three and six month periods in 2008 was due to an increase in the amount and severity in the Company’s classified credits, which increased to $47.9 million as of June 30, 2008 from $29.4 million at December 31, 2007, and a further deterioration in the underlying collateral values of certain credits.  The Company continues to see weakness in its construction and commercial real estate loan portfolios and has provided for the probable incurred losses in those portfolios accordingly.  The increase in net charge-offs during the three and six months ended June 30, 2008 was due to the Company’s determination that a portion of the balance of certain collateral dependent loans was uncollectible.  Generally, the charge-offs were necessary to write-down these loans to the anticipated collateral liquidation value, less costs to sell.  The majority of loans charged-off had been identified by management previously and had amounts allocated for a substantial portion of the actual incurred losses.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of June 30, 2008, management has reserved for probable incurred losses within the loan portfolio based on information currently available to the Company.

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
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-performing assets.  Loans (including impaired loans under the Financial Accounting Standard Board’s Statement of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  We define impaired loans as those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  Impaired loans increased to $21.0 million at June 30, 2008 as compared to $9.3 million at December 31, 2007 due to further downgrades in certain commercial credits and an increase in non-accrual commercial credits.

	June 30, 2008	December 31, 2007
	(In thousands)

Loans on non-accrual status	$21,948	$11,134
Loans past due 90 days or more and still accruing	19	244
Total non-performing loans	21,967	11,378
Other assets owned	568	575
Total non-performing assets	$22,535	$11,953

Non-performing loans to total loans	3.46%	1.79%
Non-performing assets to total loans	3.55	1.88
Allowance as a percent of non-performing loans	31.37	55.51
Allowance as a percent of total loans	1.07	0.99

Index
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income.  Non-interest income increased by 60.9% to $1.7 million and 58.9% to $3.2 million for the three and six months ended June 30, 2008, respectively, compared to $1.1 million and $2.0 million for the three and six months ended June 30, 2007. The increase was primarily due to a gain on the Company’s interest rate swap of $234,000 and a decrease in net cash settlements to the counter-party of $546,000.  At December 31, 2007, the Company determined its documentation supporting its reporting of the interest rate swap as a cash flow hedge was insufficient and began accounting for the interest rate swap as a stand-alone derivative.  The fair value of the interest rate swap was reclassified from other comprehensive income to other non-interest income as of that date.  Also, the Company determined the effect on prior periods of its use of hedge accounting for the outstanding interest rate swap and the swap that matured in June of 2007 was not material and, accordingly, prior periods have not been restated to correct the error.  Therefore, the change in the fair value of the swap for the six months ended June 30, 2008 was reported in non-interest income while being reported as a component of other comprehensive income in the same period in 2007.  Also, in accordance with the Company’s accounting policy, the net cash settlements with the counter-parties to the interest rate swaps have been reported in non-interest income.  The Company reclassified the net cash settlement on the interest rate swaps from interest income to non-interest income for the three and six months end June 30, 2007 for comparative purposes. Net cash settlements to the interest rate swap counter-parties resulted in income of $14,000 and expense of $54,000 for the three and six months ended June 30, 2008, compared to expense of $304,000 and $601,000 for the three and six months ended June 30, 2007 due to a decreases in the prime rate during the first and second quarters of 2008.   Non-interest income for the three and six month periods ending June 30, 2008 was also significantly impacted by a net gain on sales of available for sale securities during the second quarter of 2008 of $291,000.  For the six months ended June 30, 2007, the Company realized a net loss of $8,000.  During the second quarter, the Company was able to sell a portion of its portfolio at a gain and reinvest the proceeds in securities with substantially the same yield and risk profile while extending out slightly further on the yield curve.

Non-interest expense. Non-interest expense decreased to $5.6 million and $10.9 million for the three and six months ended June 30, 2008, respectively, from $5.7 million and $11.0 million from the equivalent period in 2007 due primarily to a decrease in data processing, legal and professional fees, and other expenses offset partially by increases in salaries and benefits and occupancy expenses.  Salaries and employee benefits increased by $191,000 and $361,000 from the three and six month periods ended June 30, 2007, respectively, due to an increase in full time equivalent employees to 241 as of June 30, 2008 from 228 in 2007, an increase in the Company’s insurance costs, and an increase in employee benefits expense which were offset by an increase in deferred loan origination costs.  The expense per full time equivalent employee increased to $12,700 and $25,000 for the three and six months ended June 30, 2008, respectively, from $12,500 and $24,800 for the equivalent period in 2007.  Occupancy expenses were $546,000 and $1.0 million for the three and six months ended June 30, 2008, respectively, as the Company opened a new YCB branch location late in the second quarter of 2007 and entered into a lease for new YCB branch location in first quarter of 2008.  Also impacting 2008 was an increase in common area maintenance expense at the Company’s leased branch locations, an increase in property tax assessments for the Company’s owned branch locations, and certain non-recurring maintenance expenditures.  Data processing expense decreased by $118,000 to $445,000 for the three months ended June 30, 2008 and by $207,000 for the six months period in 2008 due to credits that were granted by YCB’s third party core data processor to its current contract in connection with executing a new contract and upgrading from YCB’s current system.  Legal and professional fees decreased to $116,000 and $141,000 from $283,000 and $542,000 for the three and six months ended June 30, 2008, respectively, as the Company incurred certain consulting expenses in 2007 that were not repeated in 2008.  Other non-interest expenses decreased by 26.2% and 22.0% to $659,000 and $1.3 million for the three and six month periods ended June 30, 2008.  The decrease in other non-interest expenses was attributable to a decrease in charge-offs of customer checking accounts and a reduction in certain third party vendor expenses.

Income tax (benefit) expense.  Income tax (benefit) expense for the three and six months ended June 30, 2008 was $(131,000) and $40,000, respectively, as compared to $280,000 and $574,000 for the equivalent periods in 2007.  The decrease in income tax expense in the second quarter was due to a decrease in taxable income below the level of aggregate tax preference items and fixed tax credits.  Also, during the first quarter of 2008, the Company received notification the Internal Revenue Service had completed their audits of our 2004 and 2005 federal tax returns and had determined adjustments were not required for tax positions taken in those returns and that a refund would be issued for 2006 for $20,000.  Accordingly, the Company reduced its reserve for unrecognized tax benefits by $55,000, reversed its accrual for the associated interest and penalties of $17,000 and recorded a receivable of $20,000 in the first quarter of 2008.  The effect of the aforementioned adjustments was to reduce the Company’s income tax provision and effective tax rate for the six month period in 2008.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2008, we had cash and interest-bearing deposits with banks of $21.6 million and securities available-for-sale with a fair value of $117.2 million.  If we require funds beyond the funds we are able to generate internally, we have $39.2 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $26.0 million and $829,000 of an unused line of credit with a nonaffiliated financial institution.  Subsequent to June 30, 2008, the Company received notification that the advance limit on one of its federal funds lines of credit had been reduced by $9.0 million.  While the Company’s availability under its federal funds lines of credit has been reduced, the Company has access to other sources of liquidity which mitigate the reduction in federal funds availability and provide ample liquidity for ongoing operations.

Index
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of June 30, 2008, Your Community Bank and Scott County State Bank were each in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

June 30, 2008:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	10.8%	9.8%	7.7%
Your Community Bank	11.3%	10.2%	8.3%
Scott County State Bank	14.7%	13.9%	9.0%

Minimum to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2007:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	10.9%	9.9%	8.0%
Your Community Bank	11.2%	10.2%	8.6%
Scott County State Bank	15.9%	15.2%	9.5%

Minimum to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 615,355 shares at an aggregate cost of $10.7 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through June 30, 2008, a net total of $3.0 million had been expended to purchase 137,317 shares under the current repurchase plan.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at June 30, 2008 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up and down at December 31, 2007 and 200 basis points up and 100 basis points down at June 30, 2008 within the model to estimate their combined effects on net interest income over a one-year horizon.  We believe using a decline of 100 basis points for our assumption at June 30, 2008 as opposed to 200 basis points was a more reasonable estimate of potential interest rate movement.  Interest rate movements are spread equally over the forecast period of one year.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of June 30, 2008 our net interest income would decrease by an estimated $19,000 over the one year forecast horizon.  As of December 31, 2007, in the Up 200 Scenario we estimated that net interest income would decrease 0.2%, or $36,000, over a one year forecast horizon ending December 31, 2008.  Given a gradual 100 basis point decrease in the projected yield curve used in the simulation model (Down 100 Scenario), we estimated that as of June 30, 2008 our net interest income would increase by an estimated $9,000, over the one year forecast horizon.  As of December 31, 2007, given a gradual decrease 200 basis point decrease in the projected yield curve, we estimated that net interest income would decrease 0.2%, or $37,000, over a one year forecast horizon ending December 31, 2008. The projected results are within our asset/liability management policy limits which states that the negative impact to net interest income should not exceed 7% in a 100 or 200 basis point decrease in the projected yield curve over a one year forecast horizon.  The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; we can minimize the reduction in net interest income in a period of rising interest rates to the extent that we can curtail raising deposit rates during this period.  We continue to explore transactions and strategies to both increase our net interest income and minimize our interest rate risk.

Index
PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2008 and December 31, 2007, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2008 and ending on June 30, 2009:

	Interest Rate Sensitivity as of June 30, 2008
	Gradual Decrease in Rates of 100 Basis Points	Base	Gradual Increase in Rates of 200 Basis Points
	(In thousands)
Projected interest income:
Loans	$36,500	$37,805	$40,344
Investments	5,853	5,930	6,037
FHLB and FRB stock	432	432	432
Interest-bearing bank deposits	15	21	33
Federal funds sold	265	363	559
Total interest Income	43,065	44,551	47,405

Projected interest expense:
Deposits	11,651	12,589	14,534
Federal funds purchased, line of credit and repurchase agreements	1,270	1,731	2,467
FHLB advances	5,443	5,453	5,474
Other borrowings	126	140	169
Subordinated debentures	765	837	979
Total interest expense	19,255	20,750	23,623
Net interest income	$23,810	$23,801	$23,782

Change from base	$9		$(19)
Percent change from base	0.04%		(0.08)%

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2007 and ending December 31, 2008:

	Interest Rate Sensitivity as of December 31, 2007
	Gradual Decrease in Rates of 200 Basis Points	Base	Gradual Increase in Rates of 200 Basis Points
	(In thousands)
Projected interest income:
Loans	$41,263	$43,909	$46,469
Investments	4,648	4,886	5,027
FHLB and FRB stock	377	377	377
Interest-bearing bank deposits	29	49	68
Federal funds sold	844	1,152	1,433
Total interest income	47,161	50,373	53,374

Projected interest expense:
Deposits	15,079	17,216	19,233
Federal funds purchased, line of credit and repurchase agreements	2,122	2,864	3,589
FHLB advances	5,092	5,216	5,340
Other borrowings	175	204	233
Subordinated debentures	1,041	1,184	1,326
Total interest expense	23,509	26,684	29,721
Net interest income	$23,652	$23,689	$23,653

Change from base	$(37)		$(36)
% Change from base	(0.16)%		(0.15)%

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

Index
PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

There are various claims and lawsuits in which the Company or its subsidiaries are periodically involved, such as claims to enforce liens, foreclosure or condemnation proceedings on properties in which the Banks hold mortgages or security interests, claims involving the making and servicing of real property loans and other issues incidental to the Banks’ business.  In the opinion of management, no material loss is expected from any such pending claims or lawsuits.

The following information reflects developments with respect to certain legal proceedings of the Company that occurred in the second quarter of 2008.  This information should be read together with the Company’s discussion Note 11 “Subsequent Event,” in the notes to the consolidated financial statements in Part I, Item 1 and the Company’s discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

D.F. Crane Construction Corporation (“Crane”) Litigation

On May 21, 2008, the Jefferson Circuit Court (Commonwealth of Kentucky) entered judgment and an order of sale of the property pursuant to a Settlement Agreement (the “Agreement”) entered into by Crane and YCB.  The obligations of the parties under the Agreement were contingent upon entry of the order.  Subsequently, the Company tendered the settlement payment to Crane on July 3, 2008.  The foreclosure proceeding for the property is schedule to occur on September 23, 2008.  The other lien claimant has not protested any of the above actions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of March 31, 2008, the Company could repurchase up to $1.8 million of the Company’s common stock under the current repurchase plan.  The Company did not purchase any of its common stock during the three months ended June 30, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders of the Company was held May 20, 2008.  The following items of business were presented to stockholders:

1)  Three directors were elected as proposed in the Proxy Statement dated April 7, 2008, under the caption “Election of Directors” with votes cast as follows.

	Total Votes For Each Director	Total Votes Withheld For Each Director
Gary L. Libs	3,007,226	6,703
R. Wayne Estopinal	3,008,470	5,459
Kerry M. Stemler	3,007,226	6,703

2) The Audit Committee’s selection and appointment of the accounting firm of Crowe Chizek and Company LLC as independent auditors for the year ending December 31, 2008 was ratified with 3,005,026 votes cast in favor of ratification and 2,157 votes abstaining.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: August 14, 2008	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2008	BY:	/s/ Paul. A. Chrisco
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