Form 10-Q
period 2008-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2008-11-14
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,246,088 shares of common stock were outstanding as of November 6, 2008.

COMMUNITY BANK SHARES OF INDIANA, INC.

INDEX

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$20,485	$14,570
Interest-bearing deposits in other financial institutions	23,699	13,943
Securities available for sale	110,166	99,465
Loans held for sale	413	757
Loans, net of allowance for loan losses of $7,025 and $6,316	635,149	629,732
Federal Home Loan Bank and Federal Reserve stock	8,113	8,096
Accrued interest receivable	3,394	3,537
Premises and equipment, net	15,164	15,147
Cash surrender value of life insurance	17,559	16,911
Goodwill	15,335	15,335
Other intangible assets	2,589	2,899
Other assets	4,966	3,176
Total Assets	$857,032	$823,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$92,922	$79,856
Interest-bearing	504,913	493,490
Total deposits	597,835	573,346
Other borrowings	69,870	72,796
Federal Home Loan Bank advances	106,930	91,376
Subordinated debentures	17,000	17,000
Accrued interest payable	2,042	1,956
Other liabilities	2,108	2,629
Total liabilities	795,785	759,103

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,942 shares issued; 3,246,087 and 3,260,904 outstanding in 2008 and 2007, respectively	386	386
Additional paid-in capital	45,269	45,035
Retained earnings	30,190	29,723
Accumulated other comprehensive loss	(3,885)	(239)
Treasury stock, at cost (2008- 617,855 shares, 2007- 603,038 shares)	(10,713)	(10,440)
Total shareholders’ equity	61,247	64,465
Total Liabilities and Shareholders’ Equity	$857,032	$823,568

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$9,662	$11,738	$29,656	$34,812
Taxable securities	1,268	1,166	3,545	3,622
Tax-exempt securities	201	137	484	398
Federal Home Loan Bank and Federal Reserve dividends	109	87	329	254
Interest-bearing deposits in other financial institutions	40	19	156	97
Interest and dividend income	11,280	13,147	34,170	39,183

Interest expense
Deposits	3,400	4,758	10,535	14,375
Other borrowings	319	703	1,116	2,135
Federal Home Loan Bank advances	1,403	1,499	4,194	4,065
Subordinated debentures	212	328	711	962
Interest expense	5,334	7,288	16,556	21,537
Net interest income	5,946	5,859	17,614	17,646

Provision for loan losses	580	110	3,310	404

Net interest income after provision for loan losses	5,366	5,749	14,304	17,242

Non-interest income
Service charges on deposit accounts	918	815	2,499	2,353
Commission income	48	51	138	124
Net gain (loss) on sales of available for sale securities	72	(20)	363	(28)
Mortgage banking income	40	53	179	178
Increase in cash surrender value of life insurance	185	170	548	507
Change in fair value and cash settlement of interest rate swap	-	(266)	180	(867)
Interchange income	207	178	612	516
Other income	46	120	216	340
Non-interest income	1,516	1,101	4,735	3,123

Non-interest expense
Salaries and employee benefits	3,066	2,919	9,086	8,578
Occupancy	581	420	1,596	1,308
Equipment	400	391	1,117	1,074
Data processing	506	565	1,427	1,693
Marketing and advertising	177	123	558	473
Legal and professional service fees	307	280	849	963
Other expense	703	721	1,970	2,341
Total non-interest expense	5,740	5,419	16,603	16,430
Income before income taxes	1,142	1,431	2,436	3,935

Income tax expense	223	343	263	917

Net Income	$919	$1,088	$2,173	$3,018
Earnings per share:
Basic	$0.28	$0.33	$0.67	$0.90
Diluted	$0.28	$0.33	$0.66	$0.89

Dividends per share	$0.175	$0.175	$0.525	$0.510

Comprehensive income (loss)	$(734)	$2,235	$(1,473)	$3,581
See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2008	3,260,904	$386	$45,035	$29,723	$(239)	$(10,440)	$64,465
Comprehensive income:
Net income	—	—	—	2,173	—	—	2,173
Change in securities available for sale, net of reclassifications and tax effects	—	—	—	—	(3,543)	—	(3,543)
Unrealized loss on pension benefits, net of tax effects	—	—	—	—	(103)	—	(103)
Total comprehensive loss	—	—	—	2,173	(3,646)	—	(1,473)
Cash dividends declared ($0.525 per share)	—	—	—	(1,706)	—	—	(1,706)
Purchase treasury stock	(14,817)	—	—	—	—	(273)	(273)
Stock award expense	—	—	234	—	—	—	234
Balance, September 30, 2008	3,246,087	$386	$45,269	$30,190	$(3,885)	$(10,713)	$61,247

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$2,173	$3,018
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,310	404
Depreciation and amortization	1,371	1,210
Net accretion of securities	(89)	(85)
Net gain (loss) on sales of available for sale securities	(363)	28
Mortgage loans originated for sale	(10,472)	(9,606)
Proceeds from mortgage loan sales	10,963	9,347
Net gain on sales of mortgage loans	(147)	(140)
Increase in cash surrender value of life insurance	(548)	(507)
FHLB stock dividends	(16)	-
Shared based compensation expense	234	86
Net loss on disposition of other real estate	27	48
Net gain on disposition of premises and equipment	(2)	-
Net change in:
Accrued interest receivable	143	(23)
Accrued interest payable	86	(208)
Other assets	52	(265)
Other liabilities	(677)	(857)
Net cash from operating activities	6,045	2,450
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	(9,756)	174
Available for sale securities:
Sales	19,098	3,575
Purchases	(55,411)	(10,925)
Maturities, prepayments and calls	20,694	24,089
Loan originations and payments, net	(8,892)	(22,277)
Proceeds from the sale of other real estate	244	208
Purchases of premises and equipment	(1,148)	(1,459)
Proceeds from the sale of premises and equipment	9	-
Purchase of Federal Reserve and FHLB stock	(1)	(769)
Redemption of FHLB stock	-	62
Investment in cash surrender value of life insurance	(100)	-
Net cash from investing activities	(35,263)	(7,322)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	24,538	4,390
Net change in other borrowings	(2,926)	(28,567)
Proceeds from Federal Home Loan Bank advances	67,000	86,000
Repayment of Federal Home Loan Bank advances	(51,500)	(58,500)
Purchase of treasury stock	(273)	(3,215)
Cash dividends paid	(1,706)	(1,726)
Net cash from financing activities	35,133	(1,618)
Net change in cash and due from financial institutions	5,915	(6,490)
Cash and due from financial institutions at beginning of period	14,570	20,224
Cash and due from financial institutions at end of period	$20,485	$13,734
Supplemental noncash disclosures:
Transfer from loans to foreclosed real estate	$510	$370
Sale and financing of foreclosed real estate	$278	$167

Interest paid	$16,470	$21,329
Income taxes paid	$765	$650

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
September 30, 2008:
Securities available for sale:
State and municipal	$18,637	$51	$(790)
Mortgage-backed	89,868	261	(596)
Corporate bonds, including collateral debt obligations	1,420	-	(4,276)
Mutual funds	241	-	(9)
Total securities available for sale	$110,166	$312	$(5,671)

December 31, 2007:
Securities available for sale:
U.S. Government and federal agency	$6,077	$83	$-
State and municipal	13,312	281	(1)
Mortgage-backed	73,252	519	(568)
Corporate bonds, including collateral debt obligations	6,583	-	(297)
Mutual funds	241	-	(9)
Total securities available for sale	$99,465	$883	$(875)

Securities with unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2008	(In thousands)
State and municipal	$15,136	$(790)	$-	$-	$15,136	(790)
Mortgaged-backed	59,360	(440)	4,600	(156)	63,960	(596)
Corporate bonds, including collateral debt obligations	917	(2,779)	503	(1,497)	1,420	(4,276)
Mutual funds	-	-	241	(9)	241	(9)
Total temporarily impaired	$75,413	$(4,009)	$5,344	$(1,662)	$80,757	$(5,671)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2007	(In thousands)
State and municipal	$886	$(1)	$-	$-	$886	$(1)
Mortgaged-backed	1,796	(1)	39,934	(567)	41,730	(568)
Corporate bonds, including collateral debt obligations	5,589	(290)	995	(7)	6,584	(297)
Mutual funds	-	-	241	(9)	241	(9)
Total temporarily impaired	$8,271	$(292)	$41,170	$(583)	$49,441	$(875)

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

A significant portion of the Company’s unrealized losses at September 30, 2008 were related to six collateralized debt obligations.  The decrease in the fair value of these securities is due primarily to the lack of transactions for these types of securities as market participants are currently unwilling to conduct transactions unless forced to do so.  Management reviewed these securities in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”), which requires the Company to determine whether the fair value of the beneficial interest has declined below the reference amount and if the decline is other than temporary.  If the holder’s determination of the anticipated cash flows that a market participant would use in determining the fair value has adversely changed, an other-than-temporary impairment is considered to have occurred.

Management utilized a discounted cash flow analysis to determine if there was other-than-temporary impairment related to these 6 securities.  The cash flow models were provided by our investment advisors and were used to determine if the anticipated cash flows as of September 30, 2008 were consistent with the anticipated cash flows at the date of purchase.  The cash flow models included assumptions related to prepayments and anticipated deferrals and defaults for the underlying issuers comprising each issuance.  The results of the analysis indicated there had not been an adverse change in the anticipated cash flows for each of the collateralized debt obligations we own.  Furthermore, none of the collateralized debt obligations in our portfolio were downgraded during the period and all are considered investment grade by the rating agencies (Standard & Poor’s and Moody’s).  Management also reviewed other relevant information in our assessment including:  multiple broker quotes, the duration of the unrealized loss, the severity of the decline in fair value, financial information of the underlying issuers within each collateralized debt obligation, and the ability and intent of the Company to hold the security until recovery.   Based on review of the cash analyses and the other factors identified above, management determined the Company’s collateralized debt obligations were not other-than-temporarily impaired and therefore did not recognize a loss into income.

3.   Loans

Loans at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Commercial	$96,296	$88,353
Mortgage loans on real estate:
Residential	179,739	186,831
Commercial	211,938	191,774
Construction	74,300	87,364
Home equity	59,872	60,380
Loans secured by deposit accounts	1,271	1,322
Consumer	18,758	20,024
Subtotal	642,174	636,048
Less:
Allowance for loan losses	(7,025)	(6,316)
Loans, net	$635,149	$629,732

Activity in the allowance for loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Beginning balance	$6,890	$5,707	$6,316	$5,654
Charge-offs	(470)	(163)	(2,691)	(442)
Recoveries	25	101	90	139
Provision for loan losses	580	110	3,310	404

Ending balance	$7,025	$5,755	$7,025	$5,755

	September 30,	December 31,
	2008	2007
Impaired loans	$20,094	$9,295
Amount of the allowance for loan losses allocated	2,159	1,593
Average impaired loans during the period	17,413	4,628
Interest income recognized and received during impairment	21	75

Nonperforming loans:
Loans past due over 90 days still on accrual	-	244
Non-accrual loans	20,074	11,134

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Deposits

Deposits at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(In thousands)

Demand (NOW)	$75,759	$94,939
Money market accounts	106,807	107,880
Savings	30,038	26,971
Individual retirement accounts	28,418	29,298
Certificates of deposit, $100,000 and over	97,144	87,887
Other certificates of deposit	166,747	146,515

Total interest bearing deposits	504,913	493,490

Total non-interest bearing deposits	92,922	79,856

Total deposits	$597,835	$573,346

5.   Earnings Per Share

Earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands, except for share and per share amounts)
Basic:
Net income	$919	$1,088	$2,173	$3,018
Average shares:
Common shares issued	3,863,942	3,863,942	3,863,942	3,863,942
Less: Treasury stock	(615,833)	(556,079)	(613,567)	(490,094)
Average shares outstanding	3,248,109	3,307,863	3,250,375	3,373,848
Net income per common share, basic	$0.28	$0.33	$0.67	$0.90

Diluted:
Net income	$919	$1,088	$2,173	$3,018
Average shares:
Common shares outstanding for basic	3,248,109	3,307,863	3,250,375	3,373,848
Add: Dilutive effect of outstanding options	5,165	20,933	13,934	25,925
Average shares and dilutive potential common shares	3,253,274	3,328,796	3,264,309	3,399,773
Net income per common share, diluted	$0.28	$0.33	$0.66	$0.89

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock options for 249,260 and 240,420 shares of common stock were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2008, respectively, because their effect was antidilutive.  This compares to stock options for 216,350 and 196,950 share of common stock that were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2007, respectively.  Performance units totaling 43,000 were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2008 while 30,500 were excluded for the three and nine months ended September 30, 2007, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

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

Prior to December 31, 2007, the interest rate swap agreement was reported, and had been since inception, as a cash flow hedge as the Company believed the critical terms of the swap agreement matched the critical terms of the variable rate loans and concluded that interest rate swap agreement was an effective cash flow hedge.  At December 31, 2007, the Company determined that accounting for the agreement as a cash flow hedge was in error because a critical term did not match.  The Company did not designate the swap agreement to pools of variable rate loans with like spreads to prime rate, such as prime plus .25%, prime plus .50%, etc., but did so only in total.  Therefore, fluctuations in the fair value of the interest rate swap should have been recorded in other non-interest income instead of in other comprehensive income.  The Company determined the effect on prior periods of its use of hedge accounting for the interest rate swap agreement was not material and, accordingly, did not restate prior period financial statements to correct the error.  At year end 2007, the Company did record the fair value through earnings.  The change in the fair value of the interest rate swap and the net cash settlements were reported in non-interest income in 2008 while being reported in other comprehensive income and non-interest income (reclassified from interest income from previously issued financial statements) in 2007.  During the three and nine months ended September 30, 2008, we recognized expense of $0 and $54,000 on the net settlements on our interest rate swaps, respectively.  During the three and nine months ended September 30, 2007, we recognized expense of $266,000 and $867,000, respectively.  The fair value of the swap as of December 31, 2007 was a liability $234,000 and was included in other liabilities.

7.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 217,550 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2008 and December 31, 2007 was $81,000 and $275,000, respectively. There was $146,000 and $277,000 in total compensation cost related to unvested options not recognized at September 30, 2008 and December 31, 2007, respectively, with a weighted-average period of 1.4 and 1.9 years over which the cost is expected to be recognized as of September 30, 2008 and December 31, 2007, respectively.  The Company recognized $25,000 and $114,000 in expense for stock options for the three and nine months ended September 30, 2008, respectively, and $47,000 and $119,000 in expense during the three and nine months ended September 30, 2007, respectively.  During the nine months ended September 30, 2008, no options were granted and 37,070 options were forfeited.

We may grant performance unit awards to employees for up to 275,000 shares of common stock.  The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date.  We granted 22,500 performance units during the first quarter of 2008. The fair value of the performance units granted in the first quarter of 2008 was calculated based on the Company’s stock price at the date of issuance.  We recognized $18,000 and $51,000 in expense for performance unit awards for the three and nine months ended September 30, 2008, respectively.  We did not grant performance units for the three and nine months ended September 30, 2007 and recognized $0 and reversed $33,000 of previously recognized expense for performance unit awards for the three and nine months ended September 30, 2007.  During the first quarter of 2008, we granted 20,000 restricted stock awards to employees which had an aggregate fair value of $374,000 at the date of grant and vest in the first quarter of 2011.  The fair value of restricted stock awards was calculated based on the Company’s stock price at the date of issuance.  For the three and nine months end September 30, 2008, we recognized $31,000 and $84,000 in expense for restricted stock awards, respectively.

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Unrealized holding gains (losses) on available for sale securities	$(2,349)	$1,278	$(5,004)	$120
Less reclassification adjustments for (gains) losses recognized in income	(72)	20	(363)	28
Net unrealized gains (losses) on securities available for sale, net of reclassifications	(2,421)	1,298	(5,367)	148

Unrealized holding gains on interest rate swaps	-	174	-	3
Amounts reclassified to interest income	-	266	-	867
Net unrealized gain on interest rate swaps, net of reclassifications	-	440	-	870

Change in minimum pension liability	-	-	-	2

Unrealized loss on pension benefits	(77)	-	(157)	-

Other comprehensive income before tax effects	(2,498)	1,738	(5,524)	1,020
Tax effect	845	(591)	1,878	(457)

Other comprehensive income (loss)	$(1,653)	$1,147	$(3,646)	$563

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

Securities:  The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. These valuation methods are classified as Level 2 in the fair value hierarchy.  The fair values of certain of our collateralized debt obligations are determined by capital market traders of our bond accountant using a base discount margin driven by current market fundamentals adjusted for characteristics unique to each security and the security’s discounted projected cash flows.  If the inputs used to provide the evaluation are “unobservable” and/or there is very little, if any, market activity for the security or similar securities, the securities are classified as Level 3

Impaired Loans:  Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of the carrying amount of the loan or the fair value of the underlying collateral.  The fair value of real estate is primarily determined based on appraisals by qualified licensed appraisers.  The appraisals are discounted to reflect management’s estimate of the fair value of the collateral given the current circumstances and condition of the collateral.  Impaired loans are evaluated quarterly for additional impairment.  Fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008, Using
	Assets at Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Available for sale securities	$110,166	$—	$108,746	$1,420

The rollforward of activity for the Company’s significant unobservable inputs (Level 3) is as follows:

Nine Months Ended September 30, 2008
(in thousands)

Balance, beginning of period	$—
Transfer into level 3	5,189
Net unrealized loss	(3,621)
Principal paydowns	(148)
Balance, end of period	$1,420

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements at September 30, 2008, Using
	Assets at Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Impaired loans	$15,413	$—	$—	$15,413

The Company measures for impairment using the fair value of the collateral for collateral-dependent loans.  The Company’s impaired loans totaled $20.1 million as of September 30, 2008, which included collateral-dependent loans with a carrying value of $15.4 million.  As of September 30, 2008, the Company’s collateral dependent loans had a valuation allowance of $2.1 million, resulting in an additional provision for loan losses of $1.3 million during the nine months ended September 30, 2008.

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

In October, 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset with the market for that financial asset is not active.

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

In March 2008, the FASB issued Statement No. 161 – Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. FASB No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The adoption of SFAS No. 161 will not have an impact on the Company’s consolidated financial statements.

Note 11. Subsequent Event

On November 14th, 2008, the Company received notification that five of its six collateralized debt obligations in its investment portfolio had been downgraded by Moody’s.  The five investments, including current and previous ratings are as follows:

	Moody’s Rating at September 30, 2008	Moody’s Rating at November 14, 2008	Unrealized loss at September 30, 2008
			(In thousands)
Pretsl IV	A3	Ba3	$ (186)
Pretsl IV	A3	Ba3	(29)
Pretsl V	Aa3	Ba1	(180)
Pretsl XII	A2	B3	(1,222)
Pretsl XII	A2	B3	(1,162)
			$ (2,779)

The Company is in the process of assessing these securities for other-than-temporary impairment based on the recent downgrades and an evaluation of the anticipated cash flows for each security.  The downgrades were primarily a result of a change in the anticipated defaults and deferrals of the underlying issuers from updated fourth quarter evaluations.  Management will evaluate the increased default and deferral assumptions in updating the anticipated cash flows in addition to all other relevant information.

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

Financial Condition

Total assets increased to $857.0 million at September 30, 2008 from $823.6 million as of December 31, 2007 primarily from an increase in interest bearing deposits in other financial institutions of $9.8 million and an increase in securities available for sale of $10.7 million.  The increase was funded through a net inflow in total deposits of $24.5 million and an increase in Federal Home Loan Bank advances of $15.6 million.  During the third quarter of 2008, the Company aggressively marketed and priced its interest bearing deposit products in an effort to increase liquidity.  Total deposits increased to $597.8 million at September 30, 2008 from $573.3 million as of December 31, 2007 as interest-bearing deposits increased by $11.4 million and non-interest bearing deposits increased by $13.1 million.  The growth in the Company’s deposits was achieved through the marketing and pricing of certain interest bearing deposits previously mentioned, but also due to new customers seeking to diversify their deposits from other financial institutions.

Net loans increased by 0.9% to $635.1 million as of September 30, 2008 from $629.7 million at December 31, 2007.  Most of the growth in the Company’s loan portfolio was concentrated in commercial and commercial real estate loans which grew a combined $28.1 million from December 31, 2007, while the Company’s construction loans secured by real estate decreased by $13.1 million.  Management is seeking to reduce its exposure to construction real estate given the weak local market for developers and diversify into other commercial loan types.

Securities available for sale increased from December 31, 2007 by $10.7 million to $110.2 million as of September 30, 2008 primarily due to purchases of $55.4 million, offset by maturities, prepayments and calls of $20.7 million, sales of $19.1 million, and a decrease in the fair value of the portfolio of $5.4 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.  As discussed in Note 2 of the financial statements, the Company has experienced a significant decline in the fair value of the collateralized debt obligations (“CDO’s) within its portfolio during 2008 of approximately $3.6 million.

FHLB advances increased to $106.9 million while other borrowings decreased to $69.9 million at September 30, 2008 from $91.4 million and $72.8 million at December 31, 2007, respectively.  The proceeds from the increase in FHLB advances was utilized to offset the decrease in total deposits, fund loan growth, and purchase available for sale securities.

Index
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net Income.  Net income was $919,000 for the three months ended September 30, 2008 compared to $1.1 million for the same period in 2007.  Basic and diluted earnings per share decreased to $0.28 per share for the third quarter of 2008 from $0.33 for basic and diluted earnings per share for 2007.  The decrease in net income and basic and diluted earnings per share for the third quarter in 2008 was due to increases in the provision for loan losses and non-interest expenses, offset by increases in net interest income and non-interest income and a decrease in income tax expense.  The annualized return on average assets and average shareholders’ equity were 0.43% and 5.86% for the three months ended September 30, 2008, respectively, compared to 0.53% and 6.75% for the equivalent periods in 2007.

Net income decreased to $2.2 million for the nine months ended September 30, 2008 from $3.0 million for the same period in 2007.  Basic and diluted earnings per share were $0.67 and $0.66 per share, respectively, for 2008 as compared to $0.90 and $0.89, respectively, for 2007.  The decrease in net income for the nine month period was the result of a significant increase in the provision for loan losses, offset by an increase in non-interest income and a decrease in income tax expense.  The annualized return on average assets and average shareholders’ equity were 0.35% and 4.53% for the nine month period ended September 30, 2008, respectively, compared to 0.50% and 6.25% for 2007.

Net interest income.  Net interest income for the three and nine months ended September 30, 2008 increased by $87,000 and decreased by $32,000 to $5.9 million and $17.6 million, respectively, from $5.9 million and $17.6 million for the equivalent periods in 2007.  The Company’s net interest margin on a taxable equivalent basis decreased to 3.09% and 3.12% for the three and nine months ended September 30, 2008, respectively, from 3.13% and 3.19%, respectively, for the same periods in 2007.  The increase in net interest income for the three months ended September 30, 2008 as compared to same period on 2007 was due to an increase in average earning assets, primarily from loans, and a larger decrease in the cost of interest bearing liabilities as compared to the yield on interest earning assets.  The net interest margin on a taxable equivalent basis for the third quarter of 2008 decreased as compared to 2007 as average interest bearing assets increased by $28.6 million.  Net interest income and net interest margin on a taxable equivalent basis for the nine months ended September 30, 2008 both decreased primarily due to the reversal of previously recognized interest income on loans placed on non-accrual during the period, mostly in the first six months of 2008.  Average earning assets increased by $18.1 million to $765.7 million for the nine months ended September 30, 2008 from $747.6 million for the equivalent period in 2007.

The cost of interest-bearing liabilities continues to be significantly affected by the $67.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to us, and are on average higher than current alternative costs of funds.  If the FHLB puts an advance back to us, we can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter).  We estimate the three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on the majority of the individual advances.  We use FHLB advances for both short- and long-term funding.  The balances reported at September 30, 2008 and December 31, 2007 are comprised of long-term and short-term advances.

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$9,264	$40	1.72%	$2,400	$19	3.14%
Taxable securities	101,916	1,268	4.95	96,499	1,166	4.79
Tax-exempt securities	18,390	305	6.60	11,620	208	7.09
Total loans and fees (1) (2)	642,099	9,662	5.99	632,553	11,738	7.36
FHLB and Federal Reserve stock	8,107	109	5.35	8,125	87	4.25
Total earning assets	779,776	11,384	5.81	751,197	13,218	6.98

Less: Allowance for loan losses	(6,931)			(5,770)
Non-earning assets:
Cash and due from banks	27,871			17,889
Bank premises and equipment, net	15,157			15,492
Other assets	39,314			40,474
Total assets	$855,187			$819,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$210,464	$703	1.33%	$223,326	$1,532	2.72%
Time deposits	281,448	2,697	3.81	263,130	3,226	4.86
Other borrowings	72,301	319	1.76	61,115	703	4.56
FHLB advances	107,228	1,403	5.21	102,674	1,499	5.79
Subordinated debentures	17,000	212	4.96	17,000	328	7.65
Total interest-bearing liabilities	688,441	5,334	3.08	667,245	7,288	4.33

Non-interest bearing liabilities:
Non-interest demand deposits	101,041			82,013
Accrued interest payable and other liabilities	3,270			6,060
Stockholders’ equity	62,435			63,964
Total liabilities and stockholders’ equity	$855,187			$819,282

Net interest income (taxable equivalent basis)		$6,050			$5,930
Less: taxable equivalent adjustment		(104)			(71)
Net interest income		$5,946			$5,859
Net interest spread			2.73%			2.65%
Net interest margin			3.09			3.13

(1)
The amount of direct loan origination cost included in interest on loans was $105 for the three months ended September 30, 2008. The amount of fee income included in interest on loans was $58 for the three months ended September 30, 2007.

(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$9,401	$156	2.22%	$4,007	$97	3.24%
Taxable securities	93,760	3,545	5.05	101,569	3,622	4.77
Tax-exempt securities	15,131	733	6.47	11,110	603	7.26
Total loans and fees (1) (2)	639,355	29,656	6.20	623,004	34,812	7.47
FHLB and Federal Reserve stock	8,102	329	5.42	7,871	254	4.31
Total earning assets	765,749	34,419	6.00	747,561	39,388	7.04

Less: Allowance for loan losses	(6,674)			(5,678)
Non-earning assets:
Cash and due from banks	22,772			17,380
Bank premises and equipment, net	15,147			15,315
Other assets	42,136			40,387
Total assets	$839,130			$814,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$213,597	$2,377	1.49%	$214,164	$4,301	2.69%
Time deposits	268,086	8,158	4.06	277,959	10,074	4.85
Other borrowings	72,060	1,116	2.07	61,023	2,135	4.68
FHLB advances	105,754	4,194	5.30	92,393	4,065	5.88
Subordinated debentures	17,000	711	5.59	17,000	962	7.57
Total interest-bearing liabilities	676,497	16,556	3.27	662,539	21,537	4.35

Non-interest bearing liabilities:
Non-interest demand deposits	94,116			80,200
Accrued interest payable and other liabilities	4,025			7,221
Stockholders’ equity	64,492			65,005
Total liabilities and stockholders’ equity	$839,130			$814,965

Net interest income (taxable equivalent basis)		$17,863			$17,851
Less: taxable equivalent adjustment		(249)			(205)
Net interest income		$17,614			$17,646
Net interest spread			2.73%			2.69%
Net interest margin			3.12			3.19

1)
The amount of direct loan origination cost included in interest on loans was $271 for the nine months ended September 30, 2008. The amount of fee income included in interest on loans was $653 for the nine months ended September 30, 2007.

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

	Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007 Increase/(Decrease) Due to			Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits with banks	$21	$33	$(12)	$59	$97	$(38)
Taxable securities	102	67	35	(77)	(288)	211
Tax-exempt securities	64	75	(11)	86	132	(46)
Total loans and fees	(2,076)	175	(2,251)	(5,156)	893	(6,049)
FHLB and Federal Reserve stock	22	-	22	75	8	67
Total increase (decrease) in interest income	(1,867)	350	(2,217)	(5,013)	842	(5,855)
Interest expense:
Savings and other	(829)	(84)	(745)	(1,924)	(11)	(1,913)
Time Deposits	(529)	213	(742)	(1,916)	(347)	(1,569)
Other borrowings	(384)	111	(495)	(1,019)	333	(1,352)
FHLB advances	(96)	64	(160)	129	553	(424)
Subordinated debentures	(116)	-	(116)	(251)	-	(251)
Total increase (decrease) in interest expense	(1,954)	304	(2,258)	(4,981)	528	(5,509)
Increase (decrease) in net interest income	$87	$46	$41	$(32)	$314	$(346)

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

Summary of Loan Loss Experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
Activity for the period ended:	2008	2007	2008	2007
	(In thousands)
Beginning balance	$6,890	$5,707	$6,316	$5,654
Charge-offs:
Residential real estate	(55)	(21)	(220)	(86)
Commercial real estate	-	—	(146)	(44)
Construction	(140)	—	(618)	—
Commercial business	(66)	(125)	(961)	(125)
Home equity	(87)	—	(404)	(94)
Consumer	(122)	(17)	(342)	(93)
Total	(470)	(163)	(2,691)	(442)

Recoveries:
Residential real estate	1	5	1	13
Commercial real estate	1	57	3	61
Construction	—	—	—	—
Commercial business	2	33	6	38
Home equity	—	—	4	—
Consumer	21	6	76	27
Total	25	101	90	139
Net loan charge-offs	(445)	(62)	(2,601)	(303)
Provision for loan losses	580	110	3,310	404

Ending balance	$7,025	$5,755	$7,025	$5,755

Provision for loan losses increased to $580,000 and $3.3 million for the three and nine months ended September 30, 2008 compared to $110,000 and $404,000 for the equivalent periods in 2007.  Net charge-offs during the three and nine months ended September 30, 2008 were $445,000 and $2.6 million, respectively, an increase from $62,000 and $303,000 for same periods in 2007.  The increase in the provision for loan losses for the third quarter was due to deterioration in the underlying credits on certain loans during the quarter, an increase in classified credits, and an increase in management’s allocation for environmental factors.  The aforementioned resulted in an increase in the allowance for loan losses as a percentage of loans to 1.09% as of September 30, 2008 from 1.07% as of June 30, 2008 and from 0.91% as of September 30, 2007.   The increase in the provision for loan losses for the nine month period in 2008 was attributable to a significant increase during the period in the amount and severity in the Company’s classified credits, which increased to $53.5 million as of September 30, 2008 from $29.4 million at December 31, 2007, and a further deterioration in the underlying collateral values of certain credits.  The Company continues to see weakness in its construction and commercial real estate loan portfolios and has provided for the probable incurred losses in those portfolios accordingly.  The increase in net charge-offs during the three and nine months ended September 30, 2008 was due to the Company’s determination that a portion of the balance of certain collateral dependent loans was uncollectible.  Generally, the charge-offs were necessary to write-down these loans to the anticipated collateral liquidation value, less costs to sell.  The majority of loans charged-off had been identified by management previously and had amounts allocated for a substantial portion of the actual incurred losses.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of September 30, 2008, management has reserved for probable incurred losses within the loan portfolio based on information currently available to the Company.

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

Non-performing assets.  Loans (including impaired loans under the Financial Accounting Standard Board’s Statement of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  We define impaired loans as those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  Impaired loans increased to $20.1 million at September 30, 2008 as compared to $9.3 million at December 31, 2007 due to further downgrades in certain commercial credits and an increase in non-accrual commercial credits.

	September 30, 2008	December 31, 2007
	(In thousands)

Loans on non-accrual status	$20,074	$11,134
Loans past due 90 days or more and still accruing	-	244
Total non-performing loans	20,074	11,378
Other real estate owned	560	575
Total non-performing assets	$20,634	$11,953

Non-performing loans to total loans	3.13%	1.79%
Non-performing assets to total loans	3.21	1.88
Allowance as a percent of non-performing loans	35.00	55.51
Allowance as a percent of total loans	1.09	0.99

Non-interest income.  Non-interest income increased by 37.7% to $1.5 million and 51.6% to $4.7 million for the three and nine months ended September 30, 2008, respectively, compared to $1.1 million and $3.1 million for the three and nine months ended September 30, 2007. The increase for both the three and nine months was primarily due to a gain on the Company’s interest rate swap and a decrease in net cash settlements to the counter-party.  At December 31, 2007, the Company determined its documentation supporting its reporting of the interest rate swap as a cash flow hedge was insufficient and began accounting for the interest rate swap as a stand-alone derivative.  The fair value of the interest rate swap was reclassified from other comprehensive income to other non-interest income as of that date.  Also, the Company determined the effect on prior periods of its use of hedge accounting for the outstanding interest rate swap and the swap that matured in June of 2007 was not material and, accordingly, prior periods have not been restated to correct the error.  Therefore, the change in the fair value of the swap for the nine months ended September 30, 2008 was reported in non-interest income while being reported as a component of other comprehensive income in the same period in 2007.  Also, in accordance with the Company’s accounting policy, the net cash settlements with the counter-parties to the interest rate swaps have been reported in non-interest income.  The Company reclassified the net cash settlement on the interest rate swaps from interest income to non-interest income for the three and nine months end September 30, 2007 for comparative purposes. Net cash settlements to the interest rate swap counter-parties resulted in expense of $0 and $54,000 for the three and nine months ended September 30, 2008, respectively, compared to expense of $266,000 and $867,000 for the three and nine months ended September 30, 2007 due to a decreases in the prime rate during the first six months of 2008.   Service charges on deposit accounts increased to $918,000 and $2.5 million for the three and nine month periods ending September 30, 2008, respectively, from $815,000 and $2.4 million from the equivalent periods in 2007 as the Company introduced new deposit products during 2008 and also increased the collection percentage of non-sufficient funds fees.  Non-interest income for the three and nine month periods ending September 30, 2008 was also significantly impacted by net gains on sales of available for sale securities during the second and third quarters of 2008.  The Company realized net gains on sales of available for sale securities of $72,000 and $363,000 during the three and nine months ended September 30, 2008 compared to net losses of $20,000 and $28,000 for the same periods in 2007.  During the second and third quarters, the Company was able to sell a portion of its portfolio at a gain and reinvest the proceeds in securities with substantially the same yield and risk profile while extending out slightly further on the yield curve.  Other income decreased by 61.7% and 36.5% for three and nine months in 2008 to $46,000 and $216,000, respectively, due to a decrease in fee income from the processing of customer’s debit and credit card transactions.

Non-interest expense. Non-interest expense increased to $5.7 million and $16.6 million for the three and nine months ended September 30, 2008, respectively, from $5.4 million and $16.4 million from the equivalent period in 2007 due primarily to increases in salaries and employee benefits, occupancy expense, and marketing and advertising expense, offset by decreases in data processing, legal and professional fees (for the nine month period only), and other expenses.  Salaries and employee benefits increased by $147,000 and $508,000 from the three and nine month periods ended September 30, 2007, respectively, due to an increase in full time equivalent employees to 237 as of September 30, 2008 from 221 in 2007, an increase in the Company’s insurance costs, and an increase in employee benefits expense, offset by an increase in deferred loan origination costs.  The expense per full time equivalent employee decreased to $12,900 and $38,300 for the three and nine months ended September 30, 2008, respectively, from $13,200 and $38,800 for the equivalent period in 2007.  Occupancy expenses were $581,000 and $1.6 million for the three and nine months ended September 30, 2008, respectively, as the Company opened a new YCB branch location late in the second quarter of 2007 and entered into a lease for new YCB branch location in first quarter of 2008.  Also impacting 2008 was an increase in common area maintenance expense at the Company’s leased branch locations, an increase in property tax assessments for the Company’s owned branch locations, and certain non-recurring maintenance expenditures.  Data processing expense decreased by $59,000 to $506,000 for the three months ended September 30, 2008 and by $266,000 for the nine month period in 2008 due to repricing of service fees that was negotiated with YCB’s third party core data processor to its current contract in connection with executing a new contract and upgrading from YCB’s current system.  Marketing and advertising expense was $177,000 and $558,000 for the three and nine months ended September 30, 2008, an increase of $54,000 and $85,000 from the equivalent periods on 2007 which was attributable to expenses incurred for a new branding campaign and the opening of a new branch location.  Legal and professional fees increased to $307,000 and decreased to $849,000 from $280,000 and $963,000 for the three and nine months ended September 30, 2008, respectively.  The increase in legal and professional fees for the first nine months of 2008 as compared to 2007 was due to certain consulting expenses incurred during the first two quarters in 2007 that were not repeated in 2008.  Other non-interest expenses decreased by 2.5% and 15.9% to $703,000 and $2.0 million for the three and nine month periods ended September 30, 2008.  The decrease in other non-interest expenses for the nine month period was attributable to a decrease in charge-offs of customer checking accounts and a reduction in certain third party vendor expenses.

Income tax expense.  Income tax expense for the three and nine months ended September 30, 2008 was $223,000 and $263,000, respectively, as compared to $343,000 and $917,000 for the equivalent periods in 2007.  The decrease in income tax expense in the third quarter was due to a decrease in taxable income which did not fully offset the level of aggregate tax preference items and fixed tax credits.  Also, during the first quarter of 2008, the Company received notification the Internal Revenue Service had completed their audits of our 2004 and 2005 federal tax returns and had determined adjustments were not required for tax positions taken in those returns and that a refund would be issued for 2006 for $20,000.  Accordingly, the Company reduced its reserve for unrecognized tax benefits by $55,000, reversed its accrual for the associated interest and penalties of $17,000 and recorded a receivable of $20,000 in the first quarter of 2008.  The effect of the aforementioned adjustments was to reduce the Company’s income tax provision and effective tax rate for the nine month period in 2008.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At September 30, 2008, we had cash and interest-bearing deposits with banks of $44.2 million and securities available-for-sale with a fair value of $110.2 million.  If we require funds beyond the funds we are able to generate internally, we have $39.2 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $36.6 million and $829,000 of an unused line of credit with a nonaffiliated financial institution.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of September 30, 2008, Your Community Bank and Scott County State Bank were each in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

September 30, 2008:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	10.8%	9.8%	7.7%
Your Community Bank	11.6%	10.5%	8.4%
Scott County State Bank	13.8%	13.0%	9.4%

Minimum to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2007:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	10.9%	9.9%	8.0%
Your Community Bank	11.2%	10.2%	8.6%
Scott County State Bank	15.9%	15.2%	9.5%

Minimum to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 617,855 shares at an aggregate cost of $10.7 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through September 30, 2008, a net total of $1.5 million had been expended to purchase 75,908 shares under the current repurchase plan.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at September 30, 2008 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up and down at December 31, 2007 and 200 basis points up and 100 basis points down at September 30, 2008 within the model to estimate their combined effects on net interest income over a one-year horizon.  We believe using a decline of 100 basis points for our assumption at September 30, 2008 as opposed to 200 basis points was a more reasonable estimate of potential interest rate movement.  Interest rate movements are spread equally over the forecast period of one year.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of September 30, 2008 our net interest income would increase by an estimated 1.2%, or $266,000, over the one year forecast horizon.  As of December 31, 2007, in the Up 200 Scenario we estimated that net interest income would decrease 0.2%, or $36,000, over a one year forecast horizon ending December 31, 2008.  Given a gradual 100 basis point decrease in the projected yield curve used in the simulation model (Down 100 Scenario), we estimated that as of September 30, 2008 our net interest income would decrease by an estimated 0.7%, or $147,000, over the one year forecast horizon.  As of December 31, 2007, given a gradual decrease 200 basis point decrease in the projected yield curve, we estimated that net interest income would decrease 0.2%, or $37,000, over a one year forecast horizon ending December 31, 2008.
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

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of September 30, 2008 and ending on September 30, 2009:

	Interest Rate Sensitivity as of September 30, 2008
	Gradual Decrease in Rates of 100 Basis Points	Base	Gradual Increase in Rates of 200 Basis Points
	(In thousands)
Projected interest income:
Loans	$34,760	$35,595	$37,532
Investments	5,403	5,502	5,621
FHLB and FRB stock	433	433	433
Interest-bearing bank deposits	99	140	223
Federal funds sold	731	1,199	2,057
Total interest Income	41,426	42,869	45,866

Projected interest expense:
Deposits	11,538	12,445	14,517
Federal funds purchased, line of credit and Repurchase agreements.	1,047	1,359	1,863
FHLB advances	5,303	5,309	5,321
Subordinated debentures	968	1,039	1,182
Total interest expense	18,856	20,152	22,883
Net interest income	$22,570	$22,717	$22,983

Change from base	$(147)		$266
Percent change from base	(0.65)%		1.17%

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

The following information reflects developments with respect to certain legal proceedings of the Company that occurred in the second and third quarters of 2008.  This information should be read together with the Company’s discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

D.F. Crane Construction Corporation (“Crane”) Litigation –

On May 21, 2008, the Jefferson Circuit Court (Commonwealth of Kentucky) entered judgment and an order of sale of the property pursuant to a Settlement Agreement (the “Agreement”) entered into by Crane and YCB.  The obligations of the parties under the Agreement were contingent upon entry of the order resolving all claims against YCB.  Subsequently, the Company tendered the settlement payment to Crane on July 3, 2008.  The foreclosure sale took place on September 23, 2008 and YCB was the high bidder for the sum of $1,500,000.  YCB has moved the court to confirm the sale which motion is still pending before the court.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common shares during the three months ended September 30, 2008 are presented in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (000’s omitted)
July 1 – July 31	—	$—	—	$3,558
August 1 – August 31	2,500	14.60	2,500	3,522
September 1 – September 30	—	—	—	3,522

Total	2,500	$14.60	2,500	$3,522

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of September 30, 2008, the Company could repurchase up to $3.5 million of the Company’s common stock under the current repurchase plan.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: November 14, 2008	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2008	BY:	/s/ Paul. A. Chrisco
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