Form 10-K
period 2008-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2009-03-31
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the Fiscal Year Ended December 31, 2008
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

Large accelerated filer __ Accelerated filer __ Non-accelerated filer X_ Smaller reporting company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES _ NO X_

As of June 30, 2008, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $44,717,422 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.  Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 2009, there were issued and outstanding 3,251,437 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2009 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

In June 2004 and June 2006, the Company completed placements of floating rate subordinated debentures through two trusts formed by the Company, Community Bank Shares (IN) Statutory Trust I and Trust II (“Trusts”).  Because the Trusts are not consolidated with the Company, pursuant to FASB Interpretation No. 46R, the Company’s financial statements reflect the subordinated debt issued by the Company to the Trusts.

The Company had total assets of $877.4 million, total deposits of $603.2 million, and stockholders' equity of $62.6 million as of December 31, 2008. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

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

Index
Lending Activities

Commercial Business Loans. The Company originates non-real estate related business loans to local businesses and professional organizations.  This type of commercial loan has been offered at both variable rates and fixed rates and can be unsecured or secured by general business assets such as equipment, accounts receivable or inventory.  Such loans generally have shorter terms and higher interest rates than commercial real estate loans. However, commercial business loans also involve a higher level of credit risk because of the type and nature of the collateral.

Commercial Real Estate Loans.  The Company's commercial real estate loans are secured by improved property such as offices, small business facilities, apartment buildings, nursing homes, warehouses and other non-residential buildings, most of which are located in the Company's primary market area and some of which are to be used or occupied by the borrowers. Commercial real estate loans have been offered at adjustable interest rates and at fixed rates with balloon provisions at the end of the term financing. The Company continues to originate commercial real estate loans, commercial real estate construction and development loans and land loans.  Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentrations of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Company has sought to increase its origination of multi-family residential or commercial real estate loans over the last few years and has attempted to protect itself against the increased credit risk associated with these loans through its underwriting standards and ongoing monitoring processes.

Residential Real Estate Loans. The Company originates one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company's market area.  While the Company currently sells a portion of its residential real estate loans into the secondary market, the Company does originate and retain a significant amount of these loans in its own portfolio.  The majority of the Company's residential mortgage loans consist of loans secured by owner-occupied, single family residences.  The Company currently offers residential mortgage loans for terms up to thirty years, with adjustable (“ARM”) or fixed interest rates. Origination of fixed-rate mortgage loans versus ARM loans is monitored continuously and is affected significantly by the level of market interest rates, customer preference, and loan products offered by the Company's competitors. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans and/or fixed rate mortgage loans with balloon payment features.

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

Index

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

Construction Loans. The Company originates loans to finance the construction of owner-occupied residential property. The Company makes construction loans to private individuals for the purpose of constructing a personal residence or to local real estate builders and developers. Construction loans generally are made with either adjustable or fixed-rate terms, typically up to 12 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans at the end of the construction period or to be terminated upon receipt of permanent financing from another financial institution.

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

Index

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

Commercial loans are underwritten by the commercial loan officer who makes the initial contact with the customer applying for credit. The underwriting of these loans is reviewed after the fact by the Risk Management area for compliance with the Company's general underwriting standards. A loan exceeding the authority of the underwriting loan officer requires the approval of other officers of the Banks based upon individual lending authorities, the Executive Committee, or the Board of Directors of the Banks, depending on the loan amount.

Loan Commitments. The Company issues loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made with specified terms and conditions for periods of thirty days for commercial real estate loans and sixty days for residential real estate loans.

Employees

As of December 31, 2008, the Company employed 253 employees, 230 full-time and 23 part-time.  None of these employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

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

The Company’s primary market areas consist of Floyd, Clark, and Scott counties in Southern Indiana and Jefferson and Nelson counties in Kentucky.  These are four (excluding Scott County) of the thirteen counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of 1.2 million.  The aggregate population of Floyd, Clark, and Scott counties is approximately 202,000 while the populations of Jefferson and Nelson Counties are approximately 709,000 and 43,000, respectively. The Company's headquarters are located in New Albany, Indiana, a city of 37,000 located approximately three miles from the center of Louisville.

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

Index

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

As state-chartered commercial banks, the Company’s subsidiary banks are subject to examination, supervision and extensive regulation by the Federal Deposit Insurance Corporation (“FDIC”), the Indiana Department of Financial Institutions (“DFI”) and (with respect to YCB and its branch offices located in Kentucky) the Kentucky Office of Financial Institutions (“KOFI). The Banks are members of and own stock in the Federal Home Loan Bank (“FHLB”) of Indianapolis and Cincinnati. The FHLB institutions located in Indianapolis and Cincinnati are two of the twelve regional banks in the FHLB system. The Banks are also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Banks are subject is intended primarily for the protection of the Company’s customers and depositors, and not its shareholders.

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

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than ten percent stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (15% of the Bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2008 the Banks were in compliance with the above restrictions.

Index

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

Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately-capitalized and may require an adequately-capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2008, the Company and the Banks were deemed well-capitalized for purposes of the above regulations.

Federal Home Loan Bank System. The Banks are members of the FHLB of Indianapolis and Cincinnati.  The FHLB of Indianapolis and Cincinnati are two of the 12 regional FHLB's that, prior to the enactment of FIRREA, were regulated by the Federal Home Loan Bank Board (FHLBB). FIRREA separated the home financing credit function of the FHLB's from the regulatory functions of the FHLB's regarding savings institutions and their insured deposits by transferring oversight over the FHLB's from the FHLBB to a new federal agency, the Federal Home Financing Board ("FHFB").  On July 30, 2008, the Federal Housing Finance Agency (“FHFA”) was created due to the enactment of the Housing and Economic Recovery Act of 2008.  The Act empowered the FHFA with the powers to oversee and regulate Fannie Mae, Freddie Mac, and the FHLBs.

As members of the FHLB system, the Banks are required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2008, $7.6 million of FHLB stock was outstanding for the Banks, which were in compliance with this requirement. In past years, the Banks have received dividends on its FHLB stock.

Index

Insurance of Accounts. Prior to October 2, 2008, the Banks’ deposits were insured up to $100,000 per insured member (as defined by law and regulation).  Effective October 3, 2008, the basic limit on federal deposit insurance coverage was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts—except for certain retirement accounts—will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, was increased permanently to $250,000 per depositor in 2006. This insurance is backed by the full faith and credit of the United States Government.  Certain deposits assumed by YCB upon the merger of Heritage Bank of Southern Indiana into YCB in 2002 (which are insured by the Bank Insurance Fund (BIF)), are insured by the Savings Association Insurance Fund (SAIF).  The SAIF and the BIF are both administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk-related premium system. Each insured institution is assigned to one of three capital groups: well-capitalized, adequately-capitalized or undercapitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution's primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the four risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well-capitalized, subgroup "A" category institutions are assessed the lowest insurance rate, while institutions assigned to the undercapitalized subgroup "C" category are assessed the highest insurance rate.  As of December 31, 2008, SCSB was assigned to the well-capitalized, subgroup "A" category and paid an annual insurance rate of 5.5 cents per $100 of deposits while YCB was assigned to the well-capitalized, subgroup “B” category and paid an annual insurance rate of 10.0 cents per $100 of deposits.  In the fourth quarter of 2008, the Company received notification that FDIC was modifying its risk based assessment to incorporate additional risk-based adjustments for unsecured and secured borrowings and for institutions categorized in risk categories II, III, and IV, an adjustment for brokered deposits beginning with assessment period starting on April 1, 2009.  The FDIC also announced that, beginning April 1, 2009, the base assessment rate would increase for all risk categories before application of the risk-based adjustments.  Additionally, the FDIC announced a uniform 7 basis point increase to the base assessment rate (before risk-based adjustments) for the assessment period beginning on January 1, 2009.  Subsequent to year-end, the Banks received notification the FDIC was imposing a one-time special assessment of 20 basis points on June 30, 2009 and payable on September 30, 2009.   There has been continued debate about the amount of the assessment subsequent to its announcement with the possibility existing that the assessment may be lowered.  The effect of these changes by the FDIC will result in a significant increase in the Company’s FDIC assessment expense for 2009.  If the one time special assessment passes, the Company estimates these changes will result in an increase in FDIC assessment expense of $2.0 million in 2009 as compared to 2008 based on the current risk ratings of the Banks and their deposit bases as of December 31, 2008.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Cash on hand or on deposit with the Federal Reserve Bank of $1.4 million was required to meet regulatory reserve and clearing requirements at year-end 2008 and 2007.  In October 2008, the Federal Reserve began paying interest on these balances.  Banks are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

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

Index

Management has evaluated its tax positions in association with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return effective for its fiscal year beginning January 1, 2007.  The adoption of FIN 48 did not have a material effect upon adoption.  As of December 31, 2007, the Company’s 2004 and 2005 federal tax returns were being audited by the Internal Revenue Service (“IRS”).  In 2008, the Company was notified by the IRS that the examinations were complete and that there would be no adjustments made for 2004 and 2005 and a refund would be issued for 2006 for $20,000.  Accordingly, the Company reduced its reserve for unrecognized tax benefits in 2008 by $55,000.

Indiana Taxation. The Company is subject to an income tax imposed by the State of Indiana.  The tax is imposed at the rate of 8.5 percent of the Company's adjusted gross income. In computing adjusted gross income, no deductions are allowed for municipal interest and U.S. Government interest.  In 2000, the Indiana financial institution tax law was amended to treat resident financial institutions the same as nonresident financial institutions by providing for apportionment of Indiana income based on receipts in Indiana. This revision allowed for the exclusion of receipts from out of state sources and federal government and agency obligations.

Currently, income from YCB’s subsidiaries CBSI Holdings, Inc., CBSI Investments, Inc. and CBSI Investment Portfolio Management, LLC is not subject to the Indiana income tax.

The Company’s December 31, 2004, 2003, and 2002 Indiana state income tax returns were audited in 2006.  The Indiana Department of Revenue concluded that no adjustments were necessary as a result of their audits.

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

Recent legislation affecting the Company. In response to recent market and economic conditions, the United States government, particularly the U.S. Department of the Treasury (the “U.S. Treasury”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), have taken a variety of extraordinary measures designed to provide fiscal stimulus, restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. In particular on October 3, 2008 and February 17, 2009, the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), respectively, were signed into law.

Index

Other programs and actions taken include (1) the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds, which is designed to guarantee the share price of eligible money market funds that apply to the program and pay a fee to participate, (2) the Federal Reserve Bank of New York’s Money Market Investor Funding Facility (the “MMIFF”), which is designed to provide liquidity to U.S. money market investors, (3) the Federal Reserve’s Commercial Paper Funding Facility, which is designed to provide liquidity to term funding markets by providing a liquidity backstop to U.S. issuers of commercial paper, (4) the Federal Reserve’s Asset Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (the “AML Facility”), which is designed to provide liquidity to money market mutual funds under certain conditions by providing funding to U.S. depository institutions and bank holding companies secured by high-quality asset-backed commercial paper they purchased from those money market mutual funds, (5) the FDIC’s Temporary Liquidity Guarantee Program (the “TLG Program”), which enables the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts, (6) the Federal Reserve’s Primary Dealer Credit Facility (the “PDCF”), which is designed to foster the financial markets generally, was modified to expand the eligible collateral to include any collateral eligible for tri-party repurchase agreements, (7) the Federal Reserve’s Term Securities Lending Facility (the “TSLF”), which is designed to promote liquidity in the financial markets for treasuries and other collateral, was expanded to (a) include all investment-grade debt securities as eligible collateral for schedule 2 auctions and (b) increase the frequency of schedule 2 auctions, (8) the Federal Reserve’s adoption of an interim rule that provides an exemption, until January 30, 2009, to the Federal Reserve Act to allow insured depository institutions to provide liquidity to their affiliates for assets typically funded in the tri-party repurchase agreement market, (9) the Federal Reserve’s Term Auction Facility (the “TAF”), which is designed to allow financial institutions to borrow funds at a rate that is below the discount rate, (10) the Federal Reserve’s Term Asset-Backed Securities Loan Facility (the “TALF”), which is designed to assist in the credit markets in accommodating the credit needs of consumers and small businesses by facilitating the issuance of asset-backed securities and improving the conditions for asset-backed securities more generally, (11) the Federal Reserve’s announcement that it will purchase up to $600 billion of direct obligations of housing-related government–sponsored enterprises (“GSEs”) and mortgage-backed securities of GSEs, (12) the U.S. Treasury’s Financial Stability Plan, which involves (a) the creation of a public-private investment fund of up to $1 trillion, (b) the expansion of the TALF program up to $1 trillion under the consumer and business lending initiative, and (c) the creation of a financial stability trust for bank investment and additional transparency, and (13) President Obama’s Home Owner Affordability and Stability Plan, which is intended to (a) provide refinancing assistance for responsible homeowners suffering from falling home prices, (b) a comprehensive $75 billion homeowner stability initiative, and (c) strengthen confidence in the GSEs. The Company is currently participating in certain of these programs and may become a future participant in others of these programs, or additional new programs established by the U.S. government.

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

Index

Industry Risk Factors

Economic Conditions.  Our earnings are affected by the general economic conditions in the United States, and to a lesser extent, general international economic conditions.  Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008.  The United States is currently in a recession.  The housing market is in decline reflected by falling home prices and increases in foreclosures.  Unemployment has increased.  These factors have affected the performance of mortgage loans and resulted in financial institutions, including government-sponsored entities, in making significant write-downs of asset values of mortgage-backed securities, credit default swaps and other derivative and cash securities.  Some financial institutions have failed.  Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity.  Consumer confidence regarding the economy is low and the financial markets reflect this lack of confidence.  This recession has adversely affected our business, financial condition, results of operations, liquidity and access to capital and credit.  We do not expect significant improvement in the economy in the near future, and future declines in the economy will likely make the credit market crisis worse.

Recent Regulations Regarding U.S. Financial System.  In response to the economic downturn and financial crisis, the U.S. government has enacted legislation by passing the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”) followed by the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).  These Acts have enabled the U.S. Treasury, the FDIC and the Federal Reserve Board to develop programs, such as the TARP Capital Purchase Program, the Financial Stability Plan and the foreclosure prevention program, to improve funding to consumers, increase interbank lending and reduce home foreclosures.  The U.S. government continues to closely evaluate the economy, the effect of its legislation and resulting programs and initiatives on the economy.  We expect that the U.S. government will continue to refine these programs and develop new programs.  We do not know whether these Acts and programs will positively affect the economy, help stabilize the financial markets and increase the availability of credit.  Our business, financial condition, results of operations, liquidity and access to capital and credit will likely be negatively affected If the economy worsens or the financial markets do not stabilize.

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

Index

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

Index

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

Index

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

Our FDIC Insurance Assessment could significantly increase.  On  February  27,  2009,  the  FDIC approved an interim rule to institute a one-time  special  emergency  assessment  of  20 cents per $100 in domestic deposits  on  June  30,  2009,  to  be  collected by September 30, 2009, to restore the Deposit Insurance Fund (“DIF”) reserves depleted by recent bank failures.  The interim rule also permits the FDIC to impose an additional special emergency assessment after June 30, 2009 of up-to-10 basis points, if necessary. The FDIC also adopted amendments to its restoration plan for the DIF.  The amendments changes to the risk-based assessment system and set assessment rates to require most banks to initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.  The amendments also change the assessment system include higher rates  for  institutions  that  rely  significantly on secured liabilities, which  may  increase  the  FDIC’s  loss  in  the  event  of failure without providing  additional  assessment  revenue. Assessments will also be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Based on our budgeted deposit levels, the final approval of this interim rule and the increase of the quarterly assessments would impact the Company by increasing FDIC Insurance Assessment expense by approximately $2.0 million. Our projection will vary to the extent actual deposit levels fluctuate compared to budget.  There has been continued debate about the amount of the assessment subsequent to it its announcement with the possibility existing that the assessment may be lowered.  Should the assessment be lowered, our estimate of the increase in FDIC assessment expense for 2009 will be lowered as well.

Other-than-temporary impairment.  Our investment portfolio has approximately $3.0 million of unrealized losses as of December 31, 2008.  While we have evaluated each security with an unrealized loss for other-than-temporary impairment under the applicable accounting guidance and concluded that an impairment loss should not be recorded, we cannot assure you that we will not need to record an impairment loss in the future.  Should there be deterioration in the credit quality and/or the severity and length of the underlying unrealized losses in our portfolio in the future, we may be required to record an impairment charge that could significantly impact our earnings and capital ratios.

Index

Goodwill impairment.  We currently have $15.3 million of goodwill reported as an asset on our balance sheet associated with our acquisition of SCSB for which we are required to at least annually to evaluate for impairment.  We have determined that our goodwill is not impaired and have not recorded a charge through earnings.  We cannot assure you that we will not need to record a goodwill impairment charge in the future if market conditions do not improve and our stock price does not increase.  Also, if the Company’s profitability does not improve, our stock price may decline further which may lead to an increase in the possibility of a goodwill impairment charge.  Should we have to record a goodwill impairment charge in the future, our earnings could possibly be significantly impacted.

Item 1B.  Unresolved Staff Comments

This item of Form 10-K is inapplicable to the Company inasmuch as it is not an accelerated filer or large accelerated filer, nor is it a well-known seasoned issuer.  Moreover, the Company has received no written communication from the staff of the SEC regarding its periodic or current reporting under the Exchange Act.

Index

Item 2.  Properties

The Company conducts its business through its corporate headquarters located in New Albany, Indiana.  YCB operates a main office and eleven branch offices in Clark and Floyd Counties, Indiana, and six branch offices in Jefferson and Nelson Counties, Kentucky. SCSB operates a main office and three branch offices in Scott County, Indiana.  The following table sets forth certain information concerning the main offices and each branch office at December 31, 2008. The Company’s aggregate net book value of premises and equipment was $15.1 million at December 31, 2008.

Location	Year Opened	Owned or Leased
Your Community Bank:
101 West Spring Street - Main Office	1937	Owned
New Albany, IN 47150

401 East Spring Street - Drive Thru for Main Office	2001	Owned
New Albany, IN 47150

2626 Charlestown Road	1995	Owned
New Albany, IN 47150

4328 Charlestown Road	2004	Leased
New Albany, IN 47150

480 New Albany Plaza	1974	Leased
New Albany, IN 47130

901 East Highway 131	1981	Owned
Clarksville, IN 47130

701 Highlander Point Drive	1990	Owned
Floyds Knobs, IN 47119

102 Heritage Square	1992	Owned
Sellersburg, IN 47172

201 W. Court Avenue	1996	Owned
Jeffersonville, IN 4710

5112 Highway 62	1997	Owned
Jeffersonville, IN 47130

2917 E. 10th Street	2007	Leased
Jeffersonville, IN 47130

2910 Grantline Road	2002	Leased
New Albany, IN 47150

400 Blankenbaker Parkway, Suite 100	2002	Leased
Louisville, KY 40243

106A West John Rowan Boulevard. - Main Office	1997	Leased
Bardstown, KY 40004

119 East Stephen Foster Avenue	1972	Owned
Bardstown, KY 40004

7101 Cedar Springs	2002	Leased
Louisville, KY 40291

4510 Shelbyville Road	2003	Leased
Louisville, KY 40207

13205 Magisterial Drive	2006	Leased
Louisville, KY 40223

471 West Main Street	2008	Leased
Louisville, KY 40202

The Scott County State Bank:
136 West McClain Avenue - Main Office	1890	Owned
Scottsburg, IN 47170

125 West Wardell - Drive Thru	1981	Owned
Scottsburg, IN 47170

1050 North Gardner	1974	Owned
Scottsburg, IN 47170

57 North Michael Drive	1998	Owned
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

YCB made loans to borrower MW Development Services, LLC (“Borrower”) beginning in September, 2004, guaranteed by the borrower’s two principals.  The loans were to enable the borrower to purchase real estate and develop it for sale as residential subdivision lots.  The loans are secured by first and second mortgage liens in favor of YCB on the real property.  The borrower defaulted on the loans and in July 2005 D.F. Crane Construction Corp. (“Crane”) filed a foreclosure action on its mechanic’s lien in the Jefferson Circuit Court (Commonwealth of Kentucky) naming the borrower and YCB defendants, among others.  YCB, borrower and guarantors asserted claims against each other, which were settled by agreement in 2006.  Crane subsequently sought to subordinate YCB’s mortgages to its lien claim but during 2008 YCB and Crane settled Crane’s claims and those of the contractors claiming through it.

The Court entered a judgment and an order of sale in favor of YCB, which was the successful bidder at the September 23, 2008 foreclosure sale, purchasing the real property with a credit bid of $1,500,000.  YCB has moved the Court to confirm the Master Commissioner's September 26, 2008 Report of Sale and to direct the Master Commissioner to deliver a deed conveying title to it.  The Court has referred this motion to the Master Commissioner's Office and YCB and the Master Commissioner are in the process finalizing the deed conveying the real property to YCB.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

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

2008				2007
QUARTER ENDED	HIGH	LOW	DIVIDEND	QUARTER ENDED	HIGH	LOW	DIVIDEND
March 31	$20.50	$17.75	$0.175	March 31	$22.99	$21.44	$0.160
June 30	20.00	15.16	0.175	June 30	21.85	19.74	0.175
September 30	17.06	11.05	0.175	September 30	21.45	19.25	0.175
December 31	15.50	10.37	0.175	December 31	21.35	17.30	0.175

Holders
As of March 19, 2009 there were 870 holders of the Company’s common stock.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	277,595	(1)	$20.56	450,450	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	277,595	(1)	$20.56	450,450	(2)

(1) Of the shares reflected, 262,970 shares have been granted under the Company’s Stock Award Plan and 22,500 performance units have been granted under the Company’s Performance Units Plan of which 14,625, or 65%, will be paid in shares (see Note 11 of the Company’s consolidated financial statements for further information on the Company’s Performance Units Plan).  The awards under the Company’s Performance Units Plan have been excluded from the weighted-average exercise price column.
(2) Of the shares reflected, 197,550 shares are available to be awarded under the Company’s Stock Award Plan and 252,900 shares are available to be awarded under the Company’s Performance Units Plan.

Index

Performance Graph

The following performance graph and included data shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed soliciting material or subject to Regulation 14A of the Exchange Act or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

The graph compares the performance of Community Bank Shares of Indiana, Inc. common stock to the Russell 2000 index and the SNL Bank $500 MM - $1 B Bank index for the Company’s last five fiscal years.  The graph assumes the value of the investment in Company common stock and in each index was $100 at December 31, 2003 and that all dividends were reinvested.

Total Return Performance
Index Value
160
140
120
100
80
60
40
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
Community Bank Shares of Indiana, Inc.
Russell 2000
SNL Bank $500M-$1B

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Community Bank Shares of Indiana, Inc.	100.00	108.82	118.94	120.77	98.63	68.08
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL Bank $500M-$1B Index	100.00	113.32	118.18	134.41	107.71	69.02

Index

Item 6.  Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial information from 2004 through 2008.  This information should be read in conjunction with the Consolidated Financial Statements and the related Notes.  Factors affecting the comparability of certain indicated periods are discussed in "Management’s Discussion And Analysis Of Financial Condition And Results Of Operations."  For analytical purposes, net interest margin is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004
Income Statement Data:
Interest income	$44,907	$51,776	$47,094	$35,220	$27,009
Interest expense	21,453	28,395	25,995	17,344	12,796
Net interest income	23,454	23,381	21,099	17,876	14,213
Provision for loan losses	6,857	1,296	262	1,750	1,105
Non-interest income	6,087	4,127	3,733	4,703	4,048
Non-interest expense	22,554	21,804	19,116	16,155	13,903
Income before taxes	130	4,408	5,454	4,674	3,253
Net income	821	3,503	4,111	3,749	2,588

Balance Sheet Data:
Total assets	$877,363	$823,568	$816,633	$665,008	$590,066
Total securities	121,659	99,465	121,311	98,835	90,152
Total loans, net	623,103	629,732	607,932	512,448	450,676
Allowance for loan losses	9,478	6,316	5,654	5,920	4,523
Total deposits	603,185	573,346	549,918	464,836	411,306
Other borrowings	78,983	72,796	84,335	47,735	43,629
FHLB advances	111,943	91,376	92,756	98,000	82,000
Subordinated debenture	17,000	17,000	17,000	7,000	7,000
Total shareholders’ equity	62,599	64,465	65,541	42,775	42,781

Per Share Data:
Basic earnings per share	$0.25	$1.05	$1.36	$1.43	$0.98
Diluted earnings per share	0.25	1.04	1.35	1.41	0.97
Book value	19.31	19.77	19.06	16.42	16.27
Cash dividends per share	0.700	0.685	0.640	0.580	0.540

Performance Ratios:
Return on average assets	0.10%	0.43%	0.55%	0.59%	0.47%
Return on average equity	1.29	5.39	7.73	8.68	6.10
Net interest margin	3.09	3.16	3.04	3.00	2.74
Efficiency ratio	76.35	79.26	76.98	71.55	76.13

Asset Quality Ratios:
Non-performing assets to total loans	3.45%	1.88%	0.98%	1.08%	0.37%
Net loan charge-offs to average loans	0.58	0.10	0.22	0.07	0.15
Allowance for loan losses to total loans	1.50	0.99	0.92	1.14	0.99
Allowance for loan losses to non-performing loans	46	56	102	108	285

Capital Ratios:
Leverage ratio	7.6%	8.0%	8.1%	8.0%	8.7%
Average stockholders’ equity to average total assets	7.6	8.0	7.1	6.8	7.7
Tier 1 risk-based capital ratio	9.5	9.9	10.5	9.5	10.4
Total risk-based capital ratio	10.7	10.9	11.4	10.5	11.3
Dividend payout ratio	277.2	65.6	46.7	40.5	54.8

Other Key Data:
End-of-period full-time equivalent employees	238	232	224	182	169
Number of bank offices	23	22	21	16	16

Index

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results of Operations

Overview

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiaries, the Banks, at December 31, 2008 and 2007, and the consolidated results of operations for each of the years in the three year period ended December 31, 2008.  The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

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

The operating results of the Company depend primarily upon the Banks’ net interest income, which is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities.  Interest-earning assets principally consist of loans, taxable and tax-exempt securities, and FHLB stock.  Interest-bearing liabilities principally include deposits, retail repurchase agreements, federal funds purchased, and advances from the FHLB Indianapolis and Cincinnati.  The net income of the Banks is also affected by 1) provision for loan losses, 2) non-interest income (including mortgage banking income, net gains on sales of securities, deposit account service charges and commission-based income on non-deposit investment products), 3) non-interest expenses (including compensation and benefits, occupancy, equipment, data processing expenses, marketing and advertising, and other expenses, such as audit, postage, printing, and telephone expenses), and 4) income tax expense.

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

Index

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, valuation of goodwill and other intangible assets, fair value of investment securities and deferred tax assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated fair value of collateral securing the loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under "Asset Quality" below.

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, amounts of allowances are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Company evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other loans not subject to allowance allocations. These historical loss rates may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and the Company's internal credit examiners.

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the allowance of $9.5 million was adequate to address probable incurred credit losses associated with the loan portfolio at December 31, 2008.

Index

Goodwill and Other Intangible Assets

The Company has a recorded balance of $15.3 million of goodwill and $2.5 million of other intangible assets at December 31, 2008 in association with its acquisition of SCSB in 2006.  The Company is required to perform an assessment of goodwill and other intangible assets to determine potential impairment at least annually.  Also, management, on an on-going basis, informally reviews and analyzes certain transactions or events that may indicate potential impairment of goodwill and other intangible assets throughout the year.  The analysis and determination of potential impairment and the identification of relevant factors and events indicating potential impairment require a high degree of judgment from management.  The Company performed a formal assessment of goodwill and other intangible assets in the 4th quarter of the 2008 utilizing the Company’s results of operations through September 30, 2008 which indicated that goodwill and intangible assets were not impaired.  Due to the continued decline in the Company’s stock price during the 4th quarter of 2008 and the 1st quarter of 2009 and the results of operations for the 4th quarter of 2008 the Company performed another formal impairment assessment in the 1st quarter of 2009.  The second assessment utilized the Company’s results of operations through December 31, 2008.  For purposes of assessing impairment, the Company contracted a third party consulting firm to assess the fair value of the Company, as the market capitalization of the Company was below the book value of equity for most of 2008.  The impairment analyses utilized several different approaches and significant assumptions to establish the fair value of the Company including:  the long and short term earnings potential of the Company, recent mergers and acquisitions in the Company’s geographical region, asset valuations, and potential overhead reduction available to an acquirer.  In evaluating these factors, the third party consultants relied on management’s representations in providing relevant estimates and the budgeted 2009 earnings.  The consultants also considered the thinly traded volume of the Company’s stock in determining the fair value.  Based on the result of the assessment, the Company determined that goodwill was not impaired as of December 31, 2008.  No other events were identified in 2008 which caused us to believe that goodwill or intangible assets were impaired.

Fair Value of Investment Securities

The Company had six trust preferred securities in its investment portfolio as of December 31, 2008 with a combined book value of $5.7 million and a fair value of $3.3 million as of the same date.  During 2008, the market for these types of securities effectively froze as market participants were unwilling to conduct transactions unless forced to do so.  As a result, the fair value of these securities deteriorated significantly during 2008.  Given the market conditions, management changed the valuation source for these types of securities which are provided by a third party to the Company.  The fair value of these securities is an estimate which is more difficult to determine due to the current market volatility and illiquidity.  The new valuation utilizes discounted cash flow models to value the securities utilizing significant unobservable inputs as defined by FSP SFAS 157-3.  In management’s estimate, the new valuation method provided a more relevant and accurate representation of the fair value of these securities as of December 31, 2008.  Management evaluated the trust preferred securities for other-than-temporary impairment under FSP EITF 99-20-1 and determined that unrealized losses on these securities should not be recorded in 2008 earnings.

Deferred Tax Assets

The Company has a net deferred tax asset of approximately $1.5 million. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2008, a valuation allowance of $806,000 has been established against the outstanding deferred tax asset. Note 12 to the Consolidated Financial Statements describes the net deferred tax asset. The deferred tax asset will be utilized as the Company is profitable or as the Company carries back tax losses to periods in which it paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

Index

Highlights

The Company’s net income decreased to $821,000 for the year ended December 31, 2008 from $3.5 million for 2007, or 76.6%.  The decrease in net income was due to a significant increase in the Company’s provision for loan losses of $5.6 million to $6.9 million for 2008 compared to $1.3 million in 2007 as the Company’s loan portfolio experienced a significant increase in past due loans, further weakening of collateral securing certain commercial credits, and continued weakness in the Company’s local market for commercial construction and development loans.  Net income for 2008 was also negatively impacted by an increase in non-interest expense of $750,000, or 3.4%.  The increases in provision for loan losses and non-interest expense were partially offset by an increase in non-interest income from 2007 of $2.0 million and a decrease in provision for income taxes of $1.6 million.  The Company’s book value per share decreased to $19.31 per share at December 31, 2008 from $19.77 at December 31, 2007.

The following table summarizes selected financial information regarding the Company's financial performance:

Table 1 – Summary

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2008	2007	2006
Net income	$821	$3,503	$4,111
Basic earnings per share	0.25	1.05	1.36
Diluted earnings per share	0.25	1.04	1.35
Return on average assets	0.10%	0.43%	0.55%
Return on average equity	1.29	5.39	7.73

The Company’s total assets increased to $877.4 million at December 31, 2008 from $823.6 million at December 31, 2007 primarily due to an increase in interest-bearing deposits in other financial institutions of $31.8 million, an increase in securities available for sale of $22.2 million, and an increase in cash and due from financial institutions of $5.2 million, offset by a decrease in net loans of $6.6 million.  Total deposits increased by $29.8 million to $603.2 million at December 31, 2008 with $12.6 million of the increase attributable to non-interest bearing deposits.  Other borrowings and FHLB advances increased by $6.2 million and $20.6 million, respectively, to $79.0 million and $111.9 million as of December 31, 2008.  Total shareholders’ equity decreased by $1.9 million to $62.6 million at December 31, 2008 as the Company declared and paid dividends that were in excess of net income by $1.5 million in 2008.

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

In 2008, net interest income increased by $73,000 to $23.5 million for the year ended December 31, 2008 from $23.4 million for the equivalent period in 2007 while the net interest margin on a taxable equivalent basis decreased to 3.09% for 2008 compared to 3.16% for 2007.  The decrease in net interest margin was the result of the Federal Open Market Committee’s dramatic reduction in the federal funds rate throughout 2008.  As a result, the Company’s yield on interest bearing assets decreased by 109 basis points to 5.87% for 2008 compared to 6.96% in 2007, with most of the decrease attributable to a decrease in the yield on the Company’s loan portfolio.  The cost on interest bearing liabilities also decreased in 2008 from 4.29% for the year ended December 31, 2007 to 3.15% for the same period in 2008.  Most of the decrease in the cost of interest-bearing deposits was due to decreases in the cost of savings and other deposit accounts of 130 basis points, other borrowings of 245 basis points, and subordinated debentures of 223 basis points.

Index

Average interest earning assets increased to $770.6 million for the year ended December 31, 2008 from $748.1 million for the equivalent period in 2007 as most of the increase was attributable to increases in interest-bearing deposits in other financial institutions and loans.  The effect of the increase in interest-bearing deposits in other financial institutions was to decrease the yield on average interest earning assets as those deposits primarily consisted of federal funds sold and other short-term deposits that had an average yield of 1.99% in 2008.  The yield on the Company’s loan portfolio decreased to 6.07% in 2008 from 7.35% in 2007, or 128 basis points.  A large portion of the Company’s loan portfolio is variable and tied to the prime rate which decreased throughout 2008 in conjunction with the decrease in the federal funds rate to a historically low level.  Offsetting the decrease in loan and interest-bearing deposits in other financial institutions yields, was an increase in the yield on taxable securities to 5.07% in 2008 from 4.79% in 2007.  Management attributes the increase in yield to maturities of lower yielding U.S. Government securities that were replaced with higher yielding mortgage backed securities.

Average interest bearing liabilities increased to $680.0 million for 2008 from $662.4 million for 2007 due to increases in the average balances of other borrowings and FHLB advances.  The reduction in the cost of interest bearing liabilities was affected by the aforementioned decrease in the federal funds rate as management aggressively lowered rates on the Company’s deposit offerings throughout 2008 in an effort to substantially match the decrease.  As a result, the cost of savings and other was reduced to 1.30% in 2008 from 2.60% in 2007 and time deposits decreased to 3.94% in 2008 from 4.83% in 2007.  As time deposits mature, management plans to price them accordingly and anticipates a further reduction in the cost over 2009.  The cost of other borrowings decreased to 1.98% for 2008 from 4.43% in 2007, or 245 basis points due primarily to a reduction in rates of the Company’s repurchase agreements which had carried a weighted average interest rate of 3.36% at December 31, 2007 compared to a weighted average rate of 0.42% at December 31, 2008.

Net interest income increased by $2.3 million, or 10.8%, to $23.4 million for the twelve months ended December 31, 2007 from $21.1 million for the same period in 2006 due primarily to the acquisition of SCSB on July 1, 2006.  Net interest margin on a taxable equivalent basis increased by 12 bps to 3.16% for the year ended 2007 as compared to 3.04% for the same period in 2006.  The increase in net interest margin was driven primarily by an increase in the yield on interest earning assets, which increased by 22 bps to 6.96% on a fully taxable equivalent basis for the year ended December 31, 2007 from 6.74% for the year ended December 31, 2006.  Most of the increase in yield on interest earning assets was due to the increase in yield on the Company’s loan portfolio.  The cost on interest bearing liabilities increased by 17 bps to 4.29% for the twelve months ended 2007 from 4.12% for the same period in 2006 due to an increase in the average rate on time deposits.

Average interest earning assets increased by 6.5% from $702.2 million for 2006 to $748.1 million for 2007.  The increase in interest earning assets was primarily due to an increase in average loans of $50.9 million as a result of the acquisition of SCSB on July 1, 2006 and an increase in the Company’s loan portfolio during 2007 of $22.5 million.  The yield on the Company’s loan portfolio increased to 7.35% for the twelve months ended 2007 from 7.19% for the same period in 2006.  Management attributes the increase in loan yield to a continued focus on enhancing the net interest margin through profitable growth in the Company’s loan portfolio and an emphasis on increasing current and existing customer profitability through evaluation of the entire relationship, including deposits.  The yield on average earning assets was also impacted by an increase in the yield on taxable securities of 29 bps from 4.50% for the year ended 2006 to 4.79% in 2007.  The increase in the yield on taxable securities was due to maturities and sales of lower yielding U.S Government and federal agency securities during the year.  Offsetting the increase in yield on interest earning assets was a decrease in the fully taxable equivalent yield of tax-exempt securities to 6.69% for the year ended December 31, 2007 from 7.51% for the year ended December 31, 2006.  Management attributes the decrease to maturities of higher yielding tax-exempt securities replaced with lower yielding tax-exempt securities.

Index

In 2007, average interest bearing liabilities increased by 5.0% to $662.4 million from $630.7 million in 2006.  The increase in average interest bearing liabilities was primarily due to an increase in time deposits which increased to $273.1 million for the year ended December 31, 2007 from $249.0 million for the year ended December 31, 2006 with the average rate increasing to 4.83% from 4.36% over the same period.  The increase in the average rate of time deposits was the result of management’s efforts to maintain and increase the Company’s deposit base in a competitive local market.  The Company was able to decrease its cost on other borrowings to 4.43% for the twelve months ended in 2007 from 4.76% for the same period in 2006 by obtaining a $9.8 million structured repurchase agreement entered into in the fourth quarter of 2007 that had a yield of 2.79% at December 31, 2007.  Also contributing to the reduction in the average rate of other borrowings was a decrease in the average rate paid on the Company’s repurchase agreements from 4.84% for 2006 to 3.36% for 2007 and a decrease in the federal funds rate of 100 bps during 2007.  The increase in the net interest margin on a fully taxable equivalent basis in 2007 was further enhanced by an increase in average non-interest bearing deposits of $18.7 million, or 30.1%, to $80.8 million for 2007 from $62.1 million for 2006 due to the acquisition of SCSB on July 1, 2006 and a focused effort to increase non-interest bearing deposits through employee incentives, increased deposit product offerings including remote deposit capture and lockbox, and cross-selling of current and prospective loan customers.

Index

Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2006 through 2008.

Table 2 - Average Balance Sheets and Rates for Years Ended 2008, 2007 and 2006

For analytical purposes, net interest margin and net interest spread are adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	2008			2007			2006
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$12,122	$241	1.99%	$4,279	$144	3.37%	$4,365	$132	3.02%
Taxable securities	94,667	4,798	5.07	98,342	4,711	4.79	105,287	4,738	4.50
Tax-exempt securities	16,350	1,056	6.46	11,546	773	6.69	9,419	708	7.51
Total loans and fees (1)(2)	639,275	38,833	6.07	625,972	46,030	7.35	575,100	41,360	7.19
FHLB and Federal Reserve stock	8,141	338	4.15	7,928	381	4.81	8,028	397	4.95
Total earning assets	770,555	45,266	5.87	748,067	52,039	6.96	702,199	47,335	6.74

Non-interest earning assets:
Less: Allowance for loan losses	(6,763)			(5,684)			(5,823)
Non-earning assets:
Cash and due from banks	24,924			17,047			15,759
Bank premises and equipment, net	15,160			15,320			13,827
Other assets	40,266			40,440			22,505
Total assets	$844,142			$815,190			$748,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Savings and other	$212,475	$2,771	1.30%	$214,683	$5,582	2.60%	$218,981	$6,071	2.77%
Time deposits	272,847	10,758	3.94	273,078	13,201	4.83	249,036	10,862	4.36
Other borrowings	70,691	1,403	1.98	63,713	2,824	4.43	64,153	3,054	4.76
FHLB advances	106,969	5,605	5.24	93,889	5,492	5.85	86,024	5,066	5.89
Subordinated debenture	17,000	916	5.39	17,000	1,296	7.62	12,479	942	7.55
Total interest bearing liabilities	679,982	21,453	3.15	662,363	28,395	4.29	630,673	25,995	4.12

Non-interest bearing liabilities:
Non-interest bearing deposits	97,726			80,782			62,079
Other liabilities	2,633			7,048			2,507
Shareholders’ equity	63,801			64,997			53,208
Total liabilities and shareholders’ equity	$844,142			$815,190			$748,467

Net interest income (taxable equivalent basis)		23,813			23,644			21,340
Less: taxable equivalent adjustment		(359)			(263)			(241)
Net interest income		23,454			23,381			21,099
Net interest spread			2.72%			2.67%			2.62%
Net interest margin			3.09%			3.16%			3.04%

(1)   The amount of direct loan origination cost included in interest on loans was $412 for the year ended December 31, 2008. The amount of fee income included in interest on loans was $566 and $697 for the years ended December 31, 2007 and 2006, respectively.
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

Table 3 - Volume/Rate Variance Analysis

	Year Ended December 31,2008 compared to Year Ended December 31, 2007			Year Ended December 31,2007 compared to Year Ended December 31, 2006
	INCREASE/(DECREASE) Due to			INCREASE/(DECREASE) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
Interest income:
Interest-bearing deposits with banks	$97	176	(79)	$12	(3)	15
Taxable securities	87	(180)	267	(27)	(323)	296
Tax-exempt securities	187	205	(18)	43	98	(55)
Total loans and fees	(7,197)	960	(8,157)	4,670	3,724	946
FHLB and Federal Reserve stock	(43)	10	(53)	(16)	(5)	(11)
Total increase (decrease) in interest income	(6,869)	1,171	(8,040)	4,682	3,491	1,191

Interest expense:
Savings and other	(2,811)	(57)	(2,754)	(489)	(117)	(372)
Time deposits	(2,443)	(11)	(2,432)	2,339	1,102	1,237
Other borrowings	(1,421)	281	(1,702)	(230)	(21)	(209)
FHLB advances	113	719	(606)	426	460	(34)
Subordinated debenture	(380)	-	(380)	354	345	9
Total increase (decrease) in interest expense	(6,942)	932	(7,874)	2,400	1,769	631
Increase (decrease) in net interest income	$73	$239	$(166)	$2,282	$1,722	$560

Non-interest Income

Non-interest income was $6.1 million for 2008, $4.1 million for 2007, and $3.7 million for 2006.  For the year ended December 31, 2008, non-interest income increased 47.5% as compared to 2007 due to an increase in service charges on deposit accounts of $169,000, a net gain on sales of available for sale securities of $405,000, and a change in the fair value and cash settlement of interest rate swaps that had a positive impact of $1.4 million, offset by decreases in mortgage banking income of $69,000 and other income of $158,000.  In 2007, non-interest income increased 10.6% compared to 2006 primarily due to the acquisition of SCSB which provided twelve months of non-interest income in 2007 as compared to six months in 2006. Also factoring into the increase in non-interest income were increases in service charges on deposit accounts of $233,000, commission income of $65,000, interchange income of $171,000, other income of $152,000, and earnings on company owned life insurance of $105,000, offset by an increase in the change in fair value and cash settlement of interest rate swaps of $187,000 and a decrease in mortgage banking income of $86,000.

Index

Table 4 provides a breakdown of the Company’s non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

	Year Ended December 31,			Percent Increase/(Decrease)

(Dollars in thousands)	2008	2007	2006	2008/2007	2007/2006

Service charges on deposit accounts	$3,356	$3,187	$2,954	5.3%	7.9%
Commission income	194	172	107	12.8	60.7
Mortgage banking income	167	236	322	(29.2)	(26.7)
Earnings on company owned life insurance	734	678	573	8.3	18.3
Change in fair value and cash settlement of interest rate swaps	180	(1,248)	(1,061)	NM	17.6
Interchange income	811	704	533	15.2	32.1
Other	281	439	287	(36.0)	53.0
Subtotal	5,723	4,168	3,715	37.3	12.2

Gain on disposition of equity stock	-	-	18	-	(100.0)
Gain (loss) on sale of available for sale securities	364	(41)	-	NM	NM
Total	$6,087	$4,127	$3,733	47.5%	10.6%
Service charges on deposit accounts increased by $169,000, or 5.3%, to $3.4 million for the year ended December 31, 2008 primarily due to fee income related to a new retail deposit product implemented during 2007 and secondarily to an increase in non-sufficient funds fees.  In 2007, service charges on deposit accounts increased by 7.9% from 2006 to $3.2 million due primarily to acquisition of SCSB in 2006 which provided deposit service charge income of $700,000 in 2007 as compared to $326,000 in 2006.  Excluding the impact of the SCSB acquisition, income from service charges on deposit accounts was relatively flat as the Company experienced moderate deposit growth without significant changes in its service charge fee structure.

Commission income from investment products offered to customers through its alliance with Smith Barney increased 60.7% in 2007 as compared to 2006 due to changes in Smith Barney’s fee commission structure and an increase in assets under management which led to an increase in fees realized.

In 2008, the Company sold certain available for sale securities for a net gain of $364,000 as compared to a net loss of $41,000 in 2007.  Management was able to sell certain securities within its portfolio at a gain and reinvest the proceeds into securities with substantially the same yield with slightly longer maturities.

Earnings on company owned life insurance increased to $734,000 for the twelve months in 2008 as compared to $678,000 in 2007.  In the first quarter of 2008, the Company exchanged a significant portion of its outstanding contracts for higher yielding contracts resulting in increased income. In 2007, earnings on company owned life insurance increased by 18.3% from 2006 to $678,000 in 2007 as the Company purchased $2.1 million of life insurance in the second half of 2006 for certain key executives of SCSB.  Earnings on company owned life insurance of SCSB was $87,000 for the year ended December 31, 2007 as compared to $21,000 for the same period in 2006.

Index

The change in fair value and cash settlement of interest rate swaps was $180,000 for the twelve months ended December 31, 2008 as compared to $(1.2) million in 2007.   In the fourth quarter of 2007, management determined that the Company’s documentation of the effectiveness of the hedge relationship was insufficient to support hedge accounting.  Accordingly, the Company was disqualified from hedge accounting treatment and began accounting for the interest rate swap as a stand-alone derivative; the unrealized loss on the interest rate swap at December 31, 2007 of $234,000 was reclassified from accumulated other comprehensive loss to non-interest income.  In accordance with the Company’s accounting policy, the change in the fair value of the swap was reported prospectively in non-interest income along with interest rate settlements associated with the swap agreement.  For purposes of improving comparability of the Company’s financial statements, interest rate settlements for the Company’s interest rate swaps for the years ended December 31, 2007 and 2006 were reclassified to non-interest income from interest income as well.  In 2008, the Company’s last remaining interest rate swap contract expired; the Company reported an unrealized gain of $234,000 on the interest rate swap in 2008, netted against interest rate settlements of $54,000 compared to an unrealized loss of $234,000 and interest rate settlements of $1.0 million in 2007.

Mortgage banking income decreased to $167,000 in 2008 from $236,000 in 2007.  The decline is attributable to an impairment charge of $69,000 recorded in 2008 related to the Company’s mortgage servicing rights.  In 2008, the Company determined the fair value of its mortgage servicing rights had declined due to a significant increase in the assumed prepayments for the loan portfolio serviced.  Excluding the impairment charge, mortgage banking income was consistent with 2007.  Mortgage banking income declined by 26.7% for the year ended December 31, 2007 as compared to 2006.  The decrease in mortgage banking income in 2007 reflects decreased origination activity in the two periods.

Other income was $281,000 for the year ended December 31, 2008 as compared to $439,000 for the same period in 2007, a decrease of $158,000, or 36.0%.  The decline was driven by a decrease in income from merchant card services during 2008 of approximately $100,000 due to a change in a third party vendor during the year that temporarily disrupted the Company’s income and also due to a one-time gain recorded in 2007 related to the settlement of the SCSB pension plan.  In 2007, other income increased by $152,000, or 53.0% from $287,000 for the twelve months ended December 31, 2006 to $439,000 for 2007 due primarily to the acquisition of SCSB, which provided $139,000 of other income in 2007 as compared to $27,000 in 2006 and the settlement of the SCSB pension plan that had been curtailed in accordance with the merger agreement, resulting in a gain of $49,000.

Non-interest Expense

Non-interest expense increased to $22.6 million for the year ended December 31, 2008 from $21.8 million as of December 31, 2007, or 3.4% due to increases in salaries and employee benefits of $659,000, occupancy expense of $409,000, and marketing and advertising of $155,000, offset by decreases in data processing expenses of $252,000, legal and professional services of $230,000, and other expenses of $80,000.  Total non-interest expense increased 14.1% to $21.8 million in 2007 when compared with 2006 primarily due to the acquisition of SCSB in 2006 which incurred six months of expense in 2006 as compared to twelve months in 2007.  Other factors for the increase in non-interest expense include occupancy expenses, equipment, legal and professional, and other expenses.

Table 5 provides a breakdown of the Company’s non-interest expense for the past three years.

Index

Table 5 - Analysis of Non-interest Expense

	Year Ended in December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2008	2007	2006	2008/2007	2007/2006

Salaries and employee benefits	$12,125	$11,466	$10,345	5.7%	10.8%
Occupancy	2,169	1,760	1,479	23.2	19.0
Equipment	1,535	1,446	1,188	6.2	21.7
Data processing	1,931	2,183	2,162	(11.5)	1.0
Marketing and advertising	738	583	527	26.6	10.6
Legal and professional	1,153	1,383	1,097	(16.6)	26.1
Other	2,903	2,983	2,318	(2.7)	28.7
Total	$22,554	$21,804	$19,116	3.4%	14.1%

Salaries and benefits, the largest component of non-interest expense, increased to $12.1 million for the twelve months ended December 31, 2008 compared to $11.5 million for the same period in 2007 due primarily to increases in benefits provided to employees.  In 2008, health insurance premiums for employees increased by approximately $160,000 while other benefits, including the Company match for the 401(k), increased by approximately $246,000.  The Company’s full-time equivalent employees increased to 238 at December 31, 2008 from 232 at December 31, 2007 due to a new branch location in Louisville, Kentucky which also increased the Company’s salary expense in addition to normal, recurring raises.  The increase in salaries and benefits was partially offset by an increase in deferred loan origination costs of $355,000.  In 2007, salaries and benefits increased 10.8% to $11.5 million in 2007 compared to $10.3 million in 2006 due primarily to the acquisition of SCSB.  The Company’s full-time equivalent employees increased to 232 at December 31, 2007 compared to 224 at December 31, 2006 due to the opening of new YCB branch in Jeffersonville, Indiana and the hiring of additional commercial loan officers.

Occupancy expense increased to $2.2 million for 2008 compared to $1.8 million in 2007 as the Company opened a new YCB branch location in the second quarter of 2008 which resulted in approximately $107,000 in additional 2008 lease expense.  In addition to the new branch location, the Company incurred increased expenses in maintenance expense and property taxes.  Occupancy expenses increased 19.0% to $1.8 million for 2007 compared with $1.5 million for 2006.  The increase in occupancy expense is due primarily to the opening of a new YCB branch in Jeffersonville, Indiana in the second quarter of 2007 which contributed to an increase in rent expense to $512,000 for 2007 compared to $409,000 for 2006 along with slight increases in renewed lease agreements. The remaining increase is related to increased utilities, taxes, repairs and maintenance, and depreciation associated with new branches opened in 2006 and 2007 and the acquisition of SCSB, which accounted for a full year of occupancy expenses versus six months in 2006.

Data processing expenses decreased by $252,000 from the twelve months ended December 31, 2007 to $1.9 million in 2008.   The decrease was due to repricing of service fees that was negotiated with YCB’s third party core data processor in connection with executing a new contract and upgrading from YCB’s current system.  Data processing expenses increased slightly by $21,000 to $2.2 million for the year ended December 31, 2007 as compared to the prior year.  An increase in data processing expense due to the acquisition of SCSB in 2006, which resulted in six months of expenses in 2006 compared to twelve 2007, was almost fully offset by decreases in software maintenance expenditures and a decrease in processing charges from YCB’s third party core data processor.

Equipment expense was $1.5 million for the year ended December 31, 2008, an increase of 6.2% from 2007 due to additional equipment additions related to the new YCB branch.  Equipment expenses increased 21.7% to $1.4 million at December 31, 2007 compared to $1.2 million at December 31, 2006 primarily due to the acquisition of SCSB. Excluding the effect of the SCSB acquisition, equipment expenses increased 7.3% in 2007 compared to 2006. The increase is primarily due to additional depreciation expense on software from replacements and renewals of software licenses and in furniture and fixtures expenses related to the new YCB branch in Jeffersonville, Indiana.

Index

Marketing and advertising expense increased to $738,000 for the year ended December 31, 2008 from $583,000 for the equivalent period in 2007.  The increase was the due to marketing efforts in the second quarter of 2008 related to the new YCB branch, a new branding campaign and related materials, and other promotional expenditures.

Legal and professional fees decreased by $230,000, or 16.6%, to $1.2 million for the year ended December 31, 2008.  The decrease was attributable to certain consulting projects performed in 2007 that were not repeated in 2008 including studies related to compensation and assistance with selecting and negotiating the Company’s contract with its third party core data processor. Legal and professional fees increased 26.1% to $1.4 million in 2007 compared to $1.1 million in 2006. The increase was due to additional consulting expenses incurred for implementation of Section 404 of the Sarbanes-Oxley Act and the evaluation of prospective data service providers as well as legal fees related to loan collection efforts, human resource consultations, assistance with the audits of our tax returns, and the review of various SEC filings.

Other expenses decreased to $2.9 million for the year ended December 31, 2008 from $3.0 million for the equivalent period in 2007.  The decrease is attributable to a decline in deposit account charge-offs from external fraud due to the implementation of software and procedures during 2008 that has allowed the Company to more effectively monitor and identify unusual activity in customer accounts.  Also, in 2007, the Company accrued $200,000 for the probable settlement of ongoing litigation.  In 2008, the Company settled the litigation with the third party and paid an amount materially consistent with the amount accrued.  Accordingly, the Company did not recognize additional expense in 2008 associated with any ongoing litigation.  Offsetting the decreases described above, was an increase in the Company’s FDIC assessment to insure the Company’s depositors against loss.  During 2008, YCB’s assessment increased dramatically due to the expiration of a credits granted and an increase in its assessment base.  As a result, the Company’s FDIC assessment increased by approximately $414,000 (see Part I, Item 1A “Risk Factors” for discussion of subsequent changes to the Company’s FDIC assessment).  Other expenses increased 28.7% to $3.0 million in 2007 compared to 2006 primarily due to the acquisition of SCSB, which incurred approximately $853,000 and $344,000 of other expenses in 2007 and 2006, respectively.  The Company recognized amortization expense of a core deposit and customer intangible assets acquired as part of the transaction of $438,000 and $176,000 for 2007 and 2006, respectively (see Note 5 to the Company’s consolidated financial statements).  Another factor contributing to the increase in other expenses was the accrual of $200,000 for the probable settlement of ongoing litigation as noted above (see Part I, Item 3 for further discussion).

Financial Condition

Loan Portfolio

The Company’s loan portfolio decreased by 0.5% to $632.6 million as of December 31, 2008 from $636.0 million as of the same date in 2007.  The decrease in the loan portfolio was primarily concentrated in residential real estate, construction, and consumer loans, which was partially offset by increases in the commercial and commercial real estate portfolio.  Given the current economic and interest rate environment, management has attempted to focus on originating loans that will improve profitability and meet the Company’s underwriting criteria.  The Company’s loan portfolio mix remained relatively consistent with the percentage of commercial and commercial real estate loans to total loans increasing to 47.8% as of December 31, 2008 from 44.0% at December 31, 2007.

Residential real estate loans decreased by $9.6 million to $177.2 million at December 31, 2008 from $186.8 million as of December 31, 2007.  The Company currently sells a majority of the residential real estate loans it originates into the secondary market resulting in payments not being fully offset by new residential real estate originations.  Also impacting residential real estate loans during the year, was a decline in demand as sales of residential properties slowed amid declining home values and the weaker local economic environment.  Residential real estate loans represented 28.0% of outstanding loans as of December 31, 2008, down from 29.4% at December 31, 2007.

Index

Construction real estate loans declined by $13.4 million in 2008 to $73.9 million as of the year ended December 31, 2008 from $87.4 million at December 31, 2007.  Beginning in late 2007 and continuing into 2008, the Company experienced a high rate of delinquencies in its construction loan portfolio in addition to a noted deterioration in the collateral values of the developments securing the loans.  The Company has noted that real estate developers in its market have experienced greater strain in the current economic climate which has reduced their ability to withstand a slowdown in sales of their developed units.  Accordingly, the Company has significantly reduced its loan originations to real estate developers during 2008 resulting in a substantial decline in the outstanding balance as those loans are paid (see further discussion below in “Allowance and Provision for Loan Losses” regarding the Company’s construction portfolio).

Commercial and commercial real estate loans grew by $7.0 million and $15.2 million in 2008 to $95.4 million and $207.0 million, respectively, from $88.4 million and $191.8 million as of December 31, 2007.  The growth in Commercial loans during 2008 is attributable to management’s focus on diversifying the Company’s commercial loan portfolio, particularly from construction real estate loans.  Commercial real estate loans have also increased in 2008 as the Company continued to focus on growing the portfolio at a measured pace, focusing on loan quality and profitability.

At the end of 2008, the Company was servicing $14.4 million in mortgage loans for other investors compared to $17.3 million in 2007.  Loans serviced for others consist of loans the Company has sold to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained by the Company.

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

Table 6 provides a breakdown of the Company’s loans by type during the past five years.

Table 6 - Loans by Type
	As of December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Real estate:
Residential	$177,230	$186,831	$187,080	$111,969	$100,553
Commercial	206,973	191,774	179,405	186,644	186,175
Construction	73,936	87,364	83,944	61,031	38,638
Commercial	95,365	88,353	80,132	92,640	73,374
Home equity	60,539	60,380	62,720	58,060	49,677
Consumer	17,296	20,024	19,549	7,295	6,095
Loans secured by deposit accounts	1,242	1,322	756	729	687
Total loans	$632,581	$636,048	$613,586	$518,368	$455,199

Index

Table 7 illustrates the Company’s fixed rate maturities and repricing frequency for the loan portfolio.

Table 7 - Selected Loan Distribution
As of December 31, 2008 (Dollars in thousands)	Total	One Year or Less	Over One Through Five Years	Over Five Years
Fixed rate maturities:
Real estate:
Residential	$141,594	$6,913	$33,281	$101,400
Commercial	95,283	9,871	61,745	23,667
Construction	9,467	1,616	3,748	4,103
Commercial	40,286	7,943	25,929	6,414
Home equity	15,165	271	6,190	8,704
Consumer	17,043	3,448	12,579	1,016
Loans secured by deposit accounts	1,242	420	804	18
Total fixed rate maturities	$320,080	$30,482	$144,276	$145,322

Variable rate maturities:
Real estate:
Residential	$35,636	$13,907	$1,185	$20,544
Commercial	111,690	19,701	5,224	86,765
Construction	64,469	53,853	7,901	2,715
Commercial	55,079	50,113	3,382	1,584
Home equity	45,374	5,535	11,253	28,586
Consumer	253	222	31	-
Total variable rate maturities	$312,501	$143,331	$28,976	$140,194

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

The Company maintains the allowance for loan losses at a level that is sufficient to absorb probable credit losses incurred in its loan portfolio.  The allowance is determined based on the application of loss estimates to graded loans by categories.  Management determines the level of the allowance for loan losses based on its evaluation of the collectability of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows.  The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses.  As of December 31, 2008, the Company’s allowance for loan losses totaled $9.5 million, an increase of $3.2 million from December 31, 2007 which increased the allowance for loan losses to total loans ratio to 1.50% from 0.99% for the same periods, respectively.  The increase in the allowance was attributable to a significant increase in the provision for loan losses, offset by an increase in charge-offs.  The Company’s net charge-offs totaled $3.7 million in 2008, up from $634,000 for the 2007 fiscal year as all loan categories experienced a substantial increase from the prior year.  Beginning in late 2007 and continuing into 2008 the Company’s loan portfolio has experience an increase in past due loans, impaired loans, and classified loans which has led to an increase in charge-offs for those credits management has determined to be uncollectible.  Management has allocated amounts for probable incurred losses in the Company’s loan portfolio based on the best estimate available as of December 31, 2008.

Index

Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered adequate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectability of the Company’s loan portfolio.  The provision for loan losses increased to $6.9 million for the twelve months ended December 31, 2008 from $1.3 million for the same period in 2007, an increase of $5.6 million, or 429.1%.  In 2008, the Company experienced a dramatic increase in the metrics it uses to monitor its loan portfolio for increased risk of loss as evidenced by increases in classified, non-performing, and impaired loans which grew to $44.1 million, $20.7 million, and $20.2 million, at December 31, 2008, respectively from $29.4 million, $11.4 million, and $9.3 million at December 31, 2007, respectively.  In addition, the Company’s loans internally classified as “substandard” and “doubtful” increased to $14.2 million and $16.9 million as of December 31, 2008, respectively, from $7.1 million and $9.5 million as of December 31, 2007, respectively.  Of the total loans classified as either “substandard” or “doubtful” at year-end 2008, $10.4 million were not included in the non-performing loan total above.  The 2008 provision for loan losses was impacted by deterioration in the underlying collateral values of certain impaired commercial and construction real estate credits.  Throughout 2008, and particularly in the fourth quarter of 2008, the Company obtained updated appraisals of the underlying collateral on certain large credits which indicated the fair value had declined significantly from previously prepared appraisals.  Accordingly, the Company increased its provision for loan losses related to those collateral dependent impaired loans.  Management assumed, based on the results of the updated appraisals, that the collateral value for other similar impaired loans had also deteriorated at a similar rate (outside of contradictory evidence) and reviewed and adjusted the loss exposures for all collateral dependent impaired loans.  As a result, the Company’s provision for loan losses was significantly increased.  Also, the Company increased its exposure related to unclassified loans based on an increase in charge-offs, past due loans, classified loans, and a deterioration in the economic environment.  During 2008, management internally conducted a full review of its entire construction loan portfolio to identify other potential problem credits in addition to outsourcing a loan review in the fourth quarter of 2008 to a third party consultant to review other commercial credits.  As a result of these efforts, in addition to the Company’s ongoing system of monitoring and identifying problem credits, management believes all problem credits have been appropriately classified and an appropriate amount provided to reserve for probable incurred losses as of December 31, 2008.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events.  Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may differ from actual results.

Index

Table 8 provides the Company’s loan charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience

	Year Ended in December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Allowance for loan losses at beginning of year	$6,316	$5,654	$5,920	$4,523	$4,034
Acquired allowance of SCSB, July 1,2006	-	-	754	-	-
Charge-offs:
Residential real estate	(239)	(173)	(35)	(83)	(22)
Commercial real estate	(720)	(44)	(193)	-	(339)
Construction	(780)	-	(600)	-	-
Commercial business	(1,080)	(207)	(138)	(194)	(245)
Home equity	(491)	(187)	(26)	(198)	(22)
Consumer	(503)	(190)	(362)	(64)	(52)
Total	(3,813)	(801)	(1,354)	(539)	(680)
Recoveries:
Residential real estate	1	14	-	-	1
Commercial real estate	4	9	9	7	24
Construction	2	-	-	-	-
Commercial business	7	92	26	34	18
Home equity	4	2	-	3	-
Consumer	100	50	37	142	21
Total	118	167	72	186	64
Net loan charge-offs	(3,695)	(634)	(1,282)	(353)	(616)
Provision for loan losses	6,857	1,296	262	1,750	1,105
Allowance for loan losses at end of year	$9,478	$6,316	$5,654	$5,920	$4,523

Ratios:
Allowance for loan losses to total loans	1.50%	0.99%	0.92%	1.14%	0.99%
Net loan charge-offs to average loans	0.58	0.10	0.22	0.07	0.15
Allowance for loan losses to non-performing loans	46	56	102	108	285

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

Index

   Table 9 - Management's Allocation of the Allowance for Loan Losses

	As of December 31,
	2008		2007		2006		2005		2004
(Dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
Residential Real Estate	$644	28.0%	$681	29.3%	$479	30.5%	$336	21.6%	$325	22.1%
Commercial Real Estate	3,244	32.7	2,857	30.2	2,992	29.2	3,544	36.0	2,162	40.9
Construction	3,492	11.7	199	13.7	48	13.7	23	11.8	17	8.5
Commercial Business	1,119	15.1	1,716	13.9	1,501	13.1	1,407	17.9	1,533	16.1
Home Equity	510	9.6	662	9.5	435	10.2	495	11.2	389	10.9
Consumer	469	2.9	201	3.4	199	3.3	115	1.5	97	1.5
Total	$9,478	100.0%	$6,316	100.0%	$5,654	100.0%	$5,920	100.0%	$4,523	100.0%

Asset Quality

Loans (including impaired loans under Statements of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due 90 days or more as to principal or interest.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  The Company defines impaired loans to be those loans that management has determined it is probable, based on current information and events, the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans individually classified as impaired increased to $20.2 million at December 31, 2008 from $9.3 million at December 31, 2007.

Total non-performing loans increased from $11.4 million at December 31, 2007 to $20.7 million at December 31, 2008 with total non-performing assets increasing to $21.9 million from $11.9 million as of the same dates, respectively.  Non-performing assets also include foreclosed real estate that has been acquired through foreclosure or acceptance of a deed in lieu of foreclosure.  Foreclosed real estate is carried at fair value less estimated selling costs, and is actively marketed for sale.

In order to identify and appropriately classify all impaired and other problem credits, management undertook several initiatives.  In early 2008, the Company’s risk management department conducted an extensive review of the Company’s construction and development portfolio given the evidence of deterioration in that portfolio beginning in late 2007.  Also, the Company contracted with an independent consultant to review other commercial loans in the portfolio in the fourth quarter of 2008.  As a result of these reviews, the Company downgraded a few credits, none of which were considered significant or severely problematic.  In addition, the Company has strengthened its internal loan review and identification processes through operational and structuring changes and additional senior management oversight.  Based on these initiatives, management is confident that all problem credits were appropriately identified and classified as of December 31, 2008.

Index

Table 10 provides the Company’s non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

	As of December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Loans on non-accrual status (1)	$20,702	$11,134	$5,566	$5,498	$1,588
Loans past due 90 days or more and still accruing	-	244	-	5	-
Total non-performing loans	20,702	11,378	5,566	5,503	1,588
Other assets owned	1,147	575	457	106	106
Total non-performing assets	$21,849	$11,953	$6,023	$5,609	$1,694

Percentage of non-performing loans to total loans	3.27%	1.79%	0.91%	1.06%	0.35%
Percentage of non-performing assets to total loans	3.45	1.88	0.98	1.08	0.37

 (1) Impaired loans on non-accrual status are included in loans.  See Note 3 to the Consolidated Financial Statements for additional discussion on impaired loans.

Investment Securities

Table 11 sets forth the breakdown of the Company’s securities portfolio for the past five years.

Table 11 - Securities Portfolio

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Securities Available for Sale:
U.S. Government and federal agency	$-	$6,077	$29,972	$10,921	$4,739
State and municipal	20,542	13,312	11,645	6,449	6,613
Mortgage-backed	97,588	73,252	67,304	66,752	63,943
Corporate bonds, including trust preferred securities	3,285	6,583	12,150	14,471	14,611
Mutual Funds	244	241	240	242	246
Total securities available for sale	$121,659	$99,465	$121,311	$98,835	$90,152

Index

Table 12 sets forth the breakdown of the Company’s investment securities available for sale by type and maturity as of December 31, 2008.  For analytical purposes, the weighted average yield on state and municipal securities is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt securities.  A tax rate of 34% was used in adjusting interest on tax-exempt securities to a fully taxable equivalent (“FTE”) basis.

Table 12 - Investment Securities Available for Sale

	As of December 31, 2008
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
State and municipal
Within one year	$587	$594	5.11%
Over one through five years	2,124	2,177	5.85
Over five through ten years	3,538	3,493	5.89
Over ten years	14,677	14,278	6.29
Total state and municipal	20,926	20,542	6.14

Corporate bonds, including trust preferred securities
Over ten years	5,696	3,285	3.94

Total mutual funds	250	244	2.32%

Mortgage-backed securities
Over one through five years	4,195	4,248	4.06
Over five through ten years	16,037	16,338	4.25
Over ten years	74,938	77,002	5.55
Total mortgage-backed securities	95,170	97,588	5.27

Total available for sale securities	$122,042	$121,659	5.37%

Securities available for sale increased from $99.5 million at December 31, 2007 to $121.7 million at December 31, 2008.  The increase in available for sale securities was due primarily to purchases of $65.3 million, offset by maturities, prepayments, and calls of $24.2 million and sales of $19.1 million during 2008. The current strategy for the securities portfolio is to maintain an intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates.  The investment portfolio primarily consists of mortgage-backed securities, securities issued by the United States government and its agencies, securities issued by states and municipalities, and trust preferred securities.  Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.

A significant portion of the Company’s unrealized losses at December 31, 2008 were related to six trust preferred securities comprised of debt of banks and insurance companies.  The decrease in the fair value of these securities is due primarily to the lack of transactions for these types of securities as market participants are currently unwilling to conduct transactions unless forced to do so.  See footnote 2 to the Company’s financial statements for further discussion of the fair value of these securities and management’s evaluation for other-than-temporary impairment.

Index

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

Total deposits increased 5.2% to $603.2 million at December 31, 2008 compared to $573.3 million at December 31, 2007, primarily due to increases in non-interest bearing demand accounts, time deposit accounts, and savings accounts, offset by decreases in money market and interest bearing demand accounts.  Management attributes the increase in non-interest bearing accounts to an emphasis on enhancing profitability of its commercial relationships by evaluating the entire relationship, including the balance of non-interest bearing deposits, when reviewing new and existing loans and their terms.  It is the Company’s philosophy to price our new loans based on the deposit relationship as well as the based on the risk of the credit and the terms which has lead to increased non-interest bearing deposit accounts.  Also, the Company continues to develop and enhance our retail deposit product offerings in an effort to grow our retail deposit base.  The decrease in our money market and interest bearing demand accounts is primarily the result of the Company’s aggressive rate cutting in lieu of the interest rate environment during 2008.  In 2008, the Federal Open Market Committee reduced its target for federal funds significantly.  As a result, the Company sought to adjust its cost on its interest bearing deposits to match the downward interest rate trends which led to a loss of accounts as certain customers have pursued higher interest rates other financial institutions.

Table 13 provides a profile of the Company’s deposits during the past five years.

Table 13 – Deposits

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Demand (NOW)	$91,641	$94,939	$63,542	$36,496	$38,243
Money market accounts	101,032	107,880	115,248	146,659	114,332
Savings	29,302	26,971	30,264	22,507	26,159
Individual retirement accounts-certificates of deposit	28,981	29,298	27,054	19,674	18,771
Certificates of deposit, $100,000 and over	97,440	87,887	95,069	88,592	65,705
Other certificates of deposit	162,322	146,515	143,891	103,335	104,259

Total interest bearing deposits	510,718	493,490	475,068	417,263	367,469
Total non-interest bearing deposits	92,467	79,856	74,850	47,573	43,837

Total	$603,185	$573,346	$549,918	$464,836	$411,306

Index

Other Borrowings

The Company’s other borrowings consist of repurchase agreements, lines of credit with other financial institutions, federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions, and a structured repurchase agreement.  While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase.  Other borrowings increased $6.2 million from $72.8 million at December 31, 2007 to $79.0 million at December 31, 2008 primarily due to an increase in repurchase agreements of $5.6 million and an increase in line of credit borrowings of $619,000.

Federal Home Loan Bank Advances

FHLB advances increased from $91.4 million at December 31, 2007 to $111.9 million at December 31, 2008 as the Company utilized the proceeds to increase its available liquidity on-hand and fund purchases of available for sale securities.  These advances principally consist of putable (or convertible) instruments that give the FHLB the option quarterly to put the advance back to the Company, at which time the Company can prepay the advance without penalty or can allow the advance to become variable adjusting to three-month LIBOR (London Interbank Offer Rate).  However, there is a substantial penalty if the Company prepays the advances prior to the FHLB exercising its option.  In calculations provided by the FHLB to the Company, three month LIBOR would have to rise by more than 300 basis points from December 31, 2008 levels before the FHLB would exercise its put option.  These advances have various maturities through 2010 (see Note 8 to the Consolidated Financial Statements for additional information).  The Company does not anticipate that it will enter into putable advances for the foreseeable future, but instead may use fixed or variable rate advances to fund balance sheet growth as needed.

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  The Bank’s primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.  Liquidity management is both a daily and long term function of business management.  If the Banks require funds beyond those generated internally, as of December 31, 2008 the Banks had $46.7 million in additional capacity under its borrowing agreements with the FHLB based on the Banks’ current FHLB stock holdings and approximately $39.0 million in federal funds purchased with other financial institutions.  Also, the holding company had $828,000 of additional borrowing capacity under a line of credit agreement with another financial institution.  The holding company has other sources of liquidity outside of the line of credit, primarily dividends from its subsidiaries, YCB and SCSB which are limited by banking regulations.  Currently, the Company can declare and pay dividends without prior regulatory approval from its subsidiaries of $799,000.  Subsequent to year end, YCB received notification from a correspondent financial institution that one of its federal funds purchased lines of credit had been canceled, reducing the Company’s federal funds purchased availability by $10.0 million.  The decrease in capacity does not currently impact YCB’s or the Company’s operations given YCB’s current liquidity position.  The Company is currently negotiating with the correspondent financial institution to have its line of credit restored.  The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Capital

Total capital of the Company decreased to $62.6 million at December 31, 2008 from $64.5 million as of December 31, 2007, a decrease of $1.9 million or 2.9%.  The decrease in capital was primarily due to dividends of $2.3 million.  Also contributing to the decrease in capital was an increase in accumulated other comprehensive loss of $401,000 related to the decline in the fair value of the Company’s securities available for sale and an increase in the unrealized loss on pension benefits and the repurchase of 24,817 shares of the Company’s common stock during the year for an aggregate cost of $400,000, offset by net income of $821,000.

Index

The Company has actively been repurchasing shares of its common stock since May 21, 1999.  A net total of 621,365 shares at an aggregate cost of $10.7 million have been repurchased since that time under both the current and prior repurchase plans.  The Company's Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company's common stock could be purchased.  Through December 31, 2008, a total of $1.6 million had been expended to purchase 85,098 shares under this plan.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions.  The Company and the Banks continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital ratios (see Note 13 to the Consolidated Financial Statements).

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs.  These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used.  In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately.  The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2008:

(Dollars in thousands)
Commitments to make loans	$2,084
Unused lines of credit	122,296
Standby letters of credit	5,737
Total	$130,117

Aggregate Contractual Obligations

As of December 31, 2008	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Dollars in thousands)
Time deposits	$288,744	$238,867	$46,406	$3,234	$237
Repurchase agreements	69,811	60,011	-	9,800	-
FHLB borrowings	111,943	31,991	74,952	5,000	-
Subordinated debentures	17,000	-	-	-	17,000
Lease commitments	4,017	626	1,100	936	1,355
Total	$491,515	$331,495	$122,458	$18,970	$18,592

Time deposits represent certificates of deposit held by the Company.

FHLB advances represent the amounts that are due the FHLB and consist of $67.0 million in convertible fixed rate advances and $44.9 million in fixed rate advance.  With respect to the convertible fixed rate advances, the FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty.  There is a substantial penalty if the Company prepays the advances before FHLB exercises its right.  Management does not expect these advances to be converted in the near term.  In 2009, $20.0 million of the convertible fixed rate advances mature which carry a weighted average cost of 5.90%.  The Company anticipates utilizing interest bearing deposits in other financial institutions to pay the advances which, given management’s current assumptions about available liquidity and the interest rate environment, should increase net interest income by approximately $550,000 in 2009.

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

The Company currently contracts with an independent third party consulting firm to measure its interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up and 200 basis points down within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to prime, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  Interest rate movements are spread equally over the forecast period of one year.  The Company feels that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  The Company does not project growth in amounts for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  The Company believes that the changes made to its interest rate risk measurement process have improved the accuracy of results of the process.  Consequently, the Company believes that it has better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (“Up 200 Scenario”), it is estimated that as of December 31, 2008 the Company’s net interest income would decrease by an estimated 2.21%, or $571,000, over the one year forecast horizon.  However, considering reasonable growth assumptions, the Company expects that net interest income will grow over the forecast horizon.  As of December 31, 2007, in the Up 200 Scenario the Company estimated that net interest income would decrease 0.15%, or $36,000, over a one year forecast horizon ending December 31, 2008.  Given a gradual 200 basis point decrease in the projected yield curve used in the simulation model (“Down 200 Scenario”), it is estimated that as of December 31, 2007, the Company’s estimated net interest income would decrease 0.16%, or $37,000, over a one year forecast horizon ending December 31, 2008.

Index

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

The following tables, which are representative only and are not precise measurements of the effect of changing interest rates on the Company’s net interest income in the future, illustrate the Company’s estimated one year net interest income sensitivity profile based on the above referenced asset/liability model as of December 31, 2008 and 2007, respectively:

Interest Rate Sensitivity For 2008

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points
Projected interest income:
Loans	$36,673	$38,562
Investments	5,666	5,975
FHLB and FRB stock	432	432
Interest-bearing deposits in other financial institutions	1	148
Federal funds sold	11	185
Total interest income	42,783	45,302

Projected interest expense:
Deposits	10,729	12,914
Federal funds purchased, line of credit and Repurchase agreements	740	1,437
FHLB advances	4,809	4,875
Subordinated debentures	623	765
Total interest expense	16,901	19,991
Net interest income	$25,882	$25,311

Change from base		$(571)
% Change from base		(2.21)%

Index

Interest Rate Sensitivity For 2007

(Dollars in thousands)	Gradual Decrease In Interest Rates of 200 Basis Points	Base	Gradual Increase In Interest Rates of 200 Basis Points
Projected interest income:
Loans	$41,263	$43,909	$46,469
Investments	4,648	4,886	5,027
FHLB and FRB stock	377	377	377
Interest-bearing deposits in other financial institutions	29	49	68
Federal funds sold	844	1,152	1,433
Total interest income	47,161	50,373	53,374

Projected interest expense:
Deposits	15,079	17,216	19,233
Federal funds purchased, line of credit and Repurchase agreements	2,122	2,864	3,589
FHLB advances	5,092	5,216	5,340
Other borrowings	175	204	233
Subordinated debentures	1,041	1,184	1,326
Total interest expense	23,509	26,684	29,721
Net interest income	$23,652	$23,689	$23,653

Change from base	$(37)		$(36)
% Change from base	(0.16)%		(0.15)%

Index

COMMUNITY BANK SHARES OF INDIANA, INC.
New Albany, Indiana

FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Community Bank Shares of Indiana, Inc.
New Albany, Indiana

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank Shares of Indiana, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with United States generally accepted accounting principles.

/s/ Crowe Horwath LLP

Louisville, Kentucky
March 30, 2009

Index
COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS
December 31
(In thousands, except share amounts)

	2008	2007
ASSETS
Cash and due from financial institutions	$19,724	$14,570
Interest-bearing deposits in other financial institutions	45,749	13,943
Securities available for sale	121,659	99,465
Loans held for sale	308	757
Loans, net of allowance for loan losses of $9,478 and $6,316	623,103	629,732
Federal Home Loan Bank and Federal Reserve stock	8,472	8,096
Accrued interest receivable	3,163	3,537
Premises and equipment, net	15,128	15,147
Company owned life insurance	17,745	16,911
Goodwill	15,335	15,335
Other intangible assets	2,492	2,899
Other assets	4,485	3,176
	$877,363	$823,568
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$92,467	$79,856
Interest-bearing	510,718	493,490
Total deposits	603,185	573,346
Other borrowings	78,983	72,796
Federal Home Loan Bank advances	111,943	91,376
Subordinated debentures	17,000	17,000
Accrued interest payable	1,705	1,956
Other liabilities	1,948	2,629
Total liabilities	814,764	759,103

Commitments and contingent liabilities (Note 16)	-	-

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,942 shares issued; 3,242,577 and 3,260,904 outstanding in 2008 and 2007, respectively	386	386
Additional paid-in capital	45,313	45,035
Retained earnings	28,268	29,723
Accumulated other comprehensive loss	(640)	(239)
Treasury stock, at cost (2008- 621,365 shares, 2007- 603,038 shares)	(10,728)	(10,440)
Total shareholders’ equity	62,599	64,465
	$877,363	$823,568

Index
COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31
(In thousands, except per share amounts)

	2008	2007	2006
Interest and dividend income
Loans, including fees	$38,833	$46,030	$41,360
Taxable securities	4,798	4,711	4,738
Tax-exempt securities	697	510	467
Federal Home Loan Bank and Federal Reserve dividends	338	381	397
Interest-bearing deposits in other financial institutions	241	144	132
	44,907	51,776	47,094
Interest expense
Deposits	13,529	18,783	16,933
Other borrowings	1,403	2,824	3,054
Federal Home Loan Bank advances	5,605	5,492	5,066
Subordinated debentures	916	1,296	942
	21,453	28,395	25,995

Net interest income	23,454	23,381	21,099
Provision for loan losses	6,857	1,296	262
Net interest income after provision for loan losses	16,597	22,085	20,837

Non-interest income
Service charges on deposit accounts	3,356	3,187	2,954
Commission income	194	172	107
Net gain (loss) on sales of available for sale securities	364	(41)	-
Mortgage banking income	167	236	322
Earnings on company owned life insurance	734	678	573
Change in fair value and cash settlement of interest rate swaps	180	(1,248)	(1,061)
Interchange income	811	704	533
Gain on disposition of equity stock	-	-	18
Other income	281	439	287
	6,087	4,127	3,733
Non-interest expense
Salaries and employee benefits	12,125	11,466	10,345
Occupancy	2,169	1,760	1,479
Equipment	1,535	1,446	1,188
Data processing	1,931	2,183	2,162
Marketing and advertising	738	583	527
Legal and professional service fees	1,153	1,383	1,097
Other expense	2,903	2,983	2,318
	22,554	21,804	19,116

Income before income taxes	130	4,408	5,454

Income tax (benefit) expense	(691)	905	1,343
Net income	$821	$3,503	$4,111

Earnings per share:
Basic	$0.25	$1.05	$1.36
Diluted	$0.25	$1.04	$1.35

See accompanying notes.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except per share amounts)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2006	2,605,544	300	24,971	26,329	(2,838)	(5,987)	42,775

Comprehensive income:
Net income	-	-	-	4,111		-	4,111
Change in securities available for sale, net of
reclassification and tax effects	-	-	-	-	631	-	631
Change in unrealized gains (losses),
interest rate swap net of reclassification
and tax effects	-	-	-	-	390	-	390
Change in minimum pension liability,
net of tax effects	-	-	-	-	76	-	76
Total comprehensive income							5,208

Cash dividends declared ($.640 per share)	-	-	-	(1,921)	-	-	(1,921)
Purchase of treasury stock	(30,000)	-	-	-	-	(685)	(685)
Acquisition of The Bancshares, Inc.	862,875	86	19,722	-	-	-	19,808
Stock award expense	-	-	261	-	-	-	261
Stock options exercised	1,100	-	(2)	-	-	17	15
Tax benefit for stock options exercised	-	-	80	-	-	-	80
Balance at December 31, 2006	3,439,519	386	45,032	28,519	(1,741)	(6,655)	65,541

Comprehensive income:
Net income	-	-	-	3,503		-	3,503
Change in securities available for sale, net of
reclassification and tax effects	-	-	-	-	752	-	752
Change in unrealized gains (losses),
interest rate swap net of reclassification
and tax effects	-	-	-	-	632	-	632

Index
COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except per share amounts)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Shareholders’ Equity
Unrealized loss on pension benefits,
net of tax effects	-	-	-	-	(36)	-	(36)
Total comprehensive income							4,851

Reclassification of unrealized loss on interest
rate swap, net of tax effect (see Note 14 to the
Consolidated Financial Statements)	-	-	-	-	154	-	154
Cash dividends declared ($.685 per share)	-	-	-	(2,299)	-	-	(2,299)
Purchase of treasury stock	(186,090)	-	-	-	-	(3,904)	(3,904)
Stock award expense	-	-	122	-	-	-	122
Issuance of performance unit shares	7,475	-	(119)	-	-	119	-
Balance at December 31, 2007	3,260,904	$386	$45,035	$29,723	$(239)	$(10,440)	$64,465

Comprehensive income:
Net income	-	-	-	821		-	821
Change in securities available for sale, net of
reclassification and tax effects	-	-	-	-	(261)	-	(261)
Unrealized loss on pension benefits,
net of tax effects	-	-	-	-	(140)	-	(140)
Total comprehensive income							420

Cash dividends declared ($.70 per share)	-	-	-	(2,276)	-	-	(2,276)
Purchase of treasury stock	(24,817)	-	-	-	-	(400)	(400)
Issuance of treasury stock under dividend reinvestment plan	6,490	-	(31)	-	-	112	81
Stock award expense	-	-	309	-	-	-	309
Balance at December 31, 2008	3,242,577	$386	$45,313	$28,268	$(640)	$(10,728)	$62,599

See accompanying notes.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In thousands)

	2008	2007	2006
Cash flows from operating activities
Net income	$821	$3,503	$4,111
Adjustments to reconcile net income to
net cash from operating activities:
Provision for loan losses	6,857	1,296	262
Depreciation and amortization	1,863	1,660	1,287
Net accretion of securities	(120)	(106)	9
Net (gain) loss on sales of available for sale securities	(364)	41	-
Mortgage loans originated for sale	(13,589)	(12,032)	(17,418)
Proceeds from mortgage loan sales	14,235	12,370	18,466
Net gain on sales of mortgage loans	(197)	(187)	(262)
Earnings on company owned life insurance	(734)	(678)	(573)
FHLB stock dividends	(16)	-	(37)
Share based compensation expense	309	122	332
Net (gain) loss on sale of other real estate	22	48	(20)
Gain on disposition of equity stock	-	-	(18)
Net (gain) loss on disposition of premises and equipment	(4)	19	-
Net change in
Accrued interest receivable	374	431	(503)
Accrued interest payable	(251)	(222)	862
Other assets	(438)	(415)	484
Other liabilities	(893)	(890)	(351)
Net cash from operating activities	7,875	4,960	6,631

Cash flows from investing activities
Acquisition of The Bancshares, Inc., net	-	-	(795)
Net change in interest-bearing deposits	(31,806)	(12,733)	164
Available for sale securities:
Sales	19,098	10,937	2,990
Purchases	(65,381)	(21,868)	(18,980)
Maturities, prepayments and calls	24,181	34,100	18,969
Loan originations and payments, net	(3,149)	(23,387)	(7,914)
Purchase of premises and equipment, net	(1,524)	(1,504)	(2,248)
Proceeds from the sale of premises and equipment	10	-	-
Proceeds from the sale of other real estate	2,318	252	416
Purchase of FHLB and Federal Reserve stock	(376)	(769)	-
Redemption of FHLB and Federal Reserve stock	16	91	2,011
Investment in cash surrender value of life insurance	(100)	-	(2,050)
Net cash from investing activities	(56,713)	(14,881)	(7,437)

See accompanying notes.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In thousands)

	2008	2007	2006
Cash flows from financing activities
Net change in deposits	$29,900	$23,509	$(18,784)
Net change in other borrowings	6,187	(11,539)	36,600
Proceeds from Federal Home Loan Bank advances	77,000	113,000	128,300
Repayment of Federal Home Loan Bank advances	(56,500)	(114,500)	(143,800)
Proceeds from issuance of subordinated debentures	-	-	10,000
Exercise of stock options	-	-	15
Purchase of treasury stock	(400)	(3,904)	(685)
Tax benefit of stock options exercised	-	-	80
Cash dividends paid	(2,195)	(2,299)	(1,921)
Net cash from financing activities	53,992	4,267	9,805

Net change in cash and due from banks	5,154	(5,654)	8,999
Cash and due from banks at beginning of year	14,570	20,224	11,225
Cash and due from banks at end of year	$19,724	$14,570	$20,224

Supplemental cash flow information:
Interest paid	$21,704	$28,617	$25,133
Income taxes paid, net of refunds	334	1,274	1,145

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	3,292	592	506
Sale and financing of foreclosed assets	286	167	249
Issuance of treasury shares under dividend reinvestment plan	81	-	-

See accompanying notes.

Index

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

Use of Estimates:  To prepare financial statements in conformity with the United States generally accepted accounting principles management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, valuation of goodwill and other intangible assets, fair value of securities and deferred tax assets are particularly subject to change.

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
December 31, 2008, 2007 and 2006

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers:   the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value, and whether there has been an adverse change in expected cash flows.

Mortgage Banking Activities:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value.  To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Company enters into agreements to sell loans.  The aggregate market value of mortgage loans held for sale considers the price of the sales contracts.  Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments.  The Company’s commitments are for fixed rate mortgage loans, generally lasting 60 days and are at market rates when initiated.  The Company had commitments to originate $480,000 and $231,000 in loans and an equal amount of corresponding sales contracts at December 31, 2008 and 2007.  The impact of accounting for these instruments as derivatives was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.  The adoption of SAB 109 was not material to the Company’s accounting for mortgage banking income.

The Company sells loans on a servicing released basis.  The Company sold loans previous to 2006 on a servicing retained basis.  Servicing assets were recorded on loans sold with servicing retained and were capitalized in other assets and expensed into other income against service fee income in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

Servicing fee income, which is reported on the income statement as mortgage banking income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal.  The amortization of mortgage servicing rights is netted against mortgage servicing fee income.  Servicing fees, net of amortization, totaled $39,000, $49,000 and $60,000 for the years ended December 31, 2008, 2007 and 2006. The Company recorded an impairment charge of $69,000, $0, and $0 for the years ended December 31, 2008, 2007 and 2006.  Late fees and ancillary fees related to loan servicing are not material.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company Owned Life Insurance:  The Company has purchased life insurance policies on certain key executives.  In accordance with EITF 06-5, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Foreclosed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs after acquisition are expensed.  Foreclosed assets amounted to $1.2 million and $575,000 at year-end 2008 and 2007, respectively, and are included in other assets in the consolidated balance sheets.

Repurchase Agreements:  Repurchase agreement liabilities, included in other borrowings, represent amounts advanced by various customers.  Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Equity:  Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock.  Stock dividends of 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital.  Fractional share amounts are paid in cash with a reduction in retained earnings.  Treasury stock is carried at cost.

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

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation:  Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant.  Compensation cost for performance unit awards is based on both the fair market value of the shares at the grant date and the Company’s stock price at the end of the reporting cycle.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock and sixty-five percent of the performance unit awards.  The remaining thirty-five percent of the total performance unit awards are paid in cash and is therefore classified as a liability, with total compensation cost changing as the Company’s stock price changes.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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
December 31, 2008, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives:  Derivative financial instruments are recognized as assets or liabilities at fair value.  The Company's derivatives consist mainly of interest rate swap agreements, which are used as part of its asset liability management to help manage interest rate risk.  The Company does not use derivatives for trading purposes.

At the start of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to likely effectiveness as a hedge.  These three types are a hedge of the fair value of a recognized asset or liability of an unrecognized firm commitment (“fair value hedge”), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  For both types of hedges, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.  Changes in the fair value of stand-alone derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

During 2007, the Company determined that its use of hedge accounting for its interest rate swap was in error.  See Note 14 for additional details.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $1.4 million was required to meet regulatory reserve and clearing requirements at year-end 2008 and 2007.  Beginning in October 2008, balances on deposit with the Federal Reserve began earning interest.

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
December 31, 2008, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.  In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in a market that is not active.  FSP 157-3 was used to determine the fair value of trust preferred securities (see Footnote 2).

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue was effective for fiscal years beginning after December 15, 2007.  The impact of adoption was not material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The impact of adoption was not material.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment.  The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007.  The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

On January 12, 2009, the FASB issued FSP No. EITF 99-20-1, Amendements to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20.  FSP EITF 99-20-1 changed the guidance for the determination of whether an impariment of certain non-investment grade, beneficial interests in securitized financial interests assets is considered other-than-temporary.  The adoption of FSP EITF 99-20-1, effective December 31, 2008, did not have a material impact on the Company’s consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Corporation does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

Reclassifications:  Some items in the prior years’ financial statements were reclassified to conform to the current presentation.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 2 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows.

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2008	(In thousands)
State and municipal	$20,542	$174	$(558)
Mortgaged-backed agencies	97,588	2,430	(12)
Corporate bonds, including trust preferred securities	3,285	-	(2,411)
Mutual funds	244	-	(6)
Total	$121,659	$2,604	$(2,987)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2007	(In thousands)
U.S. Government and federal agency	$6,077	$83	$-
State and municipal	13,312	281	(1)
Mortgaged-backed agencies	73,252	519	(568)
Corporate bonds, including trust preferred securities	6,583	-	(297)
Mutual funds	241	-	(9)
Total	$99,465	$883	$(875)

Sales of available for sale securities were as follows.

	2008	2007	2006
	(In thousands)
Proceeds	$19,098	$10,937	$2,990
Gross gains	364	2	-
Gross losses	-	(43)	-

The tax provision (benefit) applicable to these net realized gains (losses) amounted to $ 124,000, $(14,000) and $0, respectively.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 2 – SECURITIES (Continued)

Contractual maturities of available for sale securities at year-end 2008 were as follows.  Mortgage-backed agency securities and mutual funds which do not have a single maturity date are shown separately.

Fair Value
(In thousands)
Due in one year or less	$594
Due from one to five years	2,177
Due from five to ten years	3,493
Due after ten years	17,563
Mortgage-backed agencies	97,588
Mutual Funds	244
Total	$121,659

Securities pledged at year-end 2008 and 2007 had a carrying amount of $81.5 million and $76.0 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
(In thousands)
2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$13,174	$(558)	$-	$-	$13,174	$(558)
Mortgaged-backed agencies	2,241	(8)	560	(4)	2,801	(12)
Corporate bonds, including trust preferred securities	-	-	3,285	(2,411)	3,285	(2,411)
Mutual funds	-	-	244	(6)	244	(6)
Total temporarily impaired	$15,415	$(566)	$4,089	$(2,421)	$19,504	$(2,987)

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 2 – SECURITIES (Continued)
	Less than 12 Months		12 Months or More		Total
(In thousands)
2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$886	$(1)	$-	$-	$886	$(1)
Mortgaged-backed agencies	1,796	(1)	39,934	(567)	41,730	(568)
Corporate bonds, including trust preferred securities	5,589	(290)	995	(7)	6,584	(297)
Mutual funds	-	-	241	(9)	241	(9)
Total temporarily impaired	$8,271	$(292)	$41,170	$(583)	$49,441	$(875)

All unrealized losses are reviewed on at least a quarterly basis to determine whether the losses are other than temporary and are reviewed more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and, in the case of our trust preferred securities, the present value of the estimated remaining cash flows.

A significant portion of the Company’s unrealized losses at December 31, 2008 were related to six trust preferred securities.  The decrease in the fair value of these securities is due primarily to the lack of transactions for these types of securities as market participants are currently unwilling to conduct transactions unless forced to do so.  Management reviewed these securities in accordance with FSP EITF 99-20-1, “Amendements to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”), which requires the Company to determine whether the fair value of the beneficial interest has declined below the reference amount and if the decline is other than temporary.  If the holder’s determination of the expected cash flows has adversely changed, an other-than-temporary impairment is considered to have occurred.

Management utilized a discounted cash flow analysis to determine if there was other-than-temporary impairment related to these 6 securities.  The cash flow models were provided by our investment advisors and were used to determine if the expected cash flows as of December 31, 2008 were consistent with the expected cash flows at the date of purchase.  The cash flow models included assumptions related to prepayments and anticipated deferrals and defaults for the underlying issuers comprising each issuance.  The results of the analysis indicated there had not been an adverse change in the expected cash flows for each of the trust preferred securities we own.  Management also reviewed other relevant information in our assessment including:  multiple broker quotes, the duration of the unrealized loss, the severity of the decline in fair value, financial information of the underlying issuers within each trust preferred security, and the ability and intent of the Company to hold the security until recovery.  Also, the Company reviewed known and anticipated deferrals and defaults of the underlying issues within the trust preferred securities as of December 31, 2008 and subsequent to year-end.  Based on review of the cash flow analyses and the other factors identified above, management determined the Company’s trust preferred security were not other-than-temporarily impaired and therefore did not recognize a loss into income.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 2 – SECURITIES (Continued)

Certain securities within the Company’s state and municipal portfolio have unrealized losses as of December 31, 2008 which have not been recognized into earnings. Management has reviewed the municipal portfolio and determined that a majority maintain investment grade ratings while five of the remaining securities have not been graded by a rating agency due to downgrades of the companies insuring the issuance which did not impact management’s estimate of credit worthiness of the issuer.  In addition, the duration of the unrealized losses in the state and municipal portfolio have all been less than twelve months.  Management has the intent and the ability to hold the securities until recovery and is unaware of any other circumstances which may indicate other-than-temporary impairment.

NOTE 3 – LOANS

Loans at year-end were as follows:

	2008	2007
	(In thousands)
Commercial	$95,365	$88,353
Real Estate:
Residential	177,230	186,831
Commercial	206,973	191,774
Construction	73,936	87,364
Home Equity	60,539	60,380
Loans secured by deposit accounts	1,242	1,322
Consumer	17,296	20,024
Subtotal	632,581	636,048
Less: Allowance for loan losses	(9,478)	(6,316)
Loans, net	$623,103	$629,732

During 2008 and 2007, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

Activity in the allowance for loan losses was as follows:

	2008	2007	2006
	(In thousands)
Beginning balance	$6,316	$5,654	$5,920
Acquired allowance of SCSB, July 1, 2006	-	-	754
Provision for loan losses	6,857	1,296	262
Loans charged-off	(3,813)	(801)	(1,354)
Recoveries	118	167	72
Ending balance	$9,478	$6,316	$5,654

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 3 – LOANS (Continued)

Information about impaired loans is presented below.  There were no impaired loans for the periods presented without an allowance allocation.

	2008	2007	2006
	(In thousands)
Impaired loans at year-end	$20,189	$9,295	$4,399
Amount of the allowance for loan losses allocated	4,413	1,593	865
Average of impaired loans during the year	8,107	4,628	4,783
Interest income recognized and received during impairment	4	75	1

Nonperforming loans at year-end were as follows.
Loans past due over 90 days still on accrual	$-	$244	$-
Non-accrual loans	20,702	11,134	5,566

Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

Related Party Loans: Loans to principal officers, directors, and their affiliates were as follows.

2008
(In thousands)
Beginning loans	$22,655
New loans	10,715
Effect of changes in related parties	413
Repayments	(9,976)
Ending loans	$23,807

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates as of December 31, 2008 and 2007 were $12.6 million and $7.7 million.

Mortgage Banking Activities: Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $14.4 million and $17.3 million at year-end 2008 and 2007.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in non-interest bearing deposits, were approximately $79,000 and $62,000 at year-end 2008 and 2007.  Servicing assets related to these loans, included in other assets, were $69,000 and $147,000 at year-end 2008 and 2007.  The servicing asset valuation allowance was $69,000 and $0 at year-end 2008 and 2007.  Amortization expense was $8,000, $8,000 and $9,000 at year-end 2008, 2007, and 2006.  The company recorded impairment charges of $69,000, $0, and $0 in 2008, 2007, and 2006. The fair value for mortgage servicing rights were $69,000 and $158,000 at year-end 2008 and 2007.  Fair value at year-end 2008 was determined using a discount rate of 12.0%, prepayment speeds ranging from 18.00% to 45.00%, depending on the stratification of the specific right, and a default rate of 0.00%.  Fair value at year-end 2007 was determined using a discount rate of 9.50%, prepayment speeds ranging from 8.50% to 40.00%, depending on the stratification of the specific right, and a default rate of 0.00%.

The weighted average amortization period is 5.4 years.  Estimated amortization expense for each of the next five years is approximately $12,800 per year.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 4- PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2008	2007
	(In thousands)
Land and land improvements	$2,766	$2,629
Buildings	13,176	13,225
Furniture, fixtures and equipment	11,085	10,818
Leasehold improvements	1,384	1,198
	28,411	27,870
Less: Accumulated depreciation	(13,283)	(12,723)
	$15,128	$15,147

Depreciation expense was $1.5 million, $1.3 million, and $1.2 million for 2008, 2007, and 2006.

Branch location rent expense was $672,000, $512,000 and $409,000 for 2008, 2007, and 2006, respectively.  Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

2009	$626
2010	554
2011	546
2012	532
2013	404
Thereafter	1,355
Total	$4,017

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance for goodwill during the year is as follows (in thousands):

	2008	2007
Beginning of year	$15,335	$15,983
Acquisition adjustments	-	(648)
End of year	$15,335	$15,335

The adjustments to goodwill in 2007 resulted from the finalization of the fair value of assets acquired with the purchase of TBI on July 1, 2006.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (Continued)

Acquired Intangible Assets

Acquired intangible assets were as follows at year end (in thousands):

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles (see Note 2)	$3,069	$930	$3,069	$581
Other customer relationship intangibles	443	90	443	32
Total	$3,512	$1,020	$3,512	$613

Aggregate amortization expense was $407,000, $438,000 and $176,000 for 2008, 2007 and 2006.

Estimated amortization expense for each of the next five years (in thousands):

2009	$395
2010	389
2011	377
2012	356
2013	332

NOTE 6 – DEPOSITS

Time deposits of $100,000 or more were $118.0 million and $101.0 million at year-end 2008 and 2007.   Brokered deposits were $5.9 million at year-end 2008 and 2007.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows:

2009	$238,867
2010	41,441
2011	4,965
2012	2,406
2013	828

Deposits from principal officers, directors and their affiliates at year-end 2008 and 2007 were approximately $28.7 million and $22.2 million.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements representing overnight borrowings from deposit customers, federal funds purchased representing overnight borrowings from other financial institutions, lines of credit with other financial institutions and a structured repurchase agreement.  The debt securities sold under the repurchase agreements were under the control of the subsidiary banks during 2008 and 2007.

The Company has available a revolving line of credit with a bank for $10.0 million.  The line of credit expires on June 30, 2009 and bears interest at LIBOR plus 1.25% (2.97% at December 31, 2008).  Payments are due quarterly and are interest only.  The line of credit is collateralized by 500 shares of Your Community Bank common stock.  The outstanding balance on the line of credit was $9.2 million and $8.6 million at December 31, 2008 and 2007.

Information concerning 2008 and 2007 other borrowings is summarized as follows.

	2008	2007
	(Dollars in thousands)
Repurchase agreements at year-end
Balance	$60,011	$54,443
Weighted average interest rate	0.42%	3.36%
Repurchase agreements during the year
Average daily balance	$50,260	$48,547
Maximum month-end balance	60,011	54,443
Weighted average interest rate	1.30%	4.10%

Federal funds purchased and lines of credit at year-end
Balance	$9,172	$8,553
Weighted average interest rate	2.97%	6.01%
Federal funds purchased and lines of credit during the year
Average daily balance	$10,631	$13,687
Maximum month-end balance	28,367	32,139
Weighted average interest rate	4.22%	5.78%

Structured repurchase agreement at year-end
Balance	$9,800	$9,800
Weighted average interest rate	4.90%	2.79%
Structured repurchase agreement during the year
Average daily balance	$9,800	$1,128
Maximum month-end balance	9,800	9,800
Weighted average interest rate	3.05%	2.72%

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

	2008		2007
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)

Fixed rate	4.90%	$111,943	5.63%	$91,376

The advances were collateralized by $320.1 million and $335.6 million of first mortgage and commercial real estate loans under a blanket lien arrangement and certain available for sale securities at year-end 2008 and 2007.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional $46.7 million at year-end 2008.

The contractual maturities of advances outstanding as of December 31, 2008 are as follows:

(In thousands)
2009	$31,991
2010	64,952
2011	10,000
2012	-
2013	5,000
$111,943

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

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 9 - SUBORDINATED DEBENTURES

On June 15, 2006, a trust  formed by the  Company,  Community Bank Shares (IN) Statutory Trust II (Trust II), issued  $10.0 million of floating rate trust preferred securities as part of a pooled offering of such securities.  On June 17, 2004, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust I (Trust I), issued $7.0 million of floating  rate trust preferred securities as part of a pooled offering of such securities.  The Company issued subordinated debentures to Trusts I and II in exchange for the proceeds of each offering; the debentures and related debt issuance costs represent the sole assets of Trusts I and II.  Distributions on the trust preferred securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 1.70% (3.70% as of the last adjustment) for Trust II and three-month LIBOR plus 2.65% (4.52% as of the last adjustment) for Trust I and are included in interest  expense.

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

Subordinated debentures are considered as Tier I capital for the Company under current regulatory guidelines.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 10 – BENEFIT PLANS

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

A reconciliation of the projected benefit obligation and the value of plan assets follow.

	2008	2007
	(In thousands)
Change in projected benefit obligation
Balance, beginning of year	$991	$933
Interest cost	56	53
Actuarial (gain) loss	(47)	52
Benefits paid to participants	(33)	(47)
Ending benefit obligation	967	991

Change in plan assets
Fair value, beginning of year	702	659
Actual return on plan assets	(211)	18
Employer contributions	128	72
Benefits paid to participants	(33)	(47)
Fair value, end of year	586	702

Funded status	$(381)	$(289)

Amounts recognized in accumulated other comprehensive loss consisted of a net actuarial loss of $584,000 and $372,000 at year-end 2008 and 2007.  The accumulated benefit obligation was $967,000 and $991,000 at year-end 2008 and 2007.  The funded status of the plan was a liability as of the years ended 2008 and 2007 is reported in other liabilities in the Company’s consolidated financial statements.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	2008	2007	2006
	(Dollars in thousands)
Interest cost	$56	$53	$52
Expected return on plan assets	(56)	(53)	(49)
Amortization of unrecognized loss	8	27	43
Net periodic benefit cost	8	27	46

Net loss	212	60	-
Total recognized in other comprehensive loss	212	60	-

Total recognized in net periodic benefit cost and other
comprehensive loss	$220	$87	$46

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 10 – BENEFIT PLANS (Continued)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $16,000.

Assumptions

	2008	2007	2006
Discount rate on benefit obligation	6.00%	5.75%	5.75%
Rate of expected return on plan assets	8.00%	8.00%	8.00%
Discount rate for periodic benefit costs	5.75%	5.75%	5.50%

Plan Assets:  The Company’s target allocation for 2009, pension plan asset allocation at year-end 2008 and 2007, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end		Weighted-Average Expected Long-Term
	2009	2008	2007	Rate of Return
Asset Category
Mutual funds	85%	98%	99%	9.0%
Money market	15	2	1	4.0
Total	100%	100%	100%	8.0%

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

Estimated Future Payments:   The following benefit payments, which reflect expected future service, are expected (in thousands):

Pension Benefits
2009	$32
2010	32
2011	32
2012	32
2013	32
Years 2014-2018	260

The Company expects to contribute approximately $44,000 to its pension plan in 2009.

Your Community Bank is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit pension plan covering two of its employees.  Employees are fully vested at the completion of five years of participation in the plan.  No contributions were required during the three-year period ended December 31, 2008.  There have been no new enrollments since 1998.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 10 – BENEFIT PLANS (Continued)

Defined Benefit Plans - SCSB:

The Company acquired a defined benefit retirement plan upon the purchase of SCSB.  Per the merger agreement, the plan was curtailed.  The Company settled this plan in the fourth quarter of 2007 which resulted in a gain of $49,000.

Employee Stock Ownership Plan:  In the fourth quarter of 2007, the Company terminated the ESOP and distributed all the shares held in the ESOP trust to participants.  Contributions to the ESOP and expense were $0 for 2008, 2007 and 2006.

Deferred Compensation Arrangements:  The Company has entered into deferred compensation arrangements with certain directors and officers.  The liability for such arrangements is fully accrued during the service period, with benefits paid monthly upon retirement until death, or date specified by the agreement.  The liability was $295,000 and $360,000 at December 31, 2008 and 2007, respectively, and was included in other liabilities in the Company’s consolidated financial statements.  Expense related to these arrangements for 2008, 2007 and 2006 was $(11,000), $15,000 and $17,000.

Defined Contribution Plans:  The 401(k) benefit plan matches employee contributions equal to 100% of the first 3% plus 50% of the next 2% of the compensation contributed.  Expense for 2008, 2007 and 2006 was $274,000, $213,000 and $206,000.

NOTE 11 – STOCK-BASED COMPENSATION PLANS

The Company has three share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $325,000, $122,000, and $332,000 for 2008, 2007, and 2006.  The total income tax benefit was $68,000, $1,000, and $82,000.

Stock Options:  The Company’s stock option plan provides for the granting of both incentive and nonqualified stock options for up to 400,000 shares of common stock at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years.  Non-employee directors are eligible to receive only nonqualified stock options.  As of December 31, 2008, the plan allows for additional option grants of up to 217,550 shares.

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

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 11 – STOCK-BASED COMPENSATION PLANS (Continued)

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.  The Company did not grant options during 2008.

	2007	2006
Risk-free interest rate	5.10%	5.07%
Expected term	5.7 years	5.7 years
Expected stock price volatility	15.38%	16.09%
Dividend yield	3.24%	2.91%

A summary of the activity in the stock option plan for 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In thousands)
Outstanding at beginning of year	301	$20.40
Granted	-	-
Exercised	-	-
Forfeited	(5)	21.98
Expired	(33)	18.88
Outstanding at end of year	263	$20.56	7.1	$-
Vested and expected to vest	263	$20.56	7.1	$-
Exercisable at end of year	150	$19.35	4.5	$-

Information related to the stock option plan during each year follows (in thousands, except for weighted fair value of options granted):

	2008	2007	2006
Intrinsic value of options exercised	$-	$-	$9
Cash received from option exercises	-	-	15
Tax benefit realized from option exercises	-	-	80
Weighted average fair value of options granted	-	2.76	3.61

As of December 31, 2008, there was $116,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.18 years.

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
December 31, 2008, 2007 and 2006

NOTE 11 – STOCK-BASED COMPENSATION PLANS (Continued)

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

 A summary of changes in the Company’s nonvested units for the year follows:

Nonvested Units	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2008	29	$22.45
Granted	23	18.68
Vested	(29)	22.45
Forfeited	-	-
Nonvested at December 31, 2008	23	$18.68

As of December 31, 2008, there was $70,000 of total unrecognized compensation cost related to nonvested units granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.0 years.  The total fair value of units vested during the years ended December 31, 2008, 2007 and 2006 was $335,000, $0 and $259,000.  There were no modifications or cash paid to settle performance unit awards during the three year period ending December 31, 2008.

Restricted Share Awards:  The Company may grant restricted share awards to employees for up to 400,000 shares of common stock.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the market value of the Company’s stock on the grant date.  The restricted shares fully vest on the third anniversary of the grant date.

 A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2008	-	$-
Granted	20	18.72
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2008	20	$18.72

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 11 – STOCK-BASED COMPENSATION PLANS (Continued)

As of December 31, 2008, there was $259,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.1 years.  There were no shares that vested during the years ended December 31, 2008, 2007 and 2006.  There were no modifications or cash paid to settle restricted share awards during the three year period ended December 31, 2008.

NOTE 12 - INCOME TAXES

Income tax expense (benefit) was as follows.

	2008	2007	2006
	(In thousands)
Current	$383	$1,221	$1,177
Deferred	(1,458)	(393)	81
Change in valuation allowance	384	77	85
Total	$(691)	$905	$1,343

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

	2008		2007		2006
	(Dollars in thousands)
Federal statutory rate times financial statement income	$44	34.0%	$1,499	34.0%	$1,854	34.0%
Effect of:
Tax-exempt income	(381)	(292.6)	(253)	(5.7)	(222)	(4.1)
State taxes, net of federal benefit	(384)	(294.7)	(77)	(1.7)	(85)	(1.6)
Change in valuation allowance	384	294.7	77	1.7	85	1.6
Nontaxable earnings on company owned insurance policies	(250)	(191.5)	(231)	(5.2)	(195)	(3.6)
New markets tax credit	(180)	(138.1)	(180)	(4.1)	(150)	(2.8)
Incentive stock options expense	43	32.8	40	0.9	31	0.6
Other, net	33	25.3	30	0.6	25	0.5
Total	$(691)	(530.1)%	$905	20.5%	$1,343	24.6%

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 12 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following.

	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,222	$2,528
Employee benefit plans	100	229
Minimum pension liability	198	126
Net unrealized loss on securities available for sale	126	-
Net unrealized depreciation on interest rate swap	-	80
Net operating loss carryforward	806	422
Other	142	46
	4,594	3,431
Deferred tax liabilities:
Premises and equipment	(407)	(489)
FHLB stock	(308)	(362)
Deferred loan fees and costs	(254)	(169)
Mortgage servicing rights	(23)	(59)
Net unrealized gain on securities available for sale	-	(7)
Fair value adjustments from acquisitions	(238)	(266)
Intangible assets	(847)	(1,159)
Prepaid pension expense	-	(32)
Prepaid expenses	(102)	(173)
Other	(143)	(106)
	(2,322)	(2,822)
Valuation allowance on net deferred tax assets	(806)	(422)
Net deferred tax asset	$1,466	$187

The Company incurred net operating losses for state income taxes during years 2002 through 2008 which will be carried forward and applied to future state taxable income.  Due to the uncertainty of the Company’s ability to use this benefit, a valuation allowance has been recorded.  The cumulative state net operating loss is $7.1 million and can be carried forward for 15 years with expiration beginning in 2017.

Retained earnings of Your Community Bank includes approximately $3.7 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount for Your Community Bank at December 31, 2008 was approximately $1.3 million.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 12- INCOME TAXES (Continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(In thousands)
Balance at January 1	$55	$51
Additions based on tax positions related to the current year	-	24
Reductions due to statute of limitations	-	(20)
Reductions for tax positions of prior years	(55)	-
Balance at December 31	$-	$55

As of December 31, 2007, the Company’s 2004 and 2005 federal tax returns were being audited by the Internal Revenue Service.  In the first quarter of 2008,  the Company received notification the Internal Revenue Service had completed their audits and had determined adjustments were not required for tax positions taken in those returns.  Accordingly, the Company reduced its reserve for unrecognized tax benefits in 2008 by $55,000.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2008 and 2007 were $0 and $(3,000), and the amount accrued for interest and penalties at December 31, 2008 and 2007 were $0 and $17,000.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2005.

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of December 31, 2008 and 2007, the most recent regulatory notifications categorized YCB and SCSB as well capitalized under the regulatory framework for prompt corrective action.  There are no considerations or events since December 31, 2008 that management believes have changed the institution’s classification as well capitalized.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

YCB currently has a regulatory agreement with the FDIC that requires YCB to maintain a Tier 1 capital ratio of 8%.  YCB is currently in compliance with the Tier 1 capital requirement.

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008	(Dollars in millions)
Total Capital (to Risk Weighted Assets):
Consolidated	$70.7	10.7%	$52.7	8.0%	N/A	N/A
Your Community Bank	65.5	11.5	45.4	8.0	56.8	10.0%
Scott County State Bank	13.4	14.1	7.6	8.0	9.5	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$62.4	9.5%	$26.3	4.0%	N/A	N/A
Your Community Bank	58.3	10.3	22.7	4.0	34.1	6.0%
Scott County State Bank	12.7	13.3	3.8	4.0	5.7	6.0

Tier I Capital (to Average Assets):
Consolidated	$62.4	7.6%	$33.1	4.0%	N/A	N/A
Your Community Bank	58.3	8.2	28.3	4.0	35.4	5.0%
Scott County State Bank	12.7	9.4	5.4	4.0	6.7	5.0

2007
Total Capital (to Risk Weighted Assets):
Consolidated	$69.8	10.9%	$51.1	8.0%	N/A	N/A
Your Community Bank	62.6	11.2	44.6	8.0	55.8	10.0%
Scott County State Bank	13.7	15.9	6.9	8.0	8.6	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$63.5	9.9%	$25.6	4.0%	N/A	N/A
Your Community Bank	56.9	10.2	22.3	4.0	33.5	6.0%
Scott County State Bank	13.1	15.2	3.4	4.0	5.2	6.0

Tier I Capital (to Average Assets):
Consolidated	$63.5	8.0%	$31.9	4.0%	N/A	N/A
Your Community Bank	56.9	8.6	26.5	4.0	33.1	5.0%
Scott County State Bank	13.1	9.5	5.5	4.0	6.9	5.0

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Dividend Restrictions:  The Company’s principal source of funds for dividend payments is dividends received from the Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  During 2009, the YCB and SCSB could, without prior approval, declare dividends of approximately $799,000 and $0 plus any 2009 net profits retained to the date of the dividend declaration, respectively.

NOTE 14 – INTEREST RATE SWAPS

On August 30, 2002, the Company entered into a $25,000,000 notional amount interest rate swap arrangement to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 6.51% which matured on August 30, 2007.  An additional $25,000,000 notional amount interest rate swap was entered into on June 19, 2003 to exchange variable payments of interest tied to Prime for receipt of fixed rate payments of 5.22% which matured on June 19, 2008.  The variable rate of the swaps reset daily, with net interest being settled monthly.  The notional amount of the swaps did not represent amounts exchanged by the parties.  The amounts exchanged were determined by reference to the notional amount and other terms of the swaps.

Prior to December 31, 2007, these interest rate swap agreement were reported, and had been since their inception, as cash flow hedges as the Company believed the critical terms of the swap agreements matched the critical terms of the variable rate loans and concluded that interest rate swap agreements were effective cash flow hedges.  As of December 31, 2007, the Company determined that accounting for these agreements as cash flows hedges was in error because a critical term did not match.  The Company did not designate the swap agreements to pools of variable rate loans with like spreads to prime rate, such as prime plus .25%, prime plus .50%, etc., but did so only in total.  Therefore, fluctuations in the fair value of the interest rate swaps should have been recorded in other non-interest income instead of in other comprehensive loss.  As of December 31, 2007, the remaining interest rate swap had a fair value of $234,000, which amount was reversed out of other comprehensive loss and reported in other non-interest income.  The Company reported a gain of $234,000 on the maturation of the swap for the year-ended December 31, 2008.  During the 12 months ended December 31, 2008, 2007 and 2006, respectively, the Company recognized expense of $54,000, $1,014,000 and $1,061,000, respectively.  The fair value of the swap was a liability of $234,000 as of year–end 2007 and was reported in other liabilities in the Company’s consolidated financial statements.

NOTE 15 - OFF-BALANCE-SHEET ACTIVITIES

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

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 15 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2008		2007
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to make loans	$1,734	$350	$858	$13,731
Unused lines of credit	2,493	119,803	8,043	127,959
Letters of credit	-	5,737	-	6,914

Commitments to make loans are generally made for periods of 30 days or less and are at market rates.  The fixed rate loan commitments have interest rates ranging from approximately 4.88% to 8.88% and maturities ranging from 3 years to 15 years.

NOTE 16 - FAIR VALUE

FASB Statement No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 16 - FAIR VALUE (Continued)

Collateralized debt obligations which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, these investments are now priced using Level 3 inputs.  The fair values of our collateralized debt obligations are determined by capital market traders of our bond accountant using a base discount margin driven by current market fundamentals adjusted for characteristics unique to each security and the security’s discounted projected cash flows.

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Servicing Rights:  The fair value of servicing rights is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008, Using
	Assets at Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Available for sale securities	$121,659	$—	$118,374	$3,285

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 16 - FAIR VALUE (Continued)

The rollforward of activity for the Company’s significant unobservable inputs (Level 3) is as follows:

Twelve Months Ended December 31, 2008
(in thousands)

Balance, January 1, 2008	$—
Transfer into level 3, April 1, 2009	5,189
Net unrealized loss	(1,756)
Principal paydowns	(148)
Balance, December 31, 2008	$3,285

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements at December 31, 2008, Using
	Assets at Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Impaired loans	$15,776	$—	$—	$15,776
Mortgage servicing rights	69	—	69	—

The Company measures for impairment using the fair value of the collateral for collateral-dependent loans.  The Company’s impaired loans totaled $20.2 million as of December 31, 2008, which included collateral-dependent loans with a carrying value of $15.8 million.  As of December 31, 2008, the Company’s collateral dependent loans had a valuation allowance of $4.4 million, resulting in an additional provision for loan losses of $3.7 million during the twelve months ended December 31, 2008.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 16 - FAIR VALUE (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows at year-end.

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$19,724	$19,724	$14,570	$14,570
Interest-bearing deposits in other financial institutions	45,749	45,749	13,943	13,943
Loans held for sale	308	312	757	767
Loans, net	623,103	615,501	629,732	636,433
Accrued interest receivable	3,163	3,163	3,537	3,537
Federal Home Loan Bank and Federal Reserve Stock	8,472	n/a	8,096	n/a

Financial liabilities
Deposits	603,185	589,537	573,346	565,741
Other borrowings	78,983	80,158	72,796	72,796
Federal Home Loan Bank Advances	111,943	116,007	91,376	94,431
Subordinated debentures	17,000	12,699	17,000	16,220
Accrued interest payable	1,705	1,705	1,956	1,956
Interest rate swap	-	-	234	234

The methods and assumptions used to estimate fair value are described as follows:

The estimated fair value equals the carrying amount for cash and due from banks, interest-bearing deposits in other financial institutions, accrued interest receivable and payable, demand deposits, other borrowings, and variable rate loans or deposits that reprice frequently and fully.  Interest rate swap fair values are based on market prices or dealer quotes.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of loans held for sale is based on market quotes.  It is not practical to determine the fair value of FHLB and Federal Reserve stock due to restrictions placed on transferability.  Fair value of FHLB advances and subordinated debentures are based on current rates for similar financing.  The fair value of off-balance-sheet items is based on current fees or costs that would be charged to enter into or terminate such arrangements and is not material.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 17- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and due from financial institutions	$826	$7
Interest-bearing deposits in other financial institutions	5	-
Investment in subsidiaries	88,583	88,217
Other assets	799	2,656
Total assets	$90,213	$90,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other borrowings	$9,172	$8,554
Subordinated debentures	17,000	17,000
Accrued expenses and other liabilities	1,442	861
Total liabilities	27,614	26,415
Total shareholders’ equity	62,599	64,465
	$90,213	$90,880

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2008	2007	2006
Income	(In thousands)
Dividends from subsidiaries	$4,000	$4,500	$950
Expense
Operating expenses	2,669	3,171	2,057
Income (loss) before income taxes and equity
in undistributed net income of subsidiaries	1,331	1,329	(1,107)
Income tax benefit	864	1,037	668
Income (loss) before equity in undistributed net
income of subsidiaries	2,195	2,366	(439)
Equity in undistributed net income (loss) of subsidiaries	(1,374)	1,137	4,550
Net Income	$821	$3,503	$4,111

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities	(In thousands)
Net income	$821	$3,503	$4,111
Adjustments to reconcile net income to net cash
from operating activities
Equity in undistributed net (income) loss of subsidiaries	1,374	(1,137)	(4,550)
Share-based compensation expense	309	122	332
Net change in other assets and liabilities	2,297	(1,415)	63
Net cash from operating activities	4,801	1,073	(44)

Cash flows from investing activities
Acquisition of The Bancshares, Inc.	-	-	(11,001)
Net change in interest-bearing deposits with banks	(5)	-	-
Investment in subsidiary	(2,000)	-	-
Net cash from investing activities	(2,005)		(11,001)

Cash flows from financing activities
Net change in short-term borrowings	618	5,074	3,480
Proceeds from issuance of subordinated debenture	-	-	10,000
Exercise of stock options	-	-	15
Purchase of treasury stock	(400)	(3,904)	(685)
Tax benefit of stock options exercised	-	-	80
Cash dividends paid	(2,195)	(2,299)	(1,921)
Net cash from financing activities	(1,977)	(1,129)	10,969

Net change in cash	819	(56)	(76)
Cash at beginning of year	7	63	139
Cash at end of year	$826	$7	$63

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

 NOTE 18 – EARNINGS PER SHARE

The factors used in the earnings per share computation follows.

	2008	2007	2006
Basic	(In thousands, except share and per share amounts)
Net Income	$821	$3,503	$4,111
Average shares:
Common shares issued	3,863,942	3,863,942	3,436,051
Less: Treasury stock	(615,157)	(514,521)	(413,004)
Average shares outstanding	3,248,785	3,349,421	3,023,047
Net income per common share, basic	$0.25	$1.05	$1.36

Diluted
Net Income	$821	$3,503	$4,111
Average shares:
Common shares outstanding for basic	3,248,785	3,349,421	3,023,047
Add: Dilutive effects of outstanding options	10,376	24,802	32,610
Average shares and dilutive potential
common shares	3,259,161	3,374,223	3,055,657
Net income per common share, diluted	$0.25	$1.04	$1.35

Stock options of 241,000, 197,000, and 138,000 common shares were excluded from 2008, 2007, and 2006 diluted earnings per share because they were anti-dilutive.

Performance units of 22,500, 28,500, and 30,500 were excluded from 2008, 2007, and 2006 diluted earnings per share because all the conditions required for issuance at those dates had not been met.

Index
COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

	2008	2007	2006
	(In thousands)
Unrealized holding gains (losses) on available for
sale securities	$(27)	$1,216	$958
Less reclassification adjustments for (gains) losses
recognized in income	(364)	41	-
Net unrealized gain (loss) on securities available for
sale, net of reclassifications	(391)	1,257	958

Unrealized holding gain (loss) on interest rate swaps	-	44	(473)
Amounts reclassified to interest income	-	1,014	1,061
Net unrealized gain (loss) on interest rate swaps,
net of reclassifications	-	1,058	588

Change in minimum pension liability	-	-	125

Unrealized loss on pension benefits	(212)	(60)	-

Other comprehensive income (loss) before tax effects	(603)	2,255	1,671
Tax effect	202	(907)	(574)
Other comprehensive income (loss)	$(401)	$1,348	$1,097

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings (Loss) Per Share
	Interest Income	Net Interest Income	Net Income (Loss)	Basic	Diluted
2008	(In thousands, except per share amounts)
First quarter	$11,802	$5,782	$1,036	$0.32	$0.32
Second quarter	11,088	5,886	218	0.07	0.06
Third quarter	11,280	5,946	919	0.28	0.28
Fourth quarter	10,737	5,840	(1,352)	(0.42)	(0.42)

2007
First quarter	$12,638	$5,517	$1,015	$0.30	$0.29
Second quarter	12,797	5,669	915	0.27	0.27
Third quarter	12,881	5,593	1,088	0.33	0.33
Fourth quarter	12,446	5,588	485	0.15	0.15

Net income for the second and fourth quarters of 2008 and the fourth of 2007 were substantially impacted by increased provision for loan losses in those periods as compared to other periods in those years.  The provision for loan losses for the second and fourth quarters of 2008 and the fourth quarter of 2007 were $1.9 million, $3.5 million, and $892,000, respectively.

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

Index

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


Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and


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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2008, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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

/s/ James D. Rickard	/s/ Paul A. Chrisco
James D. Rickard	Paul A. Chrisco
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Index

Item 9B.  Other Information

There was no information to be disclosed by the Company on a Form 8-K during the fourth quarter of 2008 but not reported.

Part III

Item 10.  Directors, Executive Officers And Corporate Governance

The information regarding Company directors required by this item is incorporated herein by reference to information under the headings “Corporate Governance and Board Matters” and “Proposal No. 1 – Election of Directors” in our definitive proxy statement, to be filed with the SEC, relating to our 2009 annual meeting of shareholders (“2009 Proxy Statement”)the 2009 Proxy Statement.  Information regarding the members of the Audit Committee, the Company’s code of business conduct and ethics, the identification of the Audit Committee Financial Expert and stockholder nominations of directors is also incorporated by reference to the information under the aforesaid headings.  The information regarding our executive officers required by this item is incorporated by reference to the information in the 2009 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and person who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the Forms 3, 4 and 5 filed during 2008, and written representations from certain reporting persons that no Forms 5 were required, the Company reasonably believes that all required reports were timely filed.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the information under the heading “EXECUTIVE COMPENSATION” in the 2009 Proxy Statement.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning security ownership of management is incorporated herein by reference to the information under the heading “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” in the 2009 Proxy Statement.

Item 13.  Certain Relationships And Related Transactions, And Director Independence

Information concerning relationships and related transactions, and director independence is incorporated herein by reference to the information under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “CORPORATE GOVERNANCE AND BOARD MATTERS” and “CERATIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS” in the 2009 Proxy Statement.

Item 14.  Principal Accountant Fees And Services

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings “REPORT OF THE AUDIT COMMITTEE” and “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the 2009 Proxy Statement.

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

(a) (3) Exhibits
Reference is made to the Exhibit Index beginning on Page E-1 hereof.

Index

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.

March 31, 2009	By: /s/ James D. Rickard
James D. Rickard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James D. Rickard	President, Chief Executive Officer, and Director	March 31, 2009
James D. Rickard	(Principal Executive Officer)

/s/ Paul A. Chrisco	Senior Vice-President and Chief Financial Officer	March 31, 2009
Paul A. Chrisco	(Principal Financial and Accounting Officer)

/s/ Timothy T. Shea	Chairman of the Board of Directors and Director	March 31, 2009
Timothy T. Shea

/s/ Gary L. Libs	Director	March 31, 2009
Gary L. Libs

/s/ R. Wayne Estopinal	Director	March 31, 2009
R. Wayne Estopinal

/s/ George M. Ballard	Director	March 31, 2009
George M. Ballard

/s/ Gordon L. Huncilman	Director	March 31, 2009
Gordon L. Huncilman

/s/ Kerry M. Stemler	Director	March 31, 2009
Kerry M. Stemler

/s/ Steven R. Stemler	Director	March 31, 2009
Steven R. Stemler

/s/ Norman E. Pfau	Director	March 31, 2009
Norman E. Pfau

Index

Exhibit Index
Exhibit Number	Document	Filed with this Form 10-K	Incorporated By Reference
			Form	File No.	Date Filed
2.1	Agreement and Plan of Merger between Community Bank Shares of Indiana, Inc., The Bancshares, Inc., and CBIN Subsidiary, Inc.		8-K	000-25766	02/16/2006
3.1	Articles of Incorporation		8-K	000-25766	07/27/2007
3.2	Bylaws		8-K	000-25766	07/27/2007
4.0	Common Stock Certificate		8-K	000-25766	07/27/2007
10.1	Employment Agreement with Dale Orem *		10-K	000-25766	04/02/2002
10.2	Employment Agreement with Robert E. Yates*		10-K	000-25766	04/02/2002
10.3	Employment Agreement James D. Rickard *		10-Q	000-25766	11/14/2000
10.4	Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan *		S-8	333- 60089	07/29/1998
10.5	Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan *		S-3D S-3D	333-40211 333-130721	11/14/1997 12/28/2005
10.6	Employment Agreement with Christopher L. Bottorff *		10-K	000-25766	03/31/2003
10.7	Employment Agreement with Kevin J. Cecil *		10-K	000-25766	03/31/2004
10.8	Employment Agreement with Paul A. Chrisco *		10-K	000-25766	03/31/2004
10.9	Consulting Agreement with Dale L. Orem *		10-K	000-25766	03/31/2004
10.10	Community Bank Shares of Indiana, Inc. and Affiliates Business Ethics Policy		8-K	000-25766	04/24/2007
10.11	Community Bank Shares of Indiana, Inc. 2005 Stock Award Plan		Exh. B to DEF 14A	000-25766	11/06/2006
10.12	Amendment to Employment Agreement with James D. Rickard *		8-K	000-25766	11/06/2006
10.13	Amendment to Employment Agreement with Christopher L. Bottorff *		8-K	000-25766	11/06/2006
10.14	Amendment to Employment Agreement with Kevin J. Cecil *		8-K	000-25766	11/06/2006
10.15	Amendment to Employment Agreement with Paul A. Chrisco *		8-K	000-25766	11/06/2006
10.16	Amendment to Community Bank Shares of Indiana, Inc. Performance Units Plan		8-K	000-25766	10/23/2006
11.1	Computation of Earnings Per Share	X
21.0	Subsidiaries of Registrant	X
23.1	Consent of Crowe Horwath LLP	X
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.