Form 10-Q
period 2009-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2009-05-15
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐   Accelerated Filer  ☐   Non- Accelerated Filer  ☒  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,251,437 shares of common stock were outstanding as of May 8, 2009.

COMMUNITY BANK SHARES OF INDIANA, INC.

INDEX

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$13,746	$19,724
Interest-bearing deposits in other financial institutions	64,945	45,749
Securities available for sale	109,150	121,659
Loans held for sale	599	308
Loans, net of allowance for loan losses of $8,818 and $9,478	606,155	623,103
Federal Home Loan Bank and Federal Reserve stock	8,472	8,472
Accrued interest receivable	3,271	3,163
Premises and equipment, net	14,901	15,128
Company owned life insurance	17,930	17,745
Goodwill	15,335	15,335
Other intangible assets	2,400	2,492
Other assets	8,778	4,485
Total Assets	$865,682	$877,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$96,593	$92,467
Interest-bearing	503,746	510,718
Total deposits	600,339	603,185
Other borrowings	75,166	78,983
Federal Home Loan Bank advances	106,957	111,943
Subordinated debentures	17,000	17,000
Accrued interest payable	1,711	1,705
Other liabilities	2,273	1,948
Total liabilities	803,446	814,764

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,942 shares issued; 3,251,669 and 3,242,577 outstanding in 2009 and 2008, respectively	386	386
Additional paid-in capital	45,284	45,313
Retained earnings	28,323	28,268
Accumulated other comprehensive loss	(1,186)	(640)
Treasury stock, at cost (2009- 612,273 shares, 2008- 621,365 shares)	(10,571)	(10,728)
Total shareholders’ equity	62,236	62,599
Total Liabilities and Shareholders’ Equity	$865,682	$877,363

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$8,613	$10,412
Taxable securities	1,248	1,094
Tax-exempt securities	218	136
Federal Home Loan Bank and Federal Reserve dividends	159	99
Interest-bearing deposits in other financial institutions	66	61
Interest and dividend income	10,304	11,802

Interest expense
Deposits	2,696	3,838
Other borrowings	225	472
Federal Home Loan Bank advances	1,376	1,421
Subordinated debentures	167	289
Interest expense	4,464	6,020
Net interest income	5,840	5,782

Provision for loan losses	1,064	800

Net interest income after provision for loan losses	4,776	4,982

Non-interest income
Service charges on deposit accounts	760	749
Commission income	33	48
Net gain on sales of available for sale securities	773	-
Mortgage banking income	80	80
Earnings on company owned life insurance	185	171
Change in fair value and cash settlement of interest rate swap	-	157
Interchange income	207	192
Other income	143	111
Non-interest income	2,181	1,508

Non-interest expense
Salaries and employee benefits	3,219	2,970
Occupancy	623	469
Equipment	381	355
Data processing	575	476
Marketing and advertising	148	143
Legal and professional service fees	321	259
FDIC insurance premiums	288	16
Other expense	725	595
Total non-interest expense	6,280	5,283
Income before income taxes	677	1,207

Income tax expense	54	171

Net Income	$623	$1,036
Earnings per share:
Basic	$0.19	$0.32
Diluted	$0.19	$0.32

Dividends per share	$0.175	$0.175

Comprehensive income	$77	$1,979
See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2009	3,242,577	$386	$45,313	$28,268	$(640)	$(10,728)	$62,599
Comprehensive income:
Net income	—	—	—	623	—	—	623
Change in securities available for sale, net of reclassifications and tax effects	—	—	—	—	(522)	—	(522)
Unrealized loss on pension benefits, net of tax effects	—	—	—	—	(24)	—	(24)
Total comprehensive income	—	—	—	623	(546)	—	77
Cash dividends declared ($0.175 per share)	—	—	—	(568)	—	—	(568)
Issuance of treasury stock under dividend reinvestment plan	9,092		(75)			157	82
Stock award expense	—	—	46	—	—	—	46
Balance, March 31, 2009	3,251,669	$386	$45,284	$28,323	$(1,186)	$(10,571)	$62,236

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$623	$1,036
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,064	800
Depreciation and amortization	474	451
Net accretion of securities	(44)	(32)
Net gain on sales of available for sale securities	(773)	-
Mortgage loans originated for sale	(5,363)	(5,031)
Proceeds from mortgage loan sales	5,144	4,723
Net gain on sales of mortgage loans	(72)	(68)
Earnings on company owned life insurance	(185)	(171)
FHLB stock dividends	-	(5)
Shared based compensation expense	46	78
Net loss on disposition of other real estate	10	13
Net gain on disposition of premises and equipment	(1)	(2)
Net change in:
Accrued interest receivable	(108)	221
Accrued interest payable	6	(79)
Other assets	(4,237)	(146)
Other liabilities	288	194
Net cash from operating activities	(3,128)	1,982
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	(19,196)	4,154
Available for sale securities:
Sales	30,401	-
Purchases	(24,099)	(10,687)
Maturities, prepayments and calls	6,238	7,576
Loan originations and payments, net	15,558	1,108
Proceeds from the sale of other real estate	556	45
Purchases of premises and equipment	(171)	(343)
Proceeds from the sale of premises and equipment	1	8
Purchase of Federal Reserve and FHLB stock	-	(1)
Investment in cash surrender value of life insurance	-	(100)
Net cash from investing activities	9,288	1,760
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(2,835)	(8,276)
Net change in other borrowings	(3,817)	(8,531)
Proceeds from Federal Home Loan Bank advances	-	50,000
Repayment of Federal Home Loan Bank advances	(5,000)	(35,000)
Purchase of treasury stock	-	(237)
Cash dividends paid	(486)	(569)
Net cash from financing activities	(12,138)	(2,613)
Net change in cash and due from financial institutions	(5,978)	1,129
Cash and due from financial institutions at beginning of period	19,724	14,570
Cash and due from financial institutions at end of period	$13,746	$15,699

Supplemental noncash disclosures:
Transfer from loans to foreclosed real estate	$342	$62
Issuance of treasury shares under dividend reinvestment plan	$82	$-

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.  The consolidated financial statements include our accounts and our subsidiaries’ accounts.  All material intercompany balances and transactions have been eliminated in consolidation.

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

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
March 31, 2009:
Securities available for sale:
State and municipal	$26,674	$417	$(255)
Mortgage-backed	80,317	2,457	-
Corporate bonds, including trust preferred securities	1,914	-	(3,782)
Mutual funds	245	-	(5)
Total securities available for sale	$109,150	$2,874	$(4,042)

December 31, 2008:
Securities available for sale:
State and municipal	$20,542	$174	$(558)
Mortgage-backed	97,588	2,430	(12)
Corporate bonds, including trust preferred securities	3,285	-	(2,411)
Mutual funds	244	-	(6)
Total securities available for sale	$121,659	$2,604	$(2,987)

Sales of available for sale securities were as follows.

	Three Months Ended March 31
	2009	2008
	(In thousands)
Proceeds	$30,401	$-
Gross gains	773	-
Gross losses	-	-

Securities with unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2009	(In thousands)
State and municipal	$8,149	$(255)	$-	$-	$8,149	$(255)
Corporate bonds, including trust preferred securities	-	-	1,914	(3,782)	1,914	(3,782)
Mutual funds	-	-	245	(5)	245	(5)
Total temporarily impaired	$8,149	$(255)	$2,159	$(3,787)	$10,308	$(4,042)

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2008	(In thousands)
State and municipal	$13,174	$(558)	$-	$-	$13,174	$(558)
Mortgaged-backed	2,241	(8)	560	(4)	2,801	(12)
Corporate bonds, including trust preferred securities	-	-	3,285	(2,411)	3,285	(2,411)
Mutual funds	-	-	244	(6)	244	(6)
Total temporarily impaired	$15,415	$(566)	$4,089	$(2,421)	$19,504	$(2,987)

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

A significant portion of the Company’s unrealized losses at March 31, 2009 were related to six trust preferred securities.  The decrease in the fair value of these securities is due primarily to the lack of transactions for these types of securities as market participants are currently unwilling to conduct transactions unless forced to do so.  Management reviewed these securities in accordance with FSP EITF 99-20-1, “Amendements to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”), which requires the Company to determine whether the fair value of the beneficial interest has declined below the reference amount and if the decline is other than temporary.  If the holder’s determination of the expected cash flows has adversely changed, an other-than-temporary impairment is considered to have occurred.

Management utilized a discounted cash flow analysis to determine if there was other-than-temporary impairment related to these 6 securities.  The cash flow models were provided by our investment advisors and were used to determine if the expected cash flows as of March 31, 2009 were consistent with the expected cash flows at the date of purchase.  The cash flow models included assumptions related to prepayments and anticipated deferrals and defaults for the underlying issuers comprising each issuance.  The results of the analysis indicated there had not been an adverse change in the expected cash flows for each of the trust preferred securities we own.  Management also reviewed other relevant information in our assessment including:  multiple broker quotes, the duration of the unrealized loss, the severity of the decline in fair value, financial information of the underlying issuers within each trust preferred security, and the ability and intent of the Company to hold the security until recovery.  Also, the Company reviewed known and anticipated deferrals and defaults of the underlying issues within the trust preferred securities as of March 31, 2009 and subsequent to the end of the quarter.  Based on review of the cash flow analyses and the other factors identified above, management determined the Company’s trust preferred security were not other-than-temporarily impaired and therefore did not recognize a loss into income.

3.   Loans

Loans at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Commercial	$97,705	$95,365
Mortgage loans on real estate:
Residential	169,465	177,230
Commercial	196,576	206,973
Construction	75,124	73,936
Home equity	59,196	60,539
Loans secured by deposit accounts	1,156	1,242
Consumer	15,751	17,296
Subtotal	614,973	632,581
Less:
Allowance for loan losses	(8,818)	(9,478)
Loans, net	$606,155	$623,103

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Beginning balance	$9,478	$6,316
Charge-offs	(1,808)	(793)
Recoveries	84	34
Provision for loan losses	1,064	800

Ending balance	$8,818	$6,357
.

	March 31,	December 31,
	2009	2008
	(In thousands)
Impaired loans	$22,239	$20,189
Amount of the allowance for loan losses allocated	3,706	4,413
Average impaired loans during the period	22,239	8,107
Interest income recognized and received during impairment	2	4
Loans past due over 90 days still on accrual	$-	$-
Non-accrual loans	24,165	20,702

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Deposits

Deposits at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(In thousands)

Demand (NOW)	$72,035	$91,641
Money market accounts	103,667	101,032
Savings	31,728	29,302
Individual retirement accounts	31,078	28,981
Certificates of deposit, $100,000 and over	114,173	97,440
Other certificates of deposit	151,065	162,322

Total interest bearing deposits	503,746	510,718

Total non-interest bearing deposits	96,593	92,467

Total deposits	$600,339	$603,185

5.   Earnings Per Share

Earnings per share were computed as follows:

	Three months ended March 31,
	2009	2008

Basic:
Net income	$623	$1,036

Average shares outstanding	3,245,305	3,254,932

Net income per common share, basic	$0.19	$0.32

Diluted:
Net income	$623	$1,036

Average shares outstanding for basic	3,245,305	3,254,932
Add: Dilutive effect of outstanding options	-	19,454
Average shares and dilutive potential common shares	3,245,305	3,274,386
Net income per common share, diluted	$0.19	$0.32

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock options for 262,970 and 207,200 shares of common stock were excluded from the calculation of diluted net income per share for the three months ended March 31, 2009 and 2008, respectively, because their effect was antidilutive.  Performance units totaling 20,700 and 22,500 were excluded from the calculation of diluted net income per share for the three months ended March 31, 2009 and 2008, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.  Deferred stock units totaling 45,000 and 0 were excluded from the calculation of diluted net income per share for the three months ended March 31, 2009 and 2008, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

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

During the three months ended March 31, 2009 and 2008, we recognized expense of $0 and $68,000 on the net settlements on our interest rate swaps, respectively.

7.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 227,750 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2009 and December 31, 2008 was $0. There was $81,000 and $116,000 in total compensation cost related to unvested options not recognized at March 31, 2009 and December 31, 2008, respectively, with a weighted-average period of 1.0 and 1.2 years over which the cost is expected to be recognized as of March 31, 2009 and December 31, 2008, respectively.  The Company recognized $12,000 and $47,000 in expense for stock options for the three months ended March 31, 2009 and 2008, respectively.  The Company has options vested and expected to vest of 252,770 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 7.0 years as of March 31, 2009.  As of December 31, 2008, the Company had options vested and expected to vest of 262,970 which had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 7.1 years.  During the three months ended March 31, 2009, no options were granted and 10,200 options were forfeited.

We may grant performance unit awards to employees for up to 275,000 shares of common stock.  The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date.  We recognized $3,000 and $14,000 in expense for performance unit awards for the three months ended March 31, 2009 and 2008, respectively.  During the first quarter of 2009, 1,800 performance units were forfeited.  We did not grant performance units during the three months ended March 31, 2009.

We granted 4,000 restricted stock awards to employees during the first quarter of 2009 which had an aggregate fair value of $32,000 at the date of grant and vest in the first quarter of 2012.  The fair value of restricted stock awards was calculated based on the Company’s stock price at the date of issuance.  For the three months ended March 31, 2009 and 2008, we recognized $21,000 and $22,000 in expense for restricted stock awards, respectively.  During the first quarter of 2009, 1,500 restricted stock awards were forfeited.

During the first quarter of 2009, we granted 45,000 deferred stock units to employees which had an aggregate fair value of $363,000 at the date of grant and vest on December 31, 2011.  The fair value of deferred stock unit awards was calculated based on the Company’s stock price at the date of issuance.  For the three months ended March 31, 2009 and 2008, we recognized $5,000 and $0 in expense for deferred stock units, respectively.

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

	Three months ended March 31,
	2009	2008
Unrealized holding gains (losses) on available for sale securities	$(12)	$1,481
Less reclassification adjustments for (gains) losses recognized in income	(773)	-
Net unrealized gains (losses) on securities available for sale, net of reclassifications	(785)	1,481

Unrealized loss on pension benefits	(37)	(51)

Other comprehensive income (loss) before tax effects	(822)	1,430
Tax effect	276	(487)

Other comprehensive income (loss)	$(546)	$943

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009, Using
	Assets at Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Available for sale securities	$109,150	$—	$107,236	$1,914

		Fair Value Measurements at December 31, 2008, Using
	Assets at Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Available for sale securities	$121,659	$—	$118,374	$3,285

The rollforward of activity for the Company’s significant unobservable inputs (Level 3) is as follows:

Three Months Ended March 31, 2009
(in thousands)

Balance, beginning of period	$3,285
Transfer into level 3	-
Net unrealized loss	(1,371)
Balance, end of period	$1,914

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements at March 31, 2009, Using
	Assets at Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Impaired loans	$18,623	$—	$—	$18,623

		Fair Value Measurements at December 31, 2008, Using
	Assets at Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Impaired loans	$15,776	$—	$—	$15,776

The Company measures for impairment using the fair value of the collateral for collateral-dependent loans.  The Company’s impaired loans totaled $22.2 million as of March 31, 2009, which included collateral-dependent loans with a carrying value of $17.9 million.  As of March 31, 2009, the Company’s collateral dependent loans had a valuation allowance of $3.6 million, resulting in a provision for loan losses of $658,000 and $460,000 for the three months ended March 31, 2009 and 2008, respectively.

10.  Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of FAS No. 141(R) did not have a significant impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  The adoption of FAS No. 160 did not have a significant impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of FAS No. 161 did not have a significant impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This guidance was effective January 1, 2009. The adoption of FSP FAS 142-3 did not have a material effect on the Company’s results of operations or financial position.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position Emerging Issues Task Force (EITF) 03-06-1, “Determining whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. The adoption of FSP EITF 03-6-1 did not have an effect on the Company’s earnings per share data.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the other-than-temporary impairment model for debt securities. Under the FSP, an other-than-temporary-impairment must be recognized if an investor has the intent to sell the debt security or if it is more likely than not will be required to sell the debt security before recovery of its amortized cost basis. In addition, the FSP changes the amount of impairment to be recognized in current-period earnings when an investor does not have the intent to sell or if it is more likely than not will not be required to sell the debt security; in these cases only the amount of the impairment associated with credit losses is recognized in income. The FSP also requires additional disclosures regarding the calculation of credit losses, as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not early adopt this standard and is in the process of evaluating its impact on its results of operations and financial position.

In April 2009, the FASB issued FSP FAS 157-4. The FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly declined. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The Company did not early adopt this standard and is in the process of evaluating its impact on its results of operations and financial position.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. The FSP requires the SFAS 107 disclosures about the fair value of financial instruments to be presented in interim financial statements in addition to annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not early adopt this standard and is in the process of evaluating its impact on its results of operations and financial position.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1) whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. FSP FAS 141R-1 is effective for new acquisitions consummated on or after January 1, 2009. The adoption of FSP FAS No. 141R-1 did not have a significant impact on the Company’s results of operations or financial position.

11.  Subsequent Event

Subsequent to March 31, 2009, we prepaid $20.0 million of outstanding putable FHLB advances, incurring $251,000 in prepayment penalties.  In accordance with EITF 96-19, we expensed the penalties in the second quarter of 2009.  Management has determined the prepayment of these advances will increase the Company’s net earnings for 2009.

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

Financial Condition

Total assets decreased to $865.7 million at March 31, 2009 from $877.4 million as of December 31, 2008 due to decreases in net loans of $16.9 million and securities available for sale of $12.5 million.  The Company utilized the net cash inflows to offset decreases in total deposits, FHLB advances, and other borrowings and increase its interest bearing deposits in other financial institutions by $19.2 million.  Total deposits decreased to $600.3 million at March 31, 2009 from $603.2 million as of December 31, 2008 as interest-bearing deposits decreased by $7.0 million and non-interest bearing deposits increased by $4.1 million.

Net loans decreased by 2.7% to $606.2 million as of March 31, 2009 from $623.1 million at December 31, 2008.  The decrease in the loan portfolio was concentrated in the Company’s commercial real estate and residential real estate portfolios which declined by a combined $18.2 million from December 31, 2008.  The decrease is the result of management’s efforts to further diversify the Company’s loan portfolio in addition to net loan payoffs of $13.8 million and net loan charge-offs of $1.7 million.

Securities available for sale decreased from December 31, 2008 by $12.5 million to $109.2 million as of March 31, 2009 primarily due to sales of $30.4 million and maturities, prepayments and calls of $6.2 million, offset primarily by purchases of $24.1 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

FHLB advances and other borrowings decreased to $107.0 million and $75.2 million at March 31, 2009, respectively, from $111.9 million and $79.0 million at December 31, 2008.  The decrease in FHLB advances and other borrowings was offset through net cash inflows from net loans and securities available for sale.

Index
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net Income.  Net income was $623,000 for the three months ended March 31, 2009 compared to $1.0 million for the same period in 2008.  Basic and diluted earnings per share decreased to $0.19 per share for the first quarter of 2009 from $0.32 for basic and diluted earnings per share for 2008.  The decrease in net income and basic and diluted earnings per share for the first quarter in 2009 was due to increases in the provision for loan losses and non-interest expenses, offset by increases in net interest income and non-interest income and a decrease in income tax expense.  The annualized return on average assets and average shareholders’ equity were 0.30% and 3.99% for the three months ended March 31, 2009, respectively, compared to 0.51% and 6.34% for the equivalent periods in 2008.

Net interest income.  Net interest income for the three months ended March 31, 2009 increased by $58,000 to $5.8 million.  The Company’s net interest margin on a taxable equivalent basis decreased to 3.08% for the three months ended March 31, 2009 from 3.13% for the same period in 2008.  The increase in net interest income for the three months ended March 31, 2009 as compared to same period on 2008 was due to a larger decrease in the cost of interest bearing liabilities as compared to the yield on interest earning assets.  The net interest margin on a taxable equivalent basis for the first quarter of 2009 decreased as compared to 2008 as average interest earning assets increased by $31.6 million.  The net interest margin was negatively impacted by the increase in the average balance of interest bearing deposits in other financial institutions which have a lower yield as compared to the Company’s other interest earning assets.

The cost of interest-bearing liabilities continues to be significantly affected by the $67.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to us, and are on average higher than current alternative costs of funds.  If the FHLB puts an advance back to us, we can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter).  We estimate the three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on the majority of the individual advances.  We use FHLB advances for both short- and long-term funding.  The balances reported at March 31, 2009 and December 31, 2008 are comprised of long-term and short-term advances.  Subsequent to quarter end, we elected to prepay $20.0 million of the $67.0 million of outstanding putable advances incurring $251,000       in prepayment penalties as a result which will be expensed in the second quarter in accordance with EITF 96-19.  Management has determined the prepayment of these advances will have a net accretive impact on net earnings for 2009 as the prepayment penalties will be fully offset by an increase in net interest income.

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

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$26,314	$66	1.02%	$9,095	$61	2.70%
Taxable securities	99,393	1,248	5.09	86,118	1,094	5.11
Tax-exempt securities	20,599	332	6.53	13,069	206	6.34
Total loans and fees (1) (2)	627,959	8,613	5.56	634,744	10,412	6.60
FHLB and Federal Reserve stock	8,472	159	7.59	8,096	99	4.92
Total earning assets	782,737	10,418	5.40	751,122	11,872	6.36

Less: Allowance for loan losses	(9,388)			(6,296)
Non-earning assets:
Cash and due from banks	26,178			14,027
Bank premises and equipment, net	15,070			15,202
Other assets	41,785			43,169
Total assets	$856,382			$817,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and other	$209,534	$339	0.66%	$210,172	$933	1.79%
Time deposits	285,030	2,357	3.35	260,217	2,905	4.49
Other borrowings	65,720	225	1.39	69,378	472	2.74
FHLB advances	108,450	1,376	5.15	105,099	1,421	5.44
Subordinated debentures	17,000	167	3.98	17,000	289	6.84
Total interest-bearing liabilities	685,734	4,464	2.64	661,866	6,020	3.66

Non-interest bearing liabilities:
Non-interest demand deposits	104,608			84,361
Accrued interest payable and other liabilities	2,755			5,234
Stockholders’ equity	63,285			65,763
Total liabilities and stockholders’ equity	$856,382			$817,224

Net interest income (taxable equivalent basis)		$5,954			$5,852
Less: taxable equivalent adjustment		(114)			(70)
Net interest income		$5,840			$5,782
Net interest spread			2.76%			2.70%
Net interest margin			3.08			3.13

(1)	The amount of direct loan origination cost included in interest on loans was $163 and $148 for the three months ended March 31, 2009 and 2008.

(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

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

	Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$5	$61	$(56)
Taxable securities	154	167	(13)
Tax-exempt securities	82	80	2
Total loans and fees	(1,799)	(110)	(1,689)
FHLB and Federal Reserve stock	60	5	55
Total increase (decrease) in interest income	(1,498)	203	(1,701)

Interest expense:
Savings and other	(594)	(3)	(591)
Time deposits	(548)	258	(806)
Other borrowings	(247)	(24)	(223)
FHLB advances	(45)	44	(89)
Subordinated debentures	(122)	-	(122)
Total increase (decrease) in interest expense	(1,556)	275	(1,831)
Increase (decrease) in net interest income	$58	$(72)	$130

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

Summary of Loan Loss Experience:

	Three Months Ended March 31,
Activity for the period ended:	2009	2008
	(In thousands)
Beginning balance	$9,478	$6,316
Charge-offs:
Residential real estate	(89)	(19)
Commercial real estate	—	—
Construction	(1,006)	(21)
Commercial business	(374)	(650)
Home equity	(178)	(21)
Consumer	(161)	(82)
Total	(1,808)	(793)

Recoveries:
Residential real estate	30	—
Commercial real estate	10	1
Construction	—	—
Commercial business	10	3
Home equity	1	1
Consumer	33	29
Total	84	34
Net loan charge-offs	(1,724)	(759)

Provision	1,064	800

Ending balance	$8,818	$6,357

Provision for loan losses increased to $1.1 million for the three months ended March 31, 2009 compared to $800,000 for the equivalent period in 2008.  Net charge-offs during the first quarter in 2009 were $1.7 million, an increase from $759,000 from the same period in 2008.  The increase in the provision for loan losses for the first quarter was due to deterioration in the underlying collateral on certain loans during the quarter, an increase in classified credits to $55.7 million as of March 31, 2009 from $44.1 million at December 31, 2008, and an increase in management’s allocation for environmental factors.  The aforementioned resulted in an increase in the allowance for loan losses as a percentage of loans to 1.43% as of March 31, 2009 from 1.00% as of March 31, 2008 while decreasing from 1.50% as of December 31, 2008.  The decrease in the allowance as a percentage of loans was attributable to a large construction real-estate charge-off, which reduced the allowance for losses by $1.0 million which had been fully provided for in previous periods.    Assuming the construction real-estate charge-off had not occurred in the first quarter of 2009, the Company’s allowance for loan losses to total loans would have increased to 1.60% as of March 31, 2009 due to increases in classified credits and the allocation for environmental factors.  Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The increase in the Company’s classified credits was concentrated primarily in the least severe classification which did not significantly increase the Company’s allocation for probable incurred losses associated with those credits.  The Company’s internal asset review committee meets on a monthly basis to review the Company’s classified credits and determine the appropriate classification given the current circumstances for each problem credit relationship.  The committee reviews all relevant information in establishing these classifications including:  the financial position of the borrower, payment history, underlying collateral of the loan, loan officer provided updates on the borrower’s current status, and any other information deemed significant to the determination of the quality of the relationship.  In addition, the Company’s Chief Credit Officer reviews the values assigned to the underlying collateral securing classified credits for appropriateness.  In particular, the Chief Credit Officer reviews the dates of the appraisals supporting the valuations to determine they are current, and if not, that appropriate adjustments have been made to the values to reflect current economic conditions.  The Company continues to see weakness in its construction and commercial real estate loan portfolios and has provided for the probable incurred losses in those portfolios accordingly.  The increase in net charge-offs during the three months ended March 31, 2009 was due to a construction real estate charge-off for $1.0 million related to one credit during the quarter.  The Company had identified and classified the credit prior to 2009 and had allocated amounts to cover the entire charge-off in previous years.  The credit has a remaining balance of $2.5 million which represents the anticipated collateral liquidation value, less costs to sell.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of March 31, 2009, management has reserved for probable incurred losses within the loan portfolio based on information currently available to the Company.

Index
PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-performing assets.  Loans (including impaired loans under the Financial Accounting Standard Board’s Statement of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  We define impaired loans as those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  Impaired loans increased to $22.2 million at March 31, 2009 as compared to $20.2 million at December 31, 2008 due to further downgrades in certain commercial credits and an increase in non-accrual commercial credits.  Impaired loans consist of commercial, commercial real estate, and construction real estate credits that are on non-accrual or have been internally classified as “substandard” or “doubtful”.

	March 31, 2009	December 31, 2008
	(In thousands)

Loans on non-accrual status	$24,165	$20,702
Loans past due over 90 days still on accrual	-	-
Other real estate owned	955	1,147
Total non-performing assets	$25,120	$21,849

Non-performing loans to total loans	3.93%	3.27%
Non-performing assets to total loans	4.08	3.45
Allowance as a percent of non-performing loans	36.49	45.78
Allowance as a percent of total loans	1.43	1.50

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income.  Non-interest income increased by 44.6% to $2.2 million for the three months ended March 31, 2009 compared to $1.5 million in 2008.  The increase was primarily due to net gains on sales of investment securities during 2009, offset by a decrease in the change in fair value and cash settlements of interest rate swap.  During the first quarter in 2009, the Company sold $30.4 million of investment securities which resulted in a net gain of $773,000; the Company did not sell securities in the first quarter of 2008.  The Company was able to sell a portion of its portfolio at a gain and reinvest the proceeds in securities with substantially the same yield and risk profile while extending out slightly further on the yield curve.  The proceeds realized from the sale were utilized to purchase securities in the first quarter while the remaining proceeds were used to prepay certain FHLB advances in the second quarter of 2009 (See Note 11 to the Consolidated Financial Statements).  The change in fair value and cash settlement of interest rate swap decreased to $0 for the period ended March 31, 2009 from $157,000 for 2008 due to the maturation of the swap agreement in second quarter of 2008.  The Company expensed $68,000 for cash settlements and had an unrealized gain of $225,000 in the first quarter of 2008 associated with the swap.

Non-interest expense.   Non-interest expense increased to $6.3 million for the three months ended March 31, 2009 from $5.3 million for the equivalent period in 2008 due primarily to increases in salaries and employee benefits, occupancy expense, data processing expense, legal and professional expense, FDIC insurance premiums, and other expenses.  Salaries and employee benefits increased by $249,000 from the three month period ended March 31, 2008 due to an increase in the employer portion of insurance premiums, a severance payment to a former employee, and normal recurring pay raises.  The Company’s full time equivalent employees decreased to 227 as of March 31, 2009 from 241 in 2008 while the expense per full time equivalent increased to $14,200 from $12,300 for the same period in 2008.  The decrease in full time equivalent employees is due to attrition of employees whose positions were not filled while the increase in expense per full time equivalent was due to the aforementioned increases in salaries and benefits expense.  Occupancy expenses were $623,000 for the three months ended March 31, 2009, an increase of $154,000 from the same period in 2008 as the Company opened a new YCB branch location in the third quarter of 2008 which increased the number of the Company’s branch locations to 23 from 22.  Also factoring into the increase in occupancy expense was an increase in the property tax assessments from the Company’s owned branch locations.  Data processing expenses increased by 20.8% to $575,000, primarily because of the conversion of SCSB’s to a new core banking data processing system and associated charges to terminate certain related contracts.  Legal and professional fees were $321,000 for the first quarter of 2009, an increase of 23.9% from 2008 due to additional legal fees incurred associated with collection efforts of certain loans in the Company’s portfolio.  FDIC insurance premiums were $288,000 for the period ended March 31, 2009 compared to $16,000 for the same period in 2008 due to a uniform 7 basis point increase in the Company’s premium during the first quarter of 2009 and the expiration of a credit granted to SCSB.  Effective April 1, 2009, the FDIC is modifying its risk based assessment to incorporate additional risk-based adjustments for unsecured and secured borrowings and brokered deposits and also increasing the base assessment rate for all risk categories.  Also, in the first quarter of 2009, the FDIC announced a proposed special one-time assessment of 20 basis points to be imposed on June 30, 2009 and payable on September 30, 2009.  There has been continued debate about the amount of the assessment subsequent to its announcement with the possibility existing that the assessment may be lowered.  The effects of these changes will result in a significant increase in the Company’s FDIC insurance premiums throughout 2009.  If the one time special assessment passes, the Company estimates all the changes will result in an increase in FDIC insurance premiums of $2.0 million for the year in 2009 as compared to 2008.  Other expenses increased to $725,000 for the first quarter in 2009 due primarily to expenditures for delinquent property taxes on foreclosed real estate.

Income tax expense.  Income tax expense for the three months ended March 31, 2009 was $54,000 as compared to $171,000 for the equivalent period in 2008.  The decrease in income tax expense was due to a decrease in pre-tax net income while income from tax exempt obligations and Company owned life insurance as well as income tax credits remained constant.  During the first quarter of 2008, the Company received notification the Internal Revenue Service had completed their audits of our 2004 and 2005 federal tax returns and had determined adjustments were not required for tax positions taken in those returns and that a refund would be issued for 2006 for $20,000.  Accordingly, the Company reduced its reserve for unrecognized tax benefits by $55,000, reversed its accrual for the associated interest and penalties of $17,000 and recorded a receivable of $20,000 in the first quarter of 2008.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2009, we had cash and interest-bearing deposits with banks of $78.7 million and securities available-for-sale with a fair value of $109.2 million.  If we require funds beyond the funds we are able to generate internally, we have $46.7 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $29.0 million.  The holding company currently has $629,000 of an unused line of credit with a nonaffiliated financial institution and can declare and pay dividends without prior regulatory approval from its subsidiaries of $775,000.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of March 31, 2009, Your Community Bank and Scott County State Bank were each in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

March 31, 2009:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	10.9%	9.7%	7.5%
Your Community Bank	11.8%	10.5%	8.4%
Scott County State Bank	15.1%	14.0%	9.7%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2008:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	10.7%	9.5%	7.6%
Your Community Bank	11.5%	10.3%	8.2%
Scott County State Bank	14.1%	13.3%	9.4%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

YCB currently has a regulatory agreement with the FDIC that requires YCB to maintain a Tier 1 capital ratio of 8%.  YCB is currently in compliance with the Tier 1 capital requirement.

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 612,273 shares at an aggregate cost of $10.6 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through March 31, 2009, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at March 31, 2009 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2008 and March 31, 2009 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of March 31, 2009 our net interest income would decrease by an estimated 2.6%, or $671,000, over the one year forecast horizon.  As of December 31, 2008, in the Up 200 Scenario we estimated that net interest income would decrease 2.2%, or $571,000, over a one year forecast horizon ending December 31, 2009.

The projected results are within our asset/liability management policy limits which states that the negative impact to net interest income should not exceed 7% in a 100 or 200 basis point increase or decrease in the projected yield curve over a one year forecast horizon.  The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; we can minimize the reduction in net interest income in a period of rising interest rates to the extent that we can curtail raising deposit rates during this period.  We continue to explore transactions and strategies to both increase our net interest income and minimize our interest rate risk.

Index

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2009 and December 31, 2008, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of March 31, 2009 and ending on March 31, 2010:

	Interest Rate Sensitivity as of March 31, 2009
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$35,324	$36,931
Investments	4,991	5,258
FHLB and FRB stock	409	409
Interest-bearing bank deposits	18	221
Federal funds sold	57	384
Total interest Income	40,799	43,203

Projected interest expense:
Deposits	9,736	11,840
Federal funds purchased, line of credit and Repurchase agreements.	788	1,515
FHLB advances	4,101	4,203
Subordinated debentures	562	704
Total interest expense	15,187	18,262
Net interest income	$25,612	$24,941

Change from base		(671)
Percent change from base		(2.62)%

Index

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2008 and ending December 31, 2009:

	Interest Rate Sensitivity as of December 31, 2008
	Base	Gradual Increase in Rates of 200 Basis Points
Projected interest income:
Loans	$36,673	$38,562
Investments	5,666	5,975
FHLB and FRB stock	432	432
Interest-bearing deposits in other financial Institutions	1	148
Federal funds sold	11	185
Total interest income	42,783	45,302

Projected interest expense:
Deposits	10,729	12,914
Federal funds purchased, line of credit and Repurchase agreements	740	1,437
FHLB advances	4,809	4,875
Subordinated debentures	623	765
Total interest expense	16,901	19,991
Net interest income	$25,882	$25,311

Change from base		$(571)
% Change from base		(2.21)%

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

The following information reflects developments with respect to certain legal proceedings of the Company that occurred in the first and second quarters of 2009.  This information should be read together with the Company’s discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

D.F. Crane Construction Corporation (“Crane”) Litigation –

On May 21, 2008, the Jefferson Circuit Court (Commonwealth of Kentucky) entered judgment and an order of sale of the property pursuant to a Settlement Agreement (the “Agreement”) entered into by Crane and YCB.  The obligations of the parties under the Agreement were contingent upon entry of the order resolving all claims against YCB.  Subsequently, the Company tendered the settlement payment to Crane on July 3, 2008.  The foreclosure sale took place on September 23, 2008 and YCB was the high bidder for the sum of $1,500,000.  YCB has moved the court to confirm the Master Commissioner’s Report of Sale and to direct the Master Commissioner to deliver a deed conveying title to it.  The Court has referred this motion to the Master Commissioner’s Office and YCB and the Master Commissioner are in the process of finalizing the deed conveying the real property to YCB.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the three months ended March 31, 2009.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of March 31, 2009, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: May 15, 2009	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2009	BY:	/s/ Paul. A. Chrisco
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

Index