Form 10-Q
period 2009-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2009-08-14
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐   Accelerated Filer  ☐   Non- Accelerated Filer  ☒  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,261,886 shares of common stock were outstanding as of August 12, 2009.

COMMUNITY BANK SHARES OF INDIANA, INC.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$32,213	$19,724
Interest-bearing deposits in other financial institutions	21,065	45,749
Securities available for sale	142,641	121,659
Loans held for sale	1,232	308
Loans, net of allowance for loan losses of $18,371 and $9,478	559,534	623,103
Federal Home Loan Bank and Federal Reserve stock	8,472	8,472
Accrued interest receivable	2,949	3,163
Premises and equipment, net	14,761	15,128
Company owned life insurance	18,115	17,745
Goodwill	—	15,335
Other intangible assets	1,481	2,492
Foreclosed and repossessed assets	4,965	1,241
Other assets	9,193	3,244
Total Assets	$816,621	$877,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$95,718	$92,467
Interest-bearing	486,326	510,718
Total deposits	582,044	603,185
Other borrowings	61,442	78,983
Federal Home Loan Bank advances	84,967	111,943
Subordinated debentures	17,000	17,000
Accrued interest payable	1,296	1,705
Other liabilities	14,368	1,948
Total liabilities	761,117	814,764

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Preferred stock, series A, without par value; 19,500 shares authorized; 19,468 and 0 issued and outstanding in 2009 and 2008, respectively; liquidation preference of $19,468	18,991	—
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,942 shares issued; 3,262,061 and 3,242,577 outstanding in 2009 and 2008, respectively	386	386
Additional paid-in capital	45,611	45,313
Retained earnings	2,793	28,268
Accumulated other comprehensive loss	(1,885)	(640)
Treasury stock, at cost (2009- 601,780 shares, 2008- 621,365 shares)	(10,392)	(10,728)
Total shareholders’ equity	55,504	62,599
Total Liabilities and Shareholders’ Equity	$816,621	$877,363

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$8,067	$9,582	$16,680	$19,994
Taxable securities	1,044	1,171	2,292	2,277
Tax-exempt securities	303	147	521	283
Federal Home Loan Bank and Federal Reserve dividends	17	133	176	220
Interest-bearing deposits in other financial institutions	32	55	98	116
Interest and dividend income	9,463	11,088	19,767	22,890

Interest expense
Deposits	2,539	3,297	5,235	7,135
Other borrowings	219	325	444	797
Federal Home Loan Bank advances	1,136	1,370	2,512	2,791
Subordinated debentures	140	210	307	499
Interest expense	4,034	5,202	8,498	11,222
Net interest income	5,429	5,886	11,269	11,668

Provision for loan losses	14,346	1,930	15,410	2,730

Net interest income (expense) after provision for loan losses	(8,917)	3,956	(4,141)	8,938

Non-interest income
Service charges on deposit accounts	850	832	1,610	1,581
Commission income	7	42	40	90
Net gain on sales of available for sale securities	434	291	1,207	291
Mortgage banking income	108	60	188	139
Gain on sale of loans	197	-	197	-
Earnings on company owned life insurance	186	192	371	363
Change in fair value and cash settlement of interest rate swap	-	23	-	180
Interchange income	211	213	418	405
Other income	112	61	255	170
Non-interest income	2,105	1,714	4,286	3,219

Non-interest expense
Salaries and employee benefits	2,850	3,050	6,069	6,020
Occupancy	636	546	1,259	1,015
Equipment	361	362	742	717
Data processing	631	445	1,206	921
Marketing and advertising	151	238	299	381
Legal and professional service fees	486	283	807	542
FDIC insurance premiums	723	26	1,011	42
Goodwill and other intangible asset impairment	16,154	-	16,154	-
Prepayment penalties on extinguishment of debt	251	-	251	-
Foreclosed assets, net	351	27	544	56
Other expense	693	606	1,225	1,169
Total non-interest expense	23,287	5,583	29,567	10,863
Income (loss) before income taxes	(30,099)	87	(29,422)	1,294

Income tax expense (benefit)	(5,229)	(131)	(5,175)	40

Net income (loss)	(24,870)	218	(24,247)	1,254

Preferred stock dividends and discount accretion	(91)	-	(91)	-

Net income (loss) available to common shareholders	$(24,961)	$218	$(24,338)	$1,254

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Earnings (Loss) per common share:
Basic	$(7.67)	$0.07	$(7.49)	$0.39
Diluted	$(7.67)	$0.06	$(7.49)	$0.38

Dividends per common share	$0.175	$0.175	$0.350	$0.350

Comprehensive loss	$(25,569)	$(2,718)	$(25,492)	$(739)

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2009	$—	$386	$45,313	$28,268	$(640)	$(10,728)	$62,599
Comprehensive loss:
Net loss	—	—	—	(24,247)	—	—	(24,247)
Change in securities available for sale, net of reclassifications and tax effects	—	—	—	—	(1,264)	—	(1,264)
Unrealized gain on pension benefits, net of tax effects	—	—	—	—	19	—	19
Total comprehensive loss							(25,492)
Cash dividends declared on common stock ($0.350 per share)	—	—	—	(1,137)	—	—	(1,137)
Accrued dividends on preferred stock	—	—	—	(84)	—	—	(84)
Issuance of treasury stock under dividend reinvestment plan	—	—	(171)	—	—	336	165
Issuance of preferred stock	18,984	—	—	—	—	—	18,984
Issuance of warrants to purchase common shares	—	—	445	—	—	—	445
Amortization of preferred discount	7			(7)			—
Stock award expense	—	—	24	—	—	—	24
Balance, June 30, 2009	$18,991	$386	$45,611	$2,793	$(1,885)	$(10,392)	$55,504

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income (loss)	$(24,247)	$1,254
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	15,410	2,730
Depreciation and amortization	955	894
Net accretion of securities	(18)	(66)
Net gain on sales of available for sale securities	(1,207)	(291)
Mortgage loans originated for sale	(13,271)	(8,404)
Proceeds from mortgage loan sales	12,521	8,755
Net gain on sales of mortgage loans	(174)	(117)
Earnings on company owned life insurance	(371)	(363)
FHLB stock dividends	-	(10)
Gain on sale of loans	(197)	-
Goodwill and other intangible asset impairment	16,154	-
Shared based compensation expense	24	165
Net loss on disposition of other foreclosed assets	129	21
Net gain on disposition of premises and equipment	(5)	(2)
Net change in:
Accrued interest receivable	214	283
Accrued interest payable	(409)	(88)
Other assets	(5,298)	(558)
Other liabilities	12,326	(188)
Net cash from operating activities	12,536	4,015
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	24,684	12,582
Available for sale securities:
Sales	50,917	16,047
Purchases	(84,645)	(52,199)
Maturities, prepayments and calls	12,058	15,811
Loan originations and payments, net	29,047	(8,127)
Proceeds from the sale of other real estate	739	58
Purchases of premises and equipment	(425)	(547)
Proceeds from the sale of premises and equipment	8	8
Proceeds from sale of loans held for investment	14,739	-
Purchase of Federal Reserve and FHLB stock	-	(1)
Investment in company owned life insurance	-	(100)
Net cash from investing activities	47,122	(16,468)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(21,124)	(13,508)
Net change in other borrowings	(17,541)	17,550
Proceeds from Federal Home Loan Bank advances	-	67,000
Repayment of Federal Home Loan Bank advances	(27,000)	(51,500)
Purchase of treasury stock	-	(237)
Proceeds from issuance of preferred stock and warrants	19,468	-
Cash dividends paid on common shares	(972)	(1,138)
Net cash from financing activities	(47,169)	18,167
Net change in cash and due from financial institutions	12,489	5,714
Cash and due from financial institutions at beginning of period	19,724	14,570
Cash and due from financial institutions at end of period	$32,213	$20,284

Supplemental noncash disclosures:
Transfer from loans to foreclosed assets	$4,802	$350
Sale and financing of foreclosed assets	$202	$278
Issuance of treasury shares under dividend reinvestment plan	$165	$-

See accompanying notes to consolidated financial statements.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (“we,” “our” or “us”) is a bank holding company headquartered in New Albany, Indiana. Our wholly-owned banking subsidiaries are Your Community Bank (“Your Community Bank” or “YCB”), and The Scott County State Bank (“Scott County State Bank” or “SCSB”).  YCB and SCSB are at times collectively referred to herein as the “Banks”.  The Banks are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions.  Your Community Bank is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Department of Financial Institutions.  Scott County State Bank is also regulated by the Federal Reserve.

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2009, the results of operations for the three months and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009:
Securities available for sale:
State and municipal	$41,553	$342	$(830)	$41,065
Residential mortgage-backed securities issued by U.S. Government sponsored entities	97,438	1,586	(331)	98,693
Collateralized debt obligations, including trust preferred securities	5,696	-	(3,058)	2,638
Mutual funds	250	-	(5)	245
Total securities available for sale	$144,937	$1,928	$(4,224)	$142,641

December 31, 2008:
Securities available for sale:
State and municipal	$20,926	$174	$(558)	$20,542
Residential mortgage-backed securities issued by U.S. Government sponsored entities	95,170	2,430	(12)	97,588
Collateralized debt obligations, including trust preferred securities	5,696	-	(2,411)	3,285
Mutual funds	250	-	(6)	244
Total securities available for sale	$122,042	$2,604	$(2,987)	$121,659

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$1,578	$1,595
One to five years	1,048	1,080
Five to ten years	3,647	3,643
Beyond ten years	40,976	37,385
Residential mortgage-backed securities issued by U.S. Government sponsored entities	97,438	98,693
Mutual funds	250	245
Total	$144,937	$142,641

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of available for sale securities were as follows.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(In thousands)
Proceeds	$20,516	$16,047	$50,917	$16,047
Gross gains	434	291	1,207	291
Gross losses	-	-	-	-

Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2009	(In thousands)
State and municipal	$22,244	$(737)	$689	$(93)	$22,933	$(830)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	27,334	(331)	-	-	27,334	(331)
Collateralized debt obligations, including trust preferred securities	-	-	2,638	(3,058)	2,638	(3,058)
Mutual funds	-	-	245	(5)	245	(5)
Total temporarily impaired	$49,578	$(1,068)	$3,572	$(3,156)	$53,150	$(4,224)

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2008	(In thousands)
State and municipal	$13,174	$(558)	$-	$-	$13,174	$(558)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	2,241	(8)	560	(4)	2,801	(12)
Collateralized debt obligations, including trust preferred securities	-	-	3,285	(2,411)	3,285	(2,411)
Mutual funds	-	-	244	(6)	244	(6)
Total temporarily impaired	$15,415	$(566)	$4,089	$(2,421)	$19,504	$(2,987)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI be segregating the portfolio into two general segments and applying the appropriate OTTI model.  Investment securities are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  However, certain purchased beneficial interests, including collateralized debt obligations that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA.  Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected cash flows.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2009, the Company’s security portfolio consisted of 176 securities, 69 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s residential mortgage-backed securities issued by U.S. Government sponsored entities, state and municipal, and collateralized debt obligations, as discussed below:

Residential Mortgage-Backed Securities Issued by U.S. Government Sponsored Entities

At June 30, 2009, approximately 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

State and Municipal

At June 30, 2009 the Company had approximately $22.9 million of state and municipal securities with an unrealized loss of $830,000.  Of the 95 state and municipal securities in the Company’s portfolio, 81 had an investment grade rating as of June 30, 2009 while 14 were not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All but two of the state and municipal securities in the Company’s portfolio have been in an unrealized loss position for less than a year while one different security has a fair value as a percentage of amortized cost less than 90%.  The security with a fair value below 90% of the amortized cost had an unrealized loss of $71,000 at June 30, 2009 which represented approximately 86% of the amortized cost basis and was not considered to be significant.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in pooled trust preferred securities. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.

Our analysis of six of these investments falls within the scope of EITF 99-20 and includes $5.7 million book value of pooled trust preferred securities (CDOs). The Company had one security rated A- by S&P with a book value of $2.0 million and an unrealized loss of $848,000, one security rated Ba3 by Moody with a book value of $330,000 and an unrealized loss of $96,000, and four securities rated Ca by Moody with a combined book value of $3.4 million and unrealized losses of $2.1 million.  These securities were investment grade at inception, but at June 30, 2009 all were rated below investment grade. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default.  We considered all defaults to be immediate.  We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank).  For those issuers we identified at risk of default, we estimated the amount of recoveries which ranged from 0% for those issuers already in default at the evaluation date to 95%.  Upon completion of the June 30, 2009 analysis, our model indicated that we did not have other-than-temporary impairment on any of our securities and therefore did not recognize a credit loss into income.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans

Loans at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Commercial	$98,442	$95,365
Mortgage loans on real estate:
Residential	148,116	177,230
Commercial	197,999	206,973
Construction	60,182	73,936
Home equity	57,024	60,539
Loans secured by deposit accounts	1,161	1,242
Consumer	14,981	17,296
Subtotal	577,905	632,581
Less:
Allowance for loan losses	(18,371)	(9,478)
Loans, net	$559,534	$623,103

Activity in the allowance for loan losses was as follows:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$8,818	$6,357	$9,478	$6,316
Charge-offs	(4,839)	(1,428)	(6,647)	(2,221)
Recoveries	46	31	130	65
Provision for loan losses	14,346	1,930	15,410	2,730
Ending balance	$18,371	$6,890	$18,371	$6,890

Information about impaired loans is presented below.  There were no impaired loans for the periods presented without an allowance allocation.

	June 30,	December 31,
	2009	2008
	(In thousands)
Impaired loans	$25,150	$20,189
Amount of the allowance for loan losses allocated	5,863	4,413
Average impaired loans during the period	23,695	8,107
Interest income recognized and received during impairment	43	4
Loans past due over 90 days still on accrual	$-	$-
Non-accrual loans	23,642	20,702

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Deposits

Deposits at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	(In thousands)

Demand (NOW)	$81,848	$91,641
Money market accounts	106,591	101,032
Savings	31,468	29,302
Individual retirement accounts	32,096	28,981
Certificates of deposit, $100,000 and over	93,412	97,440
Other certificates of deposit	140,911	162,322

Total interest bearing deposits	486,326	510,718

Total non-interest bearing deposits	95,718	92,467

Total deposits	$582,044	$603,185

5.   Earnings (Loss) Per Common Share

Earnings (loss) per common share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except for share and per share amounts)
Basic:
Net income (loss)	$(24,870)	$218	$(24,247)	$1,254
Less: Preferred stock dividend and amortization of discount	(91)	-	(91)	-
Net income (loss) available to common shareholders	$(24,961)	$218	$(24,338)	$1,254
Average shares outstanding	3,254,867	3,248,587	3,250,112	3,251,758
Net income (loss) per common share, basic	$(7.67)	$0.07	$(7.49)	$0.39

Diluted:
Net income (loss) available to common shareholders	$(24,961)	$218	$(24,338)	$1,254
Average shares:
Common shares outstanding for basic	3,254,867	3,248,587	3,250,112	3,251,758
Add: Dilutive effect of outstanding options	-	15,897	-	17,352
Average shares and dilutive potential common shares	3,254,867	3,264,484	3,250,112	3,269,110
Net income (loss) per common share, diluted	$(7.67)	$0.06	$(7.49)	$0.38

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock options for 252,770 and 262,970 shares of common stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2009, respectively, because their effect was antidilutive.  This compares to stock options for 238,920 and 240,420 share of common stock that were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2008, respectively. Warrants for 386,270 shares of common stock were excluded from the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2009 due to the net loss for those periods.  Performance units totaling 20,700 and 22,500 were excluded from the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2009 and 2008, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.  Deferred stock units totaling 45,000 and 0 were excluded from the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2009 and 2008, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

6.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 229,750 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2009 and December 31, 2008 was $0. There was $53,000 and $116,000 in total compensation cost related to unvested options not recognized at June 30, 2009 and December 31, 2008, respectively, with a weighted-average period of 0.9 and 1.2 years over which the cost is expected to be recognized as of June 30, 2009 and December 31, 2008, respectively.  The Company recognized $9,000 and $21,000 in expense for stock options for the three and six months ended June 30, 2009, respectively, and $41,000 and $88,000 in expense during the three and six months ended June 30, 2008, respectively.  The Company has options vested and expected to vest of 243,620 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 5.6 years as of June 30, 2009.  During the six months ended June 30, 2009, no options were granted and 19,350 options were forfeited.

We may grant performance unit awards to employees for up to 275,000 shares of common stock.  The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date.  We reversed $69,000 and $66,000 of previously recognized expense for performance unit awards for the three and six months ended June 30, 2009, respectively.  We did not grant performance units during the six months ended June 30, 2009 while 1,800 performance units were forfeited in 2009.  We recognized $19,000 and $33,000 in expense for performance unit awards for the three and six months ended June 30, 2008, respectively.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We granted 4,000 restricted stock awards to employees during the six months ended June 30, 2009 which had an aggregate fair value of $32,000 at the date of grant and vest in the first quarter of 2012.  The fair value of restricted stock awards was calculated based on the Company’s stock price at the date of issuance.  For the three and six months ended June 30, 2009, we recognized $32,000 and $53,000 in expense for restricted stock awards, respectively.  During the first six months of 2009, 1,500 restricted stock awards were forfeited.  For the three and six months ended June 30, 2008, we recognized $31,000 and $53,000 in expense for restricted stock awards, respectively.

During the first six months of 2009, we granted 45,000 deferred stock units to employees which had an aggregate fair value of $363,000 at the date of grant and vest on December 31, 2011.  The fair value of deferred stock unit awards was calculated based on the Company’s stock price at the date of issuance.  For the three months ended June 30, 2009, we reversed $5,000 of previously recognized expense for deferred stock units while we recognized $0 in expense for the six months ended June 30, 2009.

7. Other Comprehensive Loss

Other comprehensive loss components and related taxes were as follows.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Unrealized holding gains (losses) on available for sale securities	$(694)	$(4,136)	$(706)	$(2,655)
Less reclassification adjustments for (gains) losses recognized in income	(434)	(291)	(1,207)	(291)
Net unrealized losses on securities available for sale, net of reclassifications	(1,128)	(4,427)	(1,913)	(2,946)

Unrealized gain (loss) on pension benefits	67	(29)	30	(80)

Other comprehensive loss before tax effects	(1,061)	(4,456)	(1,883)	(3,026)
Tax effect	362	1,520	638	1,033

Other comprehensive loss	$(699)	$(2,936)	$(1,245)	$(1,993)

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

Foreclosed Assets:  Foreclosed assets are initially recorded at fair value less estimated costs to sell when acquired.  The fair value of foreclosed assets is primarily determined based on appraisals by qualified licensed appraisers.  The appraisals are discounted to reflect management’s estimate of the fair value of the collateral given the current circumstances of the collateral and reduced by management’s estimate of costs to dispose of the asset.  Fair value of foreclosed assets is classified as Level 3 in the fair value hierarchy.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009, Using
	Assets at Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Available for sale securities:
State and municipal	$41,065	$-	$41,065	$-
Residential mortgage-backed securities issued by U.S. Government sponsored entities	98,693	-	98,693	-
Collateralized debt obligations, including trust preferred securities	2,638	-	-	2,638
Mutual funds	245	-	245	-
Total available for sale securities	$142,641	$-	$140,003	$2,638

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fair Value Measurements at December 31, 2008, Using
	Assets at Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Available for sale securities:
State and municipal	$20,542	$-	$20,542	$-
Residential mortgage-backed securities issued by U.S. Government sponsored entities	97,588	-	97,588	-
Collateralized debt obligations, including trust preferred securities	3,285	-	-	3,285
Mutual funds	244	-	244	-
Total available for sale securities	$121,659	$-	$118,374	$3,285

The rollforward of activity for the Company’s significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2009 is as follows:

Three Months Ended June 30, 2009
(in thousands)

Balance, April 1, 2009	$1,913
Transfer into level 3	-
Net unrealized income included in comprehensive loss	725
Balance, June 30, 2009	$2,638

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended June 30, 2009
(in thousands)

Balance, January 1, 2009	$3,285
Transfer into level 3	-
Net unrealized loss included in comprehensive loss	(647)
Balance, June 30, 2009	$2,638

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements at June 30, 2009, Using
	Assets at Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Impaired loans	$19,287	$—	$—	$19,287
Goodwill	—	—	—	—
Acquired intangible assets	1,481	—	—	1,481
Foreclosed assets	4,965	—	—	4,965

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fair Value Measurements at December 31, 2008, Using
	Assets at Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Impaired loans	$15,776	$—	$—	$15,776
Mortgage servicing rights	69	—	—	69

The Company measures loans for impairment using the fair value of the collateral for collateral-dependent loans.  The Company’s impaired loans totaled $25.2 million as of June 30, 2009, which included collateral-dependent loans with a carrying value of $20.9 million.  As of June 30, 2009, the Company’s collateral dependent loans had a valuation allowance of $5.9 million, resulting in a provision for loan losses of $4.3 million and $5.0 million for the three and six months ended June 30, 2009, respectively.  The Company recognized provision for loan losses of $640,000 and $1.1 million for the three and six months ended June 30, 2008, respectively, for collateral dependent loans.

The Company evaluates goodwill for impairment on an annual basis, or more frequently if certain conditions are present.  During the three and six months ended June 30, 2009, the Company recorded an impairment charge of $15.3 million which reduced goodwill to its fair value of $0.  See Note 9 for further information on goodwill impairment.

The Company evaluates acquired intangible assets on an annual basis, or more frequently if certain conditions are present.  During the three and six months ended June 30, 2009, the Company recorded an impairment charge of $819,000 which reduced the acquired intangible assets to its fair value of $1.5 million.  See Note 9 for further information on acquired intangible assets impairment.

The Company evaluates the fair value of foreclosed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three and six months ended June 30, 2009, the Company recognized a charge of $28,000 to write down foreclosed assets to their fair value.  No charges were taken on foreclosed assets for the three and six month periods ending June 30, 2009.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, not previously presented at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$32,213	$32,213	$19,724	$19,724
Interest-bearing deposits in other financial institutions	21,065	21,065	45,749	45,749
Loans held for sale	1,232	1,250	308	312
Loans, net of allowance for loan losses and impaired loans	534,384	553,428	602,914	599,725
Accrued interest receivable	2,949	2,949	3,163	3,163
Federal Home Loan Bank and Federal Reserve Stock	8,472	n/a	8,472	n/a

Financial liabilities
Deposits	582,044	564,052	603,185	589,537
Other borrowings	61,442	62,346	78,983	80,158
Federal Home Loan Bank Advances	84,967	87,501	111,943	116,007
Subordinated debentures	17,000	9,919	17,000	12,699
Accrued interest payable	1,296	1,296	1,705	1,705
Interest rate swap	-	-	234	234

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

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.  Goodwill and Intangible Assets

The change in goodwill is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$15,335	$15,335	$15,335	$15,335
Impairment	(15,335)	-	(15,335)	-
Balance, end of period	$-	$15,335	$-	$15,335

The Company evaluates goodwill for impairment annually in the fourth quarter unless events or changes in circumstances indicate potential impairment has occurred between formal assessments.  Goodwill was reviewed for impairment because the Company’s stock has traded at a market price less than its per share common book value since 2008, decreased earnings from historical performance in 2008 and the first quarter 2009, and large provision for loan losses in the second quarter of 2009 related to deterioration in the Company’s loan portfolio.  The Company’s stock is lightly traded, therefore, the Company engaged a third party valuation consultant to assist management in determining the fair value of the Company and whether goodwill was impaired.  The Company’s goodwill was recorded in conjunction with its acquisition of the Scott County State Bank in the third quarter of 2006.  The fair value was determined by comparing the output of several different valuation methodologies including:

•
Market comparison – The market comparison methodology utilizes data from recent acquisitions in the Company’s geographical market area, including those transactions with companies that have similar characteristics to the Company including return on average assets.

•	Asset value method – The asset value methodology considers the liquidation value of assets based on information available.
•
Earnings value method – The earnings value method is based on the premise that common stock value is equivalent to that price at which its future dividends and residual earnings will produce a particular yield.  A short-term value was estimated based on a 5 year earnings projections and cash flows while a long-term value was also determined based on a 20 year earnings projection and cash flows.

•
Acquisition analysis – The acquisition analysis considers what a potential acquirer would pay for the Company to achieve a desirable rate of return contemplating both a 10% and 20% reduction in non-interest expense.

Based on the results of the analysis, an impairment charge of $15.3 million was recorded in the quarter ended June 30, 2009.  The impairment charge had no impact on the Company’s liquidity, cash flows, or regulatory capital ratios.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquired Intangible Assets

The change in acquired intangible assets was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net balance, beginning of period	$2,400	$2,792	$2,492	$2,899
Amortization expense	(100)	(104)	(192)	(211)
Impairment	(819)	-	(819)	-
Net balance, end of period	$1,481	$2,688	$1,481	$2,688

Estimated amortization expense for the remaining six months of 2009 and each of the next four years (in thousands) is as follows:

2009	$129
2010	246
2011	241
2012	229
2013	212

In conjunction with the analysis of goodwill, the Company engaged a third party valuation consultant to determine the value of its other intangible assets which included the core deposit intangible and loan customer intangible acquired in the 2006 acquisition of the Scott County State Bank.  Based on the results of analysis, the Company recognized an impairment charge of $819,000 related to its core deposit intangible asset.   The impairment charge had no impact on the Company’s liquidity, cash flows, or regulatory capital ratios.

10.  Preferred Stock and Warrants

On May 29, 2009, as part of the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) of the Emergency Stabilization Act of 2008, the Company issued and sold (i) 19,468 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share and (ii) a warrant to purchase 386,270 shares of the Company’s common stock, par value $0.10 per share, for an aggregate purchase price of $19.5 million.  This capital is considered Tier I capital and ranks senior to common stock.

The preferred stock will accrue cumulative dividends at a rate of 5% per anum on the liquidation value of $1,000 per share for the first five years, and 9% per annum thereafter.  The dividends will only be paid when declared by the Company’s Board of Directors.  The preferred stock is generally non-voting and has no maturity date.  The preferred stock may be redeemed by the Company after August 15, 2012.  Prior to August 15, 2012, the preferred stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities and would require the approval of the Federal Reserve Board.  The warrant has a term of ten years and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.56 per share.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In conjunction with the issuance of the preferred stock and stock warrant, the proceeds, net of direct issuance costs, were allocated to each based on their relative fair values.  Accordingly, the value of the stock warrant was determined to be $445,000, which was allocated from the net proceeds and recorded in additional paid in capital on our consolidated balance sheet.  This non-cash amount is considered a discount on the preferred stock and is accreted against retained earnings over a five year period using the level yield method and is reflected in our consolidated statement of operations as preferred stock accretion. Notwithstanding the terms of the Articles of Amendment for the preferred stock, under Section 111 of the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”), the U.S. Treasury, subject to consultation with the Federal Reserve Board, must permit the Company to repurchase the preferred stock owned by the U.S. Treasury at any time regardless of the source of funds used for the redemption.  This is confirmed by the U.S. Treasury in a letter agreement with the Company.  The warrant is included in our diluted average common shares outstanding (subject to anti-dilution).

11.  Recently Issued Accounting Standards

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

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position.  We applied this guidance in evaluating our collateralized debt obligations for other-than-temporary impairment.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.  We applied this guidance in determining fair value for our collateralized debt obligations.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107,  Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 9.

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

In June 2009, the FASB issued two new standards SFAS 166, “Accounting for Transfers of Financial Assets – An Amendement of FASB Statement No. 140” (FAS 166) and SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167), which amend the guidance of accounting for the transfers of financial assets and the consolidation of variable interest entities. SFAS 166 eliminates the concept of QSPEs and provides additional guidance with regard to accounting for transfers of financial assets. SFAS 167 changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model, based on control and economics. Both standards are effective for annual reporting periods beginning after November 15, 2009, including all interim periods within the first annual reporting period.  The Company does not anticipate the adoption of FAS 166 and 167 will not have an impact on the Company’ results of operations or financial position.

In May 2009, the FASB issued SFAS 165, “Subsequent Events“ (FAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the statement in the second quarter of 2009. For the financial statements related to the three and six months ended June 30, 2009 and 2008 contained herein, we evaluated subsequent events through August 14, 2009, the date these financial statements were filed with the SEC.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Subsequent Event

Subsequent to June 30, 2009, the holding company renewed its revolving line of credit with a nonaffiliated institution for $7.0 million.  The line of credit expires June 30, 2010 and bears interest at LIBOR plus 3.00%.  Payments of $350,000 in principal plus all accrued and unpaid interest are due quarterly.  In addition, the Company was required to make a principal reduction at renewal of $2.4 million reducing the outstanding balance to $7.0 million.  The Company is currently in compliance with all covenants related to this agreement.

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

Financial Condition

Total assets decreased to $816.6 million at June 30, 2009 from $877.4 million as of December 31, 2008 due to decreases in net loans of $63.6 million, interest-bearing deposits of $24.7 million, and goodwill of $15.3 million.  The Company utilized the net cash inflows to offset decreases in total deposits, FHLB advances, and other borrowings and increase its securities available for sale and cash and due from financial institutions.  Total deposits decreased to $582.0 million at June 30, 2009 from $603.2 million as of December 31, 2008 as interest-bearing deposits decreased by $24.4 million and non-interest bearing deposits increased by $3.3 million.

Net loans decreased by 10.2% to $559.5 million as of June 30, 2009 from $623.1 million at December 31, 2008.  The decrease in the loan portfolio was concentrated in the Company’s commercial real estate, construction, and residential real estate portfolios which declined by a combined $51.8 million from December 31, 2008.  During the second quarter of 2009, the Company sold approximately $14.5 million of its 1-4 family residential fixed rate loans which resulted in a gain of $197,000.  Management entered into the transaction to further reduce loans with fixed rates and extended maturities as well as generate liquidity.  Also contributing to the decrease in net loans was an increase in the allowance for loan losses of $8.9 million and net loan payments of $29.0 million during the first six months of 2009.  Also, contributing to the decrease in net loans was the transfer of $4.8 million of loans to foreclosed assets during the first six months of 2009.  Most of the increase in foreclosed assets was attributable to the transfer of three large 1-4 family development loans in the second quarter of 2009.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Securities available for sale increased from December 31, 2008 by $21.0 million to $142.6 million as of June 30, 2009 primarily due to purchases of $84.6 million, offset by sales of $50.9 million and maturities, prepayments and calls of $12.1 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Other assets increased to $9.2 million at June 30, 2009 compared to $3.2 million at December 31, 2008 primarily due to a significant increase in the Company’s deferred tax asset as a result of the net loss recognized during the first six months of 2009.  The Company determined a valuation allowance was not necessary as of June 30, 2009 as we concluded we would be able to generate taxable income in future years and carry back the loss generated to prior tax years.  Please see the “income tax expense” section in management’s discussion and analysis for further information.

FHLB advances and other borrowings decreased to $85.0 million and $61.4 million at June 30, 2009, respectively, from $111.9 million and $79.0 million at December 31, 2008.  During the second quarter of 2009, the Company prepaid two FHLB advances totaling $20.0 million which had a weighted average cost of 5.9%, incurring a penalty of $251,000.  Management has determined the prepayment penalties incurred will be fully offset by an increase in net interest income over the remainder of 2009.

Other liabilities increased to $14.4 million at June 30, 2009 from $1.9 million at December 31, 2008.  The increase was primarily attributable to in process investment purchases totaling $11.3 million with a trade dates before June 30, 2009 and settlement dates in July 2009.

During the second quarter the Company issued 19,468 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock and warrants to purchase 386,270 shares of the Company’s common stock for $19.5 million under the U.S. Treasury Department’s Capital Purchase Program (CPP).  The preferred stock qualified as Tier 1 capital and will accrue cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  As a result of the issuance, the Company had a recorded balance of $19.0 million in preferred stock at June 30, 2009 (see footnote 10 and the “liquidity and capital” section of management’s discussion and analysis for further details).

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net Income.  The Company recognized a net loss of $(24.9) million for the three months ended June 30, 2009 while basic and diluted loss per common share were $(7.67).  The Company issued preferred stock and warrants to the U.S. Treasury in conjunction with the Treasury’s Capital Purchase Plan (see footnote 10 to the Company’s consolidated financial statements) during the second quarter of 2009.  Accordingly, accrued preferred dividends and amortization of the unearned discount related to the issuance are deducted from the results of operations in calculating basic and diluted earnings per share (see footnote 5 to the Company’s consolidated financial statements).  In the second quarter of 2008, the Company recognized net income of $218,000 while basic and diluted earnings per common share were $0.07 and $0.06, respectively.  The net loss and basic and diluted loss per common share for the second quarter in 2009 were due to increases in the provision for loan losses and non-interest expenses, offset by a decrease in income tax expense.  The substantial increase in non-interest expense was related to the impairment of intangible assets discussed in Note 9 to the financial statements.

The Company recognized a net loss of $(24.3) million for the six months ended June 30, 2009 while basic and diluted loss per common share for the same period were $(7.49).  Net income for the first six months of 2008 was $1.3 million while basic and diluted earnings per common share were $0.39 and $0.38, respectively.  The net loss and basic and diluted loss per common share in 2009 were due to the same factors that attributed to the net loss in the second quarter of 2009, primarily the significant increase in provision for loan losses and the impairment charge for goodwill and other intangible assets.

Net interest income.  Net interest income for the three months ended June 30, 2009 decreased by $457,000 to $5.4 million as compared to $5.9 million for the equivalent period in 2008.  The Company’s net interest margin on a taxable equivalent basis decreased to 2.89% for the three months ended June 30, 2009 from 3.13% for same period in 2008.  The decrease in the net interest margin was due to a reduction in the yield and average balance outstanding in the Company’s loan portfolio driven by decreasing rates and non-performing loans.  Also, the margin was reduced due to the significant increase in interest bearing deposits to an average balance of $51.2 million for the second quarter of 2009 as compared to $9.8 million for 2008.  The Company was not able to fully offset the decline in its average yield on earning assets in its interest bearing liabilities as the average cost decreased to 2.42% for the three months ended in 2009 compared to 3.08% in 2008.  As has been previously noted, the cost of interest bearing liabilities continues to be significantly impacted by $47.0 million of the $85.0 million of outstanding FHLB advances (see further discussion in the paragraph below).

Net interest income for the six months ended June 30, 2009 decreased by $399,000 to $11.3 million for the six months ended June 30, 2009.  The Company’s net interest margin on a taxable equivalent basis decreased to 2.99% for the first six months of 2009 as compared to 3.13% for the same period in 2008.  The decrease in net interest income was due to a decrease in the yield on earning assets to 5.20% for the six months ended June 30, 2009 compared to 6.11% for the equivalent period on 2008, primarily in the Company’s loan portfolio, which as discussed in three month results for net interest income, was due to a decreasing rate environment and increases in non-performing loans.  Also, the Company maintained a higher balance in its interest bearing deposits in other financial institutions which have a lower yield than other earning assets.  The Company was not able to lower rates on its interest bearing

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

deposits and other borrowings to fully offset the decline in yield on earning assets but was able to decrease the cost to 2.54% for the first six months of 2009 from 3.37 in 2008.

The cost of interest-bearing liabilities continues to be significantly affected by $47.0 million of the $85.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to us, and are on average higher than current alternative costs of funds.  If the FHLB puts an advance back to us, we can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter).  We estimate the three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on the majority of the individual advances.  During the second quarter, we elected to prepay $20.0 million of putable FHLB advances incurring $251,000 in prepayment penalties as a result which were expensed in accordance with EITF 96-19.  Management has determined the prepayment of these advances will have a positive impact on the results of operations for 2009 as the prepayment penalties will be fully offset by an increase in net interest income.  We use FHLB advances for both short- and long-term funding.  The balances reported at June 30, 2009 and December 31, 2008 are comprised of long-term and short-term advances.

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

	Three Months Ended June,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$51,241	$32	0.25%	$9,846	$55	2.25%
Taxable securities	86,571	1,044	4.85	93,155	1,171	5.06
Tax-exempt securities	27,102	460	6.83	13,898	223	6.45
Total loans and fees (1) (2)	602,356	8,067	5.39	641,193	9,582	6.01
FHLB and Federal Reserve stock	8,472	17	0.85	8,102	133	6.60
Total earning assets	775,742	9,620	4.99	766,194	11,164	5.86

Less: Allowance for loan losses	(8,995)			(6,793)
Non-earning assets:
Cash and due from banks	27,433			26,361
Bank premises and equipment, net	14,919			15,082
Other assets	44,005			44,590
Total assets	$853,104			$845,434

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$214,076	$345	0.65%	$220,190	741	1.35
Time deposits	283,348	2,194	3.11	262,449	2,556	3.92
Other borrowings	64,807	219	1.36	74,496	325	1.75
FHLB advances	89,967	1,136	5.08	104,918	1,370	5.25
Subordinated debentures	17,000	140	3.32	17,000	210	4.97
Total interest-bearing liabilities	669,198	4,034	2.42	679,053	5,202	3.08

Non-interest bearing liabilities:
Non-interest demand deposits	109,532			96,870
Accrued interest payable and other liabilities	4,761			4,210
Stockholders’ equity	69,613			65,301
Total liabilities and stockholders’ equity	$853,104			$845,434

Net interest income (taxable equivalent basis)		$5,586			$5,962
Less: taxable equivalent adjustment		(157)			(76)
Net interest income		$5,429			$5,886
Net interest spread			2.57%			2.78%
Net interest margin			2.89			3.13

(1)	The amount of direct loan origination cost included in interest on loans was $233 and $105 for the three months ended June 30, 2009 and 2008.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$38,847	$98	0.51%	$9,471	$116	2.46%
Taxable securities	92,946	2,292	4.99	89,637	2,277	5.11
Tax-exempt securities	23,868	790	6.69	13,483	429	6.40
Total loans and fees (1) (2)	615,087	16,680	5.48	637,969	19,994	6.30
FHLB and Federal Reserve stock	8,472	176	4.21	8,099	220	5.46
Total earning assets	779,220	20,036	5.20	758,659	23,036	6.11

Less: Allowance for loan losses	(9,190)			(6,545)
Non-earning assets:
Cash and due from banks	26,809			20,194
Bank premises and equipment, net	14,994			15,142
Other assets	43,865			43,856
Total assets	$855,698			$831,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$211,817	$684	0.65%	$215,181	1,674	1.56
Time deposits	284,184	4,551	3.24	261,333	5,461	4.20
Other borrowings	65,261	444	1.38	71,938	797	2.23
FHLB advances	99,157	2,512	5.12	105,008	2,791	5.34
Subordinated debentures	17,000	307	3.65	17,000	499	5.90
Total interest-bearing liabilities	677,419	8,498	2.54	670,460	11,222	3.37

Non-interest bearing liabilities:
Non-interest demand deposits	107,084			90,615
Accrued interest payable and other liabilities	4,728			4,699
Stockholders’ equity	66,467			65,532
Total liabilities and stockholders’ equity	$855,698			$831,306

Net interest income (taxable equivalent basis)		$11,538			$11,814
Less: taxable equivalent adjustment		(269)			(146)
Net interest income		$11,269			$11,668
Net interest spread			2.66%			2.74%
Net interest margin			2.99			3.13

(1)	The amount of direct loan origination cost included in interest on loans was $395 and $166 for the six months ended June 30, 2009 and 2008.

(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

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

	Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008 Increase/(Decrease) Due to			Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits with banks	$(23)	$62	$(85)	$(18)	$132	$(150)
Taxable securities	(127)	(81)	(46)	15	83	(68)
Tax-exempt securities	156	147	9	238	226	12
Total loans and fees	(1,515)	(557)	(958)	(3,314)	(697)	(2,617)
FHLB and Federal Reserve stock	(116)	5	(121)	(44)	10	(54)
Total increase (decrease) in interest income	(1,625)	(424)	(1,201)	(3,123)	(246)	(2,877)
Interest expense:
Savings and other	(396)	(20)	(376)	(990)	(26)	(964)
Time Deposits	(362)	192	(554)	(910)	447	(1,357)
Other borrowings	(106)	(39)	(67)	(353)	(68)	(285)
FHLB advances	(234)	(190)	(44)	(279)	(152)	(127)
Subordinated debentures	(70)	-	(70)	(192)	-	(192)
Total increase (decrease) in interest expense	(1,168)	(57)	(1,111)	(2,724)	201	(2,925)
Increase (decrease) in net interest income	$(457)	$(367)	$(90)	$(399)	$(447)	$48

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

Summary of Loan Loss Experience:

	Three Months Ended June 30,		Six Months Ended June 30,
Activity for the period ended:	2009	2008	2009	2008
	(In thousands)
Beginning balance	$8,818	$6,357	$9,478	$6,316
Charge-offs:
Residential real estate	(60)	(146)	(148)	(165)
Commercial real estate	(50)	(146)	(50)	(146)
Construction	(4,153)	(457)	(5,159)	(478)
Commercial business	(165)	(245)	(438)	(895)
Home equity	(266)	(296)	(545)	(317)
Consumer	(145)	(138)	(307)	(220)
Total	(4,839)	(1,428)	(6,647)	(2,221)

Recoveries:
Residential real estate	2	—	31	—
Commercial real estate	2	1	12	2
Construction	—	—	—	—
Commercial business	17	1	28	4
Home equity	2	3	3	4
Consumer	23	26	56	55
Total	46	31	130	65
Net loan charge-offs	(4,793)	(1,397)	(6,517)	(2,156)
Provision	14,346	1,930	15,410	2,730

Ending balance	$18,371	$6,890	$18,371	$6,890

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Provision for loan losses increased significantly to $14.3 million and $15.4 million for the three and six months ended June 30, 2009 compared to $1.9 million and $2.7 million for the equivalent periods in 2008.  Net charge-offs during the three and six months ended June 30, 2009 were $4.8 million and $6.5 million, respectively, an increase from $1.4 million and $2.2 million for same periods in 2008.  The increase in the provision for both the three and six months in 2009 is attributable to a number of factors, one of which was the significant deterioration in the collateral securing certain 1-4 family construction loans to developers (“construction loans”) in the Company’s portfolio.  In conjunction with repossessing the collateral for two large construction loans, the Company obtained updated appraisals for use in determining the proper value of the foreclosed assets.  Both of the appraisals indicated the values had decreased significantly below the current estimates which were based on previously obtained appraisals.  Due to the significant decline in value from the previous estimate, the Company recorded $1.7 million of provision in the second quarter of 2009 specifically related to the two credits.  As a result of the decline in the value from the previous appraisals, management reviewed the other classified construction credits to determine whether the value for the underlying collateral was appropriate.  The decline in values in the new appraisals was due to a significant decrease in the absorption rates utilized by the appraiser to determine the value of the developments.  Management reviewed the other classified construction loans in its portfolio and applied the change in the absorption rate to determine new collateral values.  The new values were only applied to credits that had similar characteristics and were tailored to each credit’s circumstances.  Assessing new collateral values for certain constructions loans accounted for $3.0 million of the $14.3 million in provision for loan losses recorded in the second quarter of 2009.

Also, during the second quarter of 2009, several new credit relationships were added to the Company’s classified asset list while a few significant credit relationships were downgraded.  Classified loans increased by $17.4 million from $55.7 million at March 31, 2009 to $73.1 million at June 30, 2009.  Classified loans were $44.1 million at December 31, 2009.  These downgrades and additions to the watch list were mostly in the Company’s construction portfolio.  As a result of the additional downgrades, approximately 39% of the Company’s total construction credits were classified as of June 30, 2009.  The eleven most significant additions to the classified asset listing during the second quarter of 2009 accounted for $3.3 million of the $14.3 million and $15.4 million of provision for loan losses recorded during the three and six months ended June 30, 2009.  Due to the stress in the construction portfolio and the significant portion of the portfolio that was classified, management reviewed the environmental factors applied to the unclassified construction credits for appropriateness.  Specifically, management determined the allocation for probable incurred losses applied to unclassified construction credits needed to be increased significantly to adjust for the current economic conditions, the history and trend of charge-offs, and the trends in delinquency and classified loans in construction portfolio.  Along with the significant portion of the classified construction loan within the portfolio, the Company also recorded elevated construction loan charge-offs of $4.2 million and $5.2 million during the three and six months ended June 30, 2009.  Of the $5.2 million in construction credit charge-offs for the six months in 2009, $4.9 million was attributable to three credit relationships for which the underlying collateral securing the loans were repossessed.  The Company does not have any other remaining outstanding loans with the three creditors as of June 30, 2009.  As a result, the Company’s charge-off history for those loans increased dramatically.  The Company’s calculation for determining the appropriate allowance for loan losses utilizes charge-off history to apply towards the unclassified credits as an estimate of the probable incurred losses within the portfolio.  Management also reviewed the other loan categories within the Company’s portfolio for indication of increased loss exposure.  While none of the other loan categories have exhibited the same weakness as the construction portfolio, management did feel it was prudent to increase its allocation for unclassified credits for certain other categories to reflect the negative local economic trends.  Of the $14.3 million and $15.4 million in provision for loan losses recorded in the three and six months in 2009, respectively, $3.3 million was attributable to the changes in environmental factors and an increase in the Company’s charge-off history.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

In the second quarter of 2009, the Company also increased the amount of allocation for loans classified as “substandard” and “doubtful” to reflect the current migration trend in its classified loans which accounted for $1.1 million of the total provision for loan losses recognized in the first six months of 2009.  The remaining provision for loan losses in the three and six months ended June 30, 2009 was attributable to several other factors including an increase in severity of certain classified loans not already discussed in the construction loan analysis.  As a result of the above activity in the allowance, the Company increased its allowance for loan losses to total loans to 3.18% at June 30, 2009 from 1.43% at March 31, 2009 and 1.50% at December 31, 2008.

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The Company’s internal asset review committee meets on a monthly basis to review the Company’s classified credits and determine the appropriate classification given the current circumstances for each problem credit relationship.  The committee reviews all relevant information in establishing these classifications including:  the financial position of the borrower, payment history, underlying collateral of the loan, loan officer provided updates on the borrower’s current status, and any other information deemed significant to the determination of the quality of the relationship.  In addition, the Company’s Chief Credit Officer reviews the values assigned to the underlying collateral securing classified credits for appropriateness.  In particular, the Chief Credit Officer reviews the dates of the appraisals supporting the valuations to determine they are current, and if not, that appropriate adjustments have been made to the values to reflect current economic conditions.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of June 30, 2009, management has reserved for probable incurred losses within the loan portfolio based on information currently available to the Company.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-performing assets.  Loans (including impaired loans under the Financial Accounting Standard Board’s Statement of Financial Accounting Standards 114 and 118) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  We define impaired loans as those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  Impaired loans increased to $25.2 million at June 30, 2009 as compared to $20.2 million at December 31, 2008 due to further downgrades in certain commercial credits and an increase in non-accrual commercial credits.  The increase in impaired loans was offset, by the transfer of loans considered impaired with a balance of $8.1 million into foreclosed assets during the second quarter of 2009.  Impaired loans consist of commercial, commercial real estate, and construction real estate credits that are on non-accrual or have been internally classified as “substandard” or “doubtful”.

	June 30, 2009	December 31, 2008
	(In thousands)

Loans on non-accrual status	$23,642	$20,702
Loans past due over 90 days still on accrual	-	-
Other real estate owned	4,912	1,147
Total non-performing assets	$28,554	$21,849

Non-performing loans to total loans	4.09%	3.27%
Non-performing assets to total loans	4.94	3.45
Allowance as a percent of non-performing loans	77.70	45.78
Allowance as a percent of total loans	3.18	1.50

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income.  Non-interest income increased by 22.8% to $2.1 million for the three months ended June 30, 2009 compared to $1.7 million in 2008.  The increase was primarily due to an increase in net gains on sales of investment securities during 2009 and the sale of $14.5 million in low rate mortgage loans that had previously been held in portfolio, which resulted in a gain of $197,000.  Management elected to sell a portion of the Company’s 1-4 family real estate portfolio in order to reduce the amount of long term fixed rate loans and increase liquidity.  During the second quarter of 2009 the Company sold $20.5 million of investment securities which resulted in a net gain of $434,000; the Company sold $16.0 million in securities during the second quarter of 2008, which resulted in a net gain of $291,000.  The Company was able to sell a portion of its portfolio at a gain and reinvest the proceeds in securities with substantially the same yield and risk profile while extending out slightly further on the yield curve.  The change in fair value and cash settlement of interest rate swap decreased to $0 for the three months ended June 30, 2009 from $23,000 for 2008 due to the maturation of the swap agreement in the second quarter of 2008.

Non-interest income increased by 33.1% to $4.3 million for the six months ended June 30, 2009 compared to $3.2 million in 2008.  The increase was primarily due to an increase in net gains on sales of investment securities during 2009 and the gain on sale of low rate mortgage loans described above.  During the first six months of 2009 the Company sold $50.9 million of investment securities which resulted in a net gain of $1.2 million; the Company sold $16.0 million in securities during the same period in 2008, which resulted in a net gain of $291,000.  The change in fair value and cash settlement of interest rate swap decreased to $0 for the first six months of 2009 from $180,000 for 2008 due to the maturation of the swap agreement in the second quarter of 2008.

Non-interest expense.   Non-interest expense increased significantly to $23.3 million for the three months ended June 30, 2009 from $5.6 million for the equivalent period in 2008 due primarily to an impairment of intangible assets of $16.2 million (see Note 10 to the Financial Statements for more discussion of the impairment of intangibles) and prepayment penalties of $251,000 on the repayment of $20.0 million in FHLB advances, both of which occurred during the second quarter of 2009.  Also contributing to the increase in non-interest expense in the first quarter were increases in occupancy expense, data processing expense, legal and professional expense, FDIC insurance premiums, and other expenses.  Occupancy expenses were $636,000 for the three months ended June 30, 2009, an increase of $90,000 from the same period in 2008 as the Company opened a new YCB branch location in the third quarter of 2008 which increased the number of the Company’s branch locations to 23 from 22.  Another cause for the increase in occupancy expense was an increase in the property tax assessments the Company’s owned branch locations.  Data processing expenses increased by 41.8% to $631,000 primarily because of SCSB’s transition to a new core banking data processing system.  Legal and professional fees were $486,000 for the second quarter of 2009, an increase of 71.7% from 2008 due to additional legal fees incurred in association with collection efforts of certain loans in the Company’s portfolio.  As the Company continues its collection efforts, legal fees will remain elevated in future periods.  FDIC insurance premiums were $723,000 for the period ended June 30, 2009 compared to $26,000 for the same period in 2008 due to the accrual of $372,000 for a special assessment payable to the FDIC on September 30, 2009.  The FDIC has indicated it may need to pass additional special assessments in the future depending upon its level of reserves.  Should another the FDIC assess additional special premiums, the

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Company anticipates they would have a significant impact on its earnings.  In addition, FDIC insurance premiums were impacted by the fact that, effective April 1, 2009, the FDIC modified its risk based assessment to incorporate additional risk-based adjustments for unsecured and secured borrowings and brokered deposits and also increased the base assessment rate for all risk categories.  Net foreclosed asset expense increased to $351,000 for the second quarter in 2009 due primarily to a significant increase in payments for delinquent property taxes on foreclosed real estate and losses on sales of foreclosed assets.  Salaries and employee benefits decreased by $200,000 to $2.9 million for the second quarter 2009 as compared to the same period in 2008, primarily because of a reduction in full-time equivalent employees between the periods through attrition.

Non-interest expense increased to $29.6 million for the six months ended June 30, 2009 from $10.9 million for the equivalent period in 2008 due primarily to an impairment charge for goodwill and other intangible assets recorded in the second quarter of 2009 previously discussed.  Salaries and employee benefits increased 0.8% for the first six months of 2009 as compared to the equivalent period in 2008 as increases related to a higher employer portion of insurance premiums, a severance payment to a former employee, and normal recurring pay raises were offset by decreases in share based compensation expense and incentive payments.  Increases in occupancy, data processing, legal and professional, FDIC insurance premium, and net foreclosed asset expenses for the six months ended June 30, 2009 compared to 2008 were all for substantially the same reasons described in the discussion of changes for the second quarter of 2009.

Income tax expense.  The Company recognized an income tax benefit for the three months ended June 30, 2009 of $5.2 million as compared to an income tax benefit of $131,000 for the equivalent period in 2008.  The increase in income tax benefit was due to the large decrease in pre-tax net income (loss) while income from tax exempt obligations and Company owned life insurance as well as income tax credits remained constant.  For substantially the same reason as the quarterly change, the Company recognized an income tax benefit of $5.2 million for the first six months of 2009 as compared to income tax expense of $40,000 during the same period in 2008.

The Company has generated a net operating loss for federal income tax purposes though June 30, 2009.  All of the loss generated will be carried back to prior tax years and will generate a refund of previously paid taxes.

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset.  In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized.  We establish a valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be realized.  At this time, we have determined that a valuation allowance on our federal deferred tax assets is not considered necessary, as we expect to realize these assets based on our ability to carry back the loss generated in the current year to prior tax years and our ability to generate taxable income in future years.  The Company expects to generate taxable income in future periods through profit enhancement strategies including a reduction in salaries and benefits and the maturity of certain high cost FHLB advances in 2009 and 2010 that have had a significant negative impact on the

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Company’s net interest margin.  Also, the Company does not anticipate its provision for loan losses will be as significant as those recorded in the current period.  As the Company continues to resolve its non-performing assets, management anticipates a significant reduction in expenses related to maintaining foreclosed assets and legal expenses associated with collection efforts.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2009, we had cash and interest-bearing deposits with banks of $53.3 million and securities available-for-sale with a fair value of $142.6 million of which $128.5 million was pledged at June 30, 2009.  If we require funds beyond the funds we are able to generate internally, we have $68.7 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings and unused federal funds lines of credit with various nonaffiliated financial institutions of $25.5 million.  The holding company renewed its line of credit with a nonaffiliated financial institution subsequent to quarter end.  In order to renew its line of credit, the Company was required to make a principal reduction of $2.4 million and quarterly principal reductions of $350,000 for each of the next four quarters; further, the available credit for the line was reduced from $10.0 million to $7.0 million.  Also, due to losses at the holding company’s subsidiaries, prior regulatory approval will be required before any dividends can be paid to the holding company.   As a result of the reduction in the holding company line of credit and required principal reductions and the limitation on dividends from its subsidiaries, the ability of the holding company to obtain cash to fund its operations and pay dividends will be limited for the next two years.  The holding company had $10.8 million in a non-interest bearing correspondent account as of June 30, 2009 which management estimates will be sufficient to fund its operations and pay dividends at their current levels for the next 2 years.  Management is currently evaluating several alternatives to preserve and increase liquidity at the holding company.

Capital Purchase Program.  On May 29, 2009, the Company issued 19,468 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock and warrants to purchase 386,270 shares of the Company’s common stock for $19.5 million under the U.S. Treasury Department’s Capital Purchase Program.  The preferred stock qualified as Tier 1 capital and will accrue cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  Thus far, the Company has utilized $7.0 million of the proceeds to inject capital into its subsidiary, YCB, which will be utilized to support future lending and growth activities.  The remaining proceeds will be used to support bank subsidiary and holding company operations for the immediate future.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of June 30, 2009, Your Community Bank and Scott County State Bank were each in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

June 30, 2009:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	12.7%	11.4%	8.1%
Your Community Bank	11.9%	10.6%	8.0%
Scott County State Bank	13.6%	12.3%	7.5%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2008:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	10.7%	9.5%	7.6%
Your Community Bank	11.5%	10.3%	8.2%
Scott County State Bank	14.1%	13.3%	9.4%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

YCB currently has a regulatory agreement with the FDIC that requires YCB to maintain a Tier 1 capital ratio of 8%.  YCB is currently in compliance with the Tier 1 capital requirement.

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 601,780 shares at an aggregate cost of $10.4 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through June 30, 2009, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan.

In the second quarter of 2009, the Company sold preferred shares and issued a warrant for common shares to the U.S. Treasury under its Capital Purchase Program.  The terms of the purchase agreement prohibit the Company from declaring or paying a quarterly dividend on common shares in excess of $0.175 per common share or repurchasing its common shares prior to the earlier of the third anniversary of the closing date, May 29, 2009 or the date on which the preferred shares have been redeemed in whole or transferred to an unaffiliated third party.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at June 30, 2009 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2008 and June 30, 2009 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate; therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of June 30, 2009 our net interest income would decrease by an estimated 3.4%, or $826,000, over the one year forecast horizon.  As of December 31, 2008, in the Up 200 Scenario we estimated that net interest income would decrease 2.2%, or $571,000, over a one year forecast horizon ending December 31, 2009.

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

Index

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2009 and December 31, 2008, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2009 and ending on June 30, 2010 (in thousands):

	Interest Rate Sensitivity as of June 30, 2009
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$30,708	$31,658
Investments	5,858	6,039
FHLB and FRB stock	348	348
Interest-bearing bank deposits	0	3
Federal funds sold	163	722
Total interest Income	37,077	38,770

Projected interest expense:
Deposits	8,223	10,164
Federal funds purchased, line of credit and Repurchase agreements.	689	1,209
FHLB advances	3,121	3,121
Subordinated debentures	458	516
Total interest expense	12,491	15,010
Net interest income	$24,586	$23,760

Change from base		(826)
Percent change from base		(3.36)%

Index

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2008 and ending December 31, 2009 (in thousands):

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the six months ended June 30, 2009.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of June 30, 2009, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan.

 In the second quarter of 2009, the Company sold preferred shares and issued warrants for common shares to the U.S. Treasury under its Capital Purchase Program.  The terms of the purchase agreement prohibit the Company from declaring or paying a quarterly dividend on common shares in excess of $0.175 per common share or repurchasing its common shares prior to the earlier of the third anniversary of the closing date, May 29, 2009 or the date on which the preferred shares have been redeemed in whole or transferred to an unaffiliated third party.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders of the Company was held May 19, 2009.  The following items of business were presented to stockholders:

1)  Three directors were elected as proposed in the Proxy Statement dated April 17, 2009, under the caption “Election of Directors” with votes cast as follows.

	Total Votes For Each Director	Total Votes Withheld For Each Director
Gordon Huncilman	2,609,713	23,728
Timothy Shea	2,619,488	13,953
Steven Stemler	2,607,026	26,415

2)  The Audit Committee’s selection and appointment of the accounting firm of Crowe Horwath LLP as independent auditors for the year ending December 31, 2009 was ratified with 2,611,555 votes cast in favor of ratification, 11,984 votes against ratification, and 9,902 votes abstaining.

Item 6.  Exhibits

Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: August 14, 2009	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2009	BY:	/s/ Paul. A. Chrisco
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