Form 10-Q
period 2009-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2009-11-16
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,268,150 shares of common stock were outstanding as of November 11, 2009.

COMMUNITY BANK SHARES OF INDIANA, INC.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$11,618	$19,724
Interest-bearing deposits in other financial institutions	46,813	45,749
Securities available for sale	173,735	121,659
Loans held for sale	829	308
Loans, net of allowance for loan losses of $17,523 and $9,478	540,822	623,103
Federal Home Loan Bank and Federal Reserve stock	8,472	8,472
Accrued interest receivable	3,228	3,163
Premises and equipment, net	14,598	15,128
Company owned life insurance	18,303	17,745
Goodwill	—	15,335
Other intangible assets	1,414	2,492
Foreclosed and repossessed assets	4,679	1,241
Other assets	9,302	3,244
Total Assets	$833,813	$877,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$94,236	$92,467
Interest-bearing	524,496	510,718
Total deposits	618,732	603,185
Other borrowings	53,242	78,983
Federal Home Loan Bank advances	79,974	111,943
Subordinated debentures	17,000	17,000
Accrued interest payable	1,337	1,705
Other liabilities	3,848	1,948
Total liabilities	774,133	814,764

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; 0 issued or outstanding	—	—
Preferred stock, series A, without par value; 19,500 shares authorized; 19,468 and 0 issued and outstanding in 2009 and 2008, respectively; liquidation preference of $1,000 per share	19,012	—
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,942 shares issued; 3,268,325 and 3,242,577 outstanding in 2009 and 2008, respectively	386	386
Additional paid-in capital	45,573	45,313
Retained earnings	3,159	28,268
Accumulated other comprehensive income (loss)	1,834	(640)
Treasury stock, at cost (2009- 595,617 shares, 2008- 621,365 shares)	(10,284)	(10,728)
Total shareholders’ equity	59,680	62,599
Total Liabilities and Shareholders’ Equity	$833,813	$877,363

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$8,162	$9,662	$24,842	$29,656
Taxable securities	1,111	1,268	3,403	3,545
Tax-exempt securities	477	201	998	484
Federal Home Loan Bank and Federal Reserve dividends	46	109	222	329
Interest-bearing deposits in other financial institutions	21	40	119	156
Interest and dividend income	9,817	11,280	29,584	34,170

Interest expense
Deposits	2,370	3,400	7,605	10,535
Other borrowings	227	319	671	1,116
Federal Home Loan Bank advances	1,012	1,403	3,524	4,194
Subordinated debentures	116	212	423	711
Interest expense	3,725	5,334	12,223	16,556
Net interest income	6,092	5,946	17,361	17,614

Provision for loan losses	30	580	15,440	3,310

Net interest income after provision for loan losses	6,062	5,366	1,921	14,304

Non-interest income
Service charges on deposit accounts	949	918	2,559	2,499
Commission income	8	48	48	138
Net gain on sales of available for sale securities	83	72	1,290	363
Mortgage banking income	56	40	244	179
Gain on sale of loans	-	-	197	-
Earnings on company owned life insurance	187	185	558	548
Change in fair value and cash settlement of interest rate swap	-	-	-	180
Interchange income	209	207	627	612
Other-than-temporary loss
Total impairment loss	(1,906)	-	(1,906)	-
Loss recognized in other comprehensive income (loss)	806	-	806	-
Net impairment loss recognized in earnings	(1,100)	-	(1,100)	-
Other income	86	46	341	216
Non-interest income	478	1,516	4,764	4,735

Non-interest expense
Salaries and employee benefits	2,584	3,066	8,653	9,086
Occupancy	576	581	1,835	1,596
Equipment	360	400	1,102	1,117
Data processing	656	506	1,862	1,427
Marketing and advertising	96	177	395	558
Legal and professional service fees	353	307	1,160	849
FDIC insurance premiums	310	98	1,321	141
Goodwill and other intangible asset impairment	-	-	16,154	-
Prepayment penalties on extinguishment of debt	28	-	279	-
Foreclosed assets, net	(14)	100	530	156
Other expense	552	505	1,777	1,673
Total non-interest expense	5,501	5,740	35,068	16,603
Income (loss) before income taxes	1,039	1,142	(28,383)	2,436

Income tax expense (benefit)	82	223	(5,093)	263

Net income (loss)	957	919	(23,290)	2,173

Preferred stock dividends and discount accretion	(265)	-	(356)	-

Net income (loss) available to common shareholders	$692	$919	$(23,646)	$2,173

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Earnings (Loss) per common share:
Basic	$0.21	$0.28	$(7.27)	$0.67
Diluted	$0.21	$0.28	$(7.27)	$0.66

Dividends per common share	$0.100	$0.175	$0.450	$0.525

Comprehensive income (loss)	$4,676	$(734)	$(20,816)	$(1,473)

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2009	$—	$386	$45,313	$28,268	$(640)	$(10,728)	$62,599
Comprehensive loss:
Net loss	—	—	—	(23,290)	—	—	(23,290)
Change in securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effects	—	—	—	—	2,414	—	2,414
Unrealized gain on pension benefits, net of tax effects	—	—	—	—	60	—	60
Total comprehensive loss							(20,816)
Cash dividends declared on common stock ($0.450 per share)	—	—	—	(1,463)	—	—	(1,463)
Dividends on preferred stock	—	—	—	(328)	—	—	(328)
Issuance of treasury stock under dividend reinvestment plan	—	—	(231)	—	—	444	213
Issuance of preferred stock	18,984	—	—	—	—	—	18,984
Issuance of warrants to purchase common shares	—	—	445	—	—	—	445
Amortization of preferred discount	28			(28)			—
Stock award expense	—	—	46	—	—	—	46
Balance, September 30, 2009	$19,012	$386	$45,573	$3,159	$1,834	$(10,284)	$59,680

See accompanying notes to consolidated financial statements.

Index

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income (loss)	$(23,290)	$2,173
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	15,440	3,310
Depreciation and amortization	1,356	1,371
Net amortization (accretion) of securities	73	(89)
Net gain on sales of available for sale securities	(1,290)	(363)
Other-than-temporary loss	1,100	-
Prepayment penalties on extinguishment of debt	279	-
Mortgage loans originated for sale	(15,273)	(10,472)
Proceeds from mortgage loan sales	14,977	10,963
Net gain on sales of mortgage loans	(225)	(147)
Earnings on company owned life insurance	(558)	(548)
FHLB stock dividends	-	(16)
Gain on sale of loans	(197)	-
Goodwill and other intangible asset impairment	16,154	-
Shared based compensation expense	46	234
Net loss on disposition of other foreclosed assets	168	27
Net gain on disposition of premises and equipment	(5)	(2)
Net change in:
Accrued interest receivable	(65)	143
Accrued interest payable	(368)	86
Other assets	(7,324)	52
Other liabilities	1,835	(677)
Net cash from operating activities	2,833	6,045
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	(1,064)	(9,756)
Available for sale securities:
Sales	71,977	19,098
Purchases	(136,919)	(55,411)
Maturities, prepayments and calls	16,640	20,694
Loan originations and payments, net	47,497	(8,892)
Proceeds from the sale of other real estate	1,227	244
Purchases of premises and equipment	(600)	(1,148)
Proceeds from the sale of premises and equipment	8	9
Proceeds from sale of loans held for investment	14,739	-
Purchase of Federal Reserve and FHLB stock	-	(1)
Investment in company owned life insurance	-	(100)
Net cash from investing activities	13,505	(35,263)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	15,564	24,538
Net change in other borrowings	(25,741)	(2,926)
Proceeds from Federal Home Loan Bank advances	-	67,000
Repayment of Federal Home Loan Bank advances	(32,279)	(51,500)
Purchase of treasury stock	-	(273)
Proceeds from issuance of preferred stock and warrants	19,468	-
Cash dividends paid on preferred shares	(206)	-
Cash dividends paid on common shares	(1,250)	(1,706)
Net cash from financing activities	(24,444)	35,133
Net change in cash and due from financial institutions	(8,106)	5,915
Cash and due from financial institutions at beginning of period	19,724	14,570
Cash and due from financial institutions at end of period	$11,618	$20,485

Supplemental noncash disclosures:
Transfer from loans to foreclosed assets	$5,045	$510
Sale and financing of foreclosed assets	$202	$278
Issuance of treasury shares under dividend reinvestment plan	$213	$-

See accompanying notes to consolidated financial statements.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (the “Company”, “we,” “our” or “us”) is a bank holding company headquartered in New Albany, Indiana. Our wholly-owned banking subsidiaries are Your Community Bank (“Your Community Bank” or “YCB”), and The Scott County State Bank (“Scott County State Bank” or “SCSB”).  YCB and SCSB are at times collectively referred to herein as the “Banks”.  The Banks are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions.  Your Community Bank is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Department of Financial Institutions.  Scott County State Bank is also regulated by the Federal Reserve.

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

In June 2004 and June 2006, we completed placements of floating rate subordinated debentures through two trusts that we formed, Community Bank Shares (IN) Statutory Trust I and Trust II (“Trusts”).  Because the Trusts are not consolidated with us, pursuant to FASB Interpretation No. 46, now codified as FASB ASC 810-10, our financial statements reflect the subordinated debt we issued to the Trusts.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2009, the results of operations for the three months and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009:
Securities available for sale:
State and municipal	$47,953	$2,194	$(66)	$50,081
Residential mortgage-backed securities issued by U.S. Government sponsored entities	117,645	2,742	-	120,387
Collateralized debt obligations, including trust preferred securities	4,613	-	(1,595)	3,018
Mutual funds	250	-	(1)	249
Total securities available for sale	$170,461	$4,936	$(1,662)	$173,735

December 31, 2008:
Securities available for sale:
State and municipal	$20,926	$174	$(558)	$20,542
Residential mortgage-backed securities issued by U.S. Government sponsored entities	95,170	2,430	(12)	97,588
Collateralized debt obligations, including trust preferred securities	5,696	-	(2,411)	3,285
Mutual funds	250	-	(6)	244
Total securities available for sale	$122,042	$2,604	$(2,987)	$121,659

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed agency securities and mutual funds which do not have a single or stated maturity are shown separately.

	September 30, 2009
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$1,498	$1,511
One to five years	934	957
Five to ten years	4,051	4,269
Beyond ten years	46,083	46,362
Residential mortgage-backed securities issued by U.S. Government sponsored entities	117,645	120,387
Mutual funds	250	249
Total	$170,461	$173,735

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of available for sale securities were as follows.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(In thousands)
Proceeds	$21,060	$3,051	$71,977	$19,098
Gross gains	83	72	1,290	363
Gross losses	-	-	-	-

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2009	(In thousands)
State and municipal	$1,360	$(8)	$1,002	$(58)	$2,362	$(66)
Collateralized debt obligations, including trust preferred securities	-	-	3,018	(1,595)	3,018	(1,595)
Mutual funds	-	-	249	(1)	249	(1)
Total temporarily impaired	$1,360	$(8)	$4,269	$(1,654)	$5,629	$(1,662)

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model.  Investment securities are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, now codified as FASB ASC 320-10.  However, certain purchased beneficial interests, including collateralized debt obligations that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets, now codified as FASB ASC 325-40.

In determining OTTI under the FASB ASC 320-10 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by FASB ASC 325-40 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA.  Under the FASB ASC 325-40 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected cash flows.

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

As of September 30, 2009, the Company’s security portfolio consisted of 195 securities, 16 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s state and municipal, and collateralized debt obligations, as discussed below:

State and Municipal

At September 30, 2009 the Company had approximately $2.4 million of state and municipal securities with an unrealized loss of $66,000.  Of the 119 state and municipal securities in the Company’s portfolio, 104 had an investment grade rating as of September 30, 2009 while 15 were not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in six pooled trust preferred securities. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $4.6 million book value of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Rating	Par Value	Book Value	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	Current Quarter OTTI Related to Credit Loss, Pre-Tax
Security 1	B+ (S&P)	$2,000	$2,000	$1,308	$-	$-
Security 2	Ba3	331	330	233	-	-
Security 3	Ca	49	43	37	-	5
Security 4	Ca	317	283	238	-	35
Security 5	Ca	1,509	979	601	-	530
Security 6	Ca	1,509	979	601	-	530
		$5,715	$4,613	$3,018	$-	$1,100

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default.  We considered all defaults to be immediate.  We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank).  For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 0.40%.  Upon completion of the September 30, 2009 analysis, our model indicated other-than-temporary impairment of four of these securities.  These four securities had OTTI losses of $1.9 million, of which $1.1 million was recorded as expense and $806,000 was recorded in other comprehensive loss.  These four securities remained classified as available for sale at September 30, 2009, and together, the six securities subject to FASB ASC 325-40 accounted for the $1.6 million of unrealized loss in the collateralized debt obligations category at September 30, 2009.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine months ended September 30, 2009:

Three and Nine Months Ended September 30, 2009

Beginning balance	$-
Other-than-temporary impairment related to credit losses	1,100
Ending balance	$1,100

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans

Loans at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Commercial	$93,971	$95,365
Mortgage loans on real estate:
Residential	142,073	177,230
Commercial	198,129	206,973
Construction	52,039	73,936
Home equity	56,863	60,539
Loans secured by deposit accounts	1,149	1,242
Consumer	14,121	17,296
Subtotal	558,345	632,581
Less:
Allowance for loan losses	(17,523)	(9,478)
Loans, net	$540,822	$623,103

Activity in the allowance for loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$18,371	$6,890	$9,478	$6,316
Charge-offs	(916)	(470)	(7,563)	(2,691)
Recoveries	38	25	168	90
Provision for loan losses	30	580	15,440	3,310
Ending balance	$17,523	$7,025	$17,523	$7,025

Information about impaired loans is presented below.  There were no impaired loans for the periods presented without an allowance allocation.

	September 30,	December 31,
	2009	2008
	(In thousands)
Impaired loans, including troubled debt restructurings of $17,612 and $0	$34,317	$20,189
Amount of the allowance for loan losses allocated	5,695	4,413
Average impaired loans during the period	27,235	8,107
Interest income recognized and received during impairment	227	4
Loans past due over 90 days still on accrual	-	-
Non-accrual loans	16,553	20,702

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Deposits

Deposits at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(In thousands)

Demand (NOW)	$78,589	$91,641
Money market accounts	129,143	101,032
Savings	31,018	29,302
Individual retirement accounts	33,490	28,981
Certificates of deposit, $100,000 and over	108,371	97,440
Other certificates of deposit	143,885	162,322

Total interest bearing deposits	524,496	510,718

Total non-interest bearing deposits	94,236	92,467

Total deposits	$618,732	$603,185

5.   Earnings (Loss) Per Common Share

Earnings (loss) per common share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except for share and per share amounts)
Basic:
Net income (loss)	$957	$919	$(23,290)	$2,173
Less: Preferred stock dividend and amortization of discount	(265)	-	_____(356)	-
Net income (loss) available to common shareholders	$692	$919	$(23,646)	$2,173
Average shares outstanding	3,258,483	3,248,109	3,254,139	3,250,375
Net income (loss) per common share, basic	$0.21	$0.28	$(7.27)	$0.67

Diluted:
Net income (loss) available to common shareholders	$692	$919	$(23,646)	$2,173
Average shares:
Common shares outstanding for basic	3,258,483	3,248,109	3,254,139	3,250,375
Add: Dilutive effect of outstanding options	-	5,165	-	13,934
Add: Dilutive effect of outstanding warrants	20,330	-	-	-
Average shares and dilutive potential common shares	3,278,813	3,253,274	3,254,139	3,264,309
Net income (loss) per common share, diluted	$0.21	$0.28	$(7.27)	$0.66

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock options for 243,620 and 262,970 shares of common stock were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2009, respectively, because their effect was antidilutive.  This compares to stock options for 249,260 and 240,420 shares of common stock that were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2008, respectively. Warrants for 386,270 shares of common stock were excluded from the calculation of diluted net income (loss) per share for the nine months ended September 30, 2009 due to the net loss for that period.  Performance units totaling 20,700 and 43,000 were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2009 and 2008, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.  Deferred stock units totaling 45,000 and 0 were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2009 and 2008, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

6.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 232,250 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2009 and December 31, 2008 was $0. There was $34,000 and $116,000 in total compensation cost related to unvested options not recognized at September 30, 2009 and December 31, 2008, respectively, with a weighted-average period of 0.7 and 1.2 years over which the cost is expected to be recognized as of September 30, 2009 and December 31, 2008, respectively.  The Company recognized $9,000 and $33,000 in expense for stock options for the three and nine months ended September 30, 2009, respectively, and $25,000 and $114,000 in expense during the three and nine months ended September 30, 2008, respectively.  The Company has options vested and expected to vest of 234,520 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 5.6 years as of September 30, 2009.  During the nine months ended September 30, 2009, no options were granted and 28,450 options were forfeited.

We may grant performance unit awards to employees for up to 275,000 shares of common stock.  The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date.  We reversed $0 and $66,000 of previously recognized expense for performance unit awards for the three and nine months ended September 30, 2009, respectively.  We did not grant performance units during the nine months ended September 30, 2009 while 1,800 performance units were forfeited in 2009.  We recognized $18,000 and $51,000 in expense for performance unit awards for the three and nine months ended September 30, 2008, respectively.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We granted 4,000 restricted stock awards to employees during the nine months ended September 30, 2009 which had an aggregate fair value of $32,000 at the date of grant and vest in the first quarter of 2012.  The fair value of restricted stock awards was calculated based on the Company’s stock price at the date of issuance.  For the three and nine months ended September 30, 2009, we recognized $9,000 and $62,000 in expense for restricted stock awards, respectively.  During the first nine months of 2009, 7,000 restricted stock awards were forfeited.  For the three and nine months ended September 30, 2008, we recognized $31,000 and $84,000 in expense for restricted stock awards, respectively.

During the first nine months of 2009, we granted 45,000 deferred stock units to employees which had an aggregate fair value of $363,000 at the date of grant and vest on December 31, 2011.  The fair value of deferred stock unit awards was calculated based on the Company’s stock price at the date of issuance.  We recognized $0 in expense for the three and nine months ended September 30, 2009 for deferred stock units.

7. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Unrealized holding gains (losses) on available for sale securities	$4,553	$(2,349)	$3,847	$(5,004)
Less reclassification adjustments for other-than-temporary impairment related to credit losses	1,100	-	1,100	-
Less reclassification adjustments for (gains) losses recognized in income	(83)	_ (72)	(1,290)	(363)
Net unrealized gains (losses) on securities available for sale, net of reclassifications	5,570	(2,421)	3,657	(5,367)

Unrealized gain (loss) on pension benefits	67	(77)	97	(157)

Other comprehensive income (loss) before tax effects	5,637	(2,498)	3,754	(5,524)
Tax effect	(1,918)	845	(1,280)	1,878

Other comprehensive income (loss)	$3,719	$(1,653)	$2,474	$(3,646)

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Fair Value

FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies were historically priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, these investments are now priced using Level 3 inputs.  The fair values of our collateralized debt obligations are determined by capital market traders of our bond accountant using a base discount margin driven by current market fundamentals adjusted for characteristics unique to each security and the security’s discounted projected cash flows.  To determine the discounted projected cash flows for our collateralized debt obligations, the capital market traders of our bond accountant utilized discount rates ranging from 8.90% to 14.95% (11.99% weighted average rate) depending on the security.  The discount rates were determined utilizing a risk free rate of three month Libor plus 300 bps (3.29% at 9/30/09), which includes a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired Loans:  Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of the carrying amount of the loan or the fair value of the underlying collateral less costs to sell.  The fair value of real estate is primarily determined based on appraisals by qualified licensed appraisers.  The appraisals are discounted to reflect management’s estimate of the fair value of the collateral given the current circumstances and condition of the collateral.  Impaired loans are evaluated quarterly for additional impairment.  Fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009, Using
	Assets at Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Available for sale securities:
State and municipal	$50,081	$-	$50,081	$-
Residential mortgage-backed securities issued by U.S. Government sponsored entities	120,387	-	120,387	-
Collateralized debt obligations, including trust preferred securities	3,018	-	-	3,018
Mutual funds	249	-	249	-
Total available for sale securities	$173,735	$-	$170,717	$3,018

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

The rollforward of activity for the Company’s significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2009 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2009
	(in thousands)

Balance, Beginning of Period	$2,638	$3,285
Transfer into level 3	-	-
Other-than-temporary impairment recognized in earnings	(1,100)	(1,100)
Other-than-temporary impairment recognized in other comprehensive income	(806)	(806)
Net unrealized gain included in other comprehensive income	2,286	1,639
Balance, September 30, 2009	$3,018	$3,018

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements at September 30, 2009, Using
	Assets at Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Impaired loans	$18,616	$—	$—	$18,616
Acquired intangible assets	1,414	—	—	1,414
Foreclosed assets	4,679	—	—	4,679

		Fair Value Measurements at December 31, 2008, Using
	Assets at Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Impaired loans	$15,776	$—	$—	$15,776
Mortgage servicing rights	69	—	—	69

The Company measures loans for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans.  The Company’s impaired loans totaled $34.3 million as of September 30, 2009, which included collateral-dependent loans with a carrying value of $24.2 million.  As of September 30, 2009, the Company’s collateral dependent loans had a valuation allowance of $5.6 million.  During the third quarter of 2009, the Company restructured a large collateral dependent loan.  In addition, the Company obtained additional collateral which reduced the valuation allowance for the credit by $1.8 million.  Primarily as a result of this transaction, the Company’s provision for loan losses for impaired collateral dependent loans was $(313,000) and $4.7 million for the three and nine months ended September 30, 2009, respectively.  The Company recognized provision for loan losses of $206,000 and $1.3 million for the three and nine months ended September 30, 2008, respectively, for collateral dependent loans.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company evaluates goodwill for impairment on an annual basis, or more frequently if certain conditions are present.  During the three and nine months ended September 30, 2009, the Company recorded an impairment charge of $0 and $15.3 million, which reduced goodwill to its fair value of $0.  See Note 9 for further information on goodwill impairment.

The Company evaluates acquired intangible assets on an annual basis, or more frequently if certain conditions are present.  During the three and nine months ended September 30, 2009, the Company recorded an impairment charge of $0 and $819,000 which reduced the acquired intangible assets to its fair value of $1.4 million.  See Note 9 for further information on acquired intangible assets impairment.

The Company evaluates the fair value of foreclosed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three and nine months ended September 30, 2009, the Company recognized a charge of $69,000 and $97,000 to write down foreclosed assets to their fair value.  No charges were taken on foreclosed assets for the three and nine month periods ending September 30, 2008.

In accordance with FASB ASC 825-10, the carrying amounts and estimated fair values of financial instruments, not previously presented at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$11,618	$11,618	$19,724	$19,724
Interest-bearing deposits in other financial institutions	46,813	46,813	45,749	45,749
Loans held for sale	829	846	308	312
Loans, net of allowance for loan losses and impaired loans	506,505	518,321	602,914	599,725
Accrued interest receivable	3,228	3,228	3,163	3,163
Federal Home Loan Bank and Federal Reserve Stock	8,472	n/a	8,472	n/a

Financial liabilities
Deposits	618,732	607,791	603,185	589,537
Other borrowings	53,242	53,242	78,983	80,158
Federal Home Loan Bank Advances	79,974	81,538	111,943	116,007
Subordinated debentures	17,000	10,078	17,000	12,699
Accrued interest payable	1,337	1,337	1,705	1,705

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

9.  Goodwill and Intangible Assets

The change in goodwill is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$-	$15,335	$15,335	$15,335
Impairment	-	-	(15,335)	-
Balance, end of period	$-	$15,335	$-	$15,335

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company evaluates goodwill for impairment annually in the fourth quarter unless events or changes in circumstances indicate potential impairment has occurred between formal assessments.  Goodwill was reviewed for impairment as of June 30, 2009 because the Company’s stock has traded at a market price less than its per share common book value since 2008, decreased earnings from historical performance in 2008 and the first quarter 2009, and large provision for loan losses in the second quarter of 2009 related to deterioration in the Company’s loan portfolio.  The Company’s stock is lightly traded, therefore, the Company engaged a third party valuation consultant to assist management in determining the fair value of the Company and whether goodwill was impaired.  The Company’s goodwill was recorded in conjunction with its acquisition of the Scott County State Bank in the third quarter of 2006.  The fair value was determined by comparing the output of several different valuation methodologies including:

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

Based on the results of the analysis, an impairment charge of $15.3 million was recorded in the second quarter of 2009.  The impairment charge had no impact on the Company’s liquidity, cash flows, or regulatory capital ratios.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquired Intangible Assets

The change in acquired intangible assets was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net balance, beginning of period	$1,481	$2,688	$2,492	$2,899
Amortization expense	(67)	(99)	(259)	(310)
Impairment	-	-	(819)	-
Net balance, end of period	$1,414	$2,589	$1,414	$2,589

Estimated amortization expense for the remaining three months of 2009 and each of the next four years (in thousands) is as follows:

2009	$63
2010	246
2011	241
2012	229
2013	212

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

10.  Preferred Stock, Warrants and Other Capital Matters

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

YCB currently has a regulatory agreement with the FDIC that requires YCB to maintain a Tier 1 Capital ratio of 8% and total risk based capital of 11%. YCB is currently in compliance with the capital requirements.

11.  Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, now codified as FASB ASC 805, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FASB ASC 805 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of FASB ASC 805 did not have a significant impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, now codified as FASB ASC 810-65 which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FASB ASC 810-65 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  The adoption of FASB ASC 810-65 did not have a significant impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, now codified as FASB ASC 815-10. FASB ASC 815-10 amends and expands the disclosure requirements for derivative instruments and hedging activities. FASB ASC 815-10 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of FASB ASC 815-10 did not have a significant impact on the Company’s results of operations or financial position.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, now codified as FASB ASC 350-30 and 275-10.  This ASC provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance was effective January 1, 2009. The adoption of FASB ASC 350-30 and 275-10 did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, now codified as FASB ASC 320-10-65, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities.  The ASC requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the ASC expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This ASC is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this ASC on April 1, 2009 and applied this guidance in evaluating our collateralized debt obligations for other-than-temporary impairment.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, now codified as FASB ASC 820-10.  This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The ASC provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The ASC also requires increased disclosures.  This ASC is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this ASC at June 30, 2009 did not have a material impact on the results of operations or financial position.  We applied this guidance in determining fair value for our collateralized debt obligations.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, now codified as FASB ASC 825-10. This ASC requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This ASC is effective for interim reporting periods ending after June 15, 2009.  The adoption of this ASC at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 9.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, now codified as FASB ASC 805 whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. ASC 805 is effective for new acquisitions consummated on or after January 1, 2009. The adoption of ASC 805 did not have a significant impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS 165, “Subsequent Events“, now codified as FASB ASC 855-10, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the statement in the second quarter of 2009. For the financial statements related to the three and nine months ended September 30, 2009 contained herein, we evaluated subsequent events through November 16, 2009, the date these financial statements were filed with the SEC.

Newly Issued, Not Yet Effective Pronouncements

In June 2009, the FASB issued two new standards, SFAS 166 (not yet integrated into the ASC), “Accounting for Transfers of Financial Assets – An Amendement of ASC 860” and SFAS 167 (not yet integrated into the ASC), “Amendments to FASB Interpretation No. 46(R)”, which amend the guidance of accounting for the transfers of financial assets and the consolidation of variable interest entities. SFAS 166 eliminates the concept of QSPEs and provides additional guidance with regard to accounting for transfers of financial assets. SFAS 167 changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model, based on control and economics. Both standards are effective for annual reporting periods beginning after November 15, 2009, including all interim periods within the first annual reporting period.  The Company does not anticipate the adoption of FAS 166 and 167 will have an impact on the Company’ results of operations or financial position.

Index

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2009, the FASB issued guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures.  The update is effective for the first reporting period including interim periods after the issuance.  The update reduces potential ambiguity in financial reporting when measuring the fair value of liabilities by providing clarification for circumstances in which quoted prices in an active market for the identical liability is not available.  A reporting entity is required to measure fair value using one or more of the following techniques:  A valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as an asset.  Another valuation technique consistent with the principals of FASB ASC 820 would be an income approach such as a present value technique or a market approach based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Safe Harbor Statement for Forward-Looking Statements

This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the Private Securities Reforam Act of 1995 that involve risks and uncertainties.  These statements are not historical facts, but rather statements based on our current expectations regarding our business strategies and their intended results and our future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to our actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; competitive conditions in the banking markets served by our subsidiaries; the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans; and other factors disclosed periodically in our filings with the SEC.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by us or on our behalf.  We expressly disclaim any intent or obligation to update any forward-looking statements.

Financial Condition

Total assets decreased to $833.8 million at September 30, 2009 from $877.4 million as of December 31, 2008 due to decreases in net loans of $82.3 million and goodwill of $15.3 million.  The Company utilized the net cash inflows to offset decreases in other borrowings and FHLB advances and increase its securities available for sale.  Total deposits increased to $618.7 million at September 30, 2009 from $603.2 million as of December 31, 2008 as interest-bearing deposits increased by $13.8 million and non-interest bearing deposits increased by $1.8 million.

Net loans decreased by 13.2% to $540.8 million as of September 30, 2009 from $623.1 million at December 31, 2008.  The decrease in the loan portfolio was concentrated in the Company’s commercial real estate, construction, and residential real estate portfolios which declined by a combined $65.9 million from December 31, 2008.  During the second quarter of 2009, the Company sold approximately $14.5 million of its 1-4 family residential fixed rate loans which resulted in a gain of $197,000.  Management entered into the transaction to further reduce loans with fixed rates and extended maturities as well as generate liquidity.  Also contributing to the decrease in net loans was an increase in the allowance for loan losses of $8.0 million and net loan payments of $47.5 million during the first nine months of 2009.  The decrease in net loans was also attributable to the transfer of $5.0 million of loans to foreclosed assets during the nine months ended September 30, 2009.  Most of the increase in foreclosed assets was attributable to the transfer of three large 1-4 family development loans in the second quarter of 2009.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Securities available for sale increased from December 31, 2008 by $52.1 million to $173.7 million as of September 30, 2009 primarily due to purchases of $136.9 million, offset by sales of $72.0 million and maturities, prepayments and calls of $16.6 million.  The Company significantly increased its purchases during 2009 to best utilize the increase in liquidity during the period.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Other assets increased to $9.3 million at September 30, 2009 compared to $3.2 million at December 31, 2008 primarily due to a significant increase in the Company’s deferred tax asset as a result of the net loss recognized during the first nine months of 2009.  The Company determined a valuation allowance was not necessary as of September 30, 2009 as we concluded we would be able to generate taxable income in future years and carry back the loss generated to prior tax years.  Please see the “Income tax expense” section in management’s discussion and analysis for further information.

FHLB advances and other borrowings decreased to $80.0 million and $53.2 million at September 30, 2009, respectively, from $111.9 million and $79.0 million at December 31, 2008.  During the second and third quarters of 2009, the Company prepaid three FHLB advances totaling $25.0 million which had a weighted average cost of 5.7%, incurring a penalty of $279,000.  Management has determined the prepayment penalties incurred will be fully offset by an increase in net interest income over the remainder of 2009.

During the second quarter the Company issued 19,468 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock and warrants to purchase 386,270 shares of the Company’s common stock for $19.5 million under the U.S. Treasury Department’s Capital Purchase Program (CPP).  The preferred stock qualified as Tier 1 capital and will accrue cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  As a result of the issuance, the Company had a recorded balance of $19.0 million in preferred stock at September 30, 2009 (see footnote 10 and the “Liquidity and Capital” section of management’s discussion and analysis for further details).

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net Income.  The Company recognized net income available to common shareholders of $692,000 for the three months ended September 30, 2009 while basic and diluted earnings per common share were $0.21.  The Company issued preferred stock and warrants to the U.S. Treasury in conjunction with the Treasury’s Capital Purchase Plan (see footnote 10 to the Company’s consolidated financial statements) during the second quarter of 2009.  Accordingly, accrued preferred dividends and amortization of the unearned discount related to the issuance are deducted from the results of operations in calculating basic and diluted earnings per common share (see footnote 5 to the Company’s consolidated financial statements).  In the third quarter of 2008, the Company recognized net income of $919,000 while basic and diluted earnings per common share were $0.28.  The decrease in net income available to common shareholders for the third quarter of 2009 as compared to 2008 was due primarily to an other-than-temporary impairment related to credit losses of $1.1 million on four of the Company’s investment securities (see Note 2 to the financial statements for further discussion) which reduced non-interest income to $478,000 for three month period in 2009 as compared to $1.5 million in 2008.  The decrease in non-interest income was offset by an increase in net interest income and decreases in the provision for loan losses, non-interest expense, and income tax expense.

The Company recognized a net loss available to common shareholders of $(23.3) million for the nine months ended September 30, 2009 while basic and diluted loss per common share for the same period were $(7.27).  Net income available to common shareholders for the first nine months of 2008 was $2.2 million while basic and diluted earnings per common share were $0.67 and $0.66, respectively.  The net loss available to common shareholders and basic and diluted loss per common share in 2009 were due primarily to the significant increase in provision for loan losses and the impairment charge for goodwill and other intangible assets (see Note 9 to the financial statements).

Net interest income.  Net interest income for the three months ended September 30, 2009 increased by $146,000 to $6.1 million as compared to $5.9 million for the equivalent period in 2008.  The Company’s net interest margin on a taxable equivalent basis increased to 3.24% for the three months ended September 30, 2009 from 3.09% for same period in 2008.  The increase in the net interest income and net interest margin on a taxable equivalent basis was due to decreases in the cost of the Company’s interest-bearing liabilities which was 2.24% for the quarter ended September 30, 2009 compared to 3.08% for 2008.  During the second and third quarters, the Company prepaid $25.0 million of FHLB advances that had a weighted average cost of 5.7%, which lowered the total cost of FHLB advances to $1.0 million or 5.01% for quarter ended September 30, 2009 from $1.4 million or 5.25% in 2008.  Also, the Company saw a decrease in the cost of funds for all other interest-bearing liabilities.  The yield on interest earnings assets decreased to 5.14% for the third quarter of 2009 from 5.81% in 2008.  The yield on loans was 5.69% for the third quarter of 2009, a decrease from 5.99% in 2008 as the portfolio continues to be impacted by non-performing loans.  Also, the Company had an average balance in its interest-bearing deposits in other financial institutions of $49.6 million yielding 0.17% as compared to an average balance of $9.3 million in 2008 which negatively impacted the Company’s yield on interest earnings assets.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income for the nine months ended September 30, 2009 decreased by $253,000 to $17.4 million for the nine months ended September 30, 2009.  The Company’s net interest margin on a taxable equivalent basis decreased to 3.08% for the first nine months of 2009 as compared to 3.12% for the same period in 2008.  The decrease in net interest income was due to a decrease in the yield on earning assets to 5.18% for the nine months ended September 30, 2009 compared to 6.00% for the equivalent period on 2008, primarily in the Company’s loan portfolio, which was due to a decreasing rate environment and increases in non-performing loans in 2009.  Also, the Company maintained a higher balance in its interest bearing deposits in other financial institutions which have a lower yield than other earning assets.  The Company was not able to lower rates on its interest bearing deposits and other borrowings to fully offset the decline in yield on earning assets but was able to decrease the cost to 2.44% for the first nine months of 2009 from 3.27% in 2008.

The cost of interest-bearing liabilities continues to be significantly affected by $42.0 million of the $80.0 million in funding provided by FHLB advances, which principally consists of putable (or convertible) instruments that give the FHLB the option at the conversion date (and quarterly thereafter) to put an advance back to us, and are on average higher than current alternative costs of funds.  If the FHLB puts an advance back to us, we can choose to prepay the advance without penalty or allow the interest rate on the advance to adjust to three-month LIBOR (London Interbank Offer Rate) at the conversion date (and adjusted quarterly thereafter).  We estimate the three-month LIBOR would have to rise in excess of 300 basis points before the FHLB would exercise its option on the majority of the individual advances.  During the second and third quarters of 2009, we elected to prepay $25.0 million of putable FHLB advances incurring $279,000 in prepayment penalties as a result which were expensed in accordance with FASB ASC 470-50.  Management has determined the prepayment of these advances will have a positive impact on the results of operations for 2009 as the prepayment penalties will be fully offset by an increase in net interest income.  We use FHLB advances for both short- and long-term funding.  The balances reported at September 30, 2009 and December 31, 2008 are comprised of long-term and short-term advances.

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

	Three Months Ended September,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$49,568	$21	0.17%	$9,264	$40	1.72%
Taxable securities	107,476	1,111	4.11	101,916	1,268	4.95
Tax-exempt securities	43,049	723	6.68	18,390	305	6.60
Total loans and fees (1) (2)	570,253	8,162	5.69	642,099	9,662	5.99
FHLB and Federal Reserve stock	8,472	46	2.14	8,107	109	5.35
Total earning assets	778,818	10,063	5.14	779,776	11,384	5.81

Less: Allowance for loan losses	(19,334)			(6,931)
Non-earning assets:
Cash and due from banks	29,821			27,871
Bank premises and equipment, net	14,726			15,157
Other assets	35,153			39,314
Total assets	$839,184			$855,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$228,206	$332	0.58%	$210,464	703	1.33
Time deposits	277,420	2,038	2.92	281,448	2,697	3.81
Other borrowings	58,471	227	1.54	72,301	319	1.76
FHLB advances	80,272	1,012	5.01	107,228	1,403	5.21
Subordinated debentures	17,000	116	2.71	17,000	212	4.96
Total interest-bearing liabilities	661,369	3,725	2.24	688,441	5,334	3.08

Non-interest bearing liabilities:
Non-interest demand deposits	111,599			101,041
Accrued interest payable and other liabilities	8,288			3,270
Stockholders’ equity	57,928			62,435
Total liabilities and stockholders’ equity	$839,184			$855,187

Net interest income (taxable equivalent basis)		$6,338			$6,050
Less: taxable equivalent adjustment		246			104
Net interest income		$6,092			$5,946
Net interest spread			2.90%			2.73%
Net interest margin			3.24			3.09

(1)	The amount of direct loan origination cost included in interest on loans was $133 and $105 for the three months ended September 30, 2009 and 2008.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$42,460	$119	0.38%	$9,401	$156	2.22%
Taxable securities	97,843	3,403	4.66	93,760	3,545	5.05
Tax-exempt securities	30,332	1,512	6.68	15,131	733	6.47
Total loans and fees (1) (2)	599,978	24,842	5.55	639,355	29,656	6.20
FHLB and Federal Reserve stock	8,472	222	3.51	8,102	329	5.42
Total earning assets	779,085	30,098	5.18	765,749	34,419	6.00

Less: Allowance for loan losses	(12,609)			(6,674)
Non-earning assets:
Cash and due from banks	27,824			22,772
Bank premises and equipment, net	14,904			15,147
Other assets	39,736			42,136
Total assets	$848,940			$839,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$217,340	$1,015	0.63%	$213,597	2,377	1.49
Time deposits	281,905	6,590	3.13	268,086	8,158	4.06
Other borrowings	62,973	671	1.43	72,060	1,116	2.07
FHLB advances	92,793	3,524	5.09	105,754	4,194	5.30
Subordinated debentures	17,000	423	3.34	17,000	711	5.59
Total interest-bearing liabilities	672,011	12,223	2.44	676,497	16,556	3.27

Non-interest bearing liabilities:
Non-interest demand deposits	108,606			94,116
Accrued interest payable and other liabilities	4,734			4,025
Stockholders’ equity	63,589			64,492
Total liabilities and stockholders’ equity	$848,940			$839,130

Net interest income (taxable equivalent basis)		$17,875			$17,863
Less: taxable equivalent adjustment		514			249
Net interest income		$17,361			$17,614
Net interest spread			2.74%			2.73%
Net interest margin			3.08			3.12

(1)	The amount of direct loan origination cost included in interest on loans was $528 and $529 for the nine months ended September 30, 2009 and 2008.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

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

	Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008 Increase/(Decrease) Due to			Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$(19)	$44	$(63)	$(37)	$180	$(217)
Taxable securities	(157)	66	(223)	(142)	150	(292)
Tax-exempt securities	276	273	3	514	500	14
Total loans and fees	(1,500)	(1,044)	(456)	(4,814)	(1,755)	(3,059)
FHLB and Federal Reserve stock	(63)	5	(68)	(107)	14	(121)
Total increase (decrease) in interest income	(1,463)	(656)	(807)	(4,586)	(911)	(3,675)

Interest expense:
Savings and other	(371)	55	(426)	(1,362)	41	(1,403)
Time Deposits	(659)	(38)	(621)	(1,568)	403	(1,971)
Other borrowings	(92)	(57)	(35)	(445)	(128)	(317)
FHLB advances	(391)	(341)	(50)	(670)	(498)	(172)
Subordinated debentures	(96)	-	(96)	(288)	-	(288)
Total increase (decrease) in interest expense	(1,609)	(381)	(1,228)	(4,333)	(182)	(4,151)
Increase (decrease) in net interest income	$146	$(275)	$421	$(253)	$(729)	$476

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

Summary of Loan Loss Experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
Activity for the period ended:	2009	2008	2009	2008
	(In thousands)
Beginning balance	$18,371	$6,890	$9,478	$6,316
Charge-offs:
Residential real estate	(169)	(55)	(317)	(220)
Commercial real estate	(66)	—	(116)	(146)
Construction	(22)	(140)	(5,181)	(618)
Commercial business	(506)	(66)	(944)	(961)
Home equity	(7)	(87)	(552)	(404)
Consumer	(146)	(122)	(453)	(342)
Total	(916)	(470)	(7,563)	(2,691)

Recoveries:
Residential real estate	1	1	32	1
Commercial real estate	1	1	13	3
Construction	—	—	—	—
Commercial business	2	2	30	6
Home equity	1	—	4	4
Consumer	33	21	89	76
Total	38	25	168	90
Net loan charge-offs	(878)	(445)	(7,395)	(2,601)
Provision	30	580	15,440	3,310

Ending balance	$17,523	$7,025	$17,523	$7,025

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Provision for loan losses for the three and nine month period ended September 30, 2009 were $30,000 and $15.4 million compared to $580,000 and $3.3 million for the equivalent periods in 2008.  Net charge-offs during the three and nine months ended September 30, 2009 were $878,000 and $7.4 million, respectively, an increase from $445,000 and $2.6 million for the same periods in 2008.  The decrease in the provision for the third quarter of 2009 as compared to 2008 was due to the restructuring of a large commercial real estate credit during the third quarter of 2009, which significantly increased the Company’s collateral securing the loan, and as a result, reduced the Company’s loss exposure.  As a result of the aforementioned restructuring, the Company reduced its allowance for loan losses by $1.9 million during the third quarter specifically related to that credit.  The decline in the allowance related to the previously mentioned credit relationship was offset by downgrades and an increase in loss exposure of other credit relationships in the loan portfolio.  The Company’s classified assets remained relatively consistent in total at $72.9 million as of September 30, 2009 as compared to $73.1 million at June 30, 2009, however, the Company did experience an improvement in the severity of the loans in its classified listing primarily due to the large restructuring previously mentioned.

The increase in the provision for the nine months in 2009 is attributable to a number of factors, one of which was the significant deterioration in the collateral securing certain 1-4 family construction loans to developers (“construction loans”) in the Company’s portfolio.  In conjunction with repossessing the collateral for two large construction loans in the second quarter, the Company obtained updated appraisals for use in determining the proper value of the foreclosed assets.  Both of the appraisals indicated the values had decreased significantly below the current estimates which were based on previously obtained appraisals.  Due to the significant decline in value from the previous estimate, the Company recorded $1.7 million of provision specifically related to the two credits.  As a result of the decline in the value from the previous appraisals, management reviewed the other classified construction credits to determine whether the value for the underlying collateral was appropriate.  The decline in values in the new appraisals was due to a significant decrease in the absorption rates utilized by the appraiser to determine the value of the developments.  Management reviewed the other classified construction loans in its portfolio and applied the change in the absorption rate to determine new collateral values.  The new values were only applied to credits that had similar characteristics and were tailored to each credit’s circumstances.  Assessing new collateral values for certain constructions loans accounted for $3.0 million of the $15.4 million in provision for loan losses recorded in the first nine months of 2009.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Also, during 2009, several new credit relationships were added to the Company’s classified asset list while a few significant credit relationships were downgraded.  Classified loans increased from $44.1 million at December 31, 2008 to $72.9 million at September 30, 2009.  These downgrades and additions to the watch list were mostly in the Company’s construction portfolio.  As a result of the additional downgrades, approximately 59% of the Company’s total construction credits were classified as of September 30, 2009.  The twelve most significant additions to the classified asset listing during 2009 accounted for $4.2 million of the $15.4 million of provision for loan losses recorded during the nine months ended September 30, 2009.  Due to the stress in the construction portfolio and the significant portion of the portfolio that was classified, management reviewed the environmental factors applied to the unclassified construction credits for appropriateness.  Specifically, management determined the allocation for probable incurred losses applied to unclassified construction credits needed to be increased significantly to adjust for the current economic conditions, the history and trend of charge-offs, and the trends in delinquency and classified loans in construction portfolio.  Along with the significant portion of the classified construction loan within the portfolio, the Company also recorded elevated construction loan charge-offs of $5.2 million during the nine months ended September 30, 2009.  Of the $5.2 million in construction credit charge-offs for the nine months in 2009, $4.9 million was attributable to three credit relationships for which the underlying collateral securing the loans were repossessed.  The Company does not have any other remaining outstanding loans with the three creditors as of September 30, 2009.  As a result, the Company’s charge-off history for those loans increased dramatically.  The Company’s calculation for determining the appropriate allowance for loan losses utilizes charge-off history to apply towards the unclassified credits as an estimate of the probable incurred losses within the portfolio.  Management also reviewed the other loan categories within the Company’s portfolio for indication of increased loss exposure in the second quarter.  While none of the other loan categories have exhibited the same weakness as the construction portfolio, management did feel it was prudent to increase its allocation for unclassified credits for certain other categories to reflect the negative local economic trends.  Of the $15.4 million in provision for loan losses recorded in the nine months in 2009, $3.3 million, which was attributable to the changes in environmental factors and an increase in the Company’s charge-off history.

In the first nine months of 2009, the Company also increased the amount of allocation for loans classified as “substandard” and “doubtful” to reflect the current migration trend in its classified loans which accounted for $1.1 million of the total provision for loan losses recognized in the first nine months of 2009.  The remaining provision for loan losses in the nine months ended September 30, 2009 was attributable to several other factors including an increase in severity of certain classified loans not already discussed in the construction loan analysis.  As a result of the above activity in the allowance, the Company increased its allowance for loan losses to total loans to 3.14% at September 30, 2009 from 1.50% at December 31, 2008.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The Company’s internal asset review committee meets on a monthly basis to review the Company’s classified credits and determine the appropriate classification given the current circumstances for each problem credit relationship.  The committee reviews all relevant information in establishing these classifications including:  the financial position of the borrower, payment history, underlying collateral of the loan, loan officer provided updates on the borrower’s current status, and any other information deemed significant to the determination of the quality of the relationship.  In addition, the Company’s Chief Credit Officer reviews the values assigned to the underlying collateral securing classified credits for appropriateness.  In particular, the Chief Credit Officer reviews the dates of the appraisals supporting the valuations to determine they are current, and if not, that appropriate adjustments have been made to the values to reflect current economic conditions or if a new appraisal should be obtained.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of September 30, 2009, management has reserved for probable incurred losses within the loan portfolio based on information currently available to the Company.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-performing assets.  Loans (including impaired loans under the FASB ASC 310-10) are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  Impaired loans consist of commercial, commercial real estate, and construction real estate credits that have been internally classified as “doubtful”, all loans on non-accrual, and all loans classified as troubled debt restructurings.  Impaired loans increased to $34.3 million at September 30, 2009 as compared to $20.2 million at December 31, 2008.  Of the $34.3 million of impaired loans at September 30, 2009, $17.6 million were troubled debt restructurings (“TDR’s”) which included the large commercial credit previously discussed.  Excluding TDR’s, impaired loans decreased to $16.7 million while non-performing assets excluding TDR’s decreased to $21.2 million as of September 30, 2009.  The decrease in impaired loans excluding TDR’s was due primarily to the aforementioned commercial credit that was restructured during the third quarter which had a balance at September 30, 2009 of $8.1 million (included in TDR’s as of September 30, 2009).

	September 30, 2009	December 31, 2008
	(In thousands)

Loans on non-accrual status	$16,553	$20,702
Loans past due over 90 days still on accrual	-	-
Troubled debt restructurings	17,612	-
Foreclosed and repossessed assets	4,679	1,241
Total non-performing assets	$38,844	$21,943

Non-performing loans to total loans	6.12%	3.27%
Non-performing assets to total loans	6.96	3.47
Allowance as a percent of non-performing loans	51.29	45.78
Allowance as a percent of total loans	3.14	1.50

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income.  Non-interest income decreased to $478,000 for the three months ended September 30, 2009 compared to $1.5 million in 2008.  The decrease was primarily due to the credit loss portion of an other-than-temporary impairment charge of $1.1 million recorded in the third quarter on four of the Company’s investments in pooled trust preferred securities (see Footnote 2 to the consolidated financial statements).  During the third quarter of 2009, deferral and defaults of the issuers within the trust preferred securities, banks and bank holding companies, continued to increase.  Management reviewed the issuers within the four investments to determine the expected cash flows which were discounted to determine the credit portion of other-than-temporary impairment.  While the Company has utilized all available information up to the date of issuance in the financial statements, there may be further impairment charges recorded in the future related to these four securities, or any other investment in the Company’s portfolio, should the condition of the underlying issuers in the pools continue to deteriorate beyond what management has estimated.

Non-interest income increased slightly to $4.8 million for the nine months ended September 30, 2009 compared to $4.7 million in 2008.  The increase was primarily due to an increase in net gains on sales of investment securities during 2009 and the sale of $14.7 million in low rate mortgage loans that had previously been held in portfolio, which resulted in a gain of $197,000, offset by the credit portion of the other-than-temporary impairment charge of $1.1 million discussed in the third quarter results.  Management elected to sell a portion of the Company’s 1-4 family real estate portfolio in the second quarter in order to reduce the amount of long term fixed rate loans and increase liquidity.  During the first nine months of 2009 the Company sold $72.0 million of investment securities which resulted in a net gain of $1.3 million; the Company sold $19.1 million in securities during the same period of 2008, which resulted in a net gain of $363,000.  The Company was able to sell a portion of its portfolio at a gain and reinvest the proceeds in securities with substantially the same yield and risk profile while extending out slightly further on the yield curve.  The change in fair value and cash settlement of interest rate swap decreased to $0 for the nine months ended September 30, 2009 from $180,000 for 2008 due to the maturation of the swap agreement in the second quarter of 2008.

Non-interest expense.   Non-interest expense decreased to $5.5 million for the three months ended September 30, 2009 from $5.7 million for the equivalent period in 2008 due primarily to a decrease in salaries and employee benefits, offset mainly by increases in data processing expenses and FDIC insurance premiums.  Salaries and benefits decreased to $2.6 million for the three months ended September 30, 2009 from $3.1 million as the Company’s full-time equivalent employees decreased to 203 from 240 at September 30, 2008.  Also contributing to the decrease were reductions in incentive and share-based compensation.  Data processing expense increased by $150,000 to $656,000 for the three months ended September 30, 2009 from $506,000 in 2008 due to SCSB’s transition to a new core banking data processing system in the first quarter of 2009.  FDIC insurance premiums increased to $310,000 for the third quarter of 2009 from $98,000 in 2008 due to the FDIC modifying its risk based assessment effective April 1, 2009 to incorporate additional risk-based adjustments for unsecured and secured borrowings and brokered deposits and also increasing the base assessment rate for all risk categories.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest expense for the nine month period ending September 30, 2009 increased significantly to $35.1 million from $16.6 million in 2008 due primarily to the impairment of goodwill and intangible assets of $16.2 million (see Note 10 to the Financial Statements for more discussion of the impairment of intangibles).   Also contributing to the increase in non-interest expenses during the period were increases in occupancy expense, data processing expense, legal and professional service fees, FDIC insurance premiums, FHLB prepayment penalties, and foreclosed assets, net, offset by decreases in salaries and benefits, and marketing and advertising.  Occupancy expenses were $1.8 million for the nine months ended September 30, 2009, an increase of $239,000 from the same period in 2008 as the Company opened a new YCB branch location in the third quarter of 2008 which increased the number of the Company’s branch locations to 23 from 22.  Also, the Company’s property tax assessments of its owned branch locations increased during 2009.  Data processing expenses increased to $1.9 million primarily because of SCSB’s transition to a new core banking data processing system.  Legal and professional fees were $1.2 million for the period ending September 30, 2009, an increase from 2008 due to additional legal fees incurred in association with collection efforts of certain loans in the Company’s portfolio.  As the Company continues its collection efforts, legal fees will remain elevated in future periods.  FDIC insurance premiums were $1.3 million for the nine months ended September 30, 2009 compared to $141,000 for the same period in 2008 due to the accrual of $372,000 for a special assessment payable to the FDIC on September 30, 2009.  On September 29, 2009, the FDIC adopted a proposed rule that amends the final rule adopted on May 22, 2009 to restore losses to its Deposit Insurance Fund. The proposed rule would require insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the 4th quarter of 2009 and for all 2010, 2011, and 2012. If the proposed rule is adopted, an institution’s assessment will be calculated by taking the institution’s actual September 30, 2009 assessment and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Further, the FDIC will incorporate a uniform 3 basis point increase effective January 1, 2011. The FDIC has indicated that each institution would record the entire amount of its prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, each institution would record an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. The federal banking agencies’ risk-based capital rules permit an institution to apply a 0% risk weight to all claims on U.S. Government agencies, and the FDIC has indicated that the prepayment will qualify for such treatment.  During the second and third quarters of 2009, the Company prepaid a total of $25.0 million of FHLB advances, incurring prepayment penalties of $279,000.  The Company has determined the penalties will be offset by increases in net interest income in 2009 as the advances that were repaid had a weighted average cost of 5.7%.  Net foreclosed asset expense increased to $530,000 in 2009 due primarily to a significant increase in payments for delinquent property taxes on foreclosed real estate and losses on sales of foreclosed assets.  Salaries and employee benefits decreased to $8.7 million for the first nine months of 2009 as compared to the same period in 2008, primarily because of a reduction in full-time equivalent employees, decreases in share based compensation expense, and incentive payments, offset by a severance payment to a former employee and normal recurring pay raises.  Marketing and advertising expense decreased by $163,000 to $395,000 in 2009 as the Company was more selective with its advertising expenditures in 2009 while 2008 expenses were elevated due to the opening of new branch location in 2008.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Income tax expense.  The Company recognized income tax expense for the three months ended September 30, 2009 of $82,000 as compared to $223,000 for the equivalent period in 2008.  For the nine months ended September 30, 2009, the Company recognized an income tax benefit of $5.1 million as compared to income tax expense of $263,000 in 2008.  The large income tax benefit in 2009 was due to the large decrease in pre-tax net income (loss) while income from tax exempt obligations and Company owned life insurance as well as income tax credits remained constant.

The Company has generated a net operating loss for federal income tax purposes though September 30, 2009.  All of the loss generated will be carried back to prior tax years and will generate a refund of previously paid taxes.

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset.  In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized.  We establish a valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be realized.  At this time, we have determined that a valuation allowance on our federal deferred tax assets is not considered necessary, as we expect to realize these assets based on our ability to carry back the loss generated in the current year to prior tax years and our ability to generate taxable income in future years.  The Company expects to generate taxable income in future periods through profit enhancement strategies including a reduction in salaries and benefits and the maturity of certain high cost FHLB advances in 2009 and 2010 that have had a significant negative impact on the Company’s net interest margin.  Also, the Company does not anticipate its provision for loan losses will be as significant as those recorded in the current period.  As the Company continues to resolve its non-performing assets, management anticipates a significant reduction in expenses related to maintaining foreclosed assets and legal expenses associated with collection efforts.

Index

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At September 30, 2009, we had cash and interest-bearing deposits with banks of $58.4 million and securities available-for-sale with a fair value of $173.7 million of which $73.3 million was pledged at September 30, 2009.  If we require funds beyond the funds we are able to generate internally, we have $85.7 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings and unused federal funds lines of credit with various nonaffiliated financial institutions of $24.0 million.  The holding company renewed its line of credit with a nonaffiliated financial institution.  The terms of the renewal required the holding company to make a principal reduction of $2.4 million at renewal and quarterly principal reductions of $350,000 for each of the next three quarters; further, the available credit for the line was reduced from $10.0 million to $7.0 million.  Also, due to losses at the holding company’s subsidiaries, prior regulatory approval will be required before any dividends can be paid to the holding company.   As a result of the reduction in the holding company line of credit and required principal reductions and the limitation on dividends from its subsidiaries, the ability of the holding company to obtain cash to fund its operations and pay dividends will be limited for the next two years.  The holding company had $9.3 million in a non-interest bearing account at YCB as of September 30, 2009 which management estimates will be sufficient to fund its operations and pay dividends at their current levels for the next 2 years.  Management is currently evaluating several alternatives to preserve and increase liquidity at the holding company.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of September 30, 2009, Your Community Bank and Scott County State Bank were each in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

September 30, 2009:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	12.8%	11.6%	8.4%
Your Community Bank	12.2%	10.9%	8.2%
Scott County State Bank	14.5%	13.2%	8.8%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2008:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	10.7%	9.5%	7.6%
Your Community Bank	11.5%	10.3%	8.2%
Scott County State Bank	14.1%	13.3%	9.4%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

YCB currently has a regulatory agreement with the FDIC that requires YCB to maintain a Tier 1 capital ratio of 8% and total risk based capital of 11%.  YCB is currently in compliance with the capital requirements.

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 595,617 shares at an aggregate cost of $10.3 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through September 30, 2009, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at September 30, 2009 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2008 and September 30, 2009 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate; therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of September 30, 2009 our net interest income would decrease by an estimated 4.4%, or $1.2 million, over the one year forecast horizon.  As of December 31, 2008, in the Up 200 Scenario we estimated that net interest income would decrease 2.2%, or $571,000, over a one year forecast horizon ending December 31, 2009.

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

Index

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of September 30, 2009 and December 31, 2008, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of September 30, 2009 and ending on September 30, 2010 (in thousands):

	Interest Rate Sensitivity as of September 30, 2009
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$31,781	$33,958
Investments	7,105	6,913
FHLB and FRB stock	48	48
Interest-bearing bank deposits	0	23
Federal funds sold	12	76
Total interest Income	38,946	41,018

Projected interest expense:
Deposits	6,473	9,219
Federal funds purchased, line of credit and Repurchase agreements.	660	1,059
FHLB advances	2,076	2,103
Subordinated debentures	414	555
Total interest expense	9,623	12,936
Net interest income	$29,323	$28,082

Change from base		(1,241)
Percent change from base		(4.23)%

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

Index

PART I – ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer (serving as the principal financial officer), have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the nine months ended September 30, 2009.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of September 30, 2009, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan.

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

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: November 16, 2009	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2009	BY:	/s/ Paul. A. Chrisco
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