Form 10-K
period 2009-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2010-03-31
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the Fiscal Year Ended December 31, 2009
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
None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES☐NO☒

Indicate by checkmark if the Registrant is not required to file requests pursuant to Section 13 or 15(d) of the Act.  YES☐NO☒

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES☒NO☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months. YES☐NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES☐NO☒

As of June 30, 2009, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $22,093,294 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.  Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2010, there were issued and outstanding 3,280,544 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2010 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K
Index

Part I

Item 1.  Business

General

Community Bank Shares of Indiana, Inc. (the “Company”) is a bank holding company headquartered in New Albany, Indiana. The Company’s wholly-owned banking subsidiaries are Your Community Bank (“YCB”) and The Scott County State Bank (“SCSB”), which was acquired on July 1, 2006 through the Company’s acquisition of The Bancshares, Inc (YCB and SCSB are at times collectively referred to as the “Banks”).  The Banks are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions.  YCB is also regulated by the Federal Deposit Insurance Corporation (“FDIC”) and (with respect to its Kentucky branches) the Kentucky Department of Financial Institutions while SCSB is also regulated by the Federal Reserve.

YCB has three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities previously owned by the Bank.

YCB also has a Community Development Entity (CDE) subsidiary named CBSI Development Fund, Inc.  The CDE enables YCB to participate in the federal New Markets Tax Credit (NMTC) Program.  The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Department of the Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE’s.

In June 2004 and June 2006, the Company completed placements of floating rate subordinated debentures through two trusts formed by the Company, Community Bank Shares (IN) Statutory Trust I and Trust II (“Trusts”).  Because the Trusts are not consolidated with the Company, the Company’s financial statements reflect the subordinated debt issued by the Company to the Trusts.

The Company had total assets of $819.2 million, total deposits of $592.4 million, and stockholders' equity of $60.0 million as of December 31, 2009. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

Business Strategy

The Company's current business strategy is to operate well-capitalized, profitable and independent community banks that have a significant presence in their primary market areas.  The Company’s growth strategy is focused on expansion through organic growth within its market areas.  The Company offers business and personal banking services through a full range of deposit products that include non-interest and interest-bearing checking accounts, ATM’s, debit cards, savings accounts, money market accounts, certificates of deposit and individual retirement accounts.  The Company’s loan products include:  secured and unsecured business loans of various terms to local businesses and professional organizations; consumer loans including home equity lines of credit, automobile and recreational vehicles, construction, and loans secured by deposit accounts; and residential real estate loans.   In addition, the Company also offers non-deposit investment products such as stocks, bonds, mutual funds, and annuities to customers within its banking market areas through a strategic alliance with Wells Fargo Advisors.

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

Lending Activities

Commercial Business Loans. The Company originates non-real estate related business loans to local businesses and professional organizations.  This type of commercial loan has been offered at both variable rates and fixed rates and can be unsecured or secured by general business assets such as equipment, accounts receivable or inventory.  Such loans generally have shorter terms and higher interest rates than commercial real estate loans. These commercial business loans involve a higher level of credit risk because of the type and nature of the collateral.

Commercial Real Estate Loans.  The Company's commercial real estate loans are secured by improved property such as offices, small business facilities, apartment buildings, nursing homes, warehouses and other non-residential buildings, most of which are located in the Company's primary market area and some of which are to be used or occupied by the borrowers. Commercial real estate loans have been offered at adjustable interest rates and at fixed rates with balloon provisions at the end of the term financing. The Company continues to offer commercial real estate loans, commercial real estate construction and development loans and land loans.  Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentrations of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Company has sought to increase its origination of multi-family residential or commercial real estate loans over the last few years while attempting to decrease its exposure to development and land loans and has attempted to protect itself against the increased credit risk associated with these loans through its underwriting standards and ongoing monitoring processes.

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

Consumer Loans. The principal types of consumer loans offered by the Company are home equity lines of credit, auto loans, home improvement loans, and loans secured by deposit accounts.  Home equity lines of credit are predominately made at rates which adjust periodically and are indexed to the prime rate and generally have rate floors. Some consumer loans are offered on a fixed-rate basis depending upon the borrower's preference. The Company's home equity lines of credit are generally secured by the borrower's principal residence and a personal guarantee.

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

Mortgage loans that are sold into the secondary market are submitted, when possible, for Automated Underwriting, which allows for faster approval and an expedited closing. The Company’s responsibility on these loans is the fulfillment of the loan purchaser's requirements. These loans require credit reports, appraisals, and income verification before they are approved or disapproved.  Private mortgage insurance is generally required on loans with a ratio of loan to appraised value of greater than eighty percent. Property insurance and flood certifications are required on all real estate loans.

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

Employees

As of December 31, 2009, the Company employed 206 employees, 192 full-time and 14 part-time.  None of these employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

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

The Company’s primary market areas consist of Floyd, Clark, and Scott counties in Southern Indiana and Jefferson and Nelson counties in Kentucky.  These are four (excluding Scott County) of the thirteen counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of 1.2 million.  The aggregate population of Floyd, Clark, and Scott counties is approximately 204,000 while the populations of Jefferson and Nelson Counties are approximately 714,000 and 43,000, respectively. The Company's headquarters are located in New Albany, Indiana, a city of 37,000 located approximately three miles from the center of Louisville.

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

As state-chartered commercial banks, the Company’s subsidiary banks are subject to examination, supervision and extensive regulation by the Federal Deposit Insurance Corporation (“FDIC”), the Indiana Department of Financial Institutions (“DFI”) and (with respect to YCB and its branch offices located in Kentucky) the Kentucky Department of Financial nstitutions (“KDFI). The Banks are members of and own stock in the Federal Home Loan Bank (“FHLB”) of Indianapolis and Cincinnati. The FHLB institutions located in Indianapolis and Cincinnati are two of the twelve regional banks in the FHLB system. The Banks are also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Banks are subject is intended primarily for the protection of the Company’s customers and depositors, and not its shareholders.

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

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than ten percent stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (15% of the Bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2009 the Banks were in compliance with the above restrictions.

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

Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately-capitalized and may require an adequately-capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2009, the Company and the Banks were deemed well-capitalized for purposes of the above regulations.

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

As members of the FHLB system, the Banks are required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2009, $7.3 million of FHLB stock was outstanding for the Banks, which were in compliance with this requirement. In past years, the Banks have received dividends on its FHLB stock.

Insurance of Accounts. Under current FDIC regulations, each depository institution is assigned to a risk category based on capital and supervisory measures. In 2009, the FDIC revised the method for calculating the assessment rate for depository institutions by introducing several adjustments to an institution’s initial base assessment rate. A depository institution is assessed premiums by the FDIC based on its risk category as adjusted and the amount of deposits held. Higher levels of bank failures over the past two years have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the amount of FDIC insurance coverage for insured deposits has been increased generally from $100,000 per depositor to $250,000 per depositor. In light of the increased stress on the deposit insurance fund caused by these developments, and in order to maintain a strong funding position and restore the reserve ratios of the deposit insurance fund, the FDIC imposed a special assessment in June, 2009, has increased assessment rates of insured institutions generally, and required them to prepay on December 30, 2009 the premiums that are expected to become due over the next three years.

In addition, certain deposits assumed by YCB upon the merger of Heritage Bank of Southern Indiana into YCB in 2002 (which are insured by the Bank Insurance Fund (BIF)), are insured by the Savings Association Insurance Fund (SAIF).  The SAIF and the BIF are both administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions.  The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Cash on hand or on deposit with the Federal Reserve Bank of $1.2 million and $1.4 million was required to meet regulatory reserve and clearing requirements at year-end 2009 and 2008, respectively.  In October 2008, the Federal Reserve began paying interest on these balances.  Banks are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

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

Participation in the Capital Purchase Program. Throughout 2008, the United States Federal Government launched a series of financial initiatives aimed at stabilizing the economy. The United States Department of the Treasury (“Treasury”) launched one of its largest initiatives, the Capital Purchase Program (“CPP”), under the Emergency Economic Stabilization Act (“EESA”) in October 2008. The CPP is a voluntary program which offered qualifying banks and bank holding companies the opportunity to sell preferred securities and warrants to the Treasury. The same terms generally applied to all public company participants in the plan. By providing capital to financial institutions through the CPP, Treasury aimed to enhance market confidence in the entire banking system by stabilizing the financial markets, thereby increasing the capacity of these institutions to lend to U.S. businesses and consumers and to support the U.S. economy under the difficult financial market conditions. On May 29, 2009, we entered into a letter agreement with the Treasury under the CPP by which we sold to the Treasury our preferred securities and warrant. For a description of our CPP securities and their terms, see Note 13 to the Consolidated Financial Statements.

As a result of participating in the CPP, some of our officers are subject to restrictions upon executive compensation imposed by the Emergency Economic Stabilization Act of 2008, as amended, and the regulations issued thereunder by the Treasury.  Additionally, we are subject to dividend restrictions; see Management Discussion and Analysis “Capital” for a description of the dividend restrictions.

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

Industry Risk Factors

Economic Conditions.  Our earnings are affected by the general economic conditions in the United States, and to a lesser extent, general international economic conditions.  Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008 which continued into 2009.  The housing market is in decline reflected by falling home prices and increases in foreclosures.  Unemployment has increased.  These factors have affected the performance of mortgage loans and resulted in financial institutions, including government-sponsored entities, in making significant write-downs of asset values of mortgage-backed securities, credit default swaps and other derivative and cash securities.  Some financial institutions have failed.  Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity.  Consumer confidence regarding the economy is low and the financial markets reflect this lack of confidence.  This recession has adversely affected our business, financial condition, results of operations, liquidity and access to capital and credit.  While we have seen some signs of improvement, we do not expect significant improvement in the economy in the near future.

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

Company Risk Factors

Our allowance for loan losses may not be adequate to cover actual losses.  Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, loan portfolio performance, fair value of collateral securing the loans, current economic conditions and geographic concentrations within the portfolio. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect its financial results.

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

We may incur losses in our investments portfolio.  Our investment portfolio is comprised of state and municipal securities, residential mortgage-backed agencies issued by U.S. Government sponsored entities securities, trust preferred securities, and mutual funds.  We must evaluate these securities for other-than-temporary impairment loss (“OTTI”) on a periodic basis.  In 2009, we recognized an OTTI charge on four of our six trust preferred securities holdings.  Our remaining trust preferred securities, including those for which we recognized an OTTI charge, still exhibit signs of weakness which may necessitate an OTTI charge in the future should the financial condition of the underling issuers in the pools deteriorate further.  Also, given the current economic environment we may need to record an OTTI charges in our other investments the future should the issuers of those securities experience financial difficulties.  Any future OTTI charges could significantly impact our earnings.

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

There is a limited trading market for our stock and you may not be able to resell your shares at or above the price you paid for them.  The price of the common stock purchased may decrease significantly. Although our common stock is quoted on the Nasdaq Capital Market under the symbol "CBIN", trading activity in the stock historically has been sporadic. A public trading market having the desired characteristics of liquidity and order depends on the presence in the market of willing buyers and sellers at any given time. The presence of willing buyers and sellers depends on the individual decisions of investors and general economic conditions, all of which are beyond our control.

Our historical growth rates may not be sustainable.  We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock. We cannot assure you that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms.  Additionally, we may not continue to be successful in expanding our asset base to a targeted size and managing the costs and implementation risks associated with our growth strategy. We cannot assure you that further expansion will be profitable or that our historical rate of growth will continue to be sustained, either through internal growth or otherwise, or that capital will be maintained sufficient to support continued growth. Furthermore, if we grow too quickly and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.  In 2009, our assets decreased which is not consistent with our historical growth rates.  We cannot guarantee we will be able return to our historical growth trends in the short term future due to tepid loan demand from qualified loan customers as a result of the current economic environment.  Additionally, our ability to grow our assets may be restricted if our regulatory capital is not sufficient to support the growth while maintaining capital ratios that meet the Company’s policy guidelines and satisfy regulatory restrictions.

Our status as a holding company makes us dependent on dividends from our subsidiaries to meet our obligations. We are a bank holding company and conduct almost all of our operations through YCB and SCSB.  We do not have any significant assets other than cash and the stock of YCB and SCSB.  Accordingly, we depend on dividends from our subsidiaries to meet our obligations and obtain revenue.  Our right to participate in any distribution of earnings or assets of our subsidiaries is subject to the prior claims of creditors of such subsidiaries.  Under federal and state law, our bank subsidiaries are limited in the amount of dividends they may pay to us without prior regulatory approval.  The Banks must maintain sufficient capital and liquidity and be in compliance with other general regulatory restrictions.  Bank regulators have the authority to prohibit the subsidiary banks from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice.  As of December 31, 2009, our subsidiaries are prohibited from paying us a dividend without prior regulatory approval.

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis. U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.

In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009. With authority granted under these laws, Treasury has proposed a financial stability plan that is intended to:

•	invest in financial institutions and purchase troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets;

•	temporarily increase the limit on FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2013; and

•	provide for various forms of economic stimulus, including assisting homeowners restructure and lower mortgage payments on qualifying loans.

Numerous other actions have been taken by the U.S. Congress, the Federal Reserve, the Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis that has followed the subprime mortgage crisis that commenced in 2007, including the financial stability plan adopted by the Treasury. In addition, President Obama has recently announced various financial regulatory reform proposals, and the House and Senate are expected to consider competing proposals over the coming years.

There can be no assurance that the financial stability plan proposed by the Treasury, the other proposals under consideration or any other legislative or regulatory initiatives will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition. FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future. Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced the Deposit Insurance Fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a special assessment equal to five basis points of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009. The Company’s share of an industry-wide FDIC assessment prepayment covering the years 2010 through 2012 collected in December 2009 was $5.2 million. The unamortized prepaid FDIC premium is reflected on the Company’s consolidated balance sheet. Additional special assessments may be imposed by the FDIC for future periods.

We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee pay the FDIC an annual assessment of between 15 to 25 basis points, depending on the depository institution’s risk assessment category rating, on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These actions have significantly increased our noninterest expense in 2009 and are expected to increase our costs for the foreseeable future.

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2009 or that we will be able to pay future dividends at all. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of Your Community Bank and The Scott County Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to these banks, including state regulatory requirements. The FDIC and other bank regulators have proposed guidelines and seek greater liquidity, and have been discussing increasing capital requirements. If these regulatory requirements are not met, our subsidiary banks will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.

In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) in light of our earnings, capital adequacy and financial condition. In addition, as a matter of policy, the Federal Reserve has indicated that bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the Treasury’s Capital Purchase Program. As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company (including a financial holding company) should eliminate, defer or significantly reduce the dividends if:

•	the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or

•	the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

On May 29, 2009, we issued shares of perpetual senior preferred stock to the Treasury as part of the Capital Purchase Program. The terms of the senior preferred stock restrict the payment of dividends on shares of our common stock. Without the prior consent of Treasury, we are prohibited from increasing common stock dividends beyond the $0.175 quarterly dividend that we paid prior to closing Treasury’s investment for the first three years while Treasury holds the senior preferred stock. Further, we are prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock. Although we expect to be able to pay all required dividends on the senior preferred stock, there is no guarantee that we will be able to do so.

Changes in future rules applicable to Capital Purchase Program recipients could adversely affect our business, financial condition and results of operations. On May 29, 2009, we issued 19,468 of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase 386,270 shares of our common stock, for an aggregate purchase price of $19,468,000 to the Treasury pursuant to the Capital Purchase Program. The rules and policies applicable to recipients of capital under the Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted. Any redemption of the securities sold to the Treasury to avoid these restrictions would require prior Federal Reserve and Treasury approval. Based on guidelines recently issued by the Federal Reserve, institutions seeking to redeem Capital Purchase Program preferred stock must demonstrate an ability to access the long-term debt markets, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the Treasury.

If the Company is unable to redeem its Series A Preferred Stock after an initial five-year period, the cost of this capital will increase substantially. If the Company is unable to redeem its Series A Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase from approximately $1.5 million annually (5.0% per annum of the Series A preferred stock liquidation value) to $2.7 million annually (9.0% per annum of the Series A preferred stock liquidation value).  This increase in the annual dividend rate on the Series A preferred stock would have a material negative effect on the earnings the Company can retain for growth and to pay dividends on its common stock.

Item 1B. Unresolved Staff Comments

The Company has received no written communication from the staff of the SEC regarding its periodic or current reporting under the Exchange Act.

Item 2. Properties

The Company conducts its business through its corporate headquarters located in New Albany, Indiana. YCB operates a main office and eleven branch offices in Clark and Floyd Counties, Indiana, and six branch offices in Jefferson and Nelson Counties, Kentucky. SCSB operates a main office and three branch offices in Scott County, Indiana. The following table sets forth certain information concerning the main offices and each branch office at December 31, 2009. The Company’s aggregate net book value of premises and equipment was $14.4 million at December 31, 2009.

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
Scottsburg, IN 47170

Item 3. Legal Proceedings

There are various claims and law suits in which the Company or its subsidiaries are periodically involved, such as claims to enforce liens, foreclosure or condemnation proceedings on properties in which the Banks hold mortgages or security interests, claims involving the making and servicing of real property loans and other issues incident to the Banks’ business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits. Further, we maintain liability insurance to cover some, but not all, of the potential liabilities normally incident to the ordinary course of our businesses as well as other insurance coverage customary in our business, with coverage limits as we deem prudent.

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

2009				2008
QUARTER ENDED	HIGH	LOW	DIVIDEND	QUARTER ENDED	HIGH	LOW	DIVIDEND
March 31	$12.40	$6.50	$0.175	March 31	$20.50	$17.75	$0.175
June 30	10.00	7.25	0.175	June 30	20.00	15.16	0.175
September 30	9.90	7.00	0.100	September 30	17.06	11.05	0.175
December 31	8.00	6.18	0.100	December 31	15.50	10.37	0.175

Holders
As of March 22, 2010 there were 857 holders of the Company’s common stock.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	249,233	(1)	$20.66	476,442	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	249,233	(1)	$20.66	476,442	(2)

(1) Of the shares reflected, 25,333 shares have been awarded under the Company’s Stock Award Plan for deferred stock units all of which will be paid in shares (see Note 11 of the Company’s consolidated financial statements for further information on the Company’s deferred stock units). The deferred stock units have been excluded from the weighted-average exercise price column.
(2) Of the shares reflected, 195,917 shares are available to be awarded under the Company’s Stock Award Plan and 267,525 shares are available to be awarded under the Company’s Performance Units Plan.

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

The graph compares the performance of Community Bank Shares of Indiana, Inc. common stock to the Russell 2000 index and the SNL Bank $500 MM - $1 B Bank index for the Company’s last five fiscal years. The graph assumes the value of the investment in Company common stock and in each index was $100 at December 31, 2004 and that all dividends were reinvested.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Community Bank Shares of Indiana, Inc.	100.00	109.30	110.98	90.64	62.56	36.99
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00

Item 6. Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial information from 2005 through 2009. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in "Management’s Discussion And Analysis Of Financial Condition And Results Of Operations." For analytical purposes, net interest margin is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Income Statement Data:
Interest income	$39,262	$44,907	$51,776	$47,094	$35,220
Interest expense	15,318	21,453	28,395	25,995	17,344
Net interest income	23,944	23,454	23,381	21,099	17,876
Provision for loan losses	15,925	6,857	1,296	262	1,750
Non-interest income	6,326	6,087	4,127	3,733	4,703
Non-interest expense	41,168	22,554	21,804	19,116	16,155
Income (loss) before taxes	(26,823)	130	4,408	5,454	4,674
Net income (loss)	(21,969)	821	3,503	4,111	3,749
Net income (loss) available to common shareholders	(22,587)	821	3,503	4,111	3,749

Balance Sheet Data:
Total assets	$819,159	$877,363	$823,568	$816,633	$665,008
Total securities	172,723	121,659	99,465	121,311	98,835
Total loans, net	528,183	623,103	629,732	607,932	512,448
Allowance for loan losses	15,236	9,478	6,316	5,654	5,920
Total deposits	592,423	603,185	573,346	549,918	464,836
Other borrowings	76,996	78,983	72,796	84,335	47,735
FHLB advances	68,482	111,943	91,376	92,756	98,000
Subordinated debenture	17,000	17,000	17,000	17,000	7,000
Total shareholders’ equity	59,950	62,599	64,465	65,541	42,775

Per Share Data:
Basic earnings (loss) per common share	$(6.93)	$0.25	$1.05	$1.36	$1.43
Diluted earnings (loss) per common share	(6.93)	0.25	1.04	1.35	1.41
Book value per common share	12.49	19.31	19.77	19.06	16.42
Cash dividends per common share	0.550	0.700	0.685	0.640	0.580

Performance Ratios:
Return on average assets	(2.60)%	0.10%	0.43%	0.55%	0.59%
Return on average equity	(35.02)	1.29	5.39	7.73	8.68
Net interest margin	3.19	3.09	3.16	3.04	3.00
Efficiency ratio	136.00	76.35	79.26	76.98	71.55

Asset Quality Ratios:
Non-performing assets to total loans	6.70%	3.45%	1.88%	0.98%	1.08%
Net loan charge-offs to average loans	1.73	0.58	0.10	0.22	0.07
Allowance for loan losses to total loans	2.80	1.50	0.99	0.92	1.14
Allowance for loan losses to non-performing loans	49	46	56	102	108

Capital Ratios:
Leverage ratio	8.6%	7.6%	8.0%	8.1%	8.0%
Average stockholders’ equity to average total assets	7.4	7.6	8.0	7.1	6.8
Tier 1 risk-based capital ratio	11.9	9.5	9.9	10.5	9.5
Total risk-based capital ratio	13.1	10.7	10.9	11.4	10.5
Dividend payout ratio	NM*	277.2	65.6	46.7	40.5

Other Key Data:
End-of-period full-time equivalent employees	199	238	232	224	182
Number of bank offices	22	23	22	21	16

* Number is not meaningful

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results of Operations

Overview

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiaries, the Banks, at December 31, 2009 and 2008, and the consolidated results of operations for each of the years in the three year period ended December 31, 2009. The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

The Company conducts its primary business through the Banks, which are community-oriented financial institutions offering a variety of financial services to its local communities. The Banks are engaged primarily in the business of attracting deposits from the general public and using such funds for the origination of: 1) commercial business and real estate loans and 2) secured consumer loans such as home equity lines of credit, automobile loans, and recreational vehicle loans. Additionally, the Banks originate and sell into the secondary market mortgage loans for the purchase of single-family homes in Floyd, Clark, and Scott counties, Indiana, and Jefferson and Nelson counties, Kentucky, including surrounding communities. The Banks invest excess liquidity balances in mortgage-backed, U.S. agency, state and municipal and corporate securities.

The operating results of the Company depend primarily upon the Banks’ net interest income, which is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Interest-earning assets principally consist of loans, taxable and tax-exempt securities, and FHLB stock. Interest-bearing liabilities principally include deposits, retail repurchase agreements, federal funds purchased, and advances from the FHLB Indianapolis and Cincinnati. The earnings of the Banks is also affected by 1) provision for loan losses, 2) non-interest income (including mortgage banking income, net gains on sales of securities, deposit account service charges and commission-based income on non-deposit investment products), 3) non-interest expenses (including compensation and benefits, occupancy, equipment, data processing expenses, marketing and advertising, and other expenses, such as audit, postage, printing, and telephone expenses), and 4) income tax expense.

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

In addition to factors disclosed by the Company elsewhere in this annual report on Form 10-K, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: 1) adverse changes in economic conditions affecting the banking industry in general and, more specifically, the market areas in which the Company and its subsidiary Banks operate, 2) adverse changes in the legislative and regulatory environment affecting the Company and its subsidiary Banks, 3) increased competition from other financial and non-financial institutions, 4) the impact of technological advances on the banking industry, and 5) other risks detailed at times in the Company’s filings with the Securities and Exchange Commission (see Item 1A of this annual report on Form 10-K for more risk factors). The Company does not assume an obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, fair value of investment securities and deferred tax assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, amounts of allowances are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired. The Company evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other loans not subject to allowance allocations. These historical loss rates may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and the Company's internal credit examiners.

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the allowance of $15.2 million was adequate to address probable incurred credit losses associated with the loan portfolio at December 31, 2009.

Fair Value of Trust Preferred Securities

The Company had six trust preferred securities in its investment portfolio as of December 31, 2009 with a combined book value of $4.6 million and a fair value of $2.6 million as of the same date. Beginning in 2008, the market for these types of securities effectively froze as market participants were unwilling to conduct transactions unless forced to do so. As a result, the fair value of these securities began deteriorating significantly in 2008 and remained depressed in 2009. In the second quarter of 2009, the Company recorded an other-than-temporary impairment (“OTTI”) charge to earnings of $1.1 million related to four of the six securities in its portfolio due to continued weakening of the underlying issuers. Management evaluates these investments for OTTI by estimating the anticipated discounted cash flows from each security. The determination of the anticipated cash flows and the discount rate are both significant estimates requiring management’s judgment. Also, the estimated fair value of these securities is more difficult to determine due to the current market volatility and illiquidity. The valuation model to determine fair value utilizes discounted cash flow models with significant unobservable inputs. In management’s estimation, the valuation method provided a more relevant and accurate representation of the fair value of these securities as of December 31, 2009.

Deferred Tax Assets

The Company has a net deferred tax asset of approximately $11.5 million. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2009, a valuation allowance of $3.2 million has been established against the outstanding deferred tax asset due to incurred net operating losses for state income taxes. The net operating loss is partially due to YCB’s Nevada subsidiaries that hold and manage YCB’s investments and for the results of 2009 including elevated provision for loan losses. There is uncertainty the Company will be able to utilize this benefit, thus a valuation allowance has been established against the state net operating loss. Note 12 to the Consolidated Financial Statements describes the net deferred tax asset. While the Company did incur a large net loss during 2009, management estimates the remaining deferred tax asset will be fully utilized. The Company was profitable in the first, third, and fourth quarters of 2009 and has a positive earnings outlook for 2010. The net loss for 2009 was primarily attributable to a goodwill and other intangible asset impairment of $16.2 million and an elevated provision for loan losses of $15.9 million which are not expected to be repeated in 2010. As of December 31, 2009, the Company has $1.4 million of remaining other intangible assets subject to impairment and has an allowance for loan losses to total loans ratio of 2.80% which management believes is sufficient to cover probable incurred losses as of that date. The estimate of the realizable amount of this asset is a critical accounting policy.

Highlights

The Company had a net loss available to common shareholders of $(22.6) million for the year ended December 31, 2009 from net income available to common shareholders of $821,000 for 2008. The Company issued preferred stock and warrants to the U.S. Treasury in conjunction with the Treasury’s Capital Purchase Program (see footnote 13 to the Company’s consolidated financial statements) during 2009. Accordingly, accrued preferred dividends and amortization of the unearned discount related to the issuance are deducted from the results of operations in calculating basic and diluted earnings per common share. The net loss available to common shareholders in 2009 was primarily due to a goodwill and other intangible asset impairment charge of $16.2 million and provision for loan losses of $15.9 million. The Company’s book value per common share decreased to $12.49 per share at December 31, 2009 from $19.31 at December 31, 2008.

The following table summarizes selected financial information regarding the Company's financial performance:

Table 1 – Summary

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2007
Net income (loss) available to common shareholders	$(22,587)	$821	$3,503
Basic earnings (loss) per common share	(6.93)	0.25	1.05
Diluted earnings (loss) per common share	(6.93)	0.25	1.04
Return on average assets	(2.60)%	0.10%	0.43%
Return on average equity	(35.02)	1.29	5.39

The Company’s total assets decreased to $819.2 million at December 31, 2009 from $877.4 million at December 31, 2008 primarily due to a decrease in net loans of $94.9 million, offset by an increase in securities available for sale of $51.1 million. Total deposits decreased by $10.8 million to $592.4 million at December 31, 2009 while non-interest deposits increased by $17.8 million from 2008. Other borrowings and FHLB advances decreased by $2.0 million and $43.5 million, respectively, to $77.0 million and $68.5 million as of December 31, 2009. Total shareholders’ equity decreased by $2.6 million to $60.0 million at December 31, 2009 as the Company incurred a net loss available to common shareholders of $(22.6) million and declared and paid dividends on common shares of $1.8 million, offset by the issuance of preferred stock under the U.S. Treasury’s CPP plan which increased to shareholders’ equity by $19.0 million.

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

Net interest income for the year ended December 31, 2009 increased to $23.9 million from $23.5 million for 2008 while the net interest margin on a taxable equivalent basis increased to 3.19% for 2009 from 3.09% in 2008. The increase in net interest income and net interest margin in 2009 was due to a decrease in the cost of interest bearing liabilities of 85 basis points while the yield on interest earnings assets decreased by 71 basis points. The Company’s cost of interest bearing liabilities decreased for all categories of interest bearing liabilities, primarily time deposits and savings and others. Also contributing to the increase in net interest income for 2009 was an increase in average non-interest bearing deposits to $110.1 million from $97.7 million. The Company continues to see increases in its non-interest bearing deposits due to a consistent focus on growing these deposits by management and by the efforts of the Company’s sales force.

Average interest earning assets increased to $775.9 million for the year ended December 31, 2009 from $770.6 million for 2008 while the average yield decreased to 5.16% in 2009 from 5.87% in 2008. In 2009, the Company sold fixed rate 1-4 family mortgage loans with a book value of $14.5 million for a gain of $197,000 and had a net decrease in loans of $58.0 million due to charge-offs, collected payments and lower loan originations which contributed to a decline in the average balance of loans to $588.0 million for 2009 from $639.3 million. The yield on loans decreased to 5.56% for the year as the portfolio continued to be impacted by a historically low prime rate, of which a significant portion of the Company’s portfolio is indexed to, and an increase in non-accrual loans to $22.7 million at December 31, 2009. Also, the yield on average interest earning assets was impacted by a significant increase in the average balance of interest bearing deposits in other financial institutions to $40.3 million for 2009, yielding 0.33% from $12.1 million in 2008. The average balance of interest bearing deposits in other financial institutions should decrease in 2010 as the Company prepaid $61.5 million of FHLB advances in 2009 and $10.5 million in 2010 as discussed below.

Average interest bearing liabilities decreased to $667.1 million in 2009 from $680.0 million in 2008 due mostly to a decrease in the average FHLB advances. At the beginning of 2009, $67.0 million of the Company’s $111.9 million FHLB advances outstanding were putable advances with a weighted average cost of 6.03% which significantly impacted the Company’s average cost of interest bearing liabilities and net interest margin. During 2009, the Company elected to prepay $56.5 million of the $67.0 million putable advances and $5.0 million of fixed rate advances, incurring prepayment penalties of $838,000 with the remaining $10.5 million of putable advances prepaid in the first quarter of 2010. As a result of these prepayments, the Company’s interest expense paid on FHLB advances decreased by $1.3 million during 2009 while the average cost decreased 26 basis points to 4.98%. Management estimates the prepayment penalties incurred (reported in non-interest expense) will be fully offset by an increase in net interest income over the term from the prepayment to the scheduled maturity. The cost of savings and other deposits and time deposits in 2009 decreased to 0.60% and 2.98%, respectively, from 1.30% and 3.94% in 2008 as the Company lowered its offering rates for deposits and repriced maturing time deposits.

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

Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2007 through 2009.

Table 2 - Average Balance Sheets and Rates for Years Ended 2009, 2008 and 2007

For analytical purposes, net interest margin and net interest spread are adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	2009			2008			2007
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$40,323	$133	0.33%	$12,122	$241	1.99%	$4,279	$144	3.37%
Taxable securities	104,507	4,623	4.42	94,667	4,798	5.07	98,342	4,711	4.79
Tax-exempt securities	34,760	2,309	6.64	16,350	1,056	6.46	11,546	773	6.69
Total loans and fees (1)(2)	587,970	32,713	5.56	639,275	38,833	6.07	625,972	46,030	7.35
FHLB and Federal Reserve stock	8,315	269	3.24	8,141	338	4.15	7,928	381	4.81
Total earning assets	775,875	40,047	5.16	770,555	45,266	5.87	748,067	52,039	6.96

Non-interest earning assets:
Less: Allowance for loan losses	(13,688)			(6,763)			(5,684)
Non-earning assets:
Cash and due from banks	28,075			24,924			17,047
Bank premises and equipment, net	14,815			15,160			15,320
Other assets	39,391			40,266			40,440
Total assets	$844,468			$844,142			$815,190

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Savings and other	$224,330	$1,340	0.60%	$212,475	$2,771	1.30%	$214,683	$5,582	2.60%
Time deposits	278,498	8,288	2.98	272,847	10,758	3.94	273,078	13,201	4.83
Other borrowings	61,361	883	1.44	70,691	1,403	1.98	63,713	2,824	4.43
FHLB advances	85,905	4,281	4.98	106,969	5,605	5.24	93,889	5,492	5.85
Subordinated debenture	17,000	526	3.09	17,000	916	5.39	17,000	1,296	7.62
Total interest bearing liabilities	667,094	15,318	2.30	679,982	21,453	3.15	662,363	28,395	4.29

Non-interest bearing liabilities:
Non-interest bearing deposits	110,108			97,726			80,782
Other liabilities	4,529			2,633			7,048
Shareholders’ equity	62,737			63,801			64,997
Total liabilities and shareholders’ equity	$844,468			$844,142			$815,190

Net interest income (taxable equivalent basis)		24,729			23,813			23,644
Less: taxable equivalent adjustment		(785)			(359)			(263)
Net interest income		$23,944			$23,454			$23,381
Net interest spread			2.86%			2.72%			2.67%
Net interest margin			3.19%			3.09%			3.16%

(1) The amount of direct loan origination cost included in interest on loans was $726 and $412 for the years ended December 31, 2009 and 2008, respectively. The amount of fee income included in interest on loans was $566 for the year ended December 31, 2007.
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

Table 3 - Volume/Rate Variance Analysis

	Year Ended December 31,2009 compared to Year Ended December 31, 2008			Year Ended December 31,2008 compared to Year Ended December 31, 2007
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
Interest income:
Interest-bearing deposits with banks	$(108)	$216	$(324)	$97	$176	$(79)
Taxable securities	(175)	470	(645)	87	(180)	267
Tax-exempt securities	1,253	1,222	31	283	310	(27)
Total loans and fees	(6,120)	(2,989)	(3,131)	(7,197)	960	(8,157)
FHLB and Federal Reserve stock	(69)	7	(76)	(43)	10	(53)
Total increase (decrease) in interest income	(5,219)	(1,074)	(4,145)	(6,773)	1,276	(8,049)

Interest expense:
Savings and other	(1,431)	147	(1,578)	(2,811)	(57)	(2,754)
Time deposits	(2,470)	219	(2,689)	(2,443)	(11)	(2,432)
Other borrowings	(520)	(169)	(351)	(1,421)	281	(1,702)
FHLB advances	(1,324)	(1,060)	(264)	113	719	(606)
Subordinated debenture	(390)	-	(390)	(380)	-	(380)
Total increase (decrease) in interest expense	(6,135)	(863)	(5,272)	(6,942)	932	(7,874)
Increase (decrease) in net interest income	$916	$(211)	$1,127	$169	$344	$(175)

Non-interest Income

Non-interest income was $6.3 million for 2009, $6.1 million for 2008, and $4.1 million for 2007. For the year ended December 31, 2009, non-interest income increased by 3.9%, or $239,000 as a net impairment loss of $1.1 million and decreases in commission income of $141,000 and change in fair value and cash settlement of interest rate swaps of $180,000 were offset by increases in net gain (loss) on sales of available for sale securities of $1.0 million, mortgage banking income of $147,000, gain on sale of loans of $197,000 and other income of $164,000. In 2008, non-interest income increased 47.5% as compared to 2007 due to an increase in service charges on deposit accounts of $169,000, a net gain on sales of available for sale securities of $405,000, and a change in the fair value and cash settlement of interest rate swaps that had a positive impact of $1.4 million, offset by decreases in mortgage banking income of $69,000 and other income of $158,000.

Table 4 provides a breakdown of the Company’s non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

	Year Ended December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2009	2008	2007	2009/2008	2008/2007

Service charges on deposit accounts	$3,453	$3,356	$3,187	2.9%	5.3%
Commission income	53	194	172	(72.7)	12.8
Mortgage banking income	314	167	236	88.0	(29.2)
Earnings on company owned life insurance	745	734	678	1.5	8.3
Interchange income	839	811	704	3.5	15.2
Other	445	281	439	58.4	(36.0)
Subtotal	5,849	5,543	5,416	5.5	2.3

Change in fair value and cash settlement of interest rate swaps	-	180	(1,248)	(100.0)	NM
Gain on sale of loans	197	-	-	NM	-
Net impairment loss recognized in earnings	(1,100)	-	-	NM	-
Gain (loss) on sale of available for sale securities	1,380	364	(41)	279.1	NM
Total	$6,326	$6,087	$4,127	3.9%	47.5%

Service charges on deposit accounts increased slightly by $97,000 to $3.5 million for the year ended December 31, 2009. The increase was mostly attributable to fees earned on a new retail deposit product implemented in 2007 which accounted for approximately $45,000 of the increase from 2008. Of the $3.5 million of service charge income recognized in 2009, approximately $2.7 million is earned from non-sufficient funds and overdraft fees charged to customers. On July 1, 2010 regulatory changes will require customers to opt in or affirmatively consent to overdraft services and provides them with an ongoing right to revoke consent. Also, we must provide customers who do not opt in with the same account terms, conditions and features, including price, as provided to customers who do opt in. The Company is in the process of preparing to comply with the revised regulatory guidance; however, at this time, we cannot determine the anticipated impact to our service charge income. We do anticipate our overdraft income will be reduced, possibly significantly, but are unable to provide an estimate as to the amount. Service charges on deposit accounts increased by $169,000, or 5.3%, to $3.4 million for the year ended December 31, 2008 primarily due to fee income related to the aforementioned retail deposit product implemented during 2007 and secondarily to an increase in non-sufficient funds fees.

Commission income from investment products offered to customers through our alliance with Wells Fargo Advisors decreased $141,000 for the year ended December 31, 2009 to $53,000 from $194,000 for the equivalent period in 2008. During 2009, the Company transitioned its relationship from Smith Barney to Wells Fargo, as a result, there was a period during 2009 for which the Company did not recognize commission income. Commission income is expected to recover to historical levels in 2010.

Mortgage banking income increased by $147,000 to $314,000 for the year ended December 31, 2009 compared to $167,000 in 2008. In 2009, the Company originated $21.2 million of loans for sale into the secondary market as compared to $13.6 million in 2008 as customers took advantage of historically low interest rates and government incentive programs. Also, in 2008, the Company recorded an impairment charge of $69,000 related to the Company’s mortgage servicing rights which was not repeated in 2009. Mortgage banking income decreased to $167,000 in 2008 from $236,000 in 2007. The decline is attributable to the aforementioned impairment charge of $69,000 recorded in 2008. In 2008, the Company determined the fair value of its mortgage servicing rights had declined due to a significant increase in the assumed prepayments for the loan portfolio serviced. Excluding the impairment charge, mortgage banking income was consistent with 2007.

Earnings on company owned life insurance increased to $745,000 for the year ended December 31, 2009 from $734,000 for the equivalent period in 2008. The income recognized remained relatively consistent from the previous year as the Company did not purchase or exchange any policies during 2009 while the yield on the policies were substantially the same as 2009. In 2008, earnings on company owned life insurance increased to $734,000 for the twelve months in 2008 as compared to $678,000 in 2007. In the first quarter of 2008, the Company exchanged a significant portion of its outstanding contracts for higher yielding contracts resulting in increased income.

Other income increased to $445,000 for 2009 compared to $281,000. The increase was due primarily to an increase in income from merchant card services of $64,000 due to a change in a third party vendor during 2008 that temporarily disrupted the Company’s income. Other income was $281,000 for the year ended December 31, 2008 as compared to $439,000 for the same period in 2007, a decrease of $158,000, or 36.0%. The decline was driven by a decrease in income from merchant card services of approximately $100,000 due to the change in a third party vendor during the year and also to a one-time gain recorded in 2007 related to the settlement of the SCSB pension plan.

The change in fair value and cash settlement of interest rate swaps was $180,000 for the twelve months ended December 31, 2008 as compared to $(1.2) million in 2007. In the fourth quarter of 2007, management determined that the Company’s documentation of the effectiveness of the hedge relationship was insufficient to support hedge accounting. Accordingly, the Company was disqualified from hedge accounting treatment and began accounting for the interest rate swap as a stand-alone derivative; the unrealized loss on the interest rate swap at December 31, 2007 of $234,000 was reclassified from accumulated other comprehensive loss to non-interest income. In accordance with the Company’s accounting policy, the change in the fair value of the swap was reported prospectively in non-interest income along with interest rate settlements associated with the swap agreement. For purposes of improving comparability of the Company’s financial statements, interest rate settlements for the Company’s interest rate swaps for the year ended December 31, 2007 was reclassified to non-interest income from interest income as well. In 2008, the Company’s last remaining interest rate swap contract expired; the Company reported an unrealized gain of $234,000 on the interest rate swap in 2008, netted against interest rate settlements of $54,000 compared to an unrealized loss of $234,000 and interest rate settlements of $1.0 million in 2007.

In 2009, the Company sold fixed rate 1-4 family residential loans previously held for an investment with a book value of $14.5 million for a gain of $197,000 to a third party investor. Management sold these long-term fixed rate loans to reduce the Company’s exposure to rising interest rates and increase liquidity.

The Company recorded a net other-than-temporary impairment (“OTTI”) charge in earnings of $1.1 million for the year ended December 31, 2009 related to four pooled trust preferred securities in our investment portfolio (CDO’s). The Company’s CDO portfolio consists of six CDO’s, five of which consist of bank issuers while one of our investment pools is comprised of insurance companies. Beginning in 2008 and continuing into 2009 we noted a continuing decline in the fair value of our CDO portfolio due to market illiquidity and a lack of transactions involving these types of securities. Additionally, as the economic downturn continued in 2009, we began noting deterioration in the financial condition of the underlying issuers, particularly those pools with issuer banks. Also, we noted an increase in the number of issuers deferring and defaulting on the underlying notes in the CDO’s consistent with the increase in bank closures. Our analysis to determine OTTI is based on estimating the expected cash flows to be received from the underlying issuers and determining the present value of cash flows expected to us utilizing an appropriate discount rate (see footnote 2 to the Consolidated Financial Statements for further discussion). At December 31, 2009, the fair value of our CDO’s has yet to recover significantly. Although an appropriate amount of OTTI has been recorded in 2009, further deterioration in the issuers in the CDO’s could lead to future OTTI charges should they be significant.

In 2009 and 2008, the Company sold certain available for sale securities for net gains of $1.4 million and $364,000, respectively. Management was able to sell certain securities within its portfolio at a gain and reinvest the proceeds into securities with substantially the same yield with slightly longer maturities.

Non-interest Expense

Non-interest expense increased to $41.2 million for the year ended December 31, 2009 from $22.6 million for 2008, due to a goodwill and other intangible asset impairment charge of $16.2 million, prepayment penalties on extinguishment of debt of $838,000 and increases in occupancy expense of $248,000, data processing of $567,000, legal and professional fees of $474,000, FDIC insurance premiums of $1.2 million, and foreclosed and repossessed asset expense of $448,000, offset by decreases in salaries and employee benefits of $965,000, equipment expense of $116,000, and marketing and advertising of $243,000. Non-interest expense increased to $22.6 million for the year ended December 31, 2008 from $21.8 million as of December 31, 2007, or 3.4% due to increases in salaries and employee benefits of $659,000, occupancy expense of $409,000, and marketing and advertising of $155,000, offset by decreases in data processing expenses of $252,000, legal and professional services of $230,000, and other expenses of $645,000.

Table 5 provides a breakdown of the Company’s non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense

	Year Ended in December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2009	2008	2007	2009/2008	2008/2007

Salaries and employee benefits	$11,160	$12,125	$11,466	(8.0)%	5.7%
Occupancy	2,417	2,169	1,760	11.4	23.2
Equipment	1,419	1,535	1,446	(7.6)	6.2
Data processing	2,498	1,931	2,183	29.4	(11.5)
Marketing and advertising	495	738	583	(32.9)	26.6
Legal and professional	1,627	1,153	1,383	41.1	(16.6)
FDIC insurance premiums	1,685	480	66	251.0	627.3
Foreclosed and repossessed assets, net	665	217	66	206.5	228.8
Other	2,210	2,206	2,851	0.2	(22.6)
Subtotal	24,176	22,554	21,804	7.2	3.4

Goodwill and other intangible asset impairment	16,154	-	-	NM	NM
Prepayment penalties on extinguishment of debt	838	-	-	NM	NM
Total	$41,168	$22,554	$21,804	82.5%	3.4%

Salaries and benefits decreased to $11.2 million for the year ended December 31, 2009 compared to $12.1 million for the equivalent period in 2008. The primary cause for the decrease was the reduction in the Company’s full time equivalent employees to 199 at December 31, 2009 from 238 at December 31, 2008 which reduced expense for wages by $503,000 as well as related payroll taxes by $62,000. Additionally, the Company had reduction for incentive compensation of $116,000 and other stock based compensation of $257,000. The reduction in incentive compensation and stock based compensation was directly attributable to the Company’s earnings performance in 2009. In 2009, incentive compensation was suspended during the third quarter as a result of the net loss available to common shareholders for the second quarter while the minimum earnings thresholds were not met for certain stock based compensation grants with 2009 fiscal year performance criteria. In 2008, salaries and benefits increased to $12.1 million for the twelve months ended December 31, 2008 compared to $11.5 million for the same period in 2007 due primarily to increases in benefits provided to employees. In 2008, health insurance premiums for employees increased by approximately $160,000 while other benefits, including the Company match for the 401(k), increased by approximately $246,000. The Company’s full-time equivalent employees increased to 238 at December 31, 2008 from 232 at December 31, 2007 due to a new branch location in Louisville, Kentucky which also increased the Company’s salary expense in addition to normal, recurring raises. The increase in salaries and benefits was partially offset by an increase in deferred loan origination costs of $355,000.

Occupancy expense increased to $2.4 million for the twelve months ended December 31, 2009 from $2.2 million in 2008 due primarily to increases in property taxes on the Company’s owned branch locations of $180,000 and utility expenses of $50,000. The increase in property taxes was related to the adjustment of the taxable value of the Company’s Floyd and Clark County, Indiana branches by the local taxing authorities. Occupancy expense increased to $2.2 million for 2008 compared to $1.8 million in 2007 as the Company opened a new YCB branch location in the second quarter of 2008 which resulted in approximately $107,000 in additional 2008 lease expense. In addition to the new branch location, the Company incurred increased expenses in maintenance expense and property taxes.

Equipment expense decreased $116,000 to $1.4 million for 2009 from $1.5 million in 2008. The decrease was the result of the Company’s efforts to reduce non-interest expense including expenditures on furniture and fixtures below the Company’s capitalization limit. Equipment expense was $1.5 million for the year ended December 31, 2008, an increase of 6.2% from 2007 due to additional equipment additions related to the new YCB branch.

Data processing expense increased to $2.5 million for the year ended December 31, 2009 from $1.9 million for 2008. The increase was primarily due to expenses related to the conversion of SCSB’s third party core data processor during 2009 including termination expenses for exiting existing associated contracts. In 2008, data processing expenses decreased by $252,000 from the twelve months ended December 31, 2007 to $1.9 million in 2008. The decrease was due to repricing of service fees that was negotiated with YCB’s third party core data processor in connection with executing a new contract and upgrading from YCB’s current system.

Marketing and advertising expense decreased to $495,000 for the twelve months ended December 31, 2009 from $738,000 for the equivalent period in 2008. The decrease was due to efforts to reduce expense in 2009 and also from marketing expenditures in 2008 that were not repeated in 2009. Marketing and advertising expense increased to $738,000 for the year ended December 31, 2008 from $583,000 in 2007. The increase was the due to marketing efforts in the second quarter of 2008 related to the new YCB branch, a new branding campaign and related materials, and other promotional expenditures.

Legal and professional fees increased by $474,000 to $1.6 million for 2009 from $1.2 million in 2008. The increase is directly attributable to legal fees associated with collection and repossession efforts associated with the Company’s loan portfolio. During 2009, the Company experienced a significant increase in its non-performing loans which necessitated an increase in expenditures on legal fees. In addition, the Company has several large credit relationships that have been in collection proceedings and negotiations for an extensive period of time which has led to enhanced fees as well. Legal and professional fees decreased by $230,000, or 16.6%, to $1.2 million for the year ended December 31, 2008. The decrease was attributable to certain consulting projects performed in 2007 that were not repeated in 2008 including studies related to compensation and assistance with selecting and negotiating the Company’s contract with its third party core data processor.

FDIC insurance premiums increased to $1.7 million for the twelve months ended December 31, 2009, or $1.2 million, from $480,000 for the same period in 2008. Beginning in 2008 and accelerating in the 4th quarter of 2008 and into 2009, the number of bank failures has placed continued stress on the FDIC and its funds reserved to cover depositors of failed institutions (up to the insured limit). As a result, the FDIC undertook several initiatives during 2009 in an effort to replenish its funds including implementing a special assessment payable on June 30, 2009 which was $370,000 for the Company and was expensed in 2009 and requiring the prepayment of 3 years of assessments on December 30, 2009. The prepaid assessment was based on YCB’s and SCSB’s current annual assessment rate in effect on September 30, 2009 for the 2010 prepayment and increased by 3 basis points for 2011 and 2012. The assessment was multiplied by the deposits reported in each bank’s call reports at September 30, 2009 and increased quarterly by a 5% annual growth rate. As of December 31, 2009, the Company’s prepaid FDIC assessment was $4.9 million which will be expensed over the next three years in accordance with the assumed increases in assessment rate and base over the 2010, 2011, and 2012 fiscal years, adjusted for the actual level of deposits reported and risk assessments. During 2008, YCB’s assessment increased dramatically due to the expiration of a credits granted and an increase in its assessment base. As a result, the Company’s FDIC assessment increased by approximately $414,000 from 2007.

Foreclosed and repossessed assets expense, net increased to $665,000 for the year ended December 31, 2009 from $217,000 for the equivalent period in 2008. The increase was attributable to the deterioration of the Company’s loan portfolio and the subsequent foreclosure, maintenance, and disposition of the collateral. In 2009, the Company transferred $6.8 million of loans to foreclosed and repossessed assets while realizing net proceeds from those sales of $2.4 million resulting in net losses from dispositions of $107,000. In addition, the foreclosed and repossessed asset expense was significantly impacted by payments for delinquent property taxes on foreclosed real estate.

Other expenses decreased to $2.2 million for the year ended December 31, 2008 from $2.9 million for the equivalent period in 2007. The decrease is attributable to a decline in deposit account charge-offs from external fraud due to the implementation of software and procedures during 2008 that has allowed the Company to more effectively monitor and identify unusual activity in customer accounts. Also, in 2007, the Company accrued $200,000 for the probable settlement of ongoing litigation. In 2008, the Company settled the litigation with the third party and paid an amount materially consistent with the amount accrued. Accordingly, the Company did not recognize additional expense in 2008 associated with any ongoing litigation.

The Company recorded a goodwill and other intangible asset impairment charge of $16.2 million for the year ended December 31, 2009. The Company had historically tested its goodwill and other intangible assets for impairment in the fourth quarter of each year, however, beginning in 2008 and extending into 2009, the Company’s stock price traded at a market price less than its per share common book value necessitating more frequent evaluations. In 2009, the Company’s first quarter net income was less than historical amounts due to increasing delinquencies and deterioration in the loan portfolio while the Company recorded a significant provision in the second quarter as the loan portfolio continued to demonstrate weakness and several large relationships were downgraded. As a result, the Company performed an impairment analysis as of June 30, 2009 which indicated its goodwill was impaired. To evaluate goodwill, the Company engaged third party valuation consultants to assist with valuing the Company and its other intangible assets. The results of these analyses indicated that all of the Company’s recorded goodwill was impaired, or $15.3 million, while an impairment charge of $819,000 was required for other intangible assets (see footnote 5 of the Consolidated Financial Statements for further information). After the impairment charges, the Company had $1.4 million of other intangible assets on its balance sheet as of December 31, 2009 that were subject to impairment evaluation in the future.

During the twelve months ended December 31, 2009 the Company incurred $838,000 in prepayment penalties on extinguishment of debt for the prepayment of $61.5 million of FHLB advances with a weighted average cost of 5.93%. Due to the higher weighted average cost as compared to the Company’s other cost of funds, management determined the prepayment penalties incurred for prepaying the advances would be more than offset by a reduction in interest expense over the remaining scheduled maturities for each advance. The prepaid advances were not replaced with other borrowings, therefore, the penalties were entirely expensed in 2009.

Income Tax Expense (Benefit)

Income tax benefit was $(4.9) million for the year ended December 31, 2009 from $(691,000) for the same period in 2008. The increase in the income tax benefit over the period was attributable to Company’s net loss recognized before income taxes in 2009 of $(26.8) million as compared to net income before taxes of $130,000 in 2008. The Company did not recognize a tax benefit in 2009 for the $16.2 million goodwill and other intangible asset impairment charge as it was not a deductible item for tax purposes. The Company recorded an income tax benefit of $(691,000) for the twelve months ended December 31, 2008 compared to income tax expense of $905,000 for the equivalent period in 2007. In 2008, the Company’s income before income tax was $130,000 as compared to $4.4 million in 2007.

Financial Condition

Loan Portfolio

The Company’s loan portfolio decreased by 14.1% to $543.4 million as of December 31, 2009 from $632.6 million as of December 31, 2008. All categories of loans declined in 2009, however, most of the decrease was attributable to residential, commercial, and construction real estate. Generally, the decline in the loan portfolio was due to increased charge-offs and transfers of loans to foreclosed assets coupled with a significant weakening in loan demand from qualified customers. The Company’s loan portfolio mix changed in 2009 with the percentage of residential and construction real estate loans, as a percentage of the portfolio, decreasing from 28.0% and 11.7%, respectively, in 2008 to 24.8% and 9.5%, respectively, in 2009. Commercial and commercial real estate loans as a percentage increased to 17.3% and 35.6% in 2009 due to their relatively smaller declines in outstanding loans in those categories as compared to the other categories.

Residential real estate loans decreased by $42.3 million to $135.0 million as of December 31, 2009 from $177.2 million at December 31, 2008. The decline in 2009 was attributable partially to the sale of long-term, fixed rate 1-4 family residential real estate loans with a book value of $14.5 million previously held for investment for a gain of $197,000 to a third party investor. Management elected to sell the loans to increase liquidity at the Company and reduce its exposure to rising interest rates. Also, most of the residential real estate loans originated by the Company are sold into the secondary market, therefore payments are not offset with new loan originations.

Construction real estate loans decreased to $51.6 million at December 31, 2009 from $73.9 million at December 31, 2008. Beginning in late 2007 and continuing into 2009, the Company’s construction loan portfolio has experienced a high rate of delinquency and deteriorating collateral values. In 2009, the Company had $5.7 million of charge-offs in its construction portfolio while transferring a total of $6.8 million from loans to foreclosed assets, the most significant percentage of which were construction real estate loans. Given the noted weakness in its portfolio, management has undertaken several initiatives to not only reduce its exposure to construction credits but also has attempted to mitigate the Company’s loss exposure on its construction portfolio. The Company has had minimal construction loan originations due to management’s efforts to reduce exposure, but also due to soft demand from qualified borrowers. Construction activity in the Company’s local markets has remained depressed which directly attributable to the reduced loan requests. See further discussion on the credit quality of the Company’s construction portfolio in the “Allowance and Provision for Loan Losses” section of management’s discussion and analysis.

Commercial and commercial real estate loans declined by $1.2 million and $13.4 million in 2009 to $94.2 million and $193.6 million, respectively, from 2008. The decrease in commercial loans was primarily due to charge-offs of $2.1 million, a significant portion of which was related to one credit, offset partially by new loan originations. The decline in commercial real estate was attributable to softer demand from customers, both current and prospective. Also, the Company has been reevaluating its rate floors on its variable rate commercial credits (including construction) in light of the current interest rate environment. Customers with existing rate floors are in some cases being raised while customers that have not had floors previously are being added to loans as they are renewed. As a result of these actions, the Company has experienced some runoff in its commercial customer base, however, the rate floors have increased the Company’s yield on its loans.

At the end of 2009, the Company was servicing $10.4 million in mortgage loans for other investors compared to $14.4 million in 2008. Loans serviced for others consist of loans the Company has sold to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained by the Company.

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

Table 6 provides a breakdown of the Company’s loans by type during the past five years.

Table 6 - Loans by Type
	As of December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Real estate:
Residential	$134,969	$177,230	$186,831	$187,080	$111,969
Commercial	193,577	206,973	191,774	179,405	186,644
Construction	51,592	73,936	87,364	83,944	61,031
Commercial	94,168	95,365	88,353	80,132	92,640
Home equity	54,434	60,539	60,380	62,720	58,060
Consumer	13,676	17,296	20,024	19,549	7,295
Loans secured by deposit accounts	1,003	1,242	1,322	756	729
Total loans	$543,419	$632,581	$636,048	$613,586	$518,368

Table 7 illustrates the Company’s fixed rate maturities and repricing frequency for the loan portfolio.

Table 7 - Selected Loan Distribution
As of December 31, 2009 (Dollars in thousands)	Total	One Year or Less	Over One Through Five Years	Over Five Years
Fixed rate maturities:
Real estate:
Residential	$109,801	$11,938	$34,137	$63,726
Commercial	94,566	8,807	64,479	21,280
Construction	5,415	1,531	1,642	2,242
Commercial	36,265	4,727	22,607	8,931
Home equity	12,848	1,439	4,624	6,785
Consumer	13,515	3,296	9,763	456
Loans secured by deposit accounts	1,003	183	820	-
Total fixed rate maturities	$273,413	$31,921	$138,072	$103,420

Variable rate maturities:
Real estate:
Residential	$25,168	$5,974	$1,287	$17,907
Commercial	99,011	17,858	4,544	76,609
Construction	46,177	44,927	150	1,100
Commercial	57,903	46,552	8,639	2,712
Home equity	41,586	3,599	13,181	24,806
Consumer	161	121	40	-
Total variable rate maturities	$270,006	$119,031	$27,841	$123,134

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

The Company maintains the allowance for loan losses at a level that is sufficient to absorb probable credit losses incurred in its loan portfolio. The allowance is determined based on the application of loss estimates to graded loans by categories. Management determines the level of the allowance for loan losses based on its evaluation of the collectability of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses. As of December 31, 2009, the Company’s allowance for loan losses totaled $15.2 million, an increase of $5.8 million from December 31, 2008 which increased the allowance for loan losses to total loans ratio to 2.80% from 1.50% for the same periods, respectively. The increase in the allowance was attributable to a significant increase in the provision for loan losses, offset by an increase in charge-offs. The Company’s net charge-offs totaled $10.2 million in 2009, up from $3.7 million for the 2008 fiscal year as all loan categories experienced a substantial increase from the prior year. Beginning in late 2007 the Company has experienced a continual rise in non-performing loans coupled with a significant decline in the collateral values securing certain types of loans in its portfolio, specifically construction real estate. The Company’s loan portfolio has experienced an increase in past due loans, impaired loans, and classified loans which has led to an increase in charge-offs for those credits management has determined to be uncollectible. Management has allocated amounts for probable incurred losses in the Company’s loan portfolio based on the best estimate available as of December 31, 2009.

Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered adequate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectability of the Company’s loan portfolio. The provision for loan losses increased to $15.9 million for the twelve months ended December 31, 2009 from $6.9 million for the same period in 2008, an increase of $9.1 million, or 132.2%. In 2009, the provision for loan losses was significantly impacted by several factors including deterioration in the value of the collateral securing certain of the Company’s 1-4 family construction loans. In conjunction with foreclosing on the collateral of two large construction loans during the year, the Company obtained updated appraisals in order to properly value the foreclosed assets. The results indicated the value of the collateral for the two loans had eroded considerably since the previous appraisals and estimates by management. This erosion in the value of the collateral increased the Company’s loss exposure by $1.7 million which led to a provision of the same amount for the two credits. Due to the appreciable decline in value, management did a comprehensive review of the other construction credits that were classified to determine whether the estimated collateral value were still appropriate. The new appraisals indicated longer absorption periods than those estimates utilized by the appraiser to determine the value of the developments from previous appraisals. In light of this information, management reviewed the other classified construction credits and applied the new absorption rates to the appraisals with similar characteristics. Management made adjustments to the absorption rates depending upon the date of the previous appraisal, location, and other relevant factors. Of the $15.9 million in provision recorded during 2009, $3.0 million was attributable to the results of the revaluation of the underlying collateral value of the Company’s other classified construction credits.

In 2009, several new relationships were added to the Company’s classified loan listing while several significant credits that had been previously identified were downgraded. At December 31, 2009, the Company’s total classified loans were $72.0 million, an increase from $44.1 million at December 31, 2008. The downgrades and additions to the classified loans were mostly concentrated in the Company’s construction portfolio. Of the Company’s $51.6 million of construction loans at December 31, 2009, 49.4% were classified as of the same date. The twelve most significant additions to the classified loan listing during 2009 accounted for $4.2 million of the $15.9 million of provision for loan losses for the year ended December 31, 2009. Due to the stress in the construction portfolio and the large percentage of classified credits as compared to the total portfolio, management reviewed the environmental factors applied to the unclassified construction credits for appropriateness. Specifically, management determined the allocation for probable incurred losses applied to unclassified construction credits needed to be increased significantly to adjust for the current economic conditions, the history and trend of charge-offs, and the trends in delinquency and classified loans in the construction portfolio. Along with the significant portion of the classified construction loans within the portfolio, the Company also recorded $5.7 million of charge-offs during to 2009 as compared to $780,000 in 2008. Of the $5.7 million in construction loan charge-offs, $4.8 million were attributable to three credit relationships where the underlying collateral was repossessed. The Company does not have any other loans outstanding as of December 31, 2009 with the three borrowers. The increase in charge-offs raised the historical charge-off rate for the construction portfolio which the Company applies to its unclassified credits in determining the probable incurred losses. A review of the environmental factors applied to the Company’s other loan categories was also performed. While the Company has not seen the same amount of weakness in its other portfolios as it has in the construction, management felt it prudent to increase some of the environmental factors to compensate for local economic conditions. Of the $15.9 million of provision for loan losses recorded in 2009, $3.3 million was attributable to the changes in the environmental factors and an increase in the Company’s charge-off history.

In addition to the changes described above, the Company also made an adjustment in 2009 to its allocations for loans classified as “substandard” and “doubtful” to reflect the current migration trends in the portfolio which accounted for $1.1 million of the 2009 provision. The remaining provision not described was due to several factors including an increase in the severity of other loan relationships not already discussed.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may differ from actual results.

Table 8 provides the Company’s loan charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience

	Year Ended in December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Allowance for loan losses at beginning of year	$9,478	$6,316	$5,654	$5,920	$4,523
Acquired allowance of SCSB, July 1,2006	-	-	-	754	-
Charge-offs:
Residential real estate	(474)	(239)	(173)	(35)	(83)
Commercial real estate	(411)	(720)	(44)	(193)	-
Construction	(5,742)	(780)	-	(600)	-
Commercial business	(2,122)	(1,080)	(207)	(138)	(194)
Home equity	(975)	(491)	(187)	(26)	(198)
Consumer	(661)	(503)	(190)	(362)	(64)
Total	(10,385)	(3,813)	(801)	(1,354)	(539)
Recoveries:
Residential real estate	36	1	14	-	-
Commercial real estate	14	4	9	9	7
Construction	-	2	-	-	-
Commercial business	52	7	92	26	34
Home equity	4	4	2	-	3
Consumer	112	100	50	37	142
Total	218	118	167	72	186
Net loan charge-offs	(10,167)	(3,695)	(634)	(1,282)	(353)
Provision for loan losses	15,925	6,857	1,296	262	1,750
Allowance for loan losses at end of year	$15,236	$9,478	$6,316	$5,654	$5,920

Ratios:
Allowance for loan losses to total loans	2.80%	1.50%	0.99%	0.92%	1.14%
Net loan charge-offs to average loans	1.73	0.58	0.10	0.22	0.07
Allowance for loan losses to non-performing loans	49	46	56	102	108

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

 Table 9 - Management's Allocation of the Allowance for Loan Losses

	As of December 31,
	2009		2008		2007		2006		2005
(Dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
Residential Real Estate	$2,059	24.8%	$644	28.0%	$681	29.3%	$479	30.5%	$336	21.6%
Commercial Real Estate	1,828	35.6	3,244	32.7	2,857	30.2	2,992	29.2	3,544	36.0
Construction	6,633	9.5	3,492	11.7	199	13.7	48	13.7	23	11.8
Commercial Business	3,032	17.3	1,119	15.1	1,716	13.9	1,501	13.1	1,407	17.9
Home Equity	1,184	10.0	510	9.6	662	9.5	435	10.2	495	11.2
Consumer	500	2.7	469	2.9	201	3.4	199	3.3	115	1.5

Total	$15,236	100.0%	$9,478	100.0%	$6,316	100.0%	$5,654	100.0%	$5,920	100.0%

Asset Quality

Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those loans that management has determined it is probable, based on current information and events, the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans individually classified as impaired increased to $32.0 million at December 31, 2009 from $20.2 million at December 31, 2008. Impaired loans at December 31, 2009 and 2008 included $8.6 million and $0, respectively, of troubled debt restructurings (“TDR’s”).

Total non-performing loans increased from $20.7 million at December 31, 2008 to $31.2 million at December 31, 2009 with total non-performing assets increasing to $36.4 million from $21.9 million as of the same dates, respectively. Non-performing assets also include foreclosed real estate and other repossessed assets that have been acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Foreclosed real estate and repossessed assets are carried at fair value less estimated selling costs, and are actively marketed for sale. Of the Company’s non-performing assets at December 31, 2009, $22.7 million loans were on non-accrual which included a large commercial real estate credit totaling $8.2 million that the Company also considers a TDR. For reporting purposes, the Company has included this relationship in the non-accrual total only and not TDR’s to avoid duplicate reporting. Based on the credits payment performance in late 2009 and early 2010, management estimates this credit will be returned to accrual status in the first quarter of 2010 at which point it will be reported as a TDR. The structure of the loans for this credit relationship are such that management does not anticipate it will be able to remove it from TDR status until the loans are repaid or the relationship is refinanced which may not be in the immediate future. Also, of the $8.6 million of TDR’s reported as of December 31, 2009, management estimates that a significant portion will be no longer classified as TDR’s in the first quarter of 2010.

Table 10 provides the Company’s non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

	As of December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Loans on non-accrual status (1)	$22,653	$20,702	$11,134	$5,566	$5,498
Troubled debt restructuringst	8,562	-	-	-	-
Loans past due 90 days or more and still accruing	-	-	244	-	5
Total non-performing loans	31,215	20,702	11,378	5,566	5,503
Other assets owned	5,190	1,241	575	457	106
Total non-performing assets	$36,405	$21,943	$11,953	$6,023	$5,609

Percentage of non-performing loans to total loans	5.74%	3.27%	1.79%	0.91%	1.06%
Percentage of non-performing assets to total loans	6.70	3.47	1.88	0.98	1.08

 (1) Impaired loans on non-accrual status are included in loans. See Note 3 to the Consolidated Financial Statements for additional discussion on impaired loans.

Investment Securities

Table 11 sets forth the breakdown of the Company’s securities portfolio for the past five years.

Table 11 - Securities Portfolio

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Securities Available for Sale:
U.S. Government and federal agency	$-	$-	$6,077	$29,972	$10,921
State and municipal	49,809	20,542	13,312	11,645	6,449
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	120,084	97,588	73,252	67,304	66,752
Collateralized debt obligations, including trust preferred securities	2,585	3,285	6,583	12,150	14,471
Mutual Funds	245	244	241	240	242
Total securities available for sale	$172,723	$121,659	$99,465	$121,311	$98,835

Table 12 sets forth the breakdown of the Company’s investment securities available for sale by type and maturity as of December 31, 2009. For analytical purposes, the weighted average yield on state and municipal securities is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt securities. A tax rate of 34% was used in adjusting interest on tax-exempt securities to a fully taxable equivalent (“FTE”) basis.

Table 12 - Investment Securities Available for Sale

	As of December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
State and municipal
Within one year	$1,325	$1,328	6.06%
Over one through five years	1,514	1,556	6.59
Over five through ten years	4,605	4,778	6.06
Over ten years	40,600	42,147	6.62
Total state and municipal	48,044	49,809	6.55

Collateralized debt obligations, including trust preferred securities
Over ten years	4,614	2,585	2.13

Total mutual funds	250	245	3.78

Mortgage-backed securities
Over one through five years	772	797	4.56
Over five through ten years	13,836	14,226	3.90
Over ten years	102,798	105,061	4.25
Total mortgage-backed securities	117,406	120,084	4.21

Total available for sale securities	$170,314	$172,723	4.81%

Securities available for sale increased from $121.7 million at December 31, 2008 to $172.7 million at December 31, 2009. The increase in available for sale securities was due primarily to purchases of $146.3 million, offset by maturities, prepayments, and calls of $21.7 million and sales of $76.5 million during 2009. The current strategy for the securities portfolio is to maintain an intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates. The investment portfolio primarily consists of mortgage-backed securities, securities issued by the United States government and its agencies, securities issued by states and municipalities, and trust preferred securities. Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.

A significant portion of the Company’s unrealized losses at December 31, 2009 were related to six trust preferred securities comprised of debt of banks and insurance companies. The decrease in the fair value of these securities is due primarily to the lack of transactions for these types of securities as market participants are currently unwilling to conduct transactions unless forced to do so. Also, the Company recorded an other-than-temporary impairment charge through earnings on four of the six securities in 2009. See footnote 2 to the Company’s consolidated financial statements for further discussion of the fair value of these securities and management’s evaluation of other-than-temporary impairment.

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

Total deposits decreased by $10.8 million to $592.4 million at December 31, 2009 as a decrease of $28.5 million in interest bearing deposits was partially offset by an increase in non-interest bearing deposits of $17.8 million. The decrease in total and interest bearing deposits was mostly attributable to declines in certificates of deposits. During 2009, management focused on lowering its average cost of funds by reducing the repricing rates of maturing time deposits and offering rates for new accounts. Due to the Company’s strong liquidity during the year, management was able to be more conservative with offering rates resulting in some deposit runoff in certificates of deposits but also a lower average cost. The decline in interest bearing deposits was offset through strong growth in non-interest bearing deposits. Management continues to stress the importance of growing non-interest bearing deposits to help reduce the Company’s cost of funds. As a result of this focus, the Company has grown its non-interest bearing deposits each of the last five years.Table 13 provides a profile of the Company’s deposits during the past five years.

Table 13 – Deposits

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Demand (NOW)	$83,748	$91,641	$94,939	$63,542	$36,496
Money market accounts	119,991	101,032	107,880	115,248	146,659
Savings	31,721	29,302	26,971	30,264	22,507
Individual retirement accounts-certificates of deposit	32,583	28,981	29,298	27,054	19,674
Certificates of deposit, $100,000 and over	90,380	97,440	87,887	95,069	88,592
Other certificates of deposit	123,753	162,322	146,515	143,891	103,335

Total interest bearing deposits	482,176	510,718	493,490	475,068	417,263
Total non-interest bearing deposits	110,247	92,467	79,856	74,850	47,573

Total	$592,423	$603,185	$573,346	$549,918	$464,836

Other Borrowings

The Company’s other borrowings consist of repurchase agreements, lines of credit with other financial institutions, federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions, and a structured repurchase agreement. While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase. Other borrowings decreased to $77.0 million at December 31, 2009 from $79.0 million at December 31, 2008 primarily due to a decrease in the Company’s line of credit borrowings of $2.9 million. In third quarter of 2009, the Company renewed its line of credit with an unaffiliated financial institution. As a condition for renewal, the Company agreed to make a $2.4 million principal reduction at the renewal date and $350,000 quarterly principal reductions in addition to all accrued and outstanding interest.

Federal Home Loan Bank Advances

FHLB advances decreased to $68.5 million at December 31, 2009 from $111.9 million at December 31, 2008 as the Company elected to prepay $56.5 million of the $67.0 million outstanding putable advances at the beginning of 2009. These putable (or convertible) instruments give the FHLB the option quarterly to put the advance back to the Company, at which time the Company can prepay the advance without penalty or can allow the advance to become variable adjusting to three-month LIBOR (London Interbank Offer Rate). Because the Company elected to prepay through the exercise of the put option by the FHLB, penalties of $838,000 were incurred in 2009. In the first quarter of 2010, the Company prepaid the remaining $10.5 million of outstanding putable advances incurring a penalty of $335,000. Management elected to prepay the putable advances in 2009 and early 2010 due to the impact these advances had on the Company’s net interest margin. Prior to the repayment, the putable advances had a weighted average cost of 6.03% which was significantly higher than other funding sources available to the Company. Prior to prepaying each advance, management determined that the penalty incurred would be fully offset by increases in net interest income through the remaining scheduled maturity of each advance. The Company does not anticipate that it will enter into putable advances for the foreseeable future, but instead may use fixed or variable rate advances to fund balance sheet growth as needed.

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Bank’s primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquidity management is both a daily and long term function of business management. If the Banks require funds beyond those generated internally, then as of December 31, 2009 the Banks had $67.7 million in additional capacity under its borrowing agreements with the FHLB based on the Banks’ current FHLB stock holdings and approximately $24.0 million in federal funds purchased with other financial institutions. Also, the holding company had $700,000 of additional borrowing capacity under a line of credit agreement with another financial institution. The holding company has other sources of liquidity outside of the line of credit, primarily dividends from its subsidiaries, YCB and SCSB which are limited by banking regulations. Currently, the Company does not have the ability to declare and pay dividends without prior regulatory approval due to significant net losses at the subsidiaries. The holding company does have $8.0 million in a correspondent account as of December 31, 2009. The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Capital

Total capital of the Company decreased to $60.0 million at December 31, 2009 from $62.6 million as of December 31, 2008, a decrease of $2.6 million or 4.4%. The decrease in capital was primarily due to a net loss available to common shareholders of $(22.6) million and dividends on common shares of $1.8 million. During 2009, the Company issued 19,468 shares of its Fixed Rate Cumulative Perpetual Preferred Stock to the U.S. Treasury as part of the Capital Purchase Program for aggregate proceeds of $19.5 million which offset the decreases previously described (see footnote 13 to the Company’s Consolidated Financial Statements for further information). The terms of the agreement with the Treasury prohibit us from increasing our dividend on common stock above $0.175 quarterly without prior consent of the Treasury. Also, we are prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock.

The Company has actively been repurchasing shares of its common stock since May 21, 1999. A net total of 589,245 shares at an aggregate cost of $10.2 million have been repurchased since that time under both the current and prior repurchase plans. The Company's Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company's common stock could be purchased. Through December 31, 2009, a total of $1.6 million had been expended to purchase 85,098 shares under this plan.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions. The Company and the Banks continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital ratios (see Note 13 to the Consolidated Financial Statements).

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2009:

(Dollars in thousands)
Commitments to make loans	$7,897
Unused lines of credit	107,121
Standby letters of credit	3,105
Total	$118,123

Aggregate Contractual Obligations

As of December 31, 2009	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Dollars in thousands)
Time deposits	$246,716	$204,846	$39,198	$2,264	$408
Repurchase agreements	70,696	60,896	9,800	-	-
FHLB borrowings	68,482	53,482	10,000	5,000	-
Subordinated debentures	17,000	-	-	-	17,000
Line of credit	6,300	6,300	-	-	-
Defined benefit plan	687	39	73	72	503
Lease commitments	3,435	598	1,078	718	1,041
Total	$413,316	$326,161	$60,149	$8,054	$18,952

Time deposits represent certificates of deposit held by the Company.

FHLB advances represent the amounts that are due the FHLB and consist of $10.5 million in convertible fixed rate advances, $33.0 million in fixed rate advances, and $25.0 million in variable rate advances. With respect to the convertible fixed rate advances, the FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty. There is a substantial penalty if the Company prepays the advances before FHLB exercises its right. In 2010, the Company prepaid the remaining $10.5 million of convertible fixed rate advances incurring a penalty of $335,000.

Subordinated debentures represent the scheduled maturities of subordinated debentures issued to trusts formed by the Company in connection with the issuance of trust preferred securities.

Line of credit represents borrowings on the Company’s revolving line of credit with another bank.

Defined benefit plan represent expected benefit payments to be paid to participants.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (“Up 200 Scenario”), it is estimated that as of December 31, 2009 the Company’s net interest income would decrease by an estimated 6.28%, or $1.9 million, over the one year forecast horizon. As of December 31, 2008, in the Up 200 Scenario the Company estimated that net interest income would decrease 2.21%, or $571,000, over a one year forecast horizon ending December 31, 2009

The projected results are within the Company’s asset/liability management policy limits, which states that the negative impact to net interest income should not exceed 7% in a 200 basis point decrease or increase in the projected yield curve over a one year forecast horizon. The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; the Company can minimize the reduction in net interest income in a period of rising interest rates to the extent that it can curtail raising deposit rates during this period. The Company continues to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. Such profile is also influenced by market interest rates, deposit growth, loan growth, and other factors.

The following tables, which are representative only and are not precise measurements of the effect of changing interest rates on the Company’s net interest income in the future, illustrate the Company’s estimated one year net interest income sensitivity profile based on the above referenced asset/liability model as of December 31, 2009 and 2008, respectively:

Interest Rate Sensitivity For 2009

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points

Projected interest income:
Loans	$30,973	$32,002
Investments	6,943	7,078
FHLB and FRB stock	432	432
Interest-bearing deposits in other financial institutions	7	23
Federal funds sold	26	252
Total interest income	38,381	39,787

Projected interest expense:
Deposits	4,939	7,416
Federal funds purchased, line of credit and Repurchase agreements	748	1,450
FHLB advances	1,335	1,365
Subordinated debentures	401	543
Total interest expense	7,423	10,774
Net interest income	$30,958	$29,013

Change from base		$(1,945)
% Change from base		(6.28)%

Interest Rate Sensitivity For 2008

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points

Projected interest income:
Loans	$36,673	$38,562
Investments	5,666	5,975
FHLB and FRB stock	432	432
Interest-bearing deposits in other financial institutions	1	148
Federal funds sold	11	185
Total interest income	42,783	45,302

Projected interest expense:
Deposits	10,729	12,914
Federal funds purchased, line of credit and Repurchase agreements	740	1,437
FHLB advances	4,809	4,875
Subordinated debentures	623	765
Total interest expense	16,901	19,991
Net interest income	$25,882	$25,311

Change from base		$(571)
% Change from base		(2.21)%

COMMUNITY BANK SHARES OF INDIANA, INC.
New Albany, Indiana

FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Community Bank Shares of Indiana, Inc.
New Albany, Indiana

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank Shares of Indiana, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Louisville, Kentucky
March 31, 2010

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(In thousands, except share amounts)

	2009	2008
ASSETS
Cash and due from financial institutions	$24,474	$19,724
Interest-bearing deposits in other financial institutions	29,941	45,749
Securities available for sale	172,723	121,659
Loans held for sale	979	308
Loans, net of allowance for loan losses of $15,236 and $9,478	528,183	623,103
Federal Home Loan Bank and Federal Reserve stock	7,670	8,472
Accrued interest receivable	3,216	3,163
Premises and equipment, net	14,388	15,128
Company owned life insurance	18,490	17,745
Goodwill	-	15,335
Other intangible assets	1,352	2,492
Foreclosed and repossessed assets	5,190	1,241
Prepaid FDIC insurance premium	4,898	-
Other assets	7,655	3,244
	$819,159	$877,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$110,247	$92,467
Interest-bearing	482,176	510,718
Total deposits	592,423	603,185
Other borrowings	76,996	78,983
Federal Home Loan Bank advances	68,482	111,943
Subordinated debentures	17,000	17,000
Accrued interest payable	818	1,705
Other liabilities	3,490	1,948
Total liabilities	759,209	814,764

Commitments and contingent liabilities (Note 15)	-	-

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued	-	-
Preferred stock, series A, without par value; 19,500 shares authorized; 19,468 and 0 issued and outstanding in 2009 and 2008, respectively; liquidation preference of $1,000 per share	19,034	-
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,942 shares issued; 3,274,697 and 3,242,577 outstanding in 2009 and 2008, respectively	386	386
Additional paid-in capital	45,550	45,313
Retained earnings	3,891	28,268
Accumulated other comprehensive income (loss)	1,263	(640)
Treasury stock, at cost (2009- 589,245 shares, 2008- 621,365 shares)	(10,174)	(10,728)
Total shareholders’ equity	59,950	62,599
	$819,159	$877,363

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In thousands, except per share amounts)

	2009	2008	2007
Interest and dividend income
Loans, including fees	$32,713	$38,833	$46,030
Taxable securities	4,623	4,798	4,711
Tax-exempt securities	1,524	697	510
Federal Home Loan Bank and Federal Reserve dividends	269	338	381
Interest-bearing deposits in other financial institutions	133	241	144
	39,262	44,907	51,776
Interest expense
Deposits	9,628	13,529	18,783
Other borrowings	883	1,403	2,824
Federal Home Loan Bank advances	4,281	5,605	5,492
Subordinated debentures	526	916	1,296
	15,318	21,453	28,395

Net interest income	23,944	23,454	23,381
Provision for loan losses	15,925	6,857	1,296
Net interest income after provision for loan losses	8,019	16,597	22,085

Non-interest income
Service charges on deposit accounts	3,453	3,356	3,187
Commission income	53	194	172
Net gain (loss) on sales of available for sale securities	1,380	364	(41)
Mortgage banking income	314	167	236
Gain on sale of loans	197	-	-
Earnings on company owned life insurance	745	734	678
Change in fair value and cash settlement of interest rate swaps	-	180	(1,248)
Interchange income	839	811	704
Other-than-temporary impairment loss
Total impairment loss	(1,100)	-	-
Loss recognized in other comprehensive income (loss)	-	-	-
Net impairment loss recognized in earnings	(1,100)	-	-
Other income	445	281	439
	6,326	6,087	4,127
Non-interest expense
Salaries and employee benefits	11,160	12,125	11,466
Occupancy	2,417	2,169	1,760
Equipment	1,419	1,535	1,446
Data processing	2,498	1,931	2,183
Marketing and advertising	495	738	583
Legal and professional service fees	1,627	1,153	1,383
FDIC insurance premiums	1,685	480	66
Goodwill and other intangible asset impairment	16,154	-	-
Prepayment penalties on extinguishment of debt	838	-	-
Foreclosed and repossessed assets, net	665	217	66
Other expense	2,210	2,206	2,851
	41,168	22,554	21,804

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In thousands, except per share amounts)

	2009	2008	2007

Income (loss) before income taxes	$(26,823)	$130	$4,408

Income tax (benefit) expense	(4,854)	(691)	905

Net income (loss)	(21,969)	821	3,503

Preferred stock dividends and discount accretion	(618)	-	-

Net income (loss) available to common shareholders	$(22,587)	$821	$3,503

Earnings (loss) per common share:
Basic	$(6.93)	$0.25	$1.05
Diluted	$(6.93)	$0.25	$1.04

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except per share data)

			Additional		Accumulated Other		Total
	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2007	$-	$386	$45,032	$28,519	$(1,741)	$(6,655)	$65,541

Comprehensive income:
Net income	-	-	-	3,503		-	3,503
Change in unrealized gains (losses) on securities available for sale, net of reclassification and tax effects	-	-	-	-	752	-	752
Change in unrealized gains (losses), interest rate swap net of reclassification and tax effects	-	-	-	-	632	-	632
Unrealized loss on pension benefits, net of tax effects	-	-	-	-	(36)	-	(36)
Total comprehensive income							4,851

Reclassification of unrealized loss on interest rate swap, net of tax effect	-	-	-	-	154	-	154
Cash dividends declared on common stock ($.685 per share)	-	-	-	(2,299)	-	-	(2,299)
Purchase of treasury stock	-	-	-	-	-	(3,904)	(3,904)
Stock award expense	-	-	122	-	-	-	122
Issuance of performance unit shares	-	-	(119)	-	-	119	-
Balance at December 31, 2007	$-	$386	$45,035	$29,723	$(239)	$(10,440)	$64,465

Comprehensive income:
Net income	-	-	-	821	-	-	821
Change in unrealized gains (losses) on securities available for sale, net of reclassification and tax effects	-	-	-	-	(261)	-	(261)

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except per share data)

			Additional		Accumulated Other		Total
	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Unrealized loss on pension benefits, net of tax effects	-	-	-	-	(140)	-	(140)
Total comprehensive income							420

Cash dividends declared on common stock ($.700 per share)	-	-	-	(2,276)	-	-	(2,276)
Purchase of treasury stock	-	-	-	-	-	(400)	(400)
Issuance of treasury stock under dividend reinvestment plan	-	-	(31)	-	-	112	81
Stock award expense	-	-	309	-	-	-	309
Balance at December 31, 2008	$-	$386	$45,313	$28,268	$(640)	$(10,728)	$62,599

Comprehensive loss:
Net loss	-	-	-	(21,969)	-	-	(21,969)
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effects	-	-	-	-	288	-	288
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and tax effects	-	-		-	1,558	-	1,558
Unrealized gain on pension benefits, net of tax effects	-	-	-	-	57	-	57
Total comprehensive loss							(20,066)

Cash dividends declared on common stock ($.550 per share)	-	-	-	(1,790)	-	-	(1,790)
Dividends on preferred stock	-	-	-	(568)	-	-	(568)
Issuance of treasury stock under dividend reinvestment plan	-	-	(293)	-	-	554	261
Issuance of preferred stock	18,984	-	-	-	-	-	18,984
Issuance of warrants to purchase common shares	-	-	445	-	-	-	445
Amortization of preferred discount	50	-	-	(50)	-	-	-
Stock award expense	-	-	85	-	-	-	85
Balance at December 31, 2009	$19,034	$386	$45,550	$3,891	$1,263	$(10,174)	$59,950
See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In thousands)

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(21,969)	$821	$3,503
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Provision for loan losses	15,925	6,857	1,296
Depreciation and amortization	1,763	1,863	1,660
Net amortization (accretion) of securities	193	(120)	(106)
Net (gain) loss on sales of available for sale securities	(1,380)	(364)	41
Other-than-temporary impairment loss	1,100	-	-
Prepayment penalties on extinguishment of debt	838	-	-
Mortgage loans originated for sale	(21,203)	(13,589)	(12,032)
Proceeds from mortgage loan sales	20,825	14,235	12,370
Net gain on sales of mortgage loans	(293)	(197)	(187)
Earnings on company owned life insurance	(745)	(734)	(678)
FHLB stock dividends	-	(16)	-
Gain on sale of loans	(197)	-	-
Goodwill and other intangible asset impairment	16,154	-	-
Share based compensation expense	85	309	122
Net loss on sale of foreclosed assets	107	22	48
Net (gain) loss on disposition of premises and equipment	(4)	(4)	19
Net change in
Accrued interest receivable	(53)	374	431
Accrued interest payable	(887)	(251)	(222)
Other assets	(9,466)	(438)	(415)
Other liabilities	653	(893)	(890)
Net cash from operating activities	1,446	7,875	4,960

Cash flows from investing activities
Net change in interest-bearing deposits	15,808	(31,806)	(12,733)
Available for sale securities:
Sales	76,467	19,098	10,937
Purchases	(146,313)	(65,381)	(21,868)
Maturities, prepayments and calls	21,661	24,181	34,100
Loan originations and payments, net	58,016	(3,149)	(23,387)
Purchase of premises and equipment, net	(740)	(1,524)	(1,504)
Proceeds from the sale of premises and equipment	8	10	-
Proceeds from the sale of foreclosed assets	2,436	2,318	252
Proceeds from the sale of loans held for investment	14,739	-	-
Purchase of FHLB and Federal Reserve stock	-	(376)	(769)
Redemption of FHLB and Federal Reserve stock	802	16	91
Investment in company owned life insurance	-	(100)	-
Net cash from investing activities	42,884	(56,713)	(14,881)

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In thousands)

	2009	2008	2007
Cash flows from financing activities
Net change in deposits	$(10,745)	$29,900	$23,509
Net change in other borrowings	(1,987)	6,187	(11,539)
Proceeds from Federal Home Loan Bank advances	25,000	77,000	113,000
Repayment of Federal Home Loan Bank advances	(69,338)	(56,500)	(114,500)
Proceeds from issuance of preferred stock and warrants	19,468	-	-
Purchase of treasury stock	-	(400)	(3,904)
Cash dividends paid on preferred shares	(449)	-	-
Cash dividends paid on common shares	(1,529)	(2,195)	(2,299)
Net cash from financing activities	(39,580)	53,992	4,267

Net change in cash and due from banks	4,750	5,154	(5,654)
Cash and due from banks at beginning of year	19,724	14,570	20,224
Cash and due from banks at end of year	$24,474	$19,724	$14,570

Supplemental cash flow information:
Interest paid	$16,205	$21,704	$28,617
Income taxes paid, net of refunds	(230)	334	1,274

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	6,751	3,292	592
Sale and financing of foreclosed assets	261	286	167
Issuance of treasury shares under dividend reinvestment plan	261	81	-

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  The consolidated financial statements include Community Bank Shares of Indiana, Inc. and its wholly owned subsidiaries, Your Community Bank (YCB) and The Scott County State Bank (SCSB), collectively referred to as “the Company”.  YCB utilizes three wholly-owned subsidiaries to manage its investment portfolio.  CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages the Bank’s investment securities.  YCB established a new Community Development Entity (CDE) subsidiary in July 2002 named CBSI Development Fund, Inc.  The CDE enables YCB to participate in the federal New Markets Tax Credit (NMTC) Program.  The NMTC Program is administered by the Community Development Financial Institutions Fund of the United States Treasury and is designed to promote investment in low-income communities by providing a tax credit over seven years for equity investments in CDE’s.  During June 2004 and June 2006, the Company completed placements of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II (Trusts), trusts formed by the Company.  Because the Trusts are not consolidated with the Company, the financial statements reflect the subordinated debt issued by the Company to the Trusts.  Intercompany balances and transactions are eliminated in consolidation.

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

Use of Estimates:  To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, valuation of goodwill and other intangible assets, fair value and impairment of securities and deferred tax assets are particularly subject to change.

Cash Flows:  Cash and cash equivalents include cash and non-interest bearing deposits with other financial institutions with maturities less than 90 days.  Net cash flows are reported for interest-bearing deposits in other financial institutions, loans, deposits, and other borrowings.

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
December 31, 2009, 2008 and 2007

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

Mortgage Banking Activities:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value.  To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Company enters into agreements to sell loans.  The aggregate fair value of mortgage loans held for sale considers the price of the sales contracts.  Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments.  The Company’s commitments are for fixed rate mortgage loans, generally lasting 60 days and are at market rates when initiated.  The Company had commitments to originate $427,000 and $480,000 in loans and an equal amount of corresponding sales contracts at December 31, 2009 and 2008.  The impact of accounting for these instruments as derivatives was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

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

Servicing fee income, which is reported on the income statement as mortgage banking income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal.  The amortization of mortgage servicing rights is netted against mortgage servicing fee income.  Servicing fees, net of amortization, totaled $21,000, $39,000 and $49,000 for the years ended December 31, 2009, 2008 and 2007. The Company recorded an impairment charge of $0, $69,000, and $0 for the years ended December 31, 2009, 2008 and 2007.  Late fees and ancillary fees related to loan servicing are not material.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Smaller balance homogeneous loans, such as consumer and residential real estate, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

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
December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Other Intangible Assets:  Goodwill resulting from business acquisitions prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. As of December 31, 2009, the Company did not have goodwill recorded on its balance sheet.  Should the Company record goodwill in the future, the Company will determine the date to perform the annual impairment test at that time.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.

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

Equity:  Treasury stock is carried at cost.

Retirement Plans:  Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized.  Profit sharing and 401k plan expense is the amount of matching contributions.  Deferred compensation expense allocated the benefits over years of service.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company adopted guidance by the FASB for uncertainty in income taxes as of January 1, 2007.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Common Share:  Basic earnings (loss) per common share is net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and stock warrants.  Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income, recognized as separate components of equity, includes changes in the following items:  unrealized gains and losses on securities available for sale and a minimum pension liability.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $1.2 million and $1.4 million was required to meet regulatory reserve and clearing requirements as of December 31, 2009 and 2008, respectively.  Beginning in October 2008, balances on deposit with the Federal Reserve began earning interest.

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
December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FASB ASC 820-10).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which is currently FASB ASC 820-10. This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (FASB ASC 805).   FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FASB ASC 805 was effective for fiscal years beginning on or after December 15, 2008.  The Company has not consummated a business combination subsequent to the effective date of the guidance.

In June 2009, the FASB replaced Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, with Statement 162, The Hierarchy of Generally Accepted Accounting Principles, and to establish the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods after September 15, 2009.

In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FASB ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. FASB ASC 320-10 was effective for interim and annual reporting periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company recognized in other-than-temporary impairment loss in 2009 following this guidance.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FASB ASC 820-10).  This FSP emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly.  Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value.   Adjustments to those transactions or prices would be needed to determine the appropriate fair value.  The FSP, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009.  The Company used this guidance to determine the fair value of trust preferred securities (see Footnote 2).

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (FASB ASC 810).  The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The adoption of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

No. 167, Amendments to FASB Interpretation No. 46(R) (FASB ASC 810) ,  which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

Reclassifications:  Some items in the prior years’ financial statements were reclassified to conform to the current presentation.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 2 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2009 and 2008 and the corresponding amounts of  gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2009	(In thousands)
State and municipal	$48,044	$1,878	$(113)	$49,809
Residential mortgaged-backed agencies issued by U.S. Government sponsored entities	117,406	2,776	(98)	120,084
Collateralized debt obligations, including trust preferred securities	4,614	-	(2,029)	2,585
Mutual funds	250	-	(5)	245
Total	$170,314	$4,654	$(2,245)	$172,723

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2008	(In thousands)
State and municipal	$20,926	$174	$(558)	$20,542
Residential mortgaged-backed agencies issued by U.S. Government sponsored entities	95,170	2,430	(12)	97,588
Collateralized debt obligations, including trust preferred securities	5,696	-	(2,411)	3,285
Mutual funds	250	-	(6)	244
Total	$122,042	$2,604	$(2,987)	$121,659

Sales of available for sale securities were as follows:

	2009	2008	2007
	(In thousands)
Proceeds	$76,467	$19,098	$10,937
Gross gains	1,389	364	2
Gross losses	(9)	-	(43)

The tax provision (benefit) applicable to these net realized gains (losses) amounted to $469,000, $124,000 and $(14,000), respectively.

The amortized cost and fair value of the contractual maturities of available for sale securities at year-end 2009 were as follows.  Mortgage-backed agency securities and mutual funds which do not have a single maturity date are shown separately.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 2 – SECURITIES (Continued)

	Amortized Cost	Fair Value
2009	(In thousands)
Due in one year or less	$1,325	$1,328
Due from one to five years	1,514	1,556
Due from five to ten years	4,605	4,778
Due after ten years	45,214	44,732
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	117,406	120,084
Mutual Funds	250	245
Total	$170,314	$172,723

Securities pledged at year-end 2009 and 2008 had a carrying amount of $72.2 million and $81.5 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year end 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	(In thousands)
2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$3,022	$(49)	$996	$(64)	$4,018	$(113)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	15,858	(98)	-	-	15,858	(98)
Collateralized debt obligations, including trust preferred securities	-	-	2,585	(2,029)	2,585	(2,029)
Mutual funds	-	-	245	(5)	245	(5)
Total temporarily impaired	$18,880	$(147)	$3,826	$(2,098)	$22,706	$(2,245)

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 2 – SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	(In thousands)
2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$13,174	$(558)	$-	$-	$13,174	$(558)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	2,241	(8)	560	(4)	2,801	(12)
Collateralized debt obligations, including trust preferred securities	-	-	3,285	(2,411)	3,285	(2,411)
Mutual funds	-	-	244	(6)	244	(6)
Total temporarily impaired	$15,415	$(566)	$4,089	$(2,421)	$19,504	$(2,987)

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
December 31, 2009, 2008 and 2007

NOTE 2 – SECURITIES (Continued)

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

As of December 31, 2009, the Company’s security portfolio consisted of 199 securities, 26 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s state and municipal, residential mortgage-backed securities issued by U.S. Government sponsored entities, and collateralized debt obligations, as discussed below:

State and Municipal

At December 31, 2009 the Company had approximately $4.0 million of state and municipal securities out of a portfolio of $49.8 million with an unrealized loss of $113,000.  Of the 119 state and municipal securities in the Company’s portfolio, 104 had an investment grade rating as of December 31, 2009 while 15 were not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

Mortgage-backed Securities

At December 31, 2009, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in six pooled trust preferred securities.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 2 – SECURITIES (Continued)

Our analysis of these six investments falls within the scope of FASB ASC 325-40 and includes $4.6 million book value of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	OTTI Related to Credit Loss Recognized in 2009, Pre-Tax

Security 1	B+ (S&P)	$2,000	$2,000	$1,242	$-	$-

Security 2	Ba3	332	330	201	-	-

Security 3	Ca	49	43	35	-	5

Security 4	Ca	317	283	229	-	35

Security 5	Ca	1,509	979	439	-	530

Security 6	Ca	1,509	979	439	-	530

		$5,716	$4,614	$2,585	$-	$1,100

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies.  The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default.  We considered all defaults to be immediate.  We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank).  For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 0.40%.  Upon completion of the analysis, our model indicated other-than-temporary impairment of four of these securities in the third quarter of 2009.  These four securities had OTTI losses of $1.9 million, of which $1.1 million was recorded as expense and $806,000 was recorded in other comprehensive loss at the date of impairment.  These four securities remained classified as available for sale at December 31, 2009, and together, the six securities subject to FASB ASC 325-40 accounted for the $2.0 million of unrealized loss in the collateralized debt obligations category at December 31, 2009.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 2 – SECURITIES (Continued)

The table below presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2009:

(In thousands)

Beginning balance, January 1, 2009	$-
Other-than-temporary impairment related to credit losses	1,100
Ending balance, December 31, 2009	$1,100

NOTE 3 – LOANS

Loans at year-end were as follows:

	2009	2008
	(In thousands)
Commercial	$94,168	$95,365
Real Estate:
Residential	134,969	177,230
Commercial	193,577	206,973
Construction	51,592	73,936
Home Equity	54,434	60,539
Loans secured by deposit accounts	1,003	1,242
Consumer	13,676	17,296
Subtotal	543,419	632,581
Less: Allowance for loan losses	(15,236)	(9,478)
Loans, net	$528,183	$623,103

During 2009 and 2008, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

Activity in the allowance for loan losses was as follows:

	2009	2008	2007
	(In thousands)
Beginning balance	$9,478	$6,316	$5,654
Provision for loan losses	15,925	6,857	1,296
Loans charged-off	(10,385)	(3,813)	(801)
Recoveries	218	118	167
Ending balance	$15,236	$9,478	$6,316

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 3 – LOANS (Continued)

Information about impaired loans is presented below.

	2009	2008	2007
	(In thousands)
Impaired loans at year-end, including troubled debt restructurings of $8.6 million, $0 and $0	$31,952	$20,189	$9,295
Amount of the allowance for loan losses allocated	3,474	4,413	1,593
Average of impaired loans during the year	28,415	8,107	4,628
Interest income recognized and received during impairment	346	4	75

Nonperforming loans at year-end were as follows.
Loans past due over 90 days still on accrual	$-	$-	$244
Non-accrual loans	22,653	20,702	11,134
Troubled debt restructurings	8,562	-	-

Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans. The Company had $576,000, 0, and 0 of impaired loans at December 31, 2009, 2008, and 2007 for which a specific reserve had not been recorded.  The Company has allocated $323,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009.  The Company did not have any commitments to originate or modify loans that would be considered troubled debt restructurings as of December 31, 2009.

Related Party Loans: Loans to principal officers, directors, and their affiliates were as follows.

2009
(In thousands)
Beginning loans	$23,807
New loans	11,495
Effect of changes in related parties	(60)
Repayments	(11,449)
Ending loans	$23,793

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates as of December 31, 2009 and 2008 were $11.9 million and $12.6 million.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 3 – LOANS (Continued)

Mortgage Banking Activities: Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $10.4 million and $14.4 million at year-end 2009 and 2008.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in non-interest bearing deposits, were approximately $89,000 and $79,000 at year-end 2009 and 2008.  Servicing assets related to these loans, included in other assets, were $57,000 and $69,000 at year-end 2009 and 2008.  Amortization expense was $12,000, $8,000 and $8,000 at year-end 2009, 2008, and 2007.  The company recorded impairment charges of $0, $69,000, and $0 in 2009, 2008, and 2007. The fair value for mortgage servicing rights were $63,000 and $69,000 at year-end 2009 and 2008.  Fair value at year-end 2009 was determined using a discount rate of 12.0%, prepayment speeds ranging from 15.00% to 25.00%, depending on the stratification of the specific right, and a default rate of 0.00%.  Fair value at year-end 2008 was determined using a discount rate of 12.0%, prepayment speeds ranging from 18.00% to 45.00%, depending on the stratification of the specific right, and a default rate of 0.00%.

The weighted average amortization period is 4.0 years.  Estimated amortization expense for each of the next four years is approximately $14,200 per year.

NOTE 4- PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2009	2008
	(In thousands)
Land and land improvements	$2,766	$2,766
Buildings	13,161	13,176
Furniture, fixtures and equipment	11,750	11,085
Leasehold improvements	1,384	1,384
	29,061	28,411
Less: Accumulated depreciation	(14,673)	(13,283)
	$14,388	$15,128

Depreciation expense was $1.4 million, $1.5 million, and $1.3 million for 2009, 2008, and 2007.

Branch location rent expense was $679,000, $672,000 and $512,000 for 2009, 2008, and 2007, respectively.  Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

2010	$598
2011	546
2012	532
2013	404
2014	314
Thereafter	1,041
Total	$3,435

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance for goodwill during the year is as follows (in thousands):

	2009	2008
Beginning of year	$15,335	$15,335
Impairment	(15,335)	-
End of year	$-	$15,335

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit.  We determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.

The Company evaluates goodwill for impairment annually in the fourth quarter unless events or changes in circumstances indicate potential impairment has occurred between formal assessments.  An impairment analysis as of June 30, 2009 was performed because the Company’s stock had traded at a market price less than its per share common book value since 2008, decreased earnings from historical performance in 2008 and the first quarter 2009, and a large provision for loan losses in the second quarter of 2009 related to deterioration in the Company’s loan portfolio.  The Company’s stock is lightly traded, therefore, a third party valuation consultant was engaged to assist management in determining the fair value of the Company and whether goodwill was impaired.  The fair value was determined by comparing the output of several different valuation methodologies including:

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (Continued)

The fair value assessment indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2 it was determined that the implied value of goodwill was less than the carrying costs, resulting in an impairment charge of $15.3 million in the second quarter of 2009.  The impairment charge had no impact on the Company’s liquidity, cash flows, or regulatory capital ratios.

Acquired Intangible Assets

Acquired amortized intangible assets were as follows at year end (in thousands):

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Beginning of year	$3,512	$1,020	$3,512	$613
Amortization expense	-	321	-	407
Impairment	819	-	-	-
End of year	$2,693	$1,341	$3,512	$1,020

Aggregate amortization expense was $321,000, $407,000 and $438,000 for 2009, 2008 and 2007.

Estimated amortization expense for each of the next five years (in thousands):

2010	$246
2011	241
2012	228
2013	212
2014	192

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 6 – DEPOSITS

Time deposits of $100,000 or more were $99.4 million and $118.0 million at year-end 2009 and 2008.   Brokered deposits were $0 and $5.9 million at year-end 2009 and 2008.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows:

2010	$204,846
2011	31,548
2012	7,650
2013	1,298
2014	966

Deposits from principal officers, directors and their affiliates at year-end 2009 and 2008 were approximately $24.8 million and $28.7 million.

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements representing overnight borrowings from deposit customers, federal funds purchased representing overnight borrowings from other financial institutions, lines of credit with other financial institutions and a structured repurchase agreement.  The debt securities sold under the repurchase agreements were under the control of the subsidiary banks during 2009 and 2008.

The Company has available a revolving line of credit with a bank for $7.0 million.  The line of credit expires on June 30, 2010 and bears interest at LIBOR plus 3.00% (3.28% at December 31, 2009).  Payments of $350,000 in principal plus all accrued and unpaid interest are due quarterly.  The line of credit is collateralized by 500 shares of Your Community Bank common stock.  The outstanding balance on the line of credit was $6.3 million and $9.2 million at December 31, 2009 and 2008.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 7 – OTHER BORROWINGS (Continued)

Information concerning 2009, 2008, and 2007 other borrowings is summarized as follows.

	2009	2008	2007
	(Dollars in thousands)
Repurchase agreements at year-end
Balance	$60,896	$60,011
Weighted average interest rate	0.34%	0.42%
Repurchase agreements during the year
Average daily balance	$43,169	$50,260	$48,547
Maximum month-end balance	60,896	60,011	54,443
Weighted average interest rate	0.32%	1.30%	4.10%

Federal funds purchased and lines of credit at year-end
Balance	$6,300	$9,172
Weighted average interest rate	3.28%	2.97%
Federal funds purchased and lines of credit during the year
Average daily balance	$8,393	$10,631	$13,687
Maximum month-end balance	9,372	28,367	32,139
Weighted average interest rate	3.07%	4.22%	5.78%

Structured repurchase agreement at year-end
Balance	$9,800	$9,800
Weighted average interest rate	4.90%	4.90%
Structured repurchase agreement during the year
Average daily balance	$9,800	$9,800	$1,128
Maximum month-end balance	9,800	9,800	9,800
Weighted average interest rate	4.97%	3.05%	2.72%

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

	2009		2008
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)

Fixed rate	3.93%	$43,482	4.90%	$111,943
Floating Rate	0.47	25,000	-	-
	2.66	$68,482	4.90%	$111,943

The advances were collateralized by $310.2 million and $320.1 million of first mortgage and commercial real estate loans under a blanket lien arrangement and certain available for sale securities at year-end 2009 and 2008.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional $67.7 million at year-end 2009.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

The contractual maturities of advances outstanding as of December 31, 2009 are as follows:

(In thousands)
2010	$53,482
2011	10,000
2012	-
2013	5,000
$68,482

The fixed rate advances include $10.5 million in convertible advances.  The FHLB has the quarterly right to require the Company to choose either conversion of the fixed rate to a variable rate tied to the three month LIBOR index or prepayment of the advance without penalty.  There is a substantial penalty if the Company prepays the advances before FHLB exercises its right.  The Company recognized penalties on prepayment of FHLB advances of $838,000, $0, and $0 for the years ended December 31, 2009, 2008, and 2007.

Subsequent Event:  On February 18, 2010 the Company prepaid the $10.5 million of convertible FHLB advances with a weighted average rate of 6.1% which were scheduled to mature in the third quarter of 2010.  The Company incurred prepayment penalties of $335,000 which were expensed in the first quarter.

NOTE 9 - SUBORDINATED DEBENTURES

On June 15, 2006, a trust  formed by the  Company,  Community Bank Shares (IN) Statutory Trust II (Trust II), issued  $10.0 million of floating rate trust preferred securities as part of a pooled offering of such securities.  On June 17, 2004, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust I (Trust I), issued $7.0 million of floating  rate trust preferred securities as part of a pooled offering of such securities.  The Company issued subordinated debentures to Trusts I and II in exchange for the proceeds of each offering; the debentures and related debt issuance costs represent the sole assets of Trusts I and II.  Distributions on the trust preferred securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 1.70% (1.95% as of the last adjustment) for Trust II and three-month LIBOR plus 2.65% (2.90% as of the last adjustment) for Trust I and are included in interest  expense.

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
December 31, 2009, 2008 and 2007

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

A reconciliation of the projected benefit obligation and the value of plan assets follow.

	2009	2008
	(In thousands)
Change in projected benefit obligation
Balance, beginning of year	$967	$991
Interest cost	57	53
Actuarial (gain) loss	23	(47)
Benefits paid to participants	(32)	(33)
Ending benefit obligation	1,015	967

Change in plan assets
Fair value, beginning of year	586	702
Actual return on plan assets	138	(211)
Employer contributions	61	128
Benefits paid to participants	(32)	(33)
Fair value, end of year	753	586

Funded status	$(262)	$(381)

Amounts recognized in accumulated other comprehensive loss consisted of a net actuarial loss of $497,000 and $584,000 at year-end 2009 and 2008.  The accumulated benefit obligation was $1.0 million and $967,000 at year-end 2009 and 2008.  The funded status of the plan was a liability as of the years ended 2009 and 2008 is reported in other liabilities in the Company’s consolidated financial statements.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	2009	2008	2007
	(Dollars in thousands)
Interest cost	$57	$56	$53
Expected return on plan assets	(44)	(56)	(53)
Amortization of unrecognized loss	16	8	27
Net periodic benefit cost	29	8	27

Net loss (gain)	(87)	212	60
Total recognized in other comprehensive loss (income)	(87)	212	60

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(58)	$220	$87

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 10 – BENEFIT PLANS (Continued)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $13,000.

Assumptions

	2009	2008	2007
Discount rate on benefit obligation	5.75%	6.00%	5.75%
Rate of expected return on plan assets	7.50%	8.00%	8.00%
Discount rate for periodic benefit costs	6.00%	5.75%	5.75%

Plan Assets:  The Company’s target allocation for 2010, pension plan asset allocation at year-end 2009 and 2008, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end		Weighted-Average Expected Long-Term
	2010	2009	2008	Rate of Return
Asset Category
Mutual funds	85%	92%	98%	9.0%
Money market	15	8	2	4.0
Total	100%	100%	100%	8.0%

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

Fair Value of Plan Assets:
Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. Also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Equity Mutual Funds:  The fair values for equity mutual funds are determined by quoted market prices (Level 1).  The Company does not modify or apply assumptions to the quoted market prices.

Money Market Mutual Funds:  The fair values for money market mutual funds are determined by quoted market prices (Level 1).  The Company does not modify or apply assumptions to the quoted market prices.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 10 – BENEFIT PLANS (Continued)

The fair value of the plan assets at December 31, 2009, by asset category, is as follows:

		Fair Value Measurements at December 31, 2009 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in Thousands)
Plan Assets
Money Market Mutual Fund	$57	$57	$-	$-
Equity Mutual Funds	696	696	-	-

Total Plan Assets	$753	$753	$-	$-

Estimated Future Payments:   The following benefit payments, which reflect expected future service, are expected (in thousands):

Pension Benefits
2010	$39
2011	37
2012	36
2013	36
2014	36
Years 2015-2019	503

The Company expects to contribute approximately $44,000 to its pension plan in 2010.

Your Community Bank is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit pension plan covering two of its employees.  Employees are fully vested at the completion of five years of participation in the plan.  No contributions were required during the three-year period ended December 31, 2009.  There have been no new enrollments since 1998.

Deferred Compensation Arrangements:  The Company has entered into deferred compensation arrangements with certain directors and officers.  The liability for such arrangements is fully accrued during the service period, with benefits paid monthly upon retirement until death, or date specified by the agreement.  The liability was $271,000 and $295,000 at December 31, 2009 and 2008, respectively, and was included in other liabilities in the Company’s consolidated financial statements.  Expense related to these arrangements for 2009, 2008 and 2007 was $17,000, $(11,000) and $15,000.

Defined Contribution Plans:  The 401(k) benefit plan matches employee contributions equal to 100% of the first 3% plus 50% of the next 2% of the compensation contributed.  Expense for 2009, 2008 and 2007 was $271,000, $274,000 and $213,000.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 11 – STOCK-BASED COMPENSATION PLANS

The Company has three share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $68,000, $325,000, and $122,000 for 2009, 2008, and 2007.  The total income tax benefit was $9,000, $68,000, and $1,000.

Stock Options:  The Company’s stock option plan provides for the granting of both incentive and nonqualified stock options and other share based awards, including restricted stock and deferred stock units, for up to 400,000 shares of common stock at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years.  Non-employee directors are eligible to receive only nonqualified stock options.  As of December 31, 2009, the plan allows for additional option and share-based award grants of up to 195,917 shares.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.  The Company did not grant options during 2009 or 2008.

2007
Risk-free interest rate	5.10%
Expected term	5.7 years
Expected stock price volatility	15.38%
Dividend yield	3.24%

A summary of the activity in the stock option plan for 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)
Outstanding at beginning of year	263	$20.56
Granted	-	-
Exercised	-	-
Forfeited	(37)	20.27
Expired	(2)	15.57
Outstanding at end of year	224	$20.66	5.7	$-
Vested and expected to vest	224	$20.66	5.7	$-
Exercisable at end of year	177	$20.42	4.5	$-

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 11 – STOCK-BASED COMPENSATION PLANS (Continued)

Information related to the stock option plan during each year follows (in thousands, except for weighted fair value of options granted):

	2009	2008	2007
Intrinsic value of options exercised	$-	$-	$-
Cash received from option exercises	-	-	-
Tax benefit realized from option exercises	-	-	-
Weighted average fair value of options granted	-	-	2.76

As of December 31, 2009, there was $21,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.48 years.

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

 A summary of changes in the Company’s nonvested units for the year follows:

Nonvested Units	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2009	23	$18.68
Granted	-	-
Vested	(21)	18.68
Forfeited	(2)	18.68
Nonvested at December 31, 2009	-	$-

As of December 31, 2009, there were no remaining unvested units granted under the Plan.  The total fair value of units vested during the years ended December 31, 2009, 2008 and 2007 was $135,000, $335,000 and $0.  There were no modifications or cash paid to settle performance unit awards during the three year period ending December 31, 2009.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 11 – STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Share Awards:  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the market value of the Company’s stock on the grant date.  The restricted shares fully vest on the third anniversary of the grant date.

 A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2009	20	$18.72
Granted	4	8.07
Vested	-	-
Forfeited	(7)	12.62
Nonvested at December 31, 2009	17	$18.72

As of December 31, 2009, there was $114,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.1 years.  There were no shares that vested during the years ended December 31, 2009, 2008 and 2007.  There were no modifications or cash paid to settle restricted share awards during the three year period ended December 31, 2009.

Deferred Stock Unit Awards:  Deferred stock units totaling 45,000 units were awarded to our employees during 2009 and were allocated and divided equally between three performance periods.  The 2009, 2010 and 2011 fiscal years were established as the performance periods by the Board of Directors’ Compensation Committee.  The level of deferred stock shares eventually distributed is contingent upon the achievement of the specific performance criteria set at the grant date.  The grant date for purposes of this award is the date the Compensation Committee establishes the specific performance criteria for the corresponding period.  The Company estimates the progress toward achieving these objectives when estimating the number of awards expected to vest and correspondingly, periodic compensation expense which is recognized over the vesting period which begins on the grant date and ends on December 31, 2011.  The compensation cost attributable to these deferred stock unit awards is based on the fair market value at the date of grant.

 A summary of changes in the Company’s nonvested units for the year follows:

Nonvested Units	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2009	-	$-
Granted	15	8.07
Vested	-	-
Forfeited	(2)	8.07
Nonvested at December 31, 2009	13	$8.07

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 11 – STOCK-BASED COMPENSATION PLANS (Continued)

As of December 31, 2009, there was $0 of total unrecognized compensation cost related to nonvested shares granted under the Plan as the Company did not meet the performance conditions established for the 2009 performance period.  There were no units that vested during the years ended December 31, 2009, 2008 and 2007.  There were no modifications or cash paid to settle deferred stock unit awards during the three year period ended December 31, 2009.

NOTE 12 - INCOME TAXES

Income tax expense (benefit) was as follows.

	2009	2008	2007
	(In thousands)
Current	$(876)	$383	$1,221
Deferred	(5,051)	(1,458)	(393)
Change in valuation allowance	1,073	384	77
Total	$(4,854)	$(691)	$905

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.
	2009		2008		2007
	(Dollars in thousands)
Federal statutory rate times financial statement income	$(9,120)	34.0%	$44	34.0%	$1,499	34.0%
Effect of:
Tax-exempt income	(552)	2.1	(381)	(292.6)	(253)	(5.7)
State taxes, net of federal benefit	(1,073)	4.0	(384)	(294.7)	(77)	(1.7)
Change in valuation allowance	1,073	(4.0)	384	294.7	77	1.7
Nontaxable earnings from company owned insurance policies	(253)	0.9	(250)	(191.5)	(231)	(5.2)
New markets tax credit	(180)	0.7	(180)	(138.1)	(180)	(4.1)
Incentive stock options expense	14	(0.1)	43	32.8	40	0.9
Goodwill and other intangible asset impairment	5,214	(19.4)	-	-	-	-
Other, net	23	(0.1)	33	25.3	30	0.6
Total	$(4,854)	18.1%	$(691)	(530.1)%	$905	20.5%

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 12 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following.

	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,180	$3,222
Employee benefit plans	92	100
Other-than-temporary impairment	374	-
Minimum pension liability	169	198
Net unrealized loss on securities available for sale	-	126
State taxes	1,879	806
Tax credit carryforward	880	-
Other	414	142
	8,988	4,594
Deferred tax liabilities:
Premises and equipment	(427)	(407)
FHLB stock	(248)	(308)
Deferred loan fees and costs	(206)	(254)
Mortgage servicing rights	(19)	(23)
Net unrealized gain on securities available for sale	(818)	-
Fair value adjustments from acquisitions	(234)	(238)
Intangible assets	(460)	(847)
Prepaid expenses	(117)	(102)
Other	(109)	(143)
	(2,638)	(2,322)
Valuation allowance on net deferred tax assets	(1,879)	(806)
Net deferred tax asset	$4,471	$1,466

The Company incurred net operating losses for state income taxes during years 2002 through 2009 which will be carried forward and applied to future state taxable income.  Due to the uncertainty of the Company’s ability to use this benefit, a valuation allowance has been recorded.  The cumulative state net operating loss is $14.1 million and can be carried forward for 15 years with expiration beginning in 2017.

The Company incurred net operating losses for federal income taxes during 2009 which will be carried back to 2007 and 2008.  None of the net operating loss will be carried forward.

Retained earnings of Your Community Bank includes approximately $3.7 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount for Your Community Bank at December 31, 2009 was approximately $1.3 million.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 12- INCOME TAXES (Continued)

As of December 31, 2007, the Company’s 2004 and 2005 federal tax returns were being audited by the Internal Revenue Service.  In the first quarter of 2008,  the Company received notification the Internal Revenue Service had completed their audits and had determined adjustments were not required for tax positions taken in those returns.  Accordingly, the Company reduced its reserve for unrecognized tax benefits in 2008 by $55,000.  The Company has no unrecognized tax benefits as of December 31, 2009 and 2008.

The Company did not record any amounts of interest and penalties in the income statement for the years ended December 31, 2009 and 2008 and did not have an amount accrued for interest and penalties at December 31, 2009 and 2008.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2006.

NOTE 13 – PREFERRED STOCK AND WARRANTS

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 13 – PREFERRED STOCK AND WARRANTS (Continued)

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.175) declared on the Common Stock prior to May 29, 2009.  The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted.  These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock and (b) the date on which the Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Preferred Stock to third parties, except that, after the third anniversary of the date of issuance of the Preferred Stock, if the Preferred Stock remains outstanding at such time, the Company may not increase its common dividends per share without obtaining consent of the U.S. Treasury.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS

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

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of December 31, 2009, the most recent regulatory notifications categorized YCB and SCSB as well capitalized under the regulatory framework for prompt corrective action.  There are no considerations or events since December 31, 2009 that management believes have changed the institution’s classification as well capitalized.

YCB currently has a regulatory agreement with the FDIC that requires YCB to maintain a Tier 1 capital ratio of 8% and total risk based capital of 11%.  YCB is currently in compliance with the capital requirements.

SCSB currently has a regulatory agreement with the Federal Reserve that requires SCSB to maintain a Tier 1 capital ratio of 8%.  SCSB is currently in compliance with the capital requirements.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009	(Dollars in millions)
Total Capital (to Risk Weighted Assets):
Consolidated	$78.5	13.1%	$47.8	8.0%	N/A	N/A
Your Community Bank	65.1	12.7	41.1	8.0	51.4	10.0%
Scott County State Bank	12.6	14.6	6.9	8.0	8.6	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$71.0	11.9%	$23.9	4.0%	N/A	N/A
Your Community Bank	58.6	11.4	20.6	4.0	30.8	6.0%
Scott County State Bank	11.5	13.4	3.5	4.0	5.2	6.0

Tier I Capital (to Average Assets):
Consolidated	$71.0	8.6%	$33.1	4.0%	N/A	N/A
Your Community Bank	58.6	8.6	27.2	4.0	34.1	5.0%
Scott County State Bank	11.5	8.7	5.3	4.0	6.6	5.0

2008
Total Capital (to Risk Weighted Assets):
Consolidated	$70.7	10.7%	$52.7	8.0%	N/A	N/A
Your Community Bank	65.5	11.5	45.4	8.0	56.8	10.0%
Scott County State Bank	13.4	14.1	7.6	8.0	9.5	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$62.4	9.5%	$26.3	4.0%	N/A	N/A
Your Community Bank	58.3	10.3	22.7	4.0	34.1	6.0%
Scott County State Bank	12.7	13.3	3.8	4.0	5.7	6.0

Tier I Capital (to Average Assets):
Consolidated	$62.4	7.6%	$33.1	4.0%	N/A	N/A
Your Community Bank	58.3	8.2	28.3	4.0	35.4	5.0%
Scott County State Bank	12.7	9.4	5.4	4.0	6.7	5.0

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Dividend Restrictions:  The Company’s principal source of funds for dividend payments is dividends received from the Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  During 2010, the YCB and SCSB cannot declare dividends without prior approval due to net losses incurred in 2009.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to make loans	$7,792	$105	$1,734	$350
Unused lines of credit	5,966	101,155	2,493	119,803
Letters of credit	-	3,105	-	5,737

Commitments to make loans are generally made for periods of 30 days or less and are at market rates.  The fixed rate loan commitments have interest rates ranging from approximately 4.38% to 8.00% and maturities ranging from 1 year to 30 years.

NOTE 16 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

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
December 31, 2009, 2008 and 2007

NOTE 16 - FAIR VALUE (Continued)

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies were historically priced using Level 2 inputs.  The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, these investments are now priced using Level 3 inputs.  The fair values of our collateralized debt obligations are determined by capital market traders of our bond accountant using a base discount margin driven by current market fundamentals adjusted for characteristics unique to each security and the security’s discounted projected cash flows which are the same cash flows we use to evaluate OTTI.  To determine the discounted projected cash flows for our collateralized debt obligations, the capital market traders of our bond accountant utilized discount rates ranging from 9.84% to 21.12% (16.38% weighted average rate) depending on the security.  The discount rates were determined utilizing a risk free rate of three month Libor plus 300 bps (3.29% at 12/31/09), which includes a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 16 - FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009, Using
	Assets at Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Available for sale securities:
State and municipal	$49,809	$-	$49,809	$-
Residential mortgage-backed securities issued by U.S. Government sponsored entities	120,084	-	120,084	-
Collateralized debt obligations, including trust preferred securities	2,585	-	-	2,585
Mutual funds	245	-	245	-

Total available for sale securities	$172,723	$-	$170,138	$2,585

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 16 - FAIR VALUE (Continued)

		Fair Value Measurements at December 31, 2008, Using
	Assets at Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Available for sale securities:
State and municipal	$20,542	$-	$20,542	$-
Residential mortgage-backed securities issued by U.S. Government sponsored entities	97,588	-	97,588	-
Collateralized debt obligations, including trust preferred securities	3,285	-	-	3,285
Mutual funds	244	-	244	-

Total available for sale securities	$121,659	$-	$118,374	$3,285

The rollforward of activity for the Company’s significant unobservable inputs (Level 3) is as follows:

Twelve Months Ended December 31, 2009
(in thousands)

Balance, January 1, 2009	$3,285
Other-than-temporary impairment recognized in earnings	(1,100)
Net unrealized gain included in other comprehensive income	382
Payments-in-kind	18
Balance, December 31, 2009	$2,585

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 16 - FAIR VALUE (Continued)

Twelve Months Ended December 31, 2008
(in thousands)

Balance, January 1, 2008	$—
Transfer into level 3, April 1, 2008	5,189
Net unrealized loss included in other comprehensive income	(1,756)
Principal paydowns	(148)
Balance, December 31, 2008	$3,285

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements at December 31, 2009, Using
	Assets at Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Impaired loans	$17,931	$—	$—	$17,931
Acquired intangible assets	1,352	—	—	1,352
Foreclosed and repossessed assets	5,190	—	—	5,190

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 16 - FAIR VALUE (Continued)

		Fair Value Measurements at December 31, 2008, Using
	Assets at Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Impaired loans	$15,776	$—	$—	$15,776
Mortgage servicing rights	69	—	69	—

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans.  The Company’s impaired loans totaled $32.0 million as of December 31, 2009, which included collateral-dependent loans with a carrying value of $21.0 million.  As of December 31, 2009, the Company’s collateral dependent loans had a valuation allowance of $3.1 million, resulting in an additional provision for loan losses of $5.2 million during the twelve months ended December 31, 2009.  The Company’s impaired loans totaled $20.2 million as of December 31, 2008, which included collateral-dependent loans with a carrying value of $15.8 million.  As of December 31, 2008, the Company’s collateral dependent loans had a valuation allowance of $4.4 million, resulting in an additional provision for loan losses of $3.7 million during the twelve months ended December 31, 2008.

The Company evaluates goodwill for impairment on an annual basis, or more frequently if certain conditions are present.  During the year ended December 31, 2009, the Company recorded an impairment charge of $15.3 million, which reduced goodwill to its fair value of $0.  See Note 5 for further information on goodwill impairment.

The Company evaluates acquired intangible assets on an annual basis, or more frequently if certain conditions are present.  During the year ended December 31, 2009, the Company recorded an impairment charge of $819,000 which reduced the acquired intangible assets to its fair value of $1.4 million.  See Note 5 for further information on acquired intangible assets impairment.

The Company evaluates the fair value of foreclosed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the year ended December 31, 2009, the Company recognized a charge of $97,000 to write down foreclosed assets to their fair value.  No charges were taken on foreclosed assets for the year ended December 31, 2008.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 16 - FAIR VALUE (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows at year-end.

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$24,474	$24,474	$19,724	$19,724
Interest-bearing deposits in other financial institutions	29,941	29,941	45,749	45,749
Loans held for sale	979	989	308	312
Loans, net of allowance for loan losses and impaired loans	496,231	527,279	623,103	615,501
Accrued interest receivable	3,216	3,216	3,163	3,163
Federal Home Loan Bank and Federal Reserve Stock	7,670	n/a	8,472	n/a

Financial liabilities
Deposits	592,423	571,863	603,185	589,537
Other borrowings	76,996	77,830	78,983	80,158
Federal Home Loan Bank Advances	68,482	69,581	111,943	116,007
Subordinated debentures	17,000	9,973	17,000	12,699
Accrued interest payable	818	818	1,705	1,705

The methods and assumptions used to estimate fair value are described as follows:

The estimated fair value equals the carrying amount for cash and due from banks, interest-bearing deposits in other financial institutions, accrued interest receivable and payable, demand deposits, other borrowings, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life.  Loans are reported net of the allowance for loan losses.  Fair value of loans held for sale is based on market quotes.  It is not practical to determine the fair value of FHLB and Federal Reserve stock due to restrictions placed on transferability.  Fair value of FHLB advances and subordinated debentures are based on current rates for similar financing.  The fair value of off-balance-sheet items is based on current fees or costs that would be charged to enter into or terminate such arrangements and is not material.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 17- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
ASSETS
Cash and due from financial institutions	$8,046	$826
Interest-bearing deposits in other financial institutions	-	5
Investment in subsidiaries	75,306	88,583
Other assets	1,354	799
Total assets	$84,706	$90,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other borrowings	$6,300	$9,172
Subordinated debentures	17,000	17,000
Accrued expenses and other liabilities	1,456	1,442
Total liabilities	24,756	27,614
Total shareholders’ equity	59,950	62,599
	$84,706	$90,213

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2009	2008	2007
	(In thousands)
Income
Dividends from subsidiaries	$1,500	$4,000	$4,500
Management fees from subsidiaries	3,119	-	-
	4,619	4,000	4,500
Expense
Operating expenses	5,134	2,669	3,171
Income (loss) before income taxes and equity
in undistributed net income of subsidiaries	(515)	1,331	1,329
Income tax benefit	669	864	1,037
Income before equity in undistributed net
Income (loss) of subsidiaries	154	2,195	2,366
Equity in undistributed net income (loss) of subsidiaries	(22,123)	(1,374)	1,137
Net Income (loss)	$(21,969)	$821	$3,503

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(21,969)	$821	$3,503
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed net (income) loss of subsidiaries	22,123	1,374	(1,137)
Share-based compensation expense	85	309	122
Net change in other assets and liabilities	(642)	2,297	(1,415)
Net cash from operating activities	(403)	4,801	1,073

Cash flows from investing activities
Net change in interest-bearing deposits with banks	5	(5)	-
Investment in subsidiary	(7,000)	(2,000)	-
Net cash from investing activities	(6,995)	(2,005)

Cash flows from financing activities
Net change in short-term borrowings	(2,872)	618	5,074
Proceeds from issuance of preferred stock and warrants	19,468	-	-
Purchase of treasury stock	-	(400)	(3,904)
Cash dividends paid on preferred shares	(449)	-	-
Cash dividends paid on common shares	(1,529)	(2,195)	(2,299)
Net cash from financing activities	14,618	(1,977)	(1,129)

Net change in cash	7,220	819	(56)
Cash at beginning of year	826	7	63
Cash at end of year	$8,046	$826	$7

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 18 – EARNINGS PER SHARE

The factors used in the earnings per share computation follows.

	2009	2008	2007
	(In thousands, except share and per share amounts)
Basic
Net income (loss)	$(21,969)	$821	$3,503
Preferred stock dividends and discount amortization	(618)	-	-
Net Income (loss) per common share	$(22,587)	$821	$3,503
Average shares:
Common shares issued	3,863,942	3,863,942	3,863,942
Less: Treasury stock	(605,393)	(615,157)	(514,521)
Average shares outstanding	3,258,549	3,248,785	3,349,421
Net income (loss) per common share, basic	$(6.93)	$0.25	$1.05

Diluted
Net income (loss) available to common shareholders	$(22,587)	$821	$3,503
Average shares:
Common shares outstanding for basic	3,258,549	3,248,785	3,349,421
Add: Dilutive effects of outstanding options	-	10,376	24,802
Average shares and dilutive potential common shares	3,258,549	3,259,161	3,374,223
Net income (loss) per common share, diluted	$(6.93)	$0.25	$1.04

Stock options of 224,000, 241,000, and 197,000 common shares were excluded from 2009, 2008, and 2007 diluted earnings per share because they were anti-dilutive.

Performance units of 0, 22,500, and 28,500 were excluded from 2009, 2008, and 2007 diluted earnings per share because all the conditions required for issuance at those dates had not been met.

Deferred stock units of 13,000, 0, and 0 were excluded from 2009, 2008, and 2007 diluted earnings per share because all the conditions required for issuance at those dates had not been met.

Warrants for 386,000, 0, and 0 of common shares were excluded from 2009, 2008, and 2007 diluted earnings per share because they were anti-dilutive.

Restricted share awards of 17,000, 0, and 0 common shares were excluded from 2009, 2008, and 2007 diluted earnings per share because all the condition required for issuance at those dates had not been met.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

	2009	2008	2007
	(In thousands)
Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than- temporary impairment has been recognized in earnings	$436	$(27)	$1,216
Unrealized holding gains (losses) on available for sale securities	2,636
Less reclassification adjustments for (gains) losses recognized in income	(1,380)	(364)	41
Less reclassification adjustments for other-than-temporary impairment related to credit losses	1,100	-	-
Net unrealized gain (loss) on securities available for sale, net of reclassifications	2,792	(391)	1,257

Unrealized holding gain (loss) on interest rate swaps	-	-	44
Amounts reclassified to interest income	-	-	1,014
Net unrealized gain (loss) on interest rate swaps, net of reclassifications	-	-	1,058

Unrealized loss on pension benefits	87	(212)	(60)

Other comprehensive income (loss) before tax effects	2,879	(603)	2,255
Tax effect	(976)	202	(907)
Other comprehensive income (loss)	$1,903	$(401)	$1,348

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Balance at 12/31/08	Current Period Change	Balance at 12/31/09

Unrealized gains (losses) on securities available for sale	$(256)	$1,846	$1,590
Unrealized loss on pension benefits	(384)	57	(327)

Total	$(640)	$1,903	$1,263

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

			Net	Earnings (Loss) Per
	Interest	Net Interest	Income	Share
	Income	Income	(Loss)	Basic	Diluted
2009	(In thousands, except per share amounts)
First quarter	$10,304	$5,840	$623	$0.19	$0.19
Second quarter	9,463	5,429	(24,870)	(7.67)	(7.67)
Third quarter	9,817	6,092	957	0.21	0.21
Fourth quarter	9,678	6,583	1,321	0.32	0.32

2008
First quarter	$11,802	$5,782	$1,036	$0.32	$0.32
Second quarter	11,088	5,886	218	0.07	0.06
Third quarter	11,280	5,946	919	0.28	0.28
Fourth quarter	10,737	5,840	(1,352)	(0.42)	(0.42)

Net loss for the second quarter of 2009 was negatively impacted by a goodwill and other intangible asset impairment charge of $16.2 million which was not repeated in other quarters in 2009.  Also, the Company recorded a provision for loan losses of $14.3 million in the second quarter of 2009.

Net income for the second and fourth quarters of 2008 were substantially impacted by increased provision for loan losses in those periods as compared to other periods in those years.  The provision for loan losses for the second and fourth quarters of 2008 was $1.9 million and $3.5 million, respectively.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Community Bank Shares of Indiana’s (the Company’s) management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

☐	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

☐
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

☐
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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2009, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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
Chief Financial Officer

Item 9B.  Other Information

There was no information to be disclosed by the Company on a Form 8-K during the fourth quarter of 2009 but not reported.

Part III

Item 10.  Directors, Executive Officers And Corporate Governance

The information regarding Company directors required by this item is incorporated herein by reference to information under the headings “CORPORATE GOVERNANCE AND BOARD MATTERS” and “PROPOSAL NO. 2 – ELECTION OF DIRECTORS” in our definitive proxy statement, to be filed with the SEC, relating to our 2010 annual meeting of shareholders (“2010 Proxy Statement”) the 2010 Proxy Statement.  Information regarding the members of the Audit Committee, the Company’s code of business conduct and ethics, the identification of the Audit Committee Financial Expert and stockholder nominations of directors is also incorporated by reference to the information under the aforesaid headings.  The information regarding our executive officers required by this item is incorporated by reference to the information under the heading “Executive Officers Who Are Not Directors” and the other headings listed above in the 2010 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and person who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the Forms 3, 4 and 5 filed during 2009, and written representations from certain reporting persons that no Forms 5 were required, the Company reasonably believes that all required reports were timely filed.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the information under the heading “EXECUTIVE COMPENSATION” in the 2010 Proxy Statement.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning security ownership of management is incorporated herein by reference to the information under the heading “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” in the 2010 Proxy Statement.

Item 13.  Certain Relationships And Related Transactions, And Director Independence

Information concerning relationships and related transactions, and director independence is incorporated herein by reference to the information under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “CORPORATE GOVERNANCE AND BOARD MATTERS” and “CERATIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS” in the 2010 Proxy Statement.

Item 14.  Principal Accountant Fees And Services

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings “REPORT OF THE AUDIT COMMITTEE” and “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the 2010 Proxy Statement.

Part IV

Item 15.  Exhibits And Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
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

COMMUNITY BANK SHARES
OF INDIANA, INC.

March 31, 2010	By:	/s/ James D. Rickard
James D. Rickard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James D. Rickard	President, Chief Executive Officer, and Director	March 31, 2010
James D. Rickard	(Principal Executive Officer)

/s/ Paul A. Chrisco	Executive Vice-President and Chief Financial Officer	March 31, 2010
Paul A. Chrisco	(Principal Financial and Accounting Officer)

/s/ Timothy T. Shea	Chairman of the Board of Directors and Director	March 31, 2010
Timothy T. Shea

/s/ Gary L. Libs	Director	March 31, 2010
Gary L. Libs

/s/ R. Wayne Estopinal	Director	March 31, 2010
R. Wayne Estopinal

/s/ George M. Ballard	Director	March 31, 2010
George M. Ballard

/s/ Gordon L. Huncilman	Director	March 31, 2010
Gordon L. Huncilman

/s/ Kerry M. Stemler	Director	March 31, 2010
Kerry M. Stemler

/s/ Steven R. Stemler	Director	March 31, 2010
Steven R. Stemler

/s/ Norman E. Pfau	Director	March 31, 2010
Norman E. Pfau

Exhibit Index

Exhibit		Filed with this	Incorporated By Reference
Number	Document	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger between Community Bank Shares of Indiana, Inc., The Bancshares, Inc., and CBIN Subsidiary, Inc.		8-K	000-25766	02/16/2006
3.1	Articles of Incorporation		8-K	000-25766	06/01/2009
3.2	Bylaws		8-K	000-25766	07/27/2007
4.0	Common Stock Certificate		8-K	000-25766	07/27/2007
10.1	Employment Agreement with Dale Orem *		10-K	000-25766	04/02/2002
10.2	Employment Agreement with Robert E. Yates*		10-K	000-25766	04/02/2002
10.3	Employment Agreement James D. Rickard *		10-Q	000-25766	11/14/2000
10.4	Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan *		S-8	333- 60089	07/29/1998
10.5	Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan *		S-3D S-3D	333-40211 333-130721	11/14/1997 12/28/2005
10.6	Employment Agreement with Christopher L. Bottorff *		10-K	000-25766	03/31/2003
10.7	Employment Agreement with Kevin J. Cecil *		10-K	000-25766	03/31/2004
10.8	Employment Agreement with Paul A. Chrisco *		10-K	000-25766	03/31/2004
10.9	Consulting Agreement with Dale L. Orem *		10-K	000-25766	03/31/2004
10.10	Community Bank Shares of Indiana, Inc. and Affiliates Business Ethics Policy		8-K	000-25766	04/24/2007
10.11	Community Bank Shares of Indiana, Inc. 2005 Stock Award Plan, as amended *		Exh. B to DEF 14A	000-25766	11/06/2006
10.12	Amendment to Employment Agreement with James D. Rickard *		8-K	000-25766	11/06/2006
10.13	Amendment to Employment Agreement with Christopher L. Bottorff *		8-K	000-25766	11/06/2006
10.14	Amendment to Employment Agreement with Kevin J. Cecil *		8-K	000-25766	11/06/2006
10.15	Amendment to Employment Agreement with Paul A. Chrisco *		8-K	000-25766	11/06/2006
10.16	Community Bank Shares of Indiana, Inc. Performance Units Plan, as amended *		8-K	000-25766	10/23/2006
10.17	Letter of agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	06/01/2009
11.1	Computation of Earnings Per Share	X
21.0	Subsidiaries of Registrant	X
23.1	Consent of Crowe Horwath LLP	X
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 31 CFR Part 30	X
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.