Form 10-Q
period 2010-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2010-05-17
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,280,560 shares of common stock were outstanding as of May 13, 2010.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$22,392	$24,474
Interest-bearing deposits in other financial institutions	38,929	29,941
Securities available for sale	146,124	172,723
Loans held for sale	707	979
Loans, net of allowance for loan losses of $14,517 and $15,236	516,426	528,183
Federal Home Loan Bank and Federal Reserve stock	7,566	7,670
Accrued interest receivable	3,274	3,216
Premises and equipment, net	14,252	14,388
Company owned life insurance	18,669	18,490
Other intangible assets	1,293	1,352
Foreclosed and repossessed assets	5,983	5,190
Prepaid FDIC insurance premium	4,567	4,898
Other assets	7,331	7,655
Total Assets	$787,513	$819,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$115,652	$110,247
Interest-bearing	474,739	482,176
Total deposits	590,391	592,423
Other borrowings	56,864	76,996
Federal Home Loan Bank advances	47,990	68,482
Subordinated debentures	17,000	17,000
Accrued interest payable	679	818
Settlement liability for security purchases	10,176	—
Other liabilities	3,254	3,490
Total liabilities	726,354	759,209

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Preferred stock, series A, without par value; 19,500 shares authorized; 19,468 issued and outstanding; liquidation preference of $19,468	19,056	19,034
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,942 shares issued; 3,280,719 and 3,274,697 outstanding in 2010 and 2009, respectively	386	386
Additional paid-in capital	45,540	45,550
Retained earnings	5,101	3,891
Accumulated other comprehensive income	1,146	1,263
Treasury stock, at cost (2010- 583,223 shares, 2009- 589,245 shares)	(10,070)	(10,174)
Total shareholders’ equity	61,159	59,950
Total Liabilities and Shareholders’ Equity	$787,513	$819,159

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest and dividend income
Loans, including fees	$7,727	$8,613
Taxable securities	1,059	1,248
Tax-exempt securities	515	218
Federal Home Loan Bank and Federal Reserve dividends	45	159
Interest-bearing deposits in other financial institutions	5	66
Interest and dividend income	9,351	10,304

Interest expense
Deposits	1,446	2,696
Other borrowings	208	225
Federal Home Loan Bank advances	412	1,376
Subordinated debentures	100	167
Interest expense	2,166	4,464
Net interest income	7,185	5,840

Provision for loan losses	1,113	1,064

Net interest income after provision for loan losses	6,072	4,776

Non-interest income
Service charges on deposit accounts	778	760
Commission income	27	33
Net gain on sales of available for sale securities	752	773
Mortgage banking income	72	80
Earnings on company owned life insurance	179	185
Interchange income	213	207
Other-than-temporary impairment loss
Total impairment loss	(638)	-
Loss recognized in other comprehensive income	424	-
Net impairment loss recognized in earnings	(214)	-
Other income	121	143
Non-interest income	1,928	2,181

Non-interest expense
Salaries and employee benefits	2,597	3,219
Occupancy	499	623
Equipment	305	381
Data processing	569	575
Marketing and advertising	73	148
Legal and professional service fees	329	321
FDIC insurance premiums	364	288
Debt prepayment penalties	335	-
Foreclosed and repossessed assets, net	93	194
Other expense	530	531
Total non-interest expense	5,694	6,280
Income before income taxes	2,306	677

Income tax expense	501	54

Net Income	1,805	623

Preferred stock dividends and discount accretion	(268)	-

Net income available to common shareholders	$1,537	$623

Earnings per common share:
Basic	$0.47	$0.19
Diluted	$0.47	$0.19

Dividends per common share	$0.100	$0.175

Comprehensive income	$1,688	$77

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	$19,034	$386	$45,550	$3,891	$1,263	$(10,174)	$59,950
Comprehensive income:
Net income	—	—	—	1,805	—	—	1,805
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effects	—	—	—	—	(280)	—	(280)
Change in unrealized gain (gains) losses on securities available for sale, net of reclassifications and tax effects	—	—	—	—	152	—	152
Unrealized loss on pension benefits, net of tax effects	—	—	—	—	11	—	11
Total comprehensive income	—	—	—	1,805	(117)	—	1,688
Cash dividends declared on common stock ($0.100 per share)	—	—	—	(327)	—	—	(327)
Dividends on preferred stock	—	—	—	(246)	—	—	(246)
Issuance of treasury stock under dividend reinvestment plan	—	—	(55)	—	—	104	49
Amortization of preferred stock discount	22			(22)	—	—	—
Stock award expense	—	—	45	—	—	—	45
Balance, March 31, 2010	$19,056	$386	$45,540	$5,101	$1,146	$(10,070)	$61,159

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,805	$623
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,113	1,064
Depreciation and amortization	396	474
Net amortization (accretion) of securities	79	(44)
Net gain on sales of available for sale securities	(752)	(773)
Other-than-temporary impairment loss	214	-
Debt prepayment penalties	335	-
Mortgage loans originated for sale	(4,416)	(5,363)
Proceeds from mortgage loan sales	4,757	5,144
Net gain on sales of mortgage loans	(69)	(72)
Earnings on company owned life insurance	(179)	(185)
Shared based compensation expense	45	46
Net loss (gain) on disposition of foreclosed and repossessed assets	(31)	10
Net gain on disposition of premises and equipment	-	(1)
Net change in:
Accrued interest receivable	(58)	(108)
Accrued interest payable	(139)	6
Other assets	650	(57)
Other liabilities	(139)	288
Net cash from operating activities	3,611	1,052
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	(8,988)	(19,196)
Available for sale securities:
Sales	36,265	21,622
Purchases	(5,196)	(19,500)
Maturities, prepayments and calls	5,937	6,238
Loan originations and payments, net	9,761	15,558
Proceeds from the sale of foreclosed and repossessed assets	148	556
Purchases of premises and equipment	(204)	(171)
Proceeds from the sale of premises and equipment	-	1
Proceeds from redemption of Federal Reserve and FHLB stock	104	-
Net cash from investing activities	37,827	5,108
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(2,032)	(2,835)
Net change in other borrowings	(20,132)	(3,817)
Proceeds from Federal Home Loan Bank advances	35,000	-
Repayment of Federal Home Loan Bank advances	(55,835)	(5,000)
Cash dividends paid on preferred shares	(243)	-
Cash dividends paid on common shares	(278)	(486)
Net cash from financing activities	(43,520)	(12,138)
Net change in cash and due from financial institutions	(2,082)	(5,978)
Cash and due from financial institutions at beginning of period	24,474	19,724
Cash and due from financial institutions at end of period	$22,392	$13,746

Supplemental cash flow information:
Interest paid	$2,305	$4,458
Income taxes paid, net of refunds	$-	$-

Supplemental noncash disclosures:
Transfer from loans to foreclosed real estate	$1,293	$342
Issuance of treasury shares under dividend reinvestment plan	$49	$82
Sale and financing of foreclosed and repossessed assets	$399	$-
Security transactions in suspense, net (payable) receivable	$(10,156)	$4,180

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (“we,” “our” or “us”) is a bank holding company headquartered in New Albany, Indiana. Our wholly-owned banking subsidiaries are Your Community Bank (“Your Community Bank” or “YCB”), and The Scott County State Bank (“Scott County State Bank”).  YCB and SCSB (YCB and SCSB are at times collectively referred to herein as the “Banks”) are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions.  Your Community Bank is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Office of Financial Institutions.  Scott County State Bank is also regulated by the Federal Reserve.

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

In June 2004 and June 2006, we completed placements of floating rate subordinated debentures through two trusts that we formed, Community Bank Shares (IN) Statutory Trust I and Trust II (“Trusts”).  Because the Trusts are not consolidated with us, our financial statements reflect the subordinated debt we issued to the Trusts.

To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, valuation of other intangible assets, fair value and impairment of securities and deferred tax assets are particularly subject to change.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2009.  The consolidated financial statements include our accounts and our subsidiaries’ accounts.  All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications:  Some items in the prior financial statements were reclassified to conform to the current presentation.

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010:
Securities available for sale:
State and municipal	$46,738	$2,701	$(63)	$49,376
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	92,537	2,559	(32)	95,064
Collateralized debt obligations, including trust preferred securities	4,398	-	(2,961)	1,437
Mutual funds	250	-	(3)	247
Total securities available for sale	$143,923	$5,260	$(3,059)	$146,124

December 31, 2009:
Securities available for sale:
State and municipal	$48,044	$1,878	$(113)	$49,809
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	117,406	2,776	(98)	120,084
Collateralized debt obligations, including trust preferred securities	4,614	-	(2,029)	2,585
Mutual funds	250	-	(5)	245
Total securities available for sale	$170,314	$4,654	$(2,245)	$172,723

Sales of available for sale securities were as follows.

	Three Months Ended March 31
	2010	2009
	(In thousands)
Proceeds	$36,265	$30,401
Gross gains	752	773
Gross losses	-	-

The tax provision applicable to these realized gains amounted to $256,000 and $ 263,000, respecitively.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and fair value of the contractual maturities of available for sale securities at March 31, 2010 were as follows.  Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	March 31, 2010
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$49	$49
One to five years	1,469	1,528
Five to ten years	5,480	5,769
Beyond ten years	44,138	43,467
Residential mortgage-backed securities issued by U.S. Government sponsored entities	92,537	95,064
Mutual funds	250	247
Total	$143,923	$146,124

Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2010	(In thousands)
State and municipal	$471	$(28)	$744	$(35)	$1,215	$(63)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	5,758	(32)	-	-	5,758	(32)
Collateralized debt obligations, including trust preferred securities (1)	168	(157)	1,029	(1,301)	1,197	(1,458)
Mutual funds	-	-	247	(3)	247	(3)
Total temporarily impaired	$6,397	$(217)	$2,020	$(1,339)	$8,417	$(1,556)

(1)  Net of securities for which OTTI was recognized in the quarter.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2009	(In thousands)
State and municipal	$3,022	$(49)	$996	$(64)	$4,018	$(113)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	15,858	(98)	-	-	15,858	(98)
Collateralized debt obligations, including trust preferred securities	-	-	2,585	(2,029)	2,585	(2,029)
Mutual funds	-	-	245	(5)	245	(5)
Total temporarily impaired	$18,880	$(147)	$3,826	$(2,098)	$22,706	$(2,245)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model.  Investment securities are generally evaluated for OTTI under FASB ASC 320-10.  However, certain purchased beneficial interests, including collateralized debt obligations that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325-40.

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

As of March 31, 2010, the Company’s security portfolio consisted of 182 securities, 15 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s state and municipal, and collateralized debt obligations, as discussed below:

State and Municipal

At March 31, 2010 the Company had approximately $1.2 million of state and municipal securities with an unrealized loss of $63,000.  Of the 113 state and municipal securities in the Company’s portfolio, 103 had an investment grade rating as of March 31, 2010 while 10 were not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

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

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $4.4 million book value of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Rating	Par Value	Book Value	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	Current Quarter OTTI Related to Credit Loss, Pre-Tax

Security 1	B+ (S&P)	$2,000	$2,000	$873	$-	$-

Security 2	Ba3	330	330	156	-	-

Security 3	Ca	49	43	23	5	-

Security 4	Ca	317	281	145	35	-

Security 5	Ca	1,509	872	120	530	107

Security 6	Ca	1,509	872	120	530	107

		$5,714	$4,398	$1,437	$1,100	$214

The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default.  We considered all defaults to be immediate.  We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank).  For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 0.40%.  Upon completion of the March 31, 2010 analysis, our model indicated other-than-temporary impairment on two of these securities.  We noted credit deterioration for the two securities, including payment deferrals for several of the issuers as well earnings and performance ratios which caused us to lower our estimate of the expected cash flows.  The two securities had OTTI losses of $638,000, of which $214,000 was determined to be the credit component and was recorded as expense and $424,000 was recorded in other comprehensive loss.  The two securities remained classified as available for sale at March 31, 2010, and together, the six securities subject to FASB ASC 325-40 accounted for the $3.0 million of unrealized loss in the collateralized debt obligations category at March 31, 2010.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2010:

Three Months Ended March 31, 2010

Beginning balance	$1,100
Other-than-temporary impairment related to credit losses	214
Ending balance	$1,314

3.   Loans

Loans at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Commercial	$88,969	$94,168
Mortgage loans on real estate:
Residential	137,157	134,959
Commercial	188,931	193,577
Construction	48,800	51,592
Home equity	52,943	54,434
Loans secured by deposit accounts	1,668	1,003
Consumer	12,475	13,676
Subtotal	530,943	543,419
Less:
Allowance for loan losses	(14,517)	(15,236)
Loans, net	$516,426	$528,183

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Beginning balance	$15,236	$9,478
Charge-offs	(1,967)	(1,808)
Recoveries	135	84
Provision for loan losses	1,113	1,064

Ending balance	$14,517	$8,818

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information about impaired loans is presented below.

	March 31,	December 31,
	2010	2009
	(In thousands)
Impaired loans, including troubled debt restructurings of $12.1 million and $8.6 million	$23,760	$31,952
Amount of the allowance for loan losses allocated	2,790	3,474
Average impaired loans during the period	27,871	28,415
Interest income recognized and received during impairment	10	346

Nonperforming loans were as follows.

Loans past due over 90 days still on accrual	49	-
Non-accrual loans	11,541	22,653
Troubled debt restructurings	12,068	8,562

Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified loans.  The Company had $420,000 and $576,000 of impaired loans at March 31, 2010 and December 31, 2009 for which a specific reserve had not been recorded.  The Company had allocated $1.1 million and $323,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2010 and December 31, 2009, respectively.  The Company did not have any commitments to originate or modify loans that would be considered troubled debt restructurings as of March 31, 2010.

4.   Deposits

Deposits at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	(In thousands)

Demand (NOW)	$70,224	$83,748
Money market accounts	123,201	119,991
Savings	33,138	31,721
Individual retirement accounts	33,009	32,583
Certificates of deposit, $100,000 and over	85,516	90,380
Other certificates of deposit	129,651	23,753

Total interest bearing deposits	474,739	482,176

Total non-interest bearing deposits	115,652	110,247

Total deposits	$590,391	$592,423

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   Earnings Per Common Share

Earnings per share were computed as follows:

	Three months ended March 31,
	2010	2009

Basic:
Net income	$1,805	$623
Preferred stock dividends and discount amortization	(268)	-
Net income available to common shareholders	$1,537	$623

Average shares outstanding	3,277,106	3,245,305

Net income per common share, basic	$0.47	$0.19

Diluted:
Net income available to common shareholders	$1,537	$623

Average shares outstanding for basic	3,277,106	3,245,305
Add: Dilutive effect of outstanding warrants	25,306	-
Average shares and dilutive potential common shares	3,302,412	3,245,305
Net income per common share, diluted	$0.47	$0.19

Stock options for 223,900 and 262,970 shares of common stock were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2010 and 2009, respectively, because their effect was antidilutive.

Performance units totaling 0 and 20,700 were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2010 and 2009, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

Deferred stock units totaling 40,333 and 45,000 were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2010 and 2009, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

Restricted share awards of 17,000 and 22,500 common shares were excluded from the calculation of diluted net income per common share because all of the conditions necessary for issuance of common stock had not been met as of those dates.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 195,917 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2010 and December 31, 2009 was $0. There was $10,000 and $21,000 in total compensation cost related to unvested options not recognized at March 31, 2010 and December 31, 2009, respectively, with a weighted-average period of 0.24 and 0.48 years over which the cost is expected to be recognized as of March 31, 2010 and December 31, 2009, respectively.  The Company recognized $7,000 and $12,000 in expense for stock options for the three months ended March 31, 2010 and 2009, respectively.  The Company has options vested and expected to vest of 223,900 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 4.2 years as of March 31, 2010.  As of December 31, 2009, the Company had options vested and expected to vest of 223,900 which had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 4.5 years.  During the three months ended March 31, 2010, there were no options granted or forfeited.

We may grant performance unit awards to employees for up to 275,000 shares of common stock.  The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date.  We recognized $0 and $3,000 in expense for performance unit awards for the three months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010, there were no performance units granted or forfeited.  At March 31, 2010, there were no outstanding performance unit awards.

For the three months ended March 31, 2010 and 2009, we recognized $26,000 and $21,000 in expense for restricted stock awards, respectively.  During the three months ended March 31, 2010, there were no restricted stock awards granted or forfeited.  At March 31, 2010, there were 17,000 outstanding and unvested restricted stock awards.

For the three months ended March 31, 2010 and 2009, we recognized $12,000 and $5,000 in expense for deferred stock units, respectively.  During the three months ended March 31, 2010, there were no deferred stock units granted or forfeited.  At March 31, 2010, there were 25,300 outstanding and unvested deferred stock units.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Three months ended March 31,
	2010	2009
Unrealized holding gains (losses) on available for sale securities	$754	$(12)
Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	(424)	-
Less reclassification adjustments for (gains) losses recognized in income	(752)	(773)
Less reclassification adjustments for other-than-temporary impairment related credit losses	214	-
Net unrealized gains (losses) on securities available for sale, net of reclassifications	(208)	(785)

Unrealized gain (loss) on pension benefits	16	(37)

Other comprehensive loss before tax effects	(192)	(822)
Tax effect	75	276

Other comprehensive income (loss)	$(117)	$(546)

	Balance at 12/31/09	Current Period Change	Balance at 3/31/10

Unrealized gains (losses) on securities available for sale	$1,590	$(128)	$1,462
Unrealized loss on pension benefits	(327)	11	(316)

Total	$1,263	$(117)	$1,146

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair value:

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies were historically priced using Level 2 inputs.  The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, these investments are now priced using Level 3 inputs.  The fair values of our collateralized debt obligations are determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers.  We provide our estimate of default for each issuer, which ranges from 100% loss to 0.40% loss at March 31, 2010, to the capital market traders of bond accountant who provide the cash flows we will receive based upon our assumptions.  To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates ranging from 9.70% to 25.15% (16.98% weighted average rate) depending on the security.  The discount rates were determined utilizing a risk free rate of three month Libor plus 300 bps (3.29% at 3/31/10), which includes a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

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

Foreclosed and Repossessed Assets:  Foreclosed and repossessed assets are initially recorded at fair value less estimated costs to sell when acquired.  The fair value of foreclosed and repossessed assets is primarily determined based on appraisals by qualified appraisers.  The appraisals are discounted to reflect management’s estimate of the fair value of the collateral given the current circumstances of the collateral and reduced by management’s estimate of costs to dispose of the asset.  Fair value of foreclosed and repossessed assets is classified as Level 3 in the fair value hierarchy.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2010):
Available for sale securities:
State and municipal	$49,376	$—	$49,376	$—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	95,064	—	95,064	—
Collateralized debt obligations, including trust preferred securities	1,437	—	—	1,437
Mutual Funds	247	—	247	—

Total available for sale securities	$146,124	$—	$144,687	$1,437

Assets (December 31, 2009):
Available for sale securities:
State and municipal	$49,809	$—	$49,809	$—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	120,084	—	120,084	—
Collateralized debt obligations, including trust preferred securities	2,585	—	—	2,585
Mutual Funds	245	—	245	—

Total available for sale securities	$172,723	$—	$170,138	$2,585

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The rollforward of activity for the Company’s significant unobservable inputs (Level 3) is as follows:

Three Months Ended March 31, 2010
(in thousands)
Balance, beginning of period	$2,585
Other-than-temporary impairment recognized in earnings	(214)
Net unrealized loss included in other comprehensive income	(934)
Balance, end of period	$1,437

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2010):
Impaired loans	$15,570	$—	$—	$15,570

Assets (December 31, 2009):
Impaired loans	$17,931	$—	$—	$17,931
Acquired intangible assets	1,352	—	—	1,352
Foreclosed and repossessed assets	5,190	—	—	5,190

The Company measures for impairment using the fair value of the collateral for collateral-dependent loans.  The Company’s impaired loans totaled $23.8 million as of March 31, 2010, which included collateral-dependent loans with a carrying value of $18.1 million.  As of March 31, 2010, the Company’s collateral dependent loans had a valuation allowance of $2.5 million, resulting in a provision for loan losses of $637,000 and $658,000 for the three months ended March 31, 2010 and 2009, respectively.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three months ended March 31, 2010 and 2009, the Company did not recognize charges to write down foreclosed and repossessed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at March 31, 2010 and December 31, 2009 were as follows.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$22,392	$22,392	$24,474	$24,474
Interest-bearing deposits in other financial institutions	38,929	38,929	29,941	29,941
Loans held for sale	707	714	979	989
Loans, net of allowance for loan losses and impaired loans	498,316	505,624	496,231	527,279
Accrued interest receivable	3,274	3,274	3,216	3,216
Federal Home Loan Bank and Federal Reserve Stock	7,566	n/a	7,670	n/a

Financial liabilities
Deposits	590,391	567,224	592,423	571,863
Other borrowings	56,864	51,719	76,996	77,830
Federal Home Loan Bank Advances	47,990	48,527	68,482	69,581
Subordinated debentures	17,000	9,947	17,000	9,973
Accrued interest payable	679	679	818	818

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

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (FASB ASC 810).  The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. This guidance has been adopted and did not have an effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (FASB ASC 810),  which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. This guidance has been adopted and did not have an effect on the Company’s consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

The Financial Accounting Standards Board issued new accounting guidance under Accounting Standards Update (ASU) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10.  The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting. Specifically, the new guidance requires:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, the guidance clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

11.  Regulatory Matters

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

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  During 2010, YCB and SCSB cannot declare dividends without prior approval due to net losses incurred in 2009.

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

Financial Condition

Total assets decreased to $787.5 million as of March 31, 2010 from $819.2 million at December 31, 2009 due mostly to decreases in securities available for sale of $26.6 million and net loans of $11.8 million, offset by an increase in interest-bearing deposits in other financial institutions of $9.0 million.  Total deposits decreased by $2.0 million as a decrease in interest bearing deposits of $7.4 million was offset by an increase in non-interest bearing deposits of $5.4 million.  FHLB and Other borrowings decreased by $20.5 million and $20.1 million, respectively, from December 31, 2009 to March 31, 2010.

Net loans decreased by 2.2% to $516.4 million as of March 31, 2010 from $528.2 million at December 31, 2009.  The decrease in the loan portfolio was concentrated in the Company’s commercial, commercial real estate, and construction real estate portfolios which declined by a combined $12.6 million from December 31, 2009.  The decrease is the result of charge-offs and transfers to foreclosed and other repossessed assets during the quarter, as well as the receipt of payments not fully offset by new loan originations.

Securities available for sale decreased from December 31, 2009 by $26.6 million to $146.1 million as of March 31, 2010 primarily due to sales of $36.3 million and maturities, prepayments and calls of $5.9 million, offset primarily by purchases of $15.4 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

FHLB advances and other borrowings decreased to $48.0 million and $56.9 million at March 31, 2010, respectively, from $68.5 million and $77.0 million at December 31, 2009.  The decrease in FHLB advances was partially achieved through the prepayment of $10.5 million of advances scheduled to mature in the third quarter of 2010.  The Company paid a prepayment penalty of $335,000 which is expected to be fully offset in 2010 through a reduction in the cost of funds.

Net Income Available to Common Shareholders.  Net income available to common shareholders was $1.5 million for the three months ended March 31, 2010 compared to $623,000 for the same period in 2009.  Basic and diluted earnings per common share increased to $0.47 per common share for the first quarter of 2010 from $0.19 for basic and diluted earnings per share for 2009.  The increase in net income available to common shareholders and basic and diluted earnings per share for the first quarter in 2010 was due to an increase in net interest income of $1.3 million and a decrease in non-interest expenses of $586,000, offset by increases in the provision for loan losses and income tax expense and a decrease in non-interest income.  The annualized return on average assets and average shareholders’ equity were 0.91% and 11.87% for the three months ended March 31, 2010, respectively, compared to 0.30% and 3.99% for the equivalent periods in 2009.

Net interest income.  Net interest income for the three months ended March 31, 2010 increased by $1.3 million to $7.2 million.  The Company’s net interest margin on a taxable equivalent basis increased to 4.23% for the three months ended March 31, 2010 from 3.08% for the same period in 2009.  The increase in net interest income for the three months ended March 31, 2010 as compared to same period on 2009 was due to a large decrease in the cost of interest bearing deposits from 2.64% for the period ended March 31, 2009 to 1.46% for the equivalent period in 2010.  The reduction in the cost of interest bearing liabilities was achieved primarily in the cost of FHLB advances which decreased to 3.17% for the first quarter of 2010 from 5.15% for the same period in 2009.  In 2009, the cost of interest-bearing liabilities and FHLB advances were significantly affected by $67.0 million of putable advances that had a higher average cost than alternative cost of funds.  Throughout 2009 and the first quarter of 2010 the Company repaid all $67.0 million of these advances which significantly improved net interest income.  Also, the Company has been able to reduce its cost of time deposits to 1.99% for the period ended March 31, 2010 from 3.35% for the equivalent period in 2009 by renewing maturing deposits at lower rates.

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

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$15,542	$5	0.14%	$26,314	$66	1.02%
Taxable securities	107,484	1,059	4.00	99,393	1,248	5.09
Tax-exempt securities	46,676	781	6.79	20,599	332	6.53
Total loans and fees (1) (2)	536,983	7,727	5.84	627,959	8,613	5.56
FHLB and Federal Reserve stock	7,598	45	2.39	8,472	159	7.59
Total earning assets	714,283	9,617	5.46	782,737	10,418	5.40

Less: Allowance for loan losses	(14,991)			(9,388)
Non-earning assets:
Cash and due from banks	34,331			26,178
Bank premises and equipment, net	14,382			15,070
Other assets	43,367			41,785

Total assets	$791,372			$856,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$229,899	$259	0.46%	$209,534	$339	0.66%
Time deposits	242,189	1,187	1.99	285,030	2,357	3.35
Other borrowings	60,475	208	1.40	65,720	225	1.39
FHLB advances	52,717	412	3.17	108,450	1,376	5.15
Subordinated debentures	17,000	100	2.38	17,000	167	3.98
Total interest-bearing liabilities	602,280	2,166	1.46	685,734	4,464	2.64

Non-interest bearing liabilities:
Non-interest demand deposits	124,448			104,608
Accrued interest payable and other liabilities	3,823			2,755
Stockholders’ equity	60,821			63,285

Total liabilities and stockholders’ equity	$791,372			$856,382

Net interest income (taxable equivalent basis)		$7,451			$5,954
Less: taxable equivalent adjustment		(266)			(114)
Net interest income		$7,185			$5,840
Net interest spread			4.00%			2.76%
Net interest margin			4.23			3.08

(1)	The amount of direct loan origination cost included in interest on loans was $167 and $163 for the three months ended March 31, 2010 and 2009.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Rate/Volume Analysis.  The table below illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense on a fully taxable equivalent basis during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$(61)	$(19)	$(42)
Taxable securities	(189)	96	(285)
Tax-exempt securities	449	436	13
Total loans and fees	(886)	(1,294)	408
FHLB and Federal Reserve stock	(114)	(15)	(99)
Total increase (decrease) in interest income	(801)	(796)	(5)

Interest expense:
Savings and other	(80)	31	(111)
Time deposits	(1,170)	(315)	(855)
Other borrowings	(17)	(18)	1
FHLB advances	(964)	(552)	(412)
Subordinated debentures	(67)	-	(67)
Total increase (decrease) in interest expense	(2,298)	(854)	(1,444)
Increase (decrease) in net interest income	$1,497	$58	$1,439

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

Summary of Loan Loss Experience:

	Three Months Ended March 31,
Activity for the period ended:	2010	2009
	(In thousands)
Beginning balance	$15,236	$9,478
Charge-offs:
Residential real estate	(419)	(89)
Commercial real estate	(760)	—
Construction	(428)	(1,006)
Commercial business	(34)	(374)
Home equity	(237)	(178)
Consumer	(89)	(161)
Total	(1,967)	(1,808)

Recoveries:
Residential real estate	1	30
Commercial real estate	2	10
Construction	18	—
Commercial business	90	10
Home equity	—	1
Consumer	24	33
Total	135	84
Net loan charge-offs	(1,832)	(1,724)

Provision	1,113	1,064

Ending balance	$14,517	$8,818

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Provision for loan losses for loan losses was $1.1 million for both the three months ended March 31, 2010 and 2009.  Net charge-offs increased slightly to $1.8 million for the period ended March 31, 2010 from $1.7 million for the equivalent period in 2009.  The provision for loan losses in the first quarter of 2010 was driven by continued elevated levels of non-performing loans and an increase in the Company’s loss exposure on certain classified credits.  The Company’s non-performing loans decreased to $23.7 million as of March 31, 2010 from $31.2 million at December 31, 2009 while the allowance for loan losses as a percentage of total loans decreased to 2.73% from 2.80%, respectively.  The decrease in non-performing loans was primarily due to a decrease in non-accrual loans to $11.5 million at March 31, 2010 from $22.7 million at December 31, 2009, offset by an increase in trouble debt restructurings of $3.5 million to $12.1 million at March 31, 2010. The Company’s increase in troubled debt restructurings (“TDR’s”) is reflective of management’s efforts to assist borrowers who are currently experiencing financial difficulties in meeting their financial obligations.  In the opinion of management, it is often advantageous to modify a credit and accept a lower yield rather than foreclose and dispose of the collateral securing the loan.   While the Company’s TDR’s are all current as of March 31, 2010, these loans do carry an increased risk of loss. Management closely monitors the performance of TDR’s and has provided for the probable incurred losses associated with these credits.  The Company’s classified credits have decreased from $72.0 million at December 31, 2009 to $69.7 million as of March 31, 2010 due primarily to charge-offs and transfer to foreclosed and repossessed assets during the period.  Despite the decrease in classified credits, the Company did have certain large commercial credits that continued to deteriorate necessitating further provision to cover the probable losses incurred.  Also, the number and amount of classified continues to remain above historical levels, requiring a higher allowance for loan losses.  Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of March 31, 2010, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-performing assets.  Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

	March 31, 2010	December 31, 2009
	(In thousands)

Loans on non-accrual status	$11,541	$22,653
Loans past due over 90 days still on accrual	49	-
Troubled debt restructurings	12,068	8,562
Foreclosed and repossessed assets	5,983	5,190
Total non-performing assets	$29,641	$36,405

Non-performing loans to total loans	4.46%	5.74%
Non-performing assets to total loans	5.58	6.70
Allowance as a percent of non-performing loans	61.36	48.81
Allowance as a percent of total loans	2.73	2.80

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income.  Non-interest income decreased by 11.6% to $1.9 million for the three months ended March 31, 2010 compared to $2.2 million in 2009.  The decrease was primarily due to an other-than-temporary impairment (“OTTI”) charge of $214,000 in the first quarter of 2010 on two of the Company’s collateralized debt obligation investments (see Footnote 2 to the Company’s consolidated financial statements for further information on the OTTI charge).  During the first quarter of 2010, the Company sold $36.3 million of investment securities which resulted in a net gain of $752,000.  The Company was able to sell a portion of its portfolio at a gain and reinvest the proceeds in securities with substantially the same yield and risk profile while extending out slightly further on the yield curve.  The proceeds realized from the sale were utilized to purchase securities in the first quarter while the remaining proceeds were used to repay FHLB advances and offset the decline in other borrowings.

Non-interest expense.   Non-interest expense decreased to $5.7 million for the three months ended March 31, 2010 from $6.3 million for the equivalent period in 2009 due primarily to decreases in salaries and employee benefits, occupancy expense, equipment expense, marketing and advertising expense, and net foreclosed and repossessed asset expense, offset by prepayment penalties on extinguishment of debt.  Salaries and employee benefits decreased by $622,000 from the three month period ended March 31, 2009 due primarily to a reduction in the number of full time equivalent employees to 197 as of March 31, 2010 from 227 in 2009.  The expense per full time equivalent also decreased from $14,200 per full time equivalent in 2009 to $13,200 in 2010 due to a severance payment made to a former employee in the first quarter of 2009.  Occupancy expenses were $499,000 for the three months ended March 31, 2010, a decrease of $124,000 from the same period in 2009 as the Company had reductions in utilities expense, depreciation for leasehold improvements and accrued property taxes as compared to the first quarter of 2009.  Marketing and advertising expense decreased by $75,000, or 50.7% to $73,000 for the period ended March 31, 2010 as compared to 2009 due to cost reduction initiatives implemented during the 2009.  Foreclosed and repossessed assets, net decreased to $93,000 for the first quarter of 2010 compared to $194,000 due to net gains on dispositions of foreclosed and repossessed assets of $31,000 in 2010 compared to a net loss of $3,000 in 2009.  Also, factoring into the decline of net foreclosed and repossessed asset was a decrease in other expenditures related to these assets, primarily delinquent, unpaid property taxes on foreclosed real estate.  In the first quarter of 2010, the Company incurred a prepayment penalty of $335,000 on the extinguishment of $10.5 million of FHLB advances (see “Net Interest Income” in management’s discussion and analysis for further information) as compared to $0 in equivalent period in 2009.

Income tax expense.  Income tax expense for the three months ended March 31, 2010 was $501,000 as compared to $54,000 for the equivalent period in 2009.  The increase in income tax expense was due to an increase in pre-tax net income.  The Company’s effective tax rate for 2010 was 21.7% as compared to 8.0% in 2009 due to tax preference items and income tax credits remaining consistent for the two periods while pre-tax earnings increased.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2010, we had cash and interest-bearing deposits with banks of $61.3 million and securities available-for-sale with a fair value of $146.1 million.  If we require funds beyond the funds we are able to generate internally, we have $95.7 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $33.0 million.  Also, the holding company currently had $1.1 million of an unused line of credit with a nonaffiliated financial institution.  Currently, the Company does not have the ability to declare and pay dividends without prior regulatory approval due to significant net losses at its subsidiaries in 2009.  The holding company had $6.9 million in a correspondent account as of March 31, 2010.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of March 31, 2010, Your Community Bank and Scott County State Bank were each considered adequately capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

March 31, 2010:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	14.1%	12.8%	9.4%
Your Community Bank	13.7%	12.4%	9.4%
Scott County State Bank	14.7%	13.4%	9.1%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2009:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	13.1%	11.9%	8.6%
Your Community Bank	12.7%	11.4%	8.6%
Scott County State Bank	14.6%	13.4%	8.7%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

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

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 583,223 shares at an aggregate cost of $10.1 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through March 31, 2010, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan.  As a condition for participating in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Company is prohibited from repurchasing our common stock.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

During June 2004 and 2006, we completed placements of $7.0 million and $10.0 million floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II, (trusts we formed), respectively.  These securities are reported as liabilities for financial reporting, but Tier 1 Capital for regulatory purposes.  We used the proceeds for general business purposes and to support our future opportunities for growth.

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at March 31, 2010 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2009 and March 31, 2010 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of March 31, 2010 our net interest income would decrease by an estimated 3.8%, or $1.2 million, over the one year forecast horizon.  As of December 31, 2009, in the Up 200 Scenario we estimated that net interest income would decrease 6.3%, or $1.9 million, over a one year forecast horizon ending December 31, 2010.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2010 and December 31, 2009, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of March 31, 2010 and ending on March 31, 2011:

	Interest Rate Sensitivity as of March 31, 2010
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$31,250	$32,262
Investments	5,909	6,056
FHLB and FRB stock	23	23
Interest-bearing bank deposits	3	26
Federal funds sold	46	425
Total interest Income	37,231	38,792

Projected interest expense:
Deposits	4,586	6,690
Federal funds purchased, line of credit and repurchase agreements	685	1,130
FHLB advances	1,148	1,183
Subordinated debentures	407	550
Total interest expense	6,826	9,553
Net interest income	$30,405	$29,239

Change from base		(1,166)
Percent change from base		(3.83)%

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2009 and ending December 31, 2010:

	Interest Rate Sensitivity as of December 31, 2009
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the three months ended March 31, 2010.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of March 31, 2010, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan. As a condition for participating in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Company is prohibited from repurchasing our common stock.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: May 17, 2010	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 17, 2010	BY:	/s/ Paul. A. Chrisco
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