Form 10-Q
period 2010-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2010-08-16
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,286,193 shares of common stock were outstanding as of August 12, 2010.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$22,939	$24,474
Interest-bearing deposits in other financial institutions	73,376	29,941
Securities available for sale	163,282	172,723
Loans held for sale	271	979
Loans, net of allowance for loan losses of $12,375 and $15,236	505,523	528,183
Federal Home Loan Bank and Federal Reserve stock	7,576	7,670
Accrued interest receivable	3,191	3,216
Premises and equipment, net	14,052	14,388
Company owned life insurance	18,848	18,490
Other intangible assets	1,231	1,352
Foreclosed and repossessed assets	4,843	5,190
Prepaid FDIC insurance premium	4,243	4,898
Other assets	8,368	7,655
Total Assets	$827,743	$819,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$128,106	$110,247
Interest-bearing	503,774	482,176
Total deposits	631,880	592,423
Other borrowings	53,483	76,996
Federal Home Loan Bank advances	57,997	68,482
Subordinated debentures	17,000	17,000
Accrued interest payable	641	818
Other liabilities	3,808	3,490
Total liabilities	764,809	759,209

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Preferred stock, series A, without par value; 19,500 shares authorized; 19,468 issued and outstanding; liquidation preference of $19,468	19,078	19,034
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,286,352 and 3,274,697 outstanding in 2010 and 2009, respectively	386	386
Additional paid-in capital	45,542	45,550
Retained earnings	6,309	3,891
Accumulated other comprehensive income	1,591	1,263
Treasury stock, at cost (2010- 577,585 shares, 2009- 589,245 shares)	(9,972)	(10,174)
Total shareholders’ equity	62,934	59,950
Total Liabilities and Shareholders’ Equity	$827,743	$819,159

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$7,547	$8,067	$15,274	$16,680
Taxable securities	973	1,044	2,032	2,292
Tax-exempt securities	513	303	1,028	521
Federal Home Loan Bank and Federal Reserve dividends	41	17	86	176
Interest-bearing deposits in other financial institutions	19	32	24	98
Interest and dividend income	9,093	9,463	18,444	19,767

Interest expense
Deposits	1,412	2,539	2,858	5,235
Other borrowings	204	219	412	444
Federal Home Loan Bank advances	359	1,136	771	2,512
Subordinated debentures	102	140	202	307
Interest expense	2,077	4,034	4,243	8,498
Net interest income	7,016	5,429	14,201	11,269

Provision for loan losses	1,190	14,346	2,303	15,410

Net interest income (expense) after provision for loan losses	5,826	(8,917)	11,898	(4,141)

Non-interest income
Service charges on deposit accounts	879	850	1,657	1,610
Commission income	32	7	59	40
Net gain on sales of available for sale securities	489	434	1,241	1,207
Mortgage banking income	75	108	147	188
Gain on sale of loans	-	197	-	197
Earnings on company owned life insurance	179	186	358	371
Interchange income	236	211	449	418
Other-than-temporary impairment loss
Total impairment loss	-	-	(638)	-
Loss recognized in other comprehensive income (loss)	-	-	424	-
Net impairment loss recognized in earnings	-		(214)
Other income	114	112	235	255
Non-interest income	2,004	2,105	3,932	4,286

Non-interest expense
Salaries and employee benefits	2,639	2,850	5,236	6,069
Occupancy	528	636	1,027	1,259
Equipment	312	361	617	742
Data processing	707	631	1,276	1,206
Marketing and advertising	94	151	167	299
Legal and professional service fees	330	486	659	807
FDIC insurance premiums	363	723	727	1,011
Goodwill and other intangible asset impairment	-	16,154	-	16,154
Prepayment penalties on extinguishment of debt	-	251	335	251
Foreclosed assets, net	60	351	153	544
Other expense	504	693	1,034	1,225
Total non-interest expense	5,537	23,287	11,231	29,567
Income (loss) before income taxes	2,293	(30,099)	4,599	(29,422)

Income tax expense (benefit)	491	(5,229)	992	(5,175)

Net income (loss)	1,802	(24,870)	3,607	(24,247)

Preferred stock dividends and discount accretion	(265)	(91)	(533)	(91)

Net income (loss) available to common shareholders	$1,537	$(24,961)	$3,074	$(24,338)

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Earnings (Loss) per common share:
Basic	$0.47	$(7.67)	$0.94	$(7.49)
Diluted	$0.46	$(7.67)	$0.93	$(7.49)

Dividends per common share	$0.100	$0.175	$0.200	$0.350

Comprehensive income (loss)	$2,247	$(25,569)	$3,935	$(25,492)

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	$19,034	$386	$45,550	$3,891	$1,263	$(10,174)	$59,950
Comprehensive income:
Net income	—	—	—	3,607	—	—	3,607
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effects	—	—	—	—	(298)	—	(298)
Change in unrealized gain (gains) losses on securities available for sale, net of reclassifications and tax effects	—	—	—	—	657	—	657
Unrealized loss on pension benefits, net of tax effects	—	—	—	—	(31)	—	(31)
Total comprehensive income	—	—	—	3,607	328	—	3,935
Cash dividends declared on common stock ($0.200 per share)	—	—	—	(656)	—	—	(656)
Dividends on preferred stock	—	—	—	(489)	—	—	(489)
Issuance of treasury stock under dividend reinvestment plan	—	—	(103)	—	—	202	99
Amortization of preferred stock discount	44			(44)	—	—	—
Stock award expense	—	—	95	—	—	—	95
Balance, June 30, 2010	$19,078	$386	$45,542	$6,309	$1,591	$(9,972)	$62,934

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,607	$(24,247)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	2,303	15,410
Depreciation and amortization	786	955
Net amortization (accretion) of securities	215	(18)
Net gain on sales of available for sale securities	(1,241)	(1,207)
Other-than-temporary impairment loss	214	-
Debt prepayment penalties	335	251
Mortgage loans originated for sale	(7,883)	(13,271)
Proceeds from mortgage loan sales	8,738	12,521
Net gain on sales of mortgage loans	(147)	(174)
Earnings on company owned life insurance	(358)	(371)
Gain on sale of loans	-	(197)
Goodwill and other intangible asset impairment	-	16,154
Shared based compensation expense	95	24
Net loss (gain) on disposition of foreclosed and repossessed assets	(147)	129
Net gain on disposition of premises and equipment	-	(5)
Net change in:
Accrued interest receivable	25	214
Accrued interest payable	(177)	(409)
Other assets	(42)	(5,298)
Other liabilities	53	12,326
Net cash from operating activities	6,376	12,787
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	(43,435)	24,684
Available for sale securities:
Sales	58,661	50,917
Purchases	(58,248)	(84,645)
Maturities, prepayments and calls	10,400	12,058
Loan originations and payments, net	20,130	29,047
Proceeds from the sale of foreclosed and repossessed assets	759	739
Purchases of premises and equipment	(337)	(425)
Proceeds from the sale of premises and equipment	-	8
Proceeds from sale of loans held for investment	-	14,739
Purchase of Federal Reserve and FHLB stock	(10)	-
Proceeds from redemption of Federal Reserve and FHLB stock	104	-
Net cash from investing activities	(11,976)	47,122
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	39,457	(21,124)
Net change in other borrowings	(23,513)	(17,541)
Proceeds from Federal Home Loan Bank advances	45,000	-
Repayment of Federal Home Loan Bank advances	(55,835)	(27,251)
Proceeds from issuance of preferred stock and warrants	-	19,468
Cash dividends paid on preferred shares	(487)	-
Cash dividends paid on common shares	(557)	(972)
Net cash from financing activities	4,065	(47,420)
Net change in cash and due from financial institutions	(1,535)	12,489
Cash and due from financial institutions at beginning of period	24,474	19,724
Cash and due from financial institutions at end of period	$22,939	$32,213

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Supplemental cash flow information:
Interest paid	$4,420	$8,907
Income taxes paid, net of refunds	$715	$-

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	$2,860	$4,802
Issuance of treasury shares under dividend reinvestment plan	$99	$165
Sale and financing of foreclosed and repossessed assets	$2,610	$202

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

To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, valuation of other intangible assets, valuation of foreclosed assets, fair value and impairment of securities and deferred tax assets are particularly subject to change.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010:
Securities available for sale:
State and municipal	$46,760	$2,438	$(39)	$49,159
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	108,904	3,570	(92)	112,382
Collateralized debt obligations, including trust preferred securities	4,399	-	(2,910)	1,489
Mutual funds	250	2	-	252
Total securities available for sale	$160,313	$6,010	$(3,041)	$163,282

December 31, 2009:
Securities available for sale:
State and municipal	$48,044	$1,878	$(113)	$49,809
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	117,406	2,776	(98)	120,084
Collateralized debt obligations, including trust preferred securities	4,614	-	(2,029)	2,585
Mutual funds	250	-	(5)	245
Total securities available for sale	$170,314	$4,654	$(2,245)	$172,723

Sales of available for sale securities were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In thousands)
Proceeds	$22,396	$20,516	$58,661	$50,917
Gross gains	489	434	1,241	1,207
Gross losses	-	-	-	-

The tax provision applicable to these realized gains amounted to $166,000 and $422,000 for the three and six months ended June 30, 2010, respectively, and $148,000 and $410,000 for the three and six months ended June 30, 2009, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and fair value of the contractual maturities of available for sale securities at June 30, 2010 were as follows.  Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	June 30, 2010
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$49	$49
One to five years	1,477	1,560
Five to ten years	5,959	6,270
Beyond ten years	43,674	42,769
Residential mortgage-backed securities issued by U.S. Government sponsored entities	108,904	112,382
Mutual funds	250	252
Total	$160,313	$163,282

Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2010
State and municipal	$239	$(1)	$741	$(38)	$980	$(39)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	20,234	(92)	-	-	20,234	(92)
Collateralized debt obligations, including trust preferred securities	-	-	1,489	(2,910)	1,489	(2,910)
Total temporarily impaired	$20,473	$(93)	$2,230	$(2,948)	$22,703	$(3,041)

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
December 31, 2009
State and municipal	$3,022	$(49)	$996	$(64)	$4,018	$(113)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	15,858	(98)	-	-	15,858	(98)
Collateralized debt obligations, including trust preferred securities	-	-	2,585	(2,029)	2,585	(2,029)
Mutual funds	-	-	245	(5)	245	(5)
Total temporarily impaired	$18,880	$(147)	$3,826	$(2,098)	$22,706	$(2,245)

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

As of June 30, 2010, the Company’s security portfolio consisted of 192 securities, 13 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s collateralized debt obligations, as discussed below:

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in six pooled trust preferred securities. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities.

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $4.4 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	First Six Months of 2010 OTTI Related to Credit Loss, Pre-Tax

Security 1	B+ (S&P)	$2,000	$2,000	$927	$-	$-

Security 2	Ba3	332	330	175	-	-

Security 3	Ca	49	43	20	5	-

Security 4	Ca	317	282	155	35	-

Security 5	Ca	1,530	872	106	530	107

Security 6	Ca	1,530	872	106	530	107

		$5,758	$4,399	$1,489	$1,100	$214

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default.  We considered all defaults to be immediate.  We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank).  For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%.   After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note.  Our analysis for June 30, 2010 indicated an other-than-temporary impairment charge was not necessary, while our March 31, 2010 analysis indicated other-than-temporary impairment on two of these securities.  We noted credit deterioration for the two securities during the first quarter of 2010, including payment deferrals for several of the issuers as well earnings and performance ratios which caused us to lower our estimate of the expected cash flows.  The two securities had OTTI losses of $638,000, of which $214,000 was determined to be the credit component and was recorded as expense and $424,000 was recorded in other comprehensive loss in the first quarter of 2010.  The two securities remained classified as available for sale at June 30, 2010, and together, the six securities subject to FASB ASC 325-40 accounted for the $2.9 million of unrealized loss in the collateralized debt obligations category at June 30, 2010.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Beginning balance	$1,314	$1,100
Other-than-temporary impairment related credit losses	-	214
Ending balance	$1,314	$1,314

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans

Loans at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Commercial	$91,006	$94,168
Mortgage loans on real estate:
Residential	135,796	134,959
Commercial	178,354	193,577
Construction	47,367	51,592
Home equity	52,939	54,434
Loans secured by deposit accounts	1,199	1,003
Consumer	11,237	13,676
Subtotal	517,898	543,419
Less:
Allowance for loan losses	(12,375)	(15,236)
Loans, net	$505,523	$528,183

Activity in the allowance for loan losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$14,517	$8,818	$15,236	$9,478
Charge-offs	(3,519)	(4,839)	(5,486)	(6,647)
Recoveries	187	46	322	130
Provision for loan losses	1,190	14,346	2,303	15,410
Ending balance	$12,375	$18,371	$12,375	$18,371

Information about impaired loans is presented below.

	June 30,	December 31,
	2010	2009
	(In thousands)
Impaired loans, including troubled debt restructurings of $9.5 million and $8.6 million	$26,854	$31,952
Amount of the allowance for loan losses allocated	2,453	3,474
Average impaired loans during the period	25,307	28,415
Interest income recognized and received during impairment	112	346

Nonperforming loans were as follows.

Loans past due over 90 days still on accrual	-	-
Non-accrual loans	15,937	22,653
Troubled debt restructurings	9,512	8,562

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified loans. The Company had $242,000 and $576,000 of impaired loans at June 30, 2010 and December 31, 2009 for which a specific reserve had not been recorded. The Company had allocated $642,000 and $323,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2010 and December 31, 2009, respectively. The Company did not have any commitments to originate or modify loans that would be considered troubled debt restructurings as of June 30, 2010.

4.   Deposits

Deposits at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)

Demand (NOW)	$95,964	$83,748
Money market accounts	126,040	119,991
Savings	33,010	31,721
Individual retirement accounts	33,125	32,583
Certificates of deposit, $100,000 and over	85,797	90,380
Other certificates of deposit	129,838	123,753

Total interest bearing deposits	503,774	482,176

Total non-interest bearing deposits	128,106	110,247

Total deposits	$631,880	$592,423

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   Earnings (Loss) Per Common Share

Earnings (loss) per common share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except for share and per share amounts)
Basic:
Net income (loss)	$1,802	$(24,870)	$3,607	$(24,247)
Less: Preferred stock dividend and amortization of discount	(265)	(91)	(533)	(91)
Net income (loss) available to common shareholders	$1,537	$(24,961)	$3,074	$(24,338)
Average shares outstanding	3,282,764	3,254,867	3,279,950	3,250,112
Net income (loss) per common share, basic	$0.47	$(7.67)	$0.94	$(7.49)

Diluted:
Net income (loss) available to common shareholders	$1,537	$(24,961)	$3,074	$(24,338)
Average shares:
Common shares outstanding for basic	3,282,764	3,254,867	3,279,950	3,250,112
Add: Dilutive effect of outstanding warrants	58,526	-	42,717	-
Average shares and dilutive potential common shares	3,341,290	3,254,867	3,322,667	3,250,112
Net income (loss) per common share, diluted	$0.46	$(7.67)	$0.93	$(7.49)

Stock options for 223,900 shares of common stock were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2010 because their effect was antidilutive. This compares to stock options for 252,770 and 262,970 share of common stock that were excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2009, respectively. Warrants for 386,270 shares of common stock were excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2009 due to the net loss for those periods.

Performance units totaling 20,700 and 22,500 were excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2009, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

Deferred stock units totaling 38,000 were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2010, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates. This compares to deferred stock units excluded from the calculation of diluted net loss per common share of 38,000 and 45,000 for the three and six months ended June 30, 2009, respectively.

Restricted share awards of 17,000 and 22,500 common shares were excluded from the calculation of diluted net income (loss) per common share for the three and six months ended June 30, 2010 and 2009, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee. Non-employee directors are eligible to receive only nonqualified stock options. We may grant stock options under the current plan for an additional 195,917 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2010 and December 31, 2009 was $0. There was $0 and $21,000 in total compensation cost related to unvested options not recognized at June 30, 2010 and December 31, 2009, respectively, with a weighted-average period of 0.48 years over which the cost is expected to be recognized as of December 31, 2009. The Company recognized $10,000 and $17,000 in expense for stock options for the three and six months ended June 30, 2010, respectively, and $9,000 and $21,000 in expense during the three and six months ended June 30, 2009, respectively. The Company has options vested and expected to vest of 223,900 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 4.6 years as of June 30, 2010. During the six months ended June 30, 2010, no options were granted or forfeited.

We may grant performance unit awards to employees for up to 275,000 shares of common stock. The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date. We recognized $0 in expense for performance unit awards for the three and six months ended June 30, 2010 and reversed $69,000 and $66,000 of previously recognized expense for the three and six months ended June 30, 2009, respectively. We did not grant performance units during the six months ended June 30, 2010 and no performance units were forfeited in 2010.

For the three and six months ended June 30, 2010, we recognized $26,000 and $53,000 in expense for restricted stock awards, respectively. During the first six months of 2010, there were no restricted stock awards granted or forfeited. For the three and six months ended June 30, 2009, we recognized $32,000 and $53,000 in expense for restricted stock awards, respectively.

For the three and six months ended June 30, 2010, we recognized $13,000 and $25,000 of expense for deferred stock units, respectively. For the three months ended June 30, 2009, we reversed $5,000 of previously recognized expense for deferred stock units while we recognized $0 in expense for the six months ended June 30, 2009. During the first six months of 2010 there were no deferred stock units granted or forfeited.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Unrealized holding gains (losses) on available for sale securities	$1,285	$(694)	$2,039	$(706)
Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	(28)	-	(452)	-
Less reclassification adjustments for other-than-temporary impairment related credit losses	-	-	214	-
Less reclassification adjustments for (gains) losses recognized in income	(489)	(434)	(1,241)	(1,207)
Net unrealized gains (losses) on securities available for sale, net of reclassifications	768	(1,128)	560	(1,913)

Unrealized gain (loss) on pension benefits	(64)	67	(48)	30

Other comprehensive income (loss) before tax effects	704	(1,061)	512	(1,883)
Tax effect	(259)	362	(184)	638

Other comprehensive income (loss)	$445	$(699)	$328	$(1,245)

	Balance at 12/31/09	Current Period Change	Balance at 6/30/10

Unrealized gains (losses) on securities available for sale, net of tax	$1,590	$359	$1,949
Unrealized loss on pension benefits, net of tax	(327)	(31)	(358)

Total	$1,263	$328	$1,591

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Fair Value

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies were historically priced using Level 2 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, these investments are now priced using Level 3 inputs. Prior to 2010, the fair values of our collateralized debt obligations were determined by using pricing information provided by our bond accounting service as determined by Moody’s analysts. Beginning in 2010, the fair values were determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers. We provide our estimate of default for each issuer, which ranges from 100% loss to 0.40% loss at June 30, 2010, to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions. To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates ranging from 8.88% to 26.43% (18.80% weighted average rate) depending on the security. The discount rates were determined utilizing a risk free rate of three month Libor plus 300 bps (3.53% at 6/30/10), which includes a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure. Management believes the new method results in a more accurate estimate of the fair value of our collateralized debt obligations.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2010):
Available for sale securities:
State and municipal	$49,159	$—	$49,159	$—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	112,382	—	112,382	—
Collateralized debt obligations, including trust preferred securities	1,489	—	—	1,489
Mutual Funds	252	—	252	—

Total available for sale securities	$163,282	$—	$161,793	$1,489

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets (December 31, 2009):
Available for sale securities:
State and municipal	$49,809	$—	$49,809	$—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	120,084	—	120,084	—
Collateralized debt obligations, including trust preferred securities	2,585	—	—	2,585
Mutual Funds	245	—	245	—

Total available for sale securities	$172,723	$—	$170,138	$2,585

The rollforward of activity for the Company’s significant unobservable inputs (Level 3) is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2010 (in thousands)
Balance, beginning of period	$1,437	$2,585
Other-than-temporary impairment recognized in earnings	-	(214)
Net unrealized gain (loss) included in other comprehensive income	52	(882)
Balance, end of period	$1,489	$1,489

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2010):
Impaired loans	$15,289	$—	$—	$15,289

Assets (December 31, 2009):
Impaired loans	$17,931	$—	$—	$17,931
Acquired intangible assets	1,352	—	—	1,352
Foreclosed and repossessed assets	5,190	—	—	5,190

The Company measures loans for impairment using the fair value of the collateral for collateral-dependent loans. The Company’s impaired loans totaled $26.9 million as of June 30, 2010, which included collateral-dependent loans with a carrying value of $17.1 million. As of June 30, 2010, the Company’s collateral dependent loans had a valuation allowance of $1.8 million, resulting in a provision for loan losses of $637,000 and $1.3 million for the three and six months ended June 30, 2010, respectively. The Company recognized provision for loan losses of $4.3 million and $5.0 million for the three and six months ended June 30, 2009, respectively, for collateral dependent loans.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter. During the three and six months ended June 30, 2010 and 2009, the Company did not recognize charges to write down foreclosed and repossessed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at June 30, 2010 and December 31, 2009 were as follows.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$22,939	$22,939	$24,474	$24,474
Interest-bearing deposits in other financial institutions	73,376	73,376	29,941	29,941
Loans held for sale	271	274	979	989
Loans, net of allowance for loan losses and impaired loans	486,093	497,942	496,231	527,279
Accrued interest receivable	3,191	3,191	3,216	3,216
Federal Home Loan Bank and Federal Reserve Stock	7,576	n/a	7,670	n/a

Financial liabilities
Deposits	631,880	615,690	592,423	571,863
Other borrowings	53,483	49,365	76,996	77,830
Federal Home Loan Bank Advances	57,997	59,160	68,482	69,581
Subordinated debentures	17,000	9,534	17,000	9,973
Accrued interest payable	641	641	818	818

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

See “Management’s Discussion and Analysis” for YCB and SCSB’s regulatory capital ratios as of June 30, 2010.

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

Financial Condition

Total assets increased to $827.7 million as of June 30, 2010 from $819.2 million at December 31, 2009 due mostly to an increase in interest-bearing deposits in other financial institutions of $43.4 million, offset by decreases in net loans of $22.7 million and securities available for sale of $9.4 million.  Total deposits increased by $39.5 million to $631.9 million at June 30, 2010 from $592.4 million at December 31, 2009 as both interest and non-interest bearing deposits increased over the six month period.  Other borrowings and FHLB advances decreased by $23.5 million and $10.5 million to $53.5 million and $58.0 million, respectively, as of June 30, 2010.

Net loans decreased to $505.5 million as of June 30, 2010 from $528.2 million as of December 31, 2009 as most loan categories experienced a decline over the period, the most significant of which was a decline in commercial real estate loans of $15.2 million.  The decrease in net loans is primarily due to soft demand in the Company’s market area from qualified borrowers as new loan originations have not offset repayments.  Additionally, the Company continues to experience an elevated level of charge-offs from historical averages and an increase in foreclosure of collateral securing its loans which has contributed to the decline in net loans (see the “Allowance and Provision for Loan Losses” section of management’s discussion and analysis for further information on charge-off activity and credit quality).

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Securities available for sale decreased from December 31, 2009 to $163.3 million as of June 30, 2010 primarily due to sales of $58.7 million and maturities, prepayments and calls of $10.4 million, offset primarily by purchases of $58.2 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Net Income.  Net income available to common shareholders was $1.5 million for the three months ended June 30, 2010 compared to a net loss of $(25.0) million for the equivalent period in 2009.  Basic and diluted earnings per common share increased to $0.47 and $0.46 per common share, respectively, for the second quarter of 2010 from basic and diluted loss per common share of $(7.67) for 2009.  The increase in earnings from the second quarter of 2009 was due to an increase in net interest income of $1.6 million and reductions in provision for loan losses of $13.2 million and non-interest expense of $17.8 million, most of which was related to a goodwill and other intangible asset impairment charge of $16.2 million recorded in the second quarter of 2009 that was note repeated in 2010.  The annualized return on average assets and average shareholders’ equity were 0.76% and 9.81% for the three months ended June 30, 2010, respectively.

Net income available to common shareholders for the six month period ended June 30, 2010 was $3.1 million as compared to a net loss available to common shareholders of $(24.3) million for 2009.  Basic and diluted income per common share were $0.94 and $0.93, respectively, for the first six months of 2010 compared to basic and diluted loss per common share of $(7.49) for the same period in 2009.  The improvement was attributable to the same factors described in the quarterly earnings information above.

Net interest income.  Net interest income for the three months ended June 30, 2010 increased by $1.6 million, or 29.23%, to $7.0 million from $5.4 million for the second quarter of 2009.  The Company’s net interest margin on a taxable equivalent basis increased to 4.02% for second quarter of 2010 as compared to 2.89% in 2009.  The increase in net interest margin for the quarter was due to a significant reduction in the cost of interest bearing liabilities from 2.42% to 1.36% as the Company was able to decrease the costs of its FHLB advances through pre-payments of callable advances which lowered the average cost from 5.08% on an average balance of $90.0 million for the three month period ended June 30, 2009 to 2.66% on an average balance of $54.3 million.  Beginning in 2009 and continuing into the first quarter of 2010, the Company prepaid $67.0 million of FHLB advances that had a weighted average cost of 6.03% which was significantly higher than alternative funding sources.  Also, contributing to the reduction in the cost of interest bearing was a decrease in the cost of time deposits to 1.80% for the quarter ended June 30, 2010 from 3.11% from 2009 as the Company has been able to reprice its maturing deposits at lower rates and has reduced its offering rates for new depositors due to level of on balance sheet liquidity.  Further contributing to the increase in the net interest margin was the Company’s continued growth of non-interest bearing deposits which averaged $131.9 million for the three months ended June 30, 2010 as compared to $109.5 million for the second quarter of 2009.  Net interest margin was tempered by a high average of interest-bearing deposits in other financial institutions of $42.1 million which had a yield of 0.19%.  Management is continually evaluating investing excess liquidity in higher yielding assets while appropriately considering the liquidity needs for day-to-day operations.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income for the first six months of 2010 increased to $14.2 million from $11.3 million for 2009 while the net interest margin on a taxable equivalent basis increased to 4.13% from 2.99% over the respective periods.  As previously noted, the Company’s net interest margin was significantly impacted in 2009 by the high cost of putable FHLB advances which were prepaid over the course of 2009 and the first quarter of 2010.  Also, contributing to the increase in the net interest margin was an increase in the yield on loans to 5.81%.  Beginning in 2009, management began to emphasize adding appropriate rate floors on the Company’s adjustable rate loans upon maturity which has had a positive impact on the margin.  Also, enhanced analysis of new customer and existing customer relationships and continued focus on obtaining non-interest bearing deposits has also contributed to the increase in net interest income.

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

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$42,115	$19	0.19%	$51,241	$32	0.25%
Taxable securities	107,239	973	3.65	86,571	1,044	4.85
Tax-exempt securities	46,217	777	6.76	27,102	460	6.83
Total loans and fees (1) (2)	526,107	7,547	5.77	602,356	8,067	5.39
FHLB and Federal Reserve stock	7,572	41	2.20	8,472	17	0.85
Total earning assets	729,250	9,357	5.16	775,742	9,620	4.99

Less: Allowance for loan losses	(14,639)			(8,995)
Non-earning assets:
Cash and due from banks	36,557			27,433
Bank premises and equipment, net	14,215			14,919
Other assets	49,420			44,005

Total assets	$814,803			$853,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$239,879	$301	0.50%	$214,076	$345	0.65%
Time deposits	248,390	1,111	1.80	283,348	2,194	3.11
Other borrowings	53,006	204	1.54	64,807	219	1.36
FHLB advances	54,264	359	2.66	89,967	1,136	5.08
Subordinated debentures	17,000	102	2.41	17,000	140	3.32
Total interest-bearing liabilities	612,539	2,077	1.36	669,198	4,034	2.42

Non-interest bearing liabilities:
Non-interest demand deposits	131,868			109,532
Accrued interest payable and other liabilities	7,401			4,761
Stockholders’ equity	62,995			69,613

Total liabilities and stockholders’ equity	$814,803			$853,104

Net interest income (taxable equivalent basis)		$7,280			$5,586
Less: taxable equivalent adjustment		(264)			(157)
Net interest income		$7,016			$5,429
Net interest spread			3.80%			2.57%
Net interest margin			4.02			2.89

(1)	The amount of direct loan origination cost included in interest on loans was $147 and $233 for the three months ended June 30, 2010 and 2009.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$28,902	$24	0.17%	$38,847	$98	0.51%
Taxable securities	107,361	2,032	3.83	92,946	2,292	4.99
Tax-exempt securities	46,445	1,558	6.78	23,868	790	6.69
Total loans and fees (1) (2)	531,516	15,274	5.81	615,087	16,680	5.48
FHLB and Federal Reserve stock	7,585	86	2.30	8,472	176	4.21
Total earning assets	721,809	18,974	5.32	779,220	20,036	5.20

Less: Allowance for loan losses	(14,814)			(9,190)
Non-earning assets:
Cash and due from banks	35,450			26,809
Bank premises and equipment, net	14,298			14,994
Other assets	46,611			43,865

Total assets	$803,354			$855,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$234,918	$560	0.48%	$211,817	$684	0.65%
Time deposits	245,306	2,298	1.89	284,184	4,551	3.24
Other borrowings	56,720	412	1.47	65,261	444	1.38
FHLB advances	53,494	771	2.92	99,157	2,512	5.12
Subordinated debentures	17,000	202	2.40	17,000	307	3.65
Total interest-bearing liabilities	607,438	4,243	1.41	677,419	8,498	2.54

Non-interest bearing liabilities:
Non-interest demand deposits	128,179			107,084
Accrued interest payable and other liabilities	5,823			4,728
Stockholders’ equity	61,914			66,467

Total liabilities and stockholders’ equity	$803,354			$855,698

Net interest income (taxable equivalent basis)		$14,731			$11,538
Less: taxable equivalent adjustment		(530)			(269)
Net interest income		$14,201			$11,269
Net interest spread			3.91%			2.66%
Net interest margin			4.13			2.99

(1)	The amount of direct loan origination cost included in interest on loans was $314 and $395 for the six months ended June 30, 2010 and 2009.

(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

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

	Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009 Increase/(Decrease) Due to			Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits with banks	$(13)	$(5)	$(8)	$(74)	$(20)	$(54)
Taxable securities	(71)	219	(290)	(260)	322	(582)
Tax-exempt securities	317	321	(4)	768	757	11
Total loans and fees	(520)	(1,068)	548	(1,406)	(2,360)	954
FHLB and Federal Reserve stock	24	(2)	26	(90)	(17)	(73)
Total increase (decrease) in interest income	(263)	(535)	272	(1,062)	(1,318)	256

Interest expense:
Savings and other	(44)	38	(82)	(124)	69	(193)
Time Deposits	(1,083)	(245)	(838)	(2,253)	(559)	(1,694)
Other borrowings	(15)	(43)	28	(32)	(61)	29
FHLB advances	(777)	(353)	(424)	(1,741)	(899)	(842)
Subordinated debentures	(38)	-	(38)	(105)	-	(105)
Total increase (decrease) in interest expense	(1,957)	(603)	(1,354)	(4,255)	(1,450)	(2,805)
Increase (decrease) in net interest income	$1,694	$68	$1,626	$3,193	$132	$3,061

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

Summary of Loan Loss Experience:

	Three Months Ended June 30,		Six Months Ended June 30,
Activity for the period ended:	2010	2009	2010	2009
	(In thousands)
Beginning balance	$14,517	$8,818	$15,236	$9,478
Charge-offs:
Residential real estate	(124)	(60)	(543)	(148)
Commercial real estate	(767)	(50)	(1,527)	(50)
Construction	(1,884)	(4,153)	(2,312)	(5,159)
Commercial business	(541)	(165)	(575)	(438)
Home equity	(109)	(266)	(346)	(545)
Consumer	(94)	(145)	(183)	(307)
Total	(3,519)	(4,839)	(5,486)	(6,647)

Recoveries:
Residential real estate	3	2	4	31
Commercial real estate	76	2	78	12
Construction	4	—	22	—
Commercial business	40	17	130	28
Home equity	43	2	43	3
Consumer	21	23	45	56
Total	187	46	322	130
Net loan charge-offs	(3,332)	(4,793)	(5,164)	(6,517)
Provision for loan losses	1,190	14,346	2,303	15,410

Ending balance	$12,375	$18,371	$12,375	$18,371

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Provision for loan losses decreased to $1.2 million and $2.3 million for the three and six months ended June 30, 2010, respectively, from $14.3 million and $15.4 million for the equivalent periods in 2009.  Net charge-offs also decreased to $3.3 million and $5.2 million for the three and six months ended June 30, 2010, respectively, from $4.8 million and $6.5 million for the same periods in 2009.  Non-performing loans were $25.4 million at June 30, 2010, down from $31.2 million at December 31, 2009 due primarily to net-charge offs previously mentioned and the transfer of loans to foreclosed and repossessed assets.  The Company’s allowance to total loans as of June 30, 2010 decreased to 2.39% at June 30, 2010 from 2.80% at December 31, 2009.  The decrease in the allowance was due to the charge-off of credits during 2010 that had been fully provided for in previous periods.  The provision for loan losses for both the three and six months in 2010 was due to continued elevated non-performing loans.  While the Company has been able to reduce its non-performing loans through the first six months of 2010, there continues to be exhibited signs of weakness in Company’s classified credits which totaled $65.2 million at June 30, 2010 compared to $72.0 million at December 31, 2009.  Despite the decrease in total classified credits, there has been an increase in the volume of credits classified as “doubtful”, which are the credits that most likely to be charged-off and are typically on non-accrual to $16.1 million as of June 30, 2010 from $11.0 million at December 31, 2009.  The Company’s provision for loan losses for the three and six month periods in 2010 has generally been due to the migration of certain classified credits to doubtful as the risk of loss has increased.  While management has observed a general slowing in the identification of new classified credits in 2010, there continues to be elevated risk in the loan portfolio, specifically the commercial and commercial real estate portfolios as the continued softness in the local economy presents a challenge to the Company’s customers.

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of June 30, 2010, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

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

	June 30, 2010	December 31, 2009
	(In thousands)

Loans on non-accrual status	$15,937	$22,653
Loans past due over 90 days still on accrual	-	-
Troubled debt restructurings	9,512	8,562
Foreclosed and repossessed assets	4,843	5,190
Total non-performing assets	$30,292	$36,405

Non-performing loans to total loans	4.91%	5.74%
Non-performing assets to total loans	5.85	6.70
Allowance as a percent of non-performing loans	48.63	48.81
Allowance as a percent of total loans	2.39	2.80

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income.  Non-interest income decreased to $2.0 million for the three months ended June 30, 2010 from $2.1 million for the same period in 2009.  The decrease was due to a gain of $197,000 realized on the sale of $14.5 million in fixed rate 1-4 family real estate loans the Company in the second quarter of 2009 that was not repeated in 2010.  The reduction in non-interest income from the aforementioned gain in the second quarter of 2009 was partially offset by an increase in the gains realized on the sale of available for sale securities of $55,000 to $489,000 in the second quarter of 2010.  Management continues to evaluate the Company’s investment portfolio for opportunities to increase the yield by reinvesting sales proceeds in securities that meet the Company’s liquidity and yield specifications.

Non-interest income for the six month period ended June 30, 2010 decreased to $3.9 from $4.3 million in 2009.  The decrease was primarily due to an other-than-temporary impairment (“OTTI”) charge of $214,000 in the first quarter of 2010 on two of the Company’s collateralized debt obligation investments (see Footnote 2 to the Company’s consolidated financial statements for further information on the OTTI charge).  Also, the gain on sale of certain fixed rate 1-4 family loans previously discussed in the results for the quarter contributed to the decline in 2010.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest expense.  Non-interest expense decreased significantly to $5.5 million for the three months ended June 30, 2010 from $23.3 million for the equivalent period in 2009 due primarily to decreases in salaries and employee benefits, occupancy expense, legal and professional fees, FDIC assessments, goodwill and other intangible asset impairment, FHLB prepayment penalties, net foreclosed asset expense, and other expenses.  Salaries and employee benefits decreased to $2.6 million for the second quarter of 2010 compared to $2.9 million in 2009 due to a decline in Company’s number of full time equivalent employees to 204 from 233 for the respective periods.  The expense per FTE increased to $12,936 for the second quarter of 2010 from $12,232 in 2009 as the reduction in FTE’s was mostly in lower-earning positions.  Occupancy expense declined to $528,000 for the quarter compared to $636,000 in 2009 due to the closure of a YCB branch location in the third quarter of 2009 and reductions in utilities expenses and accrued property taxes.  Legal and professional fees were $330,000 for the three month period ended June 30, 2010, down from $486,000 in the previous period as legal fees incurred for non-loan collection related matters decreased.  In 2009, the Company incurred legal fees related to employment and other corporate matters that were not repeated in 2010.  FDIC assessments were $363,000 for the second quarter of 2010 compared to $723,000 in 2009, a decline of 49.8%.  The decrease was attributable to a special assessment the FDIC levied in the second quarter of 2009 to all insured institutions.  The Company accrued $372,000 for the assessment as of June 30, 2009 which was paid in the third quarter.  In the second quarter of 2009, the Company recorded a goodwill and other intangible asset impairment charge of $16.2 million which was not repeated in 2010.  After the charge, the Company did not have any recorded goodwill and has $1.2 million of remaining unamortized intangible assets subject to impairment analysis (see the Company’s 10-Q for the second quarter of 2009 or the 10-K for 2009 for further discussion of the charge).  The Company incurred prepayment penalties in the second quarter of 2009 of $251,000 compared to $0 for the same period in 2010.  Beginning in 2009 and continuing to the first quarter of 2010, the Company prepaid a total of $67.0 million of putable FHLB advances with a weighted-average cost of 6.03%.  Management has estimated the costs associated with prepaying these advances were fully offset by improvements in the Company’s net interest margin over the period from the prepayment to the scheduled maturity.  As of June 30, 2010, the Company has repaid all the high cost advances outstanding and does not anticipate incurring further prepayment penalties in 2010.  Net expense for foreclosed assets declined to $60,000 for the second quarter of 2010 compared to $351,000 in 2009 as the Company recognized net gains on sales of foreclosed assets during the quarter of $116,000 compared to net losses of $(119,000) in 2009.  Other expenses decreased by $189,000 from 2009 to $504,000 in the second quarter 2010 due to decreases in postage expense and amortization of intangible assets.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest expense for the six months ended June 30, 2010 decreased to $11.2 million from $29.6 million for the same period in 2009.  Equipment expense decreased to $617,000 for the first six months of 2010 from $742,000 for 2009 due to reductions in depreciation expense and expenditures on furniture and fixtures, including maintenance.  Marketing and advertising expense was $167,000 for the first six months of 2010 as compared to $299,000 in 2009 due to cost reduction efforts implemented in the third quarter of 2009.  Net foreclosed assets expense decreased to $153,000 for the first six months of 2010 from $544,000 in 2009 due to net gains on sales of foreclosed real estate recognized in 2010 of $147,000 compared to a net losses of $(129,000) in 2009.  Decreases in salaries and employee benefits, occupancy expense, legal and professional service fees, FDIC insurance premiums, goodwill and other intangible asset impairment, and other expenses for the six months ended June 30, 2010 compared to 2009 were all for substantially the same reasons described in the discussion of changes for the second quarter of 2010.

Income tax expense.  Income tax expense was $491,000 for the three month period ended June 30, 2010 as compared to an income tax benefit of $(5.2) million for the equivalent period in 2009.  The effective tax rate for the quarter ended June 30, 2010 was 21.4% as compared to (17.4)% in 2009.  The change in effective tax rates and income tax provision between the two periods was due to the significant net loss before income taxes incurred in the second quarter of 2009 of $(30.1) million as compared to income before tax of $2.3 million in 2010.

Income tax expense for the six months ended June 30, 2010 was $992,000 with an effective tax rate of 21.6% compared to an income tax benefit of $(5.2) million with an effective tax rate of (17.6)% in 2009.  The change in income tax expense and effective tax rate was the same as discussed in the income tax expense for the three month periods above.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2010, we had cash and interest-bearing deposits with banks of $96.3 million and securities available-for-sale with a fair value of $163.3 million.  If we require funds beyond the funds we are able to generate internally, we have $85.7 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $33.0 million.  Currently, the Company does not have the ability to declare and pay dividends without prior regulatory approval due to significant net losses at its subsidiaries in 2009.  The holding company had $5.0 million in a correspondent account as of June 30, 2010.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of June 30, 2010, Your Community Bank and Scott County State Bank were each well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

June 30, 2010:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	14.3%	13.1%	9.2%
Your Community Bank	14.3%	13.0%	9.6%
Scott County State Bank	15.3%	14.1%	9.2%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2009:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	13.1%	11.9%	8.6%
Your Community Bank	12.7%	11.4%	8.6%
Scott County State Bank	14.6%	13.4%	8.7%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

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

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 577,585 shares at an aggregate cost of $10.0 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through June 30, 2010, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan.  As a condition for participating in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Company is prohibited from repurchasing our common stock.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at June 30, 2010 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2009 and June 30, 2010 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of June 30, 2010 our net interest income would decrease by an estimated 3.7%, or $1.1 million, over the one year forecast horizon.  As of December 31, 2009, in the Up 200 Scenario we estimated that net interest income would decrease 6.3%, or $1.9 million, over a one year forecast horizon ending December 31, 2010.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2010 and December 31, 2009, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2010 and ending on June 30, 2011:

	Interest Rate Sensitivity as of June 30, 2010
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$29,791	$30,747
Investments	6,572	6,782
FHLB and FRB stock	23	23
Interest-bearing bank deposits	11	106
Federal funds sold	71	472
Total interest Income	36,468	38,130

Projected interest expense:
Deposits	5,184	7,274
Federal funds purchased, line of credit and repurchase agreements	699	1,119
FHLB advances	1,239	1,314
Subordinated debentures	462	592
Total interest expense	7,584	10,299
Net interest income	$28,884	$27,831

Change from base		(1,053)
Percent change from base		(3.65)%

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

Item 1A.  Risk Factors

Except as noted below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2009.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2009, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the promulgation of regulations thereunder could significantly increase our compliance and operating costs or otherwise have a material and adverse effect on the Company’s financial position, results of operations, or cash flows.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation. This legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies, including the elimination of the ability to treat trust preferred securities as Tier 1 capital; (v) the termination of investments by the Treasury under the Troubled Assets Relief Program (TARP); (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts, and (xi) changes in the calculation of FDIC deposit insurance assessments and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

PART II

OTHER INFORMATION

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (less than $15 billion with respect to trust preferred securities) are exempt from certain provisions of the legislation. Management cannot predict how this new legislation may be interpreted and enforced nor how implementing regulations and supervisory policies may affect the Company. There can be no assurance that these or future reforms will not significantly increase the Company’s compliance or operating costs or otherwise have a material and adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the six months ended June 30, 2010.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of June 30, 2010, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan. As a condition for participating in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Company is prohibited from repurchasing our common stock.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: August 16, 2010	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2010	BY:	/s/ Paul. A. Chrisco
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