Form 10-Q
period 2010-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2010-11-15
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-25766

Community Bank Shares of Indiana, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1938254
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification Number)

101 W. Spring Street, New Albany, Indiana	47150
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   812-944-2224

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

Large Accelerated Filer☐ Accelerated Filer☐   Non- Accelerated Filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,291,586 shares of common stock were outstanding as of November 12, 2010.

COMMUNITY BANK SHARES OF INDIANA, INC.

INDEX

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$29,546	$24,474
Interest-bearing deposits in other financial institutions	44,917	29,941
Securities available for sale	194,648	172,723
Loans held for sale	1,353	979
Loans, net of allowance for loan losses of $12,698 and $15,236	503,025	528,183
Federal Home Loan Bank and Federal Reserve stock	7,576	7,670
Accrued interest receivable	3,097	3,216
Premises and equipment, net	13,837	14,388
Company owned life insurance	19,029	18,490
Other intangible assets	1,168	1,352
Foreclosed and repossessed assets	3,565	5,190
Prepaid FDIC insurance premium	3,899	4,898
Other assets	6,851	7,655
Total Assets	$832,511	$819,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$138,463	$110,247
Interest-bearing	480,666	482,176
Total deposits	619,129	592,423
Other borrowings	49,971	76,996
Federal Home Loan Bank advances	55,000	68,482
Subordinated debentures	17,000	17,000
Accrued interest payable	630	818
Settlement liability for security purchases	20,460	—
Other liabilities	4,785	3,490
Total liabilities	766,975	759,209

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Preferred stock, series A, without par value; 19,500 shares authorized; 19,468 issued and outstanding; liquidation preference of $19,468	19,100	19,034
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,291,745 and 3,274,697 outstanding in 2010 and 2009, respectively	386	386
Additional paid-in capital	45,540	45,550
Retained earnings	7,391	3,891
Accumulated other comprehensive income	2,998	1,263
Treasury stock, at cost (2010- 572,192 shares, 2009- 589,245 shares)	(9,879)	(10,174)
Total shareholders’ equity	65,536	59,950
Total Liabilities and Shareholders’ Equity	$832,511	$819,159

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$7,263	$8,162	$22,537	$24,842
Taxable securities	972	1,111	3,004	3,403
Tax-exempt securities	516	477	1,544	998
Federal Home Loan Bank and Federal Reserve dividends	33	46	119	222
Interest-bearing deposits in other financial institutions	17	21	41	119
Interest and dividend income	8,801	9,817	27,245	29,584

Interest expense
Deposits	1,331	2,370	4,189	7,605
Other borrowings	212	227	624	671
Federal Home Loan Bank advances	352	1,012	1,123	3,524
Subordinated debentures	113	116	315	423
Interest expense	2,008	3,725	6,251	12,223
Net interest income	6,793	6,092	20,994	17,361

Provision for loan losses	605	30	2,908	15,440

Net interest income (expense) after provision for loan losses	____ 6,188	____ 6,062	____ 18,086	____ 1,921

Non-interest income
Service charges on deposit accounts	906	949	2,563	2,559
Commission income	33	8	92	48
Net gain on sales of available for sale securities	197	83	1,438	1,290
Mortgage banking income	59	56	206	244
Gain on sale of loans	-	-	-	197
Earnings on company owned life insurance	182	187	540	558
Interchange income	226	209	675	627
Other-than-temporary impairment loss
Total impairment loss	(146)	(1,906)	(784)	(1,906)
Loss recognized in other comprehensive income (loss)	-	806	424	806
Net impairment loss recognized in earnings	(146)	(1,100)	(360)	(1,100)
Other income	113	86	348	341
Non-interest income	1,570	478	5,502	4,764

Non-interest expense
Salaries and employee benefits	2,627	2,584	7,863	8,653
Occupancy	520	576	1,547	1,835
Equipment	299	360	916	1,102
Data processing	617	656	1,893	1,862
Marketing and advertising	100	96	267	395
Legal and professional service fees	375	353	1,034	1,160
FDIC insurance premiums	391	310	1,118	1,321
Goodwill and other intangible asset impairment	-	-	-	16,154
Prepayment penalties on extinguishment of debt	-	28	335	279
Foreclosed assets, net	174	(14)	327	530
Other expense	545	552	1,579	1,777
Total non-interest expense	5,648	5,501	16,879	35,068
Income (loss) before income taxes	2,110	1,039	6,709	(28,383)

Income tax expense (benefit)	433	82	1,425	(5,093)

Net income (loss)	1,677	957	5,284	(23,290)

Preferred stock dividends and discount accretion	(266)	(265)	(799)	(356)

Net income (loss) available(attributable) to common shareholders	$1,411	$692	$4,485	$(23,646)

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Earnings (Loss) per common share:
Basic	$0.43	$0.21	$1.37	$(7.27)
Diluted	$0.42	$0.21	$1.35	$(7.27)

Dividends per common share	$0.10	$0.10	$0.30	$0.45

Comprehensive income (loss)	$3,084	$4,676	$7,019	$(20,816)

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	$19,034	$386	$45,550	$3,891	$1,263	$(10,174)	$59,950
Comprehensive income:
Net income	—	—	—	5,284	—	—	5,284
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effects	—	—	—	—	(210)	—	(210)
Change in unrealized gain (gains) losses on securities available for sale, net of reclassifications and tax effects	—	—	—	—	1,943	—	1,943
Unrealized gain on pension benefits, net of tax effects	—	—	—	—	2	—	2
Total comprehensive income	—	—	—	5,284	1,735	—	7,019
Cash dividends declared on common stock ($0.30 per share)	—	—	—	(985)	—	—	(985)
Dividends on preferred stock	—	—	—	(733)	—	—	(733)
Issuance of treasury stock under dividend reinvestment plan	—	—	(144)	—	—	295	151
Amortization of preferred stock discount	66			(66)	—	—	—
Stock award expense	—	—	134	—	—	—	134
Balance, September 30, 2010	$19,100	$386	$45,540	$7,391	$2,998	$(9,879)	$65,536

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NineMonths Ended September 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,284	$(23,290)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	2,908	15,440
Depreciation and amortization	1,164	1,356
Net amortization of securities	540	73
Net gain on sales of available for sale securities	(1,438)	(1,290)
Other-than-temporary impairment loss	360	1,100
Debt prepayment penalties	335	279
Mortgage loans originated for sale	(11,831)	(15,273)
Proceeds from mortgage loan sales	11,654	14,977
Net gain on sales of mortgage loans	(197)	(225)
Earnings on company owned life insurance	(540)	(558)
Gain on sale of loans	-	(197)
Goodwill and other intangible asset impairment	-	16,154
Sharedbased compensation expense	134	46
Net loss (gain) on disposition of foreclosed and repossessed assets	(104)	168
Net gain on disposition of premises and equipment	-	(5)
Net change in:
Accrued interest receivable	119	(65)
Accrued interest payable	(188)	(368)
Other assets	1,803	(7,324)
Other liabilities	323	1,835
Net cash from operating activities	10,326	2,833
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	(14,976)	(1,064)
Available for sale securities:
Sales	83,753	71,977
Purchases	(98,510)	(136,919)
Maturities, prepayments and calls	16,457	16,640
Loan originations and payments, net	22,743	47,497
Proceeds from the sale of foreclosed and repossessed assets	1,346	1,227
Purchases of premises and equipment	(442)	(600)
Proceeds from the sale of premises and equipment	-	8
Proceeds from sale of loans held for investment	-	14,739
Purchase of Federal Reserve and FHLB stock	(10)	-
Proceeds from redemption of Federal Reserve and FHLB stock	104	-
Net cash from investing activities	10,465	13,505
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	26,706	15,564
Net change in other borrowings	(27,025)	(25,741)
Proceeds from Federal Home Loan Bank advances	45,000	-
Repayment of Federal Home Loan Bank advances	(58,835)	(32,279)
Proceeds from issuance of preferred stock and warrants	-	19,468
Cash dividends paid on preferred shares	(731)	(206)
Cash dividends paid on common shares	(834)	(1,250)
Net cash from financing activities	(15,719)	(24,444)
Net change in cash and due from financial institutions	5,072	(8,106)
Cash and due from financial institutions at beginning of period	24,474	19,724
Cash and due from financial institutions at end of period	$29,546	$11,618

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NineMonths Ended September 30,
	2010	2009
	(In thousands)
Supplemental cash flow information:
Interest paid	$6,439	$12,591
Income taxes paid, net of refunds	$715	$-

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	$3,819	$5,045
Issuance of treasury shares under dividend reinvestment plan	$151	$213
Sale and financing of foreclosed and repossessed assets	$4,281	$202
Security transactions in suspense, net (payable) receivable	$(20,460)	$-

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (“we,” “our” or “us”) is a bank holding company headquartered in New Albany, Indiana. Our wholly-owned banking subsidiaries areYour Community Bank (“Your Community Bank” or “YCB”), andThe Scott County State Bank (“Scott County State Bank”).  YCB and SCSB (YCB and SCSB are at times collectively referred to herein as the “Banks”) are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions.  Your Community Bank is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Department of Financial Institutions.Scott County State Bank is also regulated by the Federal Reserve.

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2010, the results of operations for the three and ninemonths ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive losswere as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2010:
Securities available for sale:
State and municipal	$47,018	$4,310	$(38)	$51,290
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	138,091	3,560	(66)	141,585
Collateralized debt obligations, including trust preferred securities	4,253	-	(2,734)	1,519
Mutual funds	250	4	-	254
Total securities available for sale	$189,612	$7,874	$(2,838)	$194,648

December 31, 2009:
Securities available for sale:
State and municipal	$48,044	$1,878	$(113)	$49,809
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	117,406	2,776	(98)	120,084
Collateralized debt obligations, including trust preferred securities	4,614	-	(2,029)	2,585
Mutual funds	250	-	(5)	245
Total securities available for sale	$170,314	$4,654	$(2,245)	$172,723

Sales of available for sale securities were as follows:

	Three Months EndedSeptember 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In thousands)
Proceeds	$25,092	$21,060	$83,753	$71,977
Gross gains	206	83	1,447	1,290
Gross losses	(9)	-	(9)	-

The tax provision applicable to these realized net gains amounted to $67,000 and $489,000 for the three and nine months ended September 30, 2010, respectively, and $28,000 and $439,000 for the three and nine months ended September 30, 2009,respectively.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and fair value of the contractual maturities of available for sale securities at September 30, 2010 were as follows.  Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	September 30, 2010
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$19	$19
One to five years	1,449	1,543
Five to ten years	5,970	6,419
Beyond ten years	43,833	44,828
Residential mortgage-backed securities issued by U.S. Government sponsored entities	138,091	141,585
Mutual funds	250	254
Total	$189,612	$194,648

Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
September 30, 2010
State and municipal	$779	$(20)	$506	$(18)	$1,285	$(38)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	4,720	(66)	-	-	4,720	(66)
Collateralized debt obligations, including trust preferred securities	-	-	1,519	(2,734)	1,519	(2,734)
Total temporarily impaired	$5,499	$(86)	$2,025	$(2,752)	$7,524	$(2,838)

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
December 31, 2009
State and municipal	$3,022	$(49)	$996	$(64)	$4,018	$(113)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	15,858	(98)	-	-	15,858	(98)
Collateralized debt obligations, including trust preferred securities	-	-	2,585	(2,029)	2,585	(2,029)
Mutual funds	-	-	245	(5)	245	(5)
Total temporarily impaired	$18,880	$(147)	$3,826	$(2,098)	$22,706	$(2,245)

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

As of September 30, 2010, the Company’s security portfolio consisted of 199 securities, 9 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s collateralized debt obligations, as discussed below:

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in six pooled trust preferred securities. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities.

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $4.3 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	First Nine Months of 2010 OTTI Related to Credit Loss, Pre-Tax
Security 1	B+ (S&P)	$2,000	$2,000	$947	$-	$-
Security 2	Ba3	332	184	184	-	146
Security 3	Ca	49	43	23	5	-
Security 4	Ca	317	282	149	35	-
Security 5	Ca	1,530	872	108	530	107
Security 6	Ca	1,530	872	108	530	107
		$5,758	$4,253	$1,519	$1,100	$360

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default.  We considered all defaults to be immediate.  We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank).  For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%.   After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note.  Our analysis for September 30, 2010 indicated an other-than-temporary impairment charge of $146,000 on one security was necessary.  The security had two remaining issuers at the beginning of the third quarter of 2010, one of which redeemed in full its outstanding note in September while the other issuer announced in early October that it was deferring interest payments.  As a result, the security does not have any remaining performing issuers in the pool.  Management recorded an OTTI charge for the full remaining amortized cost in the security after receipt of the redemption proceeds which were received in October.  As a result, the security had an amortized cost and fair value of $184,000 as of September 30, 2010 which equaled the total proceeds received in October.  As of October 31, 2010, the Company had a fair value and amortized cost for the security of $0.  Thesecurity remained classified as available for sale at September 30, 2010, and together, the six securities subject to FASB ASC 325-40 accounted for the $2.7 million of unrealized loss in the collateralized debt obligations category at September 30, 2010.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2010 (in thousands):
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Beginning balance	$1,314	$1,100
Other-than-temporary impairment related credit losses	146	360
Ending balance	$1,460	$1,460

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.Loans

Loans at September 30, 2010and December 31, 2009 consisted of the following:

	September 30, 2010	December31, 2009
	(In thousands)
Commercial	$92,399	$94,168
Mortgage loans on real estate:
Residential	132,116	134,969
Commercial	173,906	193,577
Construction	51,264	51,592
Home equity	52,464	54,434
Loans secured by deposit accounts	1,208	1,003
Consumer	12,366	13,676
Subtotal	515,723	543,419
Less:
Allowance for loan losses	(12,698)	(15,236)
Loans, net	$503,025	$528,183

Activity in the allowance for loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$12,375	$18,371	$15,236	$9,478
Charge-offs	(386)	(916)	(5,872)	(7,563)
Recoveries	104	38	426	168
Provision for loan losses	605	30	2,908	15,440
Ending balance	$12,698	$17,523	$12,698	$17,523

Information about impaired loansis presented below.

	September 30,	December 31,
	2010	2009
	(In thousands)
Impaired loans, including troubled debt restructurings of $9.6 million and $8.6 million	$25,719	$31,952
Amount of the allowance for loan losses allocated	3,394	3,474
Average impaired loans during the period	25,444	28,415
Interest income recognized and received during impairment	204	346

Nonperforming loans were as follows.

Loans past due over 90 days still on accrual	-	-
Non-accrual loans	15,343	22,653
Troubled debt restructurings	9,584	8,562

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified loans.  The Company had $360,000 and $576,000 of impaired loans at September 30, 2010 and December 31, 2009 for which a specific reserve had not been recorded.  The Company had allocated $467,000 and $323,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2010 and December 31, 2009, respectively.  The Company did not have any commitments to originate or modify loans that would be considered troubled debt restructurings as of September 30, 2010.

4.Deposits

Deposits at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	(In thousands)

Demand (NOW)	$78,700	$83,748
Money market accounts	128,619	119,991
Savings	33,974	31,721
Individual retirement accounts	32,863	32,583
Certificates of deposit, $100,000 and over	81,764	90,380
Other certificates of deposit	124,746	123,753

Total interest bearing deposits	480,666	482,176

Total non-interest bearing deposits	138,463	110,247

Total deposits	$619,129	$592,423

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.Earnings (Loss) Per Common Share

Earnings (loss) per common share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except for share and per share amounts)
Basic:
Net income (loss)	$1,677	$957	$5,284	$(23,290)
Less: Preferred stock dividend and amortization of discount	(266)	(265)	(799)	(356)
Net income (loss) available (attributable) to common shareholders	$1,411	$692	$4,485	$(23,646)
Average shares outstanding	3,288,116	3,258,483	3,282,703	3,254,139
Net income (loss) per common share, basic	$0.43	$0.21	$1.37	$(7.27)

Diluted:
Net income (loss) available (attributable) to common shareholders	$1,411	$692	$4,485	$(23,646)
Average shares:
Common shares outstanding for basic	3,288,116	3,258,483	3,282,703	3,254,139
Add: Dilutive effect of outstanding warrants	55,556	20,330	47,500	-
Average shares and dilutive potential common shares	3,343,672	3,278,813	3,330,203	3,254,139
Net income (loss) per common share, diluted	$0.42	$0.21	$1.35	$(7.27)

Stock options for 223,900 shares of common stock were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2010 because their effect was antidilutive.  This compares to stock options for 243,620 and 262,970 share of common stock that were excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2009, respectively. Warrants for 386,270 shares of common stock were excluded from the calculation of diluted net loss per common share for thenine months ended September 30, 2009 due to the net loss for that period.

Performance units totaling 20,700 were excluded from the calculation of diluted net income (loss) per common share for the three and nine months ended September 30, 2009, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

Deferred stock units totaling 38,000 were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2010, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.  This compares to deferred stock units excluded from the calculation of diluted net income (loss) per common share of 45,000 for the three and nine months ended September 30, 2009, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted share awards of 17,000 common shares were excluded from the calculation of diluted net income (loss) per common share for the three and nine months ended September 30, 2010 and 2009, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

6.Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 197,417 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2010 and December 31, 2009 was $0. There was $0 and $21,000 in total compensation cost related to unvested options not recognized at September 30, 2010 and December 31, 2009, respectively, with a weighted-average period of 0.48 years over which the cost is expected to be recognized as of December 31, 2009.  The Company recognized $0 and $17,000 in expense for stock options for the three and nine months ended September 30, 2010, respectively, and $9,000 and $33,000 in expense during the three and nine months ended September 30, 2009, respectively.  The Company has vested options of 192,700 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 5.1 years as of September 30, 2010.  During the nine months ended September 30, 2010, no options were granted, 1,500 were forfeited, and 29,700 expired.

We may grant performance unit awards to employees for up to 275,000 shares of common stock.  The level of performance shares eventually distributed is contingent upon the achievement of specific performance criteria within a specified award period set at the grant date.  We recognized $0 in expense for performance unit awards for the three and nine months ended September 30, 2010 and reversed $0 and $66,000 of previously recognized expense for the three and nine months ended September 30, 2009, respectively.  We did not grant performance units during the nine months ended September 30, 2010 and no performance units were forfeited in 2010.

For the three and nine months ended September 30, 2010, we recognized $27,000 and $79,000 in expense for restricted stock awards, respectively.  During the first nine months of 2010, there were no restricted stock awards granted or forfeited.  For the three and nine months ended September 30, 2009, we recognized $9,000 and $62,000 in expense for restricted stock awards, respectively.

For the three and nine months ended September 30, 2010, we recognized $13,000 and $38,000 of expense for deferred stock units, respectively.  We recognized $0 in expense for the three and nine months ended September 30, 2009. During the first nine months of 2010 there were no deferred stock units granted or forfeited.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Other Comprehensive Income

Other comprehensive incomecomponents and related taxes were as follows (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Unrealized holding gains on available for sale securities	$1,984	$3,245	$4,023	$758
Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	134	1,308	(318)	3,089
Less reclassification adjustments for other-than-temporary impairment related credit losses	146	1,100	360	1,100
Less reclassification adjustments for gains recognized in income	(197)	(83)	(1,438)	(1,290)
Net unrealized gains on securities available for sale, net of reclassifications	2,067	5,570	2,627	3,657

Unrealized gain on pension benefits	52	67	4	97

Other comprehensive income before tax effects	2,119	5,637	2,631	3,754
Tax effect	(712)	(1,918)	(896)	(1,280)

Other comprehensive income	$1,407	$3,719	$1,735	$2,474

The following is a summary of the accumulated other comprehensive income balances, net of tax (in thousands):

	Balance at 12/31/09	Current Period Change	Balance at 9/30/10

Unrealized gains on securities available for sale, net of tax	$1,590	$1,733	$3,323
Unrealized loss on pension benefits, net of tax	(327)	2	(325)

Total	$1,263	$1,735	$2,998

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies were historically priced using Level 2 inputs.  The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, all but one of our collateralized debt obligations are now priced using Level 3 inputs (see next paragraph for discussion of other security).  Prior to 2010, the fair values of our collateralized debt obligations were determined by using pricing information provided by our bond accounting service as determined by Moody’s analysts.  Beginning in 2010, the fair values were determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers.  We provide our estimate of default for each issuer, which ranges from 100% loss to 0.40% loss at September 30, 2010, to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions.  To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates ranging from 8.93% to 27.49% (19.54% weighted average rate) depending on the security.  The discount rates were determined utilizing a risk free rate of three month Libor plus 300 bps (3.50% at 9/30/10), which includes a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.Management believes the new method results in a more accurate estimate of the fair value of our collateralized debt obligations.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of one of our collateralized debt obligations was determined using Level 1 inputs as of September 30, 2010.  Previously, the fair value of this security was determined using Level 3 inputs as more fully described in the paragraph above.  In the third quarter, the Company recorded an other-than-temporary impairment charge on the security to adjust the amortized cost to the amount of cash that was received in October due to an early redemption.  The Company assigned the security a fair value of $183,000 as of September 30, 2010 which represented the cash received in October.  Subsequent to the redemption, the Company’s amortized cost and fair value for the security was $0.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (September 30, 2010):
Available for sale securities:
State and municipal	$51,290	$—	$51,290	$—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	141,585	—	141,585	—
Collateralized debt obligations, including trust preferred securities	1,519	184	—	1,335
Mutual Funds	254	—	254	—

Total available for sale securities	$194,648	$184	$193,129	$1,335

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets (December 31, 2009):
Available for sale securities:
State and municipal	$49,809	$—	$49,809	$—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	120,084	—	120,084	—
Collateralized debt obligations, including trust preferred securities	2,585	—	—	2,585
Mutual Funds	245	—	245	—

Total available for sale securities	$172,723	$—	$170,138	$2,585

The rollforward of activity for the Company’s significant unobservable inputs (Level 3) is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2010(in thousands)
Balance, beginning of period	$1,489	$2,585
Other-than-temporary impairment recognized in earnings	(146)	(360)
Transfer out of Level 3	(184)	(184)
Net unrealized gain (loss) included in other comprehensive income	177	(705)
Balance, end of period	$1,336	$1,336

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (September 30, 2010):
Impaired loans	$14,312	$—	$—	$14,312

Assets (December 31, 2009):
Impaired loans	$17,931	$—	$—	$17,931
Acquired intangible assets	1,352	—	—	1,352
Foreclosed and repossessed assets	5,190	—	—	5,190

The Company measures loans for impairment using the fair value of the collateral for collateral-dependent loans.  The Company’s impaired loans totaled $25.7 million as of September 30, 2010, which included collateral-dependent loans with a carrying value of $17.5 million.  As of September 30, 2010, the Company’s collateral dependent loans had a valuation allowance of $3.2 million, resulting in a provision for loan losses of $1.1 million and $2.3 million for the three and nine months ended September 30, 2010, respectively.  The Company recognized provision for loan losses of $(313,000) and $4.7 million for the three and nine months ended September 30, 2009, respectively, for collateral dependent loans.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three and ninemonths ended September 30, 2010 and 2009, the Company did not recognizecharges to write down foreclosed and repossessed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at September 30, 2010 and December 31, 2009 were as follows.

	September 30,2010		December 31,2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$29,546	$29,546	$24,474	$24,474
Interest-bearing deposits in other financial institutions	44,917	44,917	29,941	29,941
Loans held for sale	1,353	1,368	979	989
Loans, net of allowance for loan losses and impaired loans	477,306	497,546	496,231	527,279
Accrued interest receivable	3,097	3,097	3,216	3,216
Federal Home Loan Bank and Federal Reserve Stock	7,576	n/a	7,670	n/a

Financial liabilities
Deposits	619,129	609,474	592,423	571,863
Other borrowings	49,971	46,710	76,996	77,830
Federal Home Loan Bank Advances	55,000	56,476	68,482	69,581
Subordinated debentures	17,000	9,887	17,000	9,973
Accrued interest payable	630	630	818	818

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

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Recently Issued Accounting Standards

New Accounting Standards:

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (FASBASC 810).  The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. This guidance has been adopted and did not have an effect on the Company’s consolidated financial statements.

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

Financial Condition

Total assets increased to $832.5 million as of September 30, 2010 from $819.2 million at December31, 2009 due to increases in interest-bearing deposits in other financial institutions of $15.0 million and securities available for sale of $21.9 million, offset by decreases in net loans of $25.2 million.  Total deposits increased by $26.7 million to $619.1 million at September 30, 2010 from $592.4 million at December 31, 2009 as non-interest bearing deposits increased by $28.2 million while interest bearing deposits decreased by $1.5 million over the nine month period.  Other borrowings and FHLB advances decreased by $27.0 million and $13.5 million to $50.0 million and $55.0 million, respectively, as of September 30, 2010.

Net loans decreased to $503.0 million as of September 30, 2010 from $528.2 million as of December 31, 2010 as all loan categories declined with the exception loans secured by consumer deposits.  The decrease in net loans over the period was due, in part, to $5.9 million of charge-offs during the nine month period (see the “Allowance and Provision for Loan Losses” section of management’s discussion and analysis for further information on charge-off activity and credit quality) and also  an increase in foreclosure of collateral securing its loans.  The most significant cause of the decline in net loans was loan repayments in excess of new loan originations.  The Company continues to have weak loan demand from qualified borrowers given the local economic conditions.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Securities available for sale increased from December 31, 2009to $194.6 million as of September 30, 2010 primarily due to purchases of $119.0 million, offset primarily by sales of $83.8 million and maturities, prepayments and calls of $16.5 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Net Income.Net income available to common shareholders was $1.4 million for the three months ended September 30, 2010 compared to $692,000 for the equivalent period in 2009.  Basic and diluted earnings percommon share increased to $0.43 and $0.42 per common share, respectively, for the third quarter of 2010 from $0.21 per common share for 2009.  The increase in earnings from the third quarter of 2009 was due to an increase in net interest income of $701,000 and an increase in non-interest income of $1.1 million, most of which was related to an other-than-temporary impairment charge on securities available for sale of $1.1 million in the third quarter of 2009 as compared to $146,000 for the same period in 2010.  The annualized return on average assets and average shareholders’ equity were 0.81% and 10.30% for the three months ended September 30, 2010, respectively.

Net income available to common shareholders for the nine month period ended September 30, 2010 was $4.5 million as compared to a net loss available to common shareholders of $(23.6) million for 2009.  Basic and diluted income per common share were $1.37 and $1.35, respectively, for the first nine months of 2010 compared to basic and diluted loss per common share of $(7.27) for the same period in 2009.  The improvement in earnings was due to a decrease in non-interest expense of $18.2 million, $16.2 million of which was attributable to a goodwill and other intangible asset impairment charge recorded in the second quarter of 2009 that was not repeated to 2010.  Also contributing to the increase in earnings was a decrease in provision for loan losses from $15.4 million for the first nine months of 2009 to $2.9 million for the equivalent period in 2010.

Net interest income.  Net interest income for the three months ended September 30, 2010 increased by $701,000 to $6.8 million from $6.1 million for the third quarter of 2009.  The Company’s net interest margin on a taxable equivalent basis increased to 3.76% for the thirdquarter of 2010 as compared to 3.24% in 2009.  The increase in net interest margin for the quarter was due to a significant reduction in the cost of interest bearing liabilities from 2.24% to 1.30% as the Company was able to decrease the costs of its FHLB advances through pre-payments of callable advances which lowered the average cost from 5.01% on an average balance of $80.3 million for the three month period ended September 30, 2009 to 2.51% on an average balance of $55.9 million.  Beginning in 2009 and continuing into the first quarter of 2010, the Company prepaid $67.0 million of FHLB advances that had a weighted average cost of 6.03% which was significantly higher than alternative funding sources.  Also contributing to the decrease in the cost of interest-bearing liabilities was the decrease in the cost of time deposits from 2.92% for the third quarter of 2009 to 1.67% for the same period in 2010.  The Company has lowered its offering rates on maturing and new time deposit accounts due to the current rate environment and high level of on-balance sheet liquidity.  The Company’s yield on interest earning assets has continued to be negatively impacted by a high level of interest bearing deposits in other financial institutions which had an average balance of $40.2 million for the third quarter of 2010 and an average yield of 0.17%.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income for the first nine months of 2010 increased to $21.0 million from $17.4 million for 2009 while the net interest margin on a taxable equivalent basis increased to 4.00% from 3.08% over the respective periods.  As previously noted, the Company’s net interest margin was significantly impacted in 2009 by the high cost of putable FHLB advances which were prepaid over the course of 2009 and the first quarter of 2010.  Also, contributing to the increase in the net interest margin was an increase in the yield on loans to 5.72%.  Beginning in 2009, management began to emphasize adding appropriate rate floors on the Company’s adjustable rate loans upon maturity which has had a positive impact on the margin.  Also, enhanced analysis of new customer and existing customer relationships and continued focus on obtaining non-interest bearing deposits has also contributed to the increase in net interest income.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Average Balance Sheets.  The following tables set forth certain information relating to our average balance sheets and reflect the average yields earned and rates paid.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are computed on daily average balances.For analytical purposes, net interest margin and net interest spread are adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.  Loans held for sale and loans no longer accruing interest are included in total loans.

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$40,203	$17	0.17%	$49,568	$21	0.17%
Taxable securities	132,860	972	2.91	107,476	1,111	4.11
Tax-exempt securities	46,412	782	6.70	43,049	723	6.68
Total loans and fees (1) (2)	520,472	7,263	5.55	570,253	8,162	5.69
FHLB and Federal Reserve stock	7,576	33	1.74	8,472	46	2.14
Total earning assets	747,523	9,067	4.83	778,818	10,063	5.14

Less: Allowance for loan losses	(13,302)			(19,334)
Non-earning assets:
Cash and due from banks	39,505			29,821
Bank premises and equipment, net	13,995			14,726
Other assets	44,381			35,153
Total assets	$832,102			$839,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$247,014	$306	0.49%	$228,206	$332	0.58%
Time deposits	244,531	1,025	1.67	277,420	2,038	2.92
Other borrowings	52,003	212	1.62	58,471	227	1.54
FHLB advances	55,880	352	2.51	80,272	1,012	5.01
Subordinated debentures	17,000	113	2.63	17,000	116	2.71
Total interest-bearing liabilities	616,428	2,008	1.30	661,369	3,725	2.24

Non-interest bearing liabilities:
Non-interest demand deposits	145,445			111,599
Accrued interest payable and other liabilities	5,087			8,288
Stockholders’ equity	65,142			57,928
Total liabilities and stockholders’ equity	$832,102			$839,184

Net interest income (taxable equivalent basis)		$7,059			$6,338
Less: taxable equivalent adjustment		(266)			(246)
Net interest income		$6,793			$6,092
Net interest spread			3.53%			2.90%
Net interest margin			3.76			3.24

(1)	The amount of direct loan origination cost included in interest on loans was $92and $133for the three months ended September 30, 2010 and 2009.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$32,710	$41	0.17%	$42,460	$119	0.38%
Taxable securities	115,954	3,004	3.47	97,843	3,403	4.66
Tax-exempt securities	46,434	2,339	6.75	30,332	1,512	6.68
Total loans and fees (1) (2)	527,784	22,537	5.72	599,978	24,842	5.55
FHLB and Federal Reserve stock	7,582	119	2.11	8,472	222	3.51
Total earning assets	730,464	28,040	5.15	779,085	30,098	5.18

Less: Allowance for loan losses	(14,295)			(12,609)
Non-earning assets:
Cash and due from banks	36,817			27,824
Bank premises and equipment, net	14,196			14,904
Other assets	45,856			39,736
Total assets	$813,038			$848,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$238,993	$866	0.49%	$217,340	$1,015	0.63%
Time deposits	245,045	3,323	1.82	281,905	6,590	3.13
Other borrowings	55,131	624	1.52	62,973	671	1.43
FHLB advances	54,299	1,123	2.77	92,793	3,524	5.09
Subordinated debentures	17,000	315	2.48	17,000	423	3.34
Total interest-bearing liabilities	610,468	6,251	1.37	672,011	12,223	2.44

Non-interest bearing liabilities:
Non-interest demand deposits	133,997			108,606
Accrued interest payable and other liabilities	5,573			4,734
Stockholders’ equity	63,000			63,589
Total liabilities and stockholders’ equity	$813,038			$848,940

Net interest income (taxable equivalent basis)		$21,789			$17,875
Less: taxable equivalent adjustment		(795)			(514)
Net interest income		$20,994			$17,361
Net interest spread			3.77%			2.74%
Net interest margin			4.00			3.08

(1)	The amount of direct loan origination cost included in interest on loans was $406 and $528 for the nine months ended September 30, 2010 and 2009.

(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

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

	Three Months Ended September 30, 2010compared to Three Months Ended September 30, 2009 Increase/(Decrease) Due to			Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits with banks	$(4)	$(4)	$-	$(78)	$(23)	$(55)
Taxable securities	(139)	228	(367)	(399)	562	(961)
Tax-exempt securities	59	57	2	827	811	16
Total loans and fees	(899)	(699)	(200)	(2,305)	(3,063)	758
FHLB and Federal Reserve stock	(13)	(5)	(8)	(103)	(21)	(82)
Total increase (decrease) in interest income	(996)	(423)	(573)	(2,058)	(1,734)	(324)

Interest expense:
Savings and other	(26)	26	(52)	(149)	94	(243)
Time Deposits	(1,013)	(219)	(794)	(3,267)	(776)	(2,491)
Other borrowings	(15)	(26)	11	(47)	(87)	40
FHLB advances	(660)	(249)	(411)	(2,401)	(1,144)	(1,257)
Subordinated debentures	(3)	-	(3)	(108)	-	(108)
Total increase (decrease) in interest expense	(1,717)	(468)	(1,249)	(5,972)	(1,913)	(4,059)
Increase (decrease) in net interest income	$721	$45	$676	$3,914	$179	$3,735

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Allowance and Provision for Loan Losses.Our financial performance depends on the quality of the loans we originate and management’s ability to assess the degree of risk in existing loans when it determines the allowance for loan losses.  An increase in loan charge-offs or non-performing loans or an inadequate allowance for loan losses could have an adverse effect on net income.  The allowance is determined based on the application of loss estimates to graded loans by categories.

Summary of Loan Loss Experience:

	Three Months Ended September 30,		Nine Months Ended Setember 30,
	2010	2009	2010	2009
	(In thousands)
Activity for the period ended:

Beginning balance	$12,375	$18,371	$15,236	$9,478
Charge-offs:
Residential real estate	(61)	(169)	(604)	(317)
Commercial real estate	—	(66)	(1,527)	(116)
Construction	—	(22)	(2,312)	(5,181)
Commercial business	(173)	(506)	(748)	(944)
Home equity	(97)	(7)	(443)	(552)
Consumer	(55)	(146)	(238)	(453)
Total	(386)	(916)	(5,872)	(7,563)

Recoveries:
Residential real estate	2	1	6	32
Commercial real estate	17	1	95	13
Construction	—	—	22	—
Commercial business	67	2	197	30
Home equity	3	1	46	4
Consumer	15	33	60	89
Total	104	38	426	168
Net loan charge-offs	(282)	(878)	(5,446)	(7,395)
Provision for loan losses	605	30	2,908	15,440

Ending balance	$12,698	$17,523	$12,698	$17,523

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Provision for loan losses increased to $605,000 for the three months ended September 30, 2010 from $30,000 for the same period in 2009 and decreased to $2.9 million for the nine months ended September 30, 2010 from $15.4 million from 2009.  Net charge-offs decreased to $282,000 and $5.5 million for the three and nine months ended September 30, 2010, respectively, from $878,000 and $7.4 million for the same periods in 2009.  Non-performing loans were $24.9 million at September 30, 2010, down from $31.2 million at December 31, 2009 due primarily to net-charge offs previously mentioned and the transfer of loans to foreclosed and repossessed assets. The Company’s allowance for loan losses to total loans as of September 30, 2010 decreased to 2.46% from 2.80% at December 31, 2009.  The decrease in the allowance was due to the charge-off of credits during 2010 that had been fully provided for in previous periods.  The provision for loan losses for both the three and nine months in 2010 was due to continued elevated non-performing loans and increasing loss exposure in the Company’s classified loans which totaled $70.4 million as of September 30, 2010 as compared to $72.0 million as of December 31, 2009.  Of the $70.4 million classified at September 30, 2010, $14.8 million were classified as “doubtful” which is the Company’s most severe rating and typically includes loans on non-accrual and in the process of foreclosure.  Management has continued to attempt to reduce the non-performing assets by proactively identifying borrowers experiencing financial difficulty to identify solutions and pricing foreclosed assets at their current fair value.  While management has observed a general slowing in the identification of new classified credits in 2010, there continues to be elevated risk in the loan portfolio, specifically the commercial and commercial real estate portfolios as the continued softness in the local economy presents a challenge to the Company’s customers.

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish allowances for loan losses, if appropriate.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of September 30, 2010, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-performing assets.Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

	September 30, 2010	December 31, 2009
	(In thousands)

Loans on non-accrual status	$15,343	$22,653
Loans past due over 90 days still on accrual	-	-
Troubled debt restructurings	9,584	8,562
Foreclosed and repossessed assets	3,565	5,190
Total non-performing assets	$28,492	$36,405

Non-performing loans to total loans	4.83%	5.74%
Non-performing assets to total loans	5.52	6.70
Allowance as a percent of non-performing loans	50.94	48.81
Allowance as a percent of total loans	2.46	2.80

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income.Non-interest income increased to $1.6 million for the three months ended September 30, 2010 from $478,000 for the same period in 2009.  The increase was due to an other-than-temporary impairment (“OTTI”) charge of $1.1 million in 2009 as compared to an OTTI charge of $146,000 in the third quarter of 2010 (see Footnote 2 to the Company’s consolidated financial statements for further information on the OTTI charge).Also impacting non-interest income during the quarter were net gains on sales of available for sale securities of $197,000 in the third quarter of 2010 as compared to net gains of $83,000 in the equivalent period in 2009.  Management continues to evaluate the Company’s investment portfolio for opportunities to increase the yield by reinvesting sales proceeds in securities that meet the Company’s liquidity and yield specifications.

Non-interest income for the nine month period ended September 30, 2010 increased to $5.5 from $4.8 million in 2009.  The increase was primarily due to the reduction in OTTI charges between the periods, offset by a gain on sale of loans in 2009 that was not repeated in 2010.  In the second quarter of 2009, the Company sold $14.5 million of fixed rate 1-4 family loans for a gain of $197,000.  The Company sold the loans to reduce its fixed rate portfolio and decrease its exposure to rising rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest expense.  Non-interest expense increased to $5.6 million for the three months ended September 30, 2010 from $5.5 million for the same period in 2009 as increases in salary and employee benefits, FDIC insurance premiums, and foreclosed assets, net, were offset primarily by decreases in occupancy and equipment expense.  Salaries and employee benefits, the largest component of non-interest expense, increased slightly to $2.6 million as pay raises were offset partially by a decrease in full time equivalent employees (“FTE”).  The Company had 201 FTE’s as of September 30, 2010, resulting in expense per FTE for the third quarter of $13,070 as compared to 209 FTE’s as of September 30, 2009, or $12,364 expense per FTE. Also factoring into the increase in salaries and employees benefits, was an increase in expense for performance based awards, including deferred stock units.  FDIC insurance premiums were $391,000 for the three months ended September 30, 2010 as compared to $310,000 for the same period in 2009.  The increase was mostly due to an increase in the assessment rate for the Company’s subsidiary banks late in the third quarter of 2009 as a result of the completion of regulatory examinations.  Foreclosed assets, net, increased to $174,000 for the third quarter of 2010 from $(14,000) in 2009.  In the third quarter of 2009, the Company was reimbursed by a borrower for delinquent property taxes paid on their behalf in the second quarter of 2009, resulting in a large reduction in expense.  Occupancy expense declined to $520,000 for the three months ended September 30, 2010 from $576,000 in 2009 as a result of a reduction of property taxes paid on Company owned locations.  Equipment expense decreased to $299,000 for the quarter ended September 30, 2010 from $360,000 for the same period in 2009 due to reductions in expenditures for repairs and maintenance and depreciation expense for computer equipment and software.

Non-interest expense for the nine months ended September 30, 2010 was $16.9 million as compared to $35.1 million for the same period in 2009 as most categories of non-interest expense declined, primarily salaries and employee benefits, occupancy expense, FDIC insurance premiums, goodwill and other intangible asset impairment, and foreclosed assets, net.  The most significant factor in the reduction on non-interest expense was the reduction in goodwill and other intangible asset impairment.  In the second quarter of 2009, the Company recorded a goodwill and other intangible asset impairment charge of $16.2 million which was not repeated in 2010.  After the charge, the Company did not have any recorded goodwill and has $1.2 million of remaining unamortized intangible assets subject to impairment analysis (see the Company’s 10-Q for the second quarter of 2009 or the 10-K for 2009 for further discussion of the charge).  Salaries and employee benefits declined to $7.9 million for the first nine months of 2010 from $8.7 million in 2009 as the number of FTE’s decreased from 253 at the beginning of 2009 to 201 as of September 30, 2010.  Occupancy expense decreased to $1.5 million for the nine months ended September 30, 2010 from $1.8 million in 2009 due to decreases in property taxes on bank owned branch locations, utilities expense, and leasehold improvement depreciation.  FDIC insurance premiums declined to $1.1 million for 2010 from $1.3 million in 2009. The decrease was attributable to a special assessment the FDIC levied in the second quarter of 2009 to all insured institutions.  The Company accrued $372,000 for the assessment as of June 30, 2009 which was paid in the third quarter.  Foreclosed assets, net, decreased to $327,000 for the first nine months of 2010 from $530,000 due mostly to net gains recognized on sales of foreclosed assets of $104,000 in 2010 as compared to net losses incurred in 2009 of $168,000.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Income tax expense.  Income tax expense was $433,000 for the three month period ended September 30, 2010 as compared to $82,000 for the equivalent period in 2009.  The effective tax rate for the quarter ended September 30, 2010 was 20.5% as compared to 7.9% in 2009.  The change in effective tax rates was due to lower income before taxes in 2009 which was more fully offset by certain tax preference items.

Income tax expense for the nine months ended September 30, 2010 was $1.4 million with an effective tax rate of 21.2% compared to an income tax benefit of $(5.1) million with an effective tax rate of (17.9)% in 2009.  The change in income tax expense and effective tax rate was due to the substantial loss incurred before income taxes in 2009.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At September 30, 2010, we had cash and interest-bearing deposits with banks of $74.5 million and securities available-for-sale with a fair value of $194.6 million.  If we require funds beyond the funds we are able to generate internally, we have $88.7 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $33.0 million.  Currently, the Company does not have the ability to declare and pay dividends without prior regulatory approval due to significant net losses at its subsidiaries in 2009.  The holding company had $3.8 million in a correspondent account as of September 30, 2010.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banksare required to maintain specific amounts of capital pursuant to regulatory requirements.  As of September 30, 2010, Your Community Bank and Scott County State Bank were eachwell capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

September 30, 2010:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	14.7%	13.4%	9.2%
Your Community Bank	14.6%	13.4%	9.5%
Scott County State Bank	16.4%	15.1%	9.5%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2009:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	13.1%	11.9%	8.6%
Your Community Bank	12.7%	11.4%	8.6%
Scott County State Bank	14.6%	13.4%	8.7%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 572,192 shares at an aggregate cost of $9.9 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through September 30, 2010, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan.  As a condition for participating in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Company is prohibited from repurchasing our common stock.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

During June 2004 and 2006, we completedplacements of $7.0 million and $10.0 million floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II,(trustswe formed), respectively.  These securities are reported as liabilities for financial reporting, but Tier 1 Capital for regulatory purposes.  We used the proceeds for general business purposes and to supportour future opportunities for growth.

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at September 30, 2010 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2009 and September 30, 2010within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process,consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of September 30, 2010 our net interest income would decrease by an estimated 0.1%, or $14,000, over the one year forecast horizon.  As of December 31, 2009, in the Up 200 Scenario we estimated that net interest income would decrease 6.3%, or $1.9 million, over a one year forecast horizon ending December 31, 2010.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The projected results are withinour asset/liability management policy limits which states that the negative impact to net interest income should not exceed 7% in a 100 or 200 basis point increase or decrease in the projected yield curve over a oneyear forecast horizon.  The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; we can minimize the reduction in net interest income in a period of rising interest rates to the extent that we can curtail raising deposit rates during this period.  We continue to explore transactions and strategies to both increase our net interest income and minimize our interest rate risk.

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of September 30, 2010and December 31, 2009, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated oneyear net interest income sensitivity profile based on the asset/liability model as of September 30, 2010 and ending on September 30, 2011:

	Interest Rate Sensitivity as of September 30, 2010
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$29,258	$30,146
Investments	6,717	6,938
FHLB and FRB stock	116	116
Interest-bearing bank deposits	63	301
Federal funds sold	19	183
Total interest Income	36,173	37,684

Projected interest expense:
Deposits	4,594	5,528
Federal funds purchased, line of credit and repurchase agreements	694	1,114
FHLB advances	1,059	1,088
Subordinated debentures	408	550
Total interest expense	6,755	8,280
Net interest income	$29,418	$29,404

Change from base		(14)
Percent change from base		(0.05)%

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated oneyear net interest income sensitivity profile based on the asset/liability model as of December 31, 2009 and ending December 31, 2010:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the nine months ended September 30, 2010.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of September 30, 2010, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan.As a condition for participating in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Company is prohibited from repurchasing our common stock.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated:November 15, 2010	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated:November 15, 2010	BY:	/s/ Paul. A. Chrisco
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