Form 10-K
period 2010-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2011-03-31
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the Fiscal Year Ended December 31, 2010
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
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (812) 944-2224

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO  ☒

Indicate by checkmark if the Registrant is not required to file requests pursuant to Section 13 or 15(d) of the Act.  YES ☐  NO  ☒
Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES  ☒  NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months. YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __ Accelerated filer __ Non-accelerated filer ☒ Smaller reporting company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO  ☒
As of June 30, 2010, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $22,093,294 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.  Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2011, there were issued and outstanding 3,311,249 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2011 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K
Index

				Page
Part I:
Item	1	.	Business	4
Item	1	A.	Risk Factors	12
Item	1	B.	Unresolved Staff Comments	17
Item	2	.	Properties	18
Item	3	.	Legal Proceedings	19

Part II:
Item	5	.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
			Purchases of Equity Securities	20
Item	6	.	Selected Financial Data	22
Item	7	.	Management's Discussion and Analysis of Financial Condition and
			Results of Operations	23
Item	7	A.	Quantitative and Qualitative Disclosures about Market Risk	47
Item	8	.	Financial Statements and Supplementary Data	50
Item	9	.	Changes in and Disagreements with Accountants on Accounting and
			Financial Disclosures	105
Item	9	A.	Controls and Procedures	105
Item	9	B	Other Information	107

Part III:
Item	10	.	Directors and Executive Officers of the Registrant	107
Item	11	.	Executive Compensation	107
Item	12	.	Security Ownership of Certain Beneficial Owners
			and Management and Related Stockholder Matters	107
Item	13	.	Certain Relationships and Related Transactions	107
Item	14	.	Principal Accountant Fees and Services	107

Part IV:
Item	15	.	Exhibits and Financial Statement Schedules	108

Signatures				109

Index of Exhibits				116

Part I

Item 1.  Business

General

Community Bank Shares of Indiana, Inc. (the “Company”) is a bank holding company headquartered in New Albany, Indiana. The Company’s wholly-owned banking subsidiaries are Your Community Bank (“YCB”) and The Scott County State Bank (“SCSB”)(YCB and SCSB are at times collectively referred to as the “Banks”).  The Banks are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions.  YCB is also regulated by the Federal Deposit Insurance Corporation (“FDIC”) and (with respect to its Kentucky branches) the Kentucky Department of Financial Institutions while SCSB is also regulated by the Federal Reserve.

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

The Company had total assets of $801.5 million, total deposits of $618.8 million, and stockholders' equity of $63.2 million as of December 31, 2010. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

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

Commercial Real Estate Loans.  The Company's commercial real estate loans are secured by improved property such as offices, small business facilities, apartment buildings, nursing homes, warehouses and other non-residential buildings, most of which are located in the Company's primary market area and some of which are to be used or occupied by the borrowers. Commercial real estate loans have been offered at adjustable interest rates and at fixed rates, typically with balloon provisions at the end of the term financing. The Company continues to offer commercial real estate loans, commercial real estate construction and development loans and land loans.  Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentrations of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Company has sought to increase its origination of multi-family residential or commercial real estate loans over the last few years while attempting to decrease its exposure to development and land loans and has attempted to protect itself against the increased credit risk associated with these loans through its underwriting standards and ongoing monitoring processes.

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

Mortgage-Banking Operations.  The Company originates qualified government guaranteed loans and conventional secondary market loans which are sold with the servicing released. This arrangement provides necessary liquidity to the Company while providing additional loan products to the Company’s customers.

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

Commercial loans are underwritten by the commercial loan officer who makes the initial contact with the customer applying for credit. The underwriting of these loans is reviewed after the fact by the Risk Management area for compliance with the Company's general underwriting standards. A loan exceeding the authority of the underwriting loan officer requires the approval of other officers of the Banks based upon individual lending authorities, the Directors’ Loan Committee, or the Board of Directors of the Banks, depending on the loan amount.

Loan Commitments. The Company issues loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made with specified terms and conditions for periods of thirty days for commercial real estate loans and sixty days for residential real estate loans.

Employees

As of December 31, 2010, the Company employed 205 employees, 191 full-time and 14 part-time.  None of these employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”), which became law on July 21, 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators.  Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time.  Dodd-Frank includes, among other provisions, the following:

•	the creation of a Financial Stability Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;
•
the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;
•	the termination of investments by the U.S. Treasury under TARP;
•	the elimination and phase out of trust preferred securities from Tier 1 capital for institutions with more than $15 billion in assets;
•
a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013 for the full net amount held by depositors in non-interest bearing transaction accounts;

•	authorization for financial institutions to pay interest on business checking accounts;
•
changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity;

•
expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions;

•
provisions that affect corporate governance and executive compensation at most U.S. publicly traded companies, including:  1)  stockholder advisory votes on executive compensation, 2)  executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, 3)  enhanced independence requirements for compensation committee members, and 4)  authority for the SEC to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

•
the creation of a Consumer Financial Protection Bureau, which is authorized to promulgate consumer protection regulations relating to bank and non-bank financial products and examine and enforce these regulations on institutions with more than $10 billion in assets.

Many of the requirements of Dodd-Frank will be implemented over time and most will be subject to regulations to be implemented or which will not become fully effective for several years.

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

As state-chartered commercial banks, the Company’s subsidiary banks are subject to examination, supervision and extensive regulation by the Federal Deposit Insurance Corporation (“FDIC”), the Indiana Department of Financial Institutions (“DFI”) and (with respect to YCB and its branch offices located in Kentucky) the Kentucky Department of Financial institutions (“KDFI). The Banks are members of and own stock in the Federal Home Loan Bank (“FHLB”) of Indianapolis and Cincinnati. The FHLB institutions located in Indianapolis and Cincinnati are two of the twelve regional banks in the FHLB system. The Banks are also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Banks are subject is intended primarily for the protection of the Company’s customers and depositors, and not its shareholders.

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

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than ten percent stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (15% of the Bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2010 the Banks were in compliance with the above restrictions.

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

Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately-capitalized and may require an adequately-capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2010, the Company and the Banks were deemed well-capitalized for purposes of the above regulations.  As discussed above, Dodd-Frank may result in more stringent capital requirements in the future.

Federal Home Loan Bank System. The Banks are members of the FHLB of Indianapolis and Cincinnati.  The FHLB of Indianapolis and Cincinnati are two of the 12 regional FHLB's that lend money to its members to finance housing and economic development.  With the enactment of the Housing and Economic Recovery Act on July 30, 2008, the Federal Housing Finance Agency (“FHFA”) was created to oversee the secondary mortgage market.  The Act empowered the FHFA with the powers to oversee and regulate Fannie Mae, Freddie Mac, and the FHLBs.

As members of the FHLB system, the Banks are required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2010, $6.4 million of FHLB stock was outstanding for the Banks, which were in compliance with this requirement. In past years, the Banks have received dividends on its FHLB stock.

Insurance of Accounts.  The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries.  The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor.  Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 and all non-interest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.  Due to the greatly increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s DIF was substantially depleted and the FDIC has incurred substantially increased operating costs.  In November, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Banks prepaid their assessments based on the calculations of the projected assessments at that time.

As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011.  Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by 2020; (3) requires that, in setting assessments, the FDIC "offset the effect of (requiring that the reserve ratio reach 1.35 percent by September 30, 2020 rather than 1.15 percent by the end of 2016) on insured depository institutions with total consolidated assets of less than $10,000,000,000; (4) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends.  The FDI Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year.  The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027.

On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity.  In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets).  Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. The FDIC suspended dividends indefinitely; however, in lieu of dividends, and pursuant to its authority to set risk-based assessments, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent, and 2.5 percent. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the TLGP)~~.~~ to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital.  Except for future assessment rate schedules, the new rule is effective beginning April 1, 2011.

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

Kentucky Taxation.  The Company is subject to a franchise tax imposed by the Commonwealth of Kentucky on its operations in Kentucky.  The tax is imposed at a rate of 1.1% on taxable net capital, which equals capital stock paid in, surplus, undivided profits and capital reserves, and accumulated other comprehensive income or loss, less an amount equal to the same percentage of the total as the book value of United States obligations and Kentucky obligations bears to the book value of the total assets of the financial institution.  A financial institution whose business activity is taxable within and without Kentucky must apportion its net capital based on the three factor apportionment formula of receipts, property and payroll unless the Kentucky Revenue Cabinet has granted written permission to use another method.

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

As a result of participating in the CPP, some of our officers are subject to restrictions upon executive compensation imposed by the Emergency Economic Stabilization Act of 2008, as amended, and the regulations issued thereunder by the Treasury.  Additionally, we are subject to dividend restrictions; see the section “Capital” under Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the dividend restrictions.
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

Industry Risk Factors

Economic Conditions.  Our earnings are affected by the general economic conditions in the United States, and to a lesser extent, general international economic conditions.  Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008 which continued into 2009 and 2010.  Business activity across a wide range of industries and regions in the United States was greatly reduced.  Although economic conditions have improved, certain sectors, such as real estate, remain weak and unemployment remains high.  Many businesses are still in serious difficulty due to reduced consumer spending and continued liquidity challenges in the credit markets.  Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity.  While we have seen some signs of improvement, we do not expect significant improvement in the economy in the near future.

Enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the promulgation of regulations thereunder could significantly increase our compliance and operating costs or otherwise have a material and adverse effect on the Company’s financial position, results of operations, or cash flows. Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation.  Dodd-Frank sets out sweeping regulatory changes.  Changes imposed by Dodd-Frank include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements; (ii) corporate governance and executive compensation requirements; (iii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iv) the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection.  Many of the requirements of Dodd-Frank will be implemented over time and most will be subject to regulations to be implemented or which will not become fully effective for several years.

Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations.  These requirements, restrictions and regulations may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules and may make it more difficult for us to attract and retain qualified executive officers and employees.  See previous discussion under “Regulation and Supervision” beginning on page 8 for more information on Dodd-Frank.

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

Company Risk Factors

Our allowance for loan losses may not be adequate to cover actual losses.  Like all financial institutions, we maintain an allowance for loan losses to provide for probable incurred losses due to loan defaults, non-performance, and other qualitative factors. Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, loan portfolio performance, fair value of collateral securing the loans, current economic conditions and geographic concentrations within the portfolio. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect its financial results.

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

We may incur losses in our investments portfolio.  Our investment portfolio is comprised of state and municipal securities, residential mortgage-backed agencies issued by U.S. Government sponsored entities securities, trust preferred securities, and mutual funds.  We must evaluate these securities for other-than-temporary impairment loss (“OTTI”) on a periodic basis.  In 2009 and 2010, we recognized an OTTI charge on five of our six trust preferred securities holdings.  Our remaining trust preferred securities, including those for which we recognized an OTTI charge, still exhibit signs of weakness which may necessitate an OTTI charge in the future should the financial condition of the underling issuers in the pools deteriorate further.  Also, given the current economic environment we may need to record an OTTI charges in our other investments the future should the issuers of those securities experience financial difficulties.  Any future OTTI charges could significantly impact our earnings.

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

Our historical growth rates may not be sustainable.  We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock. We cannot assure you that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms.  Additionally, we may not continue to be successful in expanding our asset base to a targeted size and managing the costs and implementation risks associated with our growth strategy. We cannot assure you that further expansion will be profitable or that our historical rate of growth will continue to be sustained, either through internal growth or otherwise, or that capital will be maintained sufficient to support continued growth. Furthermore, if we grow too quickly and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.  In 2009 and 2010, our assets decreased which is not consistent with our historical growth rates.  We cannot guarantee we will be able return to our historical growth trends in the short term future due to tepid loan demand from qualified loan customers as a result of the current economic environment.  Additionally, our ability to grow our assets may be restricted if our regulatory capital is not sufficient to support the growth while maintaining capital ratios that meet the Company’s policy guidelines and satisfy regulatory restrictions.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.  Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.  Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

Our status as a holding company makes us dependent on dividends from our subsidiaries to meet our obligations. We are a bank holding company and conduct almost all of our operations through YCB and SCSB.  We do not have any significant assets other than cash and the stock of YCB and SCSB.  Accordingly, we depend on dividends from our subsidiaries to meet our obligations and obtain revenue.  Our right to participate in any distribution of earnings or assets of our subsidiaries is subject to the prior claims of creditors of such subsidiaries.  Under federal and state law, our bank subsidiaries are limited in the amount of dividends they may pay to us without prior regulatory approval.  The Banks must maintain sufficient capital and liquidity and be in compliance with other general regulatory restrictions.  Bank regulators have the authority to prohibit the subsidiary banks from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice.  As of December 31, 2010, our subsidiaries had limited ability to pay us a dividend without prior regulatory approval.

The FDIC’s restoration plan and the related increased assessment rate could affect our earnings. As a result of a series of financial institution failures and other market developments, the deposit insurance fund, or DIF, of the FDIC has been significantly depleted and reduced the ratio of reserves to insured deposits.  In response to the recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions.  If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required which we may be required to pay.  We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels.  Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations and could have a materially adverse effect on the value or market for our common stock.

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2010 or that we will be able to pay future dividends at all. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of Your Community Bank and The Scott County Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to these banks, including state regulatory requirements. The FDIC and other bank regulators have proposed guidelines and seek greater liquidity, and have been discussing increasing capital requirements. If these regulatory requirements are not met, our subsidiary banks will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.

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

Item 2.  Properties

The Company conducts its business through its corporate headquarters located in New Albany, Indiana.  YCB operates a main office and eleven branch offices in Clark and Floyd Counties, Indiana, and five branch offices in Jefferson and Nelson Counties, Kentucky. SCSB operates a main office and three branch offices in Scott County, Indiana.  The following table sets forth certain information concerning the main offices and each branch office at December 31, 2010. The Company’s aggregate net book value of premises and equipment was $13.7 million at December 31, 2010.

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

Part II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information
The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “CBIN”.  The quarterly range of low and high trade prices per share of the Company’s common stock for the periods indicated as reported on the Nasdaq Capital Market, as well as the per share dividend paid in each such quarter by the Company on its common stock is shown below.

2010				2009
QUARTER ENDED	HIGH	LOW	DIVIDEND	QUARTER ENDED	HIGH	LOW	DIVIDEND
March 31	$9.50	$6.51	$0.100	March 31	$12.40	$6.50	$0.175
June 30	10.01	8.25	0.100	June 30	10.00	7.25	0.175
September 30	10.50	8.00	0.100	September 30	9.90	7.00	0.100
December 31	9.97	8.10	0.100	December 31	8.00	6.18	0.100

Holders
As of March 23, 2011 there were 834 holders of the Company’s common stock.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	218,033	(1)	$21.94	464,942	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	218,033	(1)	$21.94	464,942	(2)

(1) Of the shares reflected, 25,333 shares have been awarded under the Company’s Stock Award Plan for deferred stock units all of which will be paid in shares (see Note 11 of the Company’s consolidated financial statements for further information on the Company’s deferred stock units).  The deferred stock units have been excluded from the weighted-average exercise price column.
(2) Of the shares reflected, 197,417 shares are available to be awarded under the Company’s Stock Award Plan and 267,525 shares are available to be awarded under the Company’s Performance Units Plan.

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

The graph compares the performance of Community Bank Shares of Indiana, Inc. common stock to the Russell 2000 index and the SNL Bank $500 MM - $1 B Bank index for the Company’s last five fiscal years.  The graph assumes the value of the investment in Company common stock and in each index was $100 at December 31, 2005 and that all dividends were reinvested.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Community Bank Shares of Indiana, Inc.	100.00	101.54	82.93	57.24	33.84	52.38
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Bank $500M-$1B	100.00	113.73	91.14	58.40	55.62	60.72

Item 6.  Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial information from 2006 through 2010.  This information should be read in conjunction with the Consolidated Financial Statements and the related Notes.  Factors affecting the comparability of certain indicated periods are discussed in "Management’s Discussion And Analysis Of Financial Condition And Results Of Operations."  For analytical purposes, net interest margin is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006
Income Statement Data:
Interest income	$35,894	$39,262	$44,907	$51,776	$47,094
Interest expense	8,180	15,318	21,453	28,395	25,995
Net interest income	27,714	23,944	23,454	23,381	21,099
Provision for loan losses	3,833	15,925	6,857	1,296	262
Non-interest income	7,414	6,326	6,087	4,127	3,733
Non-interest expense	22,461	41,168	22,554	21,804	19,116
Income (loss) before taxes	8,834	(26,823)	130	4,408	5,454
Net income (loss	6,988	(21,969)	821	3,503	4,111
Net income (loss) available to common shareholders	5,923	(22,587)	821	3,503	4,111

Balance Sheet Data:
Total assets	$801,466	$819,159	$877,363	$823,568	$816,633
Total securities	204,188	172,723	121,659	99,465	121,311
Total loans, net	502,223	528,183	623,103	629,732	607,932
Allowance for loan losses	10,864	15,236	9,478	6,316	5,654
Total deposits	618,821	592,423	603,185	573,346	549,918
Other borrowings	49,426	76,996	78,983	72,796	84,335
FHLB advances	50,000	68,482	111,943	91,376	92,756
Subordinated debenture	17,000	17,000	17,000	17,000	17,000
Total shareholders’ equity	63,165	59,950	62,599	64,465	65,541

Per Share Data:
Basic earnings (loss) per common share	$1.80	$(6.93)	$0.25	$1.05	$1.36
Diluted earnings (loss) per common share	1.77	(6.93)	0.25	1.04	1.35
Book value per common share	13.36	12.49	19.31	19.77	19.06
Cash dividends per common share	0.400	0.550	0.700	0.685	0.640

Performance Ratios:
Return on average assets	0.85%	(2.60)%	0.10%	0.43%	0.55%
Return on average equity	10.95	(35.02)	1.29	5.39	7.73
Net interest margin	3.90	3.19	3.09	3.16	3.04
Efficiency ratio	63.94	136.00	76.35	79.26	76.98

Asset Quality Ratios:
Non-performing assets to total loans	5.62%	6.70%	3.45%	1.88%	0.98%
Net loan charge-offs to average loans	1.54	1.73	0.58	0.10	0.22
Allowance for loan losses to total loans	2.11	2.80	1.50	0.99	0.92
Allowance for loan losses to non-performing loans	42.82	48.81	45.78	55.51	101.58

Capital Ratios:
Leverage ratio	9.1%	8.6%	7.6%	8.0%	8.1%
Average stockholders’ equity to average total assets	7.8	7.4	7.6	8.0	7.1
Tier 1 risk-based capital ratio	13.5	11.9	9.5	9.9	10.5
Total risk-based capital ratio	14.7	13.1	10.7	10.9	11.4
Dividend payout ratio	18.8	NM*	277.2	65.6	46.7

Other Key Data:
End-of-period full-time equivalent employees	199	199	238	232	224
Number of bank offices	21	22	23	22	21

*  Number is not meaningful

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results of Operations

Overview

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiaries, the Banks, at December 31, 2010 and 2009, and the consolidated results of operations for each of the years in the three year period ended December 31, 2010.  The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

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

The operating results of the Company depend primarily upon the Banks’ net interest income, which is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities.  Interest-earning assets principally consist of loans, taxable and tax-exempt securities, and FHLB stock.  Interest-bearing liabilities principally include deposits, retail repurchase agreements, federal funds purchased, advances from the FHLB Indianapolis, and subordinated debentures.  The earnings of the Banks are also affected by 1) provision for loan losses, 2) non-interest income (including mortgage banking income, net gains on sales of securities, deposit account service charges and commission-based income on non-deposit investment products), 3) non-interest expenses (including compensation and benefits, occupancy, equipment, data processing expenses, marketing and advertising, legal and professional fees, FDIC insurance premiums, net foreclosed and repossessed asset expense, and other expenses, such as postage, printing, and telephone expenses), and 4) income tax expense.

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

Based on the procedures discussed above, management is of the opinion that the allowance of $10.9 million was adequate to address probable incurred credit losses associated with the loan portfolio at December 31, 2010.

Fair Value of Trust Preferred Securities

The Company had six trust preferred securities in its investment portfolio as of December 31, 2010 with a combined book value of $4.1 million and a fair value of $1.4 million as of the same date.  Beginning in 2008, the market for these types of securities effectively froze as market participants were unwilling to conduct transactions unless forced to do so.  As a result, the fair value of these securities began deteriorating significantly in 2008 and remained depressed in 2009 and 2010.  In 2009 and 2010, the Company recorded aggregate other-than-temporary impairment (“OTTI”) charges to earnings of $1.5 million related to five of the six securities in its portfolio due to continued weakening of the underlying issuers.   Management evaluates these investments for OTTI by estimating the anticipated discounted cash flows from each security.  The determination of the anticipated cash flows and the discount rate are both significant estimates requiring management’s judgment. Also, the estimated fair value of these securities is more difficult to determine due to the current market volatility and illiquidity.  The valuation model to determine fair value utilizes discounted cash flow models with significant unobservable inputs.  In management’s estimation, the valuation method provided a more relevant and accurate representation of the fair value of these securities as of December 31, 2010.

Carrying Value of Foreclosed and Repossessed Assets

Foreclosed and repossessed assets are acquired through or instead of loan foreclosure and are initially measured at fair value less estimated costs to sell.  The Company obtains appraisals to determine the initial fair value and then makes any adjustments deemed necessary based on prevailing market conditions and length the asset remains in the Company’s inventory.  Determining the carrying value requires significant management judgment as foreclosed and repossessed assets are typically acquired in distressed situations which may materially impact the valuation compared to similar assets in non-distressed sales transactions.  Also, if foreclosed and repossessed assets are not sold in a timely manner, they can deteriorate in value significantly as there may be volatility in the market.  At December 31, 2010, the Company had foreclosed and repossessed assets of $3.6 million which, in management’s estimation, were reported at the appropriate carrying value.

Deferred Tax Assets

The Company has a net deferred tax asset of approximately $4.3 million. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2010, a valuation allowance of $1.8 million has been established against the outstanding deferred tax asset due to incurred net operating losses for state income taxes.  The net operating loss is partially due to YCB’s Nevada subsidiaries that hold and manage YCB’s investments and for the results of 2009 including elevated provision for loan losses.  There is uncertainty the Company will be able to utilize this benefit, thus a valuation allowance has been established against the state net operating loss.  Note 12 to the Consolidated Financial Statements describes the net deferred tax asset. The Company was profitable in 2010 and has a positive earnings outlook for 2011.  The net loss for 2009 was primarily attributable to a goodwill and other intangible asset impairment of $16.2 million and an elevated provision for loan losses of $15.9 million which were not repeated in 2010 and are not expected to be repeated in 2011.  As of December 31, 2010, the Company has $1.1 million of remaining other intangible assets subject to impairment and has an allowance for loan losses to total loans ratio of 2.11% which management believes is sufficient to cover probable incurred losses as of that date.  The estimate of the realizable amount of this asset is a critical accounting policy.

Highlights

The Company had net income available to common shareholders of $5.9 million for the year ended December 31, 2010 from a net loss attributable to common shareholders of $(22.6) million for 2009.  The improvement in earnings was primarily due to a reduction in provision for loan losses of $12.1 million and a reduction in non-interest expenses of $18.7 million, $16.2 million of which was attributable to a goodwill and other intangible asset impairment charge recorded in 2009 that was not repeated in 2010. Also, contributing to the improvement in earnings were increases in net interest income of $3.8 million and non-interest income of $1.1 million.  Earnings per basic and diluted common shares increased to $1.80 and $1.77 for the year ended December 31, 2010 compared to basic and diluted loss per common share of $(6.93) in 2009.  The Company’s book value per common share increased to $13.36 per share at December 31, 2010 from $12.49 at December 31, 2009.

The following table summarizes selected financial information regarding the Company's financial performance:

Table 1 – Summary

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2010	2009	2008
Net income (loss) available to common shareholders	$5,923	$(22,587)	$821
Basic earnings (loss) per common share	1.80	(6.93)	0.25
Diluted earnings (loss) per common share	1.77	(6.93)	0.25
Return on average assets	0.85%	(2.60)%	0.10%
Return on average equity	10.95	(35.02)	1.29

The Company’s total assets decreased to $801.5 million at December 31, 2010 from $819.2 million at December 31, 2009 primarily due to a decrease in net loans of $26.0 million and a decrease in cash and deposit in other financial institutions of $18.9 million, offset by an increase in securities available for sale of $31.5 million.  Total deposits increased by $26.4 million to $618.8 million at December 31, 2010 while non-interest deposits increased by $4.8 million from 2009.  Other borrowings and FHLB advances decreased by $27.6 million and $18.5 million, respectively, to $49.4 million and $50.0 million as of December 31, 2010.  Total shareholders’ equity increased by $3.2 million to $63.2 million at December 31, 2010 as the Company achieved net income available to common shareholders of $5.9 million and declared and paid dividends on common shares of $1.3 million.

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

Net interest income for the year ended December 31, 2010 increased to $27.7 million from $23.9 million for 2009 while the net interest margin on a taxable equivalent basis increased to 3.90% for 2010 from 3.19% in 2009.  The increase in net interest income and net interest margin in 2010 was due to a decrease in the cost of interest bearing liabilities of 97 basis points while the yield on interest earnings assets decreased by 15 basis points.  The Company’s cost of interest bearing liabilities decreased for most categories of interest bearing liabilities, primarily time deposits and FHLB advances, but increased slightly for other borrowings.  Also contributing to the increase in net interest income for 2010 was an increase in average non-interest bearing deposits to $135.8 million from $110.1 million.  The Company’s non-interest deposits at December 31, 2010 were $115.0 million, which was lower than the average for the year due to the loss of a significant customer account late in the fourth quarter of 2010.  As a result, the average non-interest bearing deposits for 2011 will most likely be lower than 2010.

Average interest earning assets decreased to $739.8 million for the year ended December 31, 2010 from $775.9 million for 2009 while the average yield decreased to 5.01% in 2010 from 5.16% in 2009.  Most of the decrease in average interest earning assets was due to a reduction in average loans to $524.0 million in 2010 from $588.0 million in 2009.  The decrease was due to net loan repayments and charge-offs during 2010 as loan demand from qualified borrowers remained soft.  The yield on loans increased for 2010 to 5.66% from 5.56% as the Company was able to reduce its loans on non-accrual from $22.7 million in 2009 to $15.3 million in 2010.  Also factoring into the increase in loan yields was management’s efforts to add rate floors to existing and new credit relationships where the loan was indexed to a variable rate.  The Company’s yield on loans remains under pressure as higher-yielding fixed rate loans mature or refinance into a historically low rate environment.  In addition, the Company continues to face heavy competition from other financial institutions in its market for new customers which has also put downward pressure on loan yields.  Due to the net repayments of loans coupled with soft loan demand and the increase in deposits, the Company’s on balance-sheet liquidity remained elevated during the year.  As a result, the Company used incoming cash flows to reduce FHLB advances and withstand a decrease in other borrowings due to reduction in offering rates (see discussion in following paragraph) and increase its investment in securities available for sale.  The average balance of taxable securities increased to $120.4 million with a yield of 3.31% for 2010 from $104.5 million and 4.42% in 2009.  The decrease in yield was attributable to sales and maturities in the portfolio for gains during the year replaced with purchases of lower-yielding securities.  The average balance of tax-exempt securities increased to $47.1 million with a fully taxable equivalent yield of 6.74% from $34.8 million and 6.64% in 2009.  The increase in yield on a fully taxable equivalent basis was due to minimal maturities in the portfolio and purchases of securities with higher yields than the portfolio.

Average interest bearing liabilities decreased to $614.5 million in 2010 from $667.1 million in 2009 due mostly to a decrease in the average FHLB advances and average time deposits.  During 2010, the Company repaid $18.5 million, net, of FHLB advances, $10.5 million of which were prepayments of putable advances.  The Company incurred prepayment penalties of $335,000 on repayment of the putable advances.  As a result of these repayments, the Company’s interest expense paid on FHLB advances decreased by $2.8 million during 2010 while the average cost decreased by 232 bps to 2.66%.  Beginning in 2009 and finishing in the first quarter of 2010, the Company prepaid a total of $67.0 million of putable advances which had a weighted average cost of 6.03%.  These advances had a significant impact on the Company’s net interest income in 2009 and 2008 and a limited effect on net interest income 2010.  The weighted average cost of the putable advances was significantly higher than most all alternative funding sources.  The cost of time deposits decreased to 1.76% in 2010 from 2.98% in 2009 which contributed further to the overall reduction in the cost of funds.  In 2010, the Company was able to reprice maturing time deposits and lower its offering rates for new time deposit accounts due to its strong liquidity position.

In 2009, net interest income increased to $23.9 million from $23.5 million for 2008 while the net interest margin on a taxable equivalent basis increased to 3.19% for 2009 from 3.09% in 2008.  The increase in net interest income and net interest margin in 2009 was due to a decrease in the cost of interest bearing liabilities of 85 basis points while the yield on interest earnings assets decreased by 71 basis points.  The Company’s cost of interest bearing liabilities decreased for all categories of interest bearing liabilities, primarily time deposits and savings and others.  Also contributing to the increase in net interest income for 2009 was an increase in average non-interest bearing deposits to $110.1 million from $97.7 million.

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

Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2008 through 2010.

Table 2 - Average Balance Sheets and Rates for Years Ended 2010, 2009 and 2008

For analytical purposes, net interest margin and net interest spread are adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	2010			2009			2008
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Earning assets:
Interest-bearing deposits in other financial
institutions	$40,879	$84	0.21%	$40,323	$133	0.33%	$12,122	$241	1.99%
Taxable securities	120,390	3,971	3.31	104,507	4,623	4.42	94,667	4,798	5.07
Tax-exempt securities	47,068	3,164	6.74	34,760	2,309	6.64	16,350	1,056	6.46
Total loans and fees (1)(2)	523,982	29,589	5.66	587,970	32,713	5.56	639,275	38,833	6.07
FHLB and Federal Reserve stock	7,489	162	2.17	8,315	269	3.24	8,141	338	4.15
Total earning assets	739,808	36,970	5.01	775,875	40,047	5.16	770,555	45,266	5.87
Non-interest earning assets:
Less: Allowance for loan losses	(13,794)			(13,688)			(6,763)
Non-earning assets:
Cash and due from banks	36,081			28,075			24,924
Bank premises and equipment, net	14,093			14,815			15,160
Other assets	44,255			39,391			40,266
Total assets	$820,443			$844,468			$844,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Savings and other	$245,431	$1,213	0.50%	$224,330	$1,340	0.60%	$212,475	$2,771	1.30%
Time deposits	242,907	4,269	1.76	278,498	8,288	2.98	272,847	10,758	3.94
Other borrowings	54,567	828	1.52	61,361	883	1.44	70,691	1,403	1.98
FHLB advances	54,626	1,451	2.66	85,905	4,281	4.98	106,969	5,605	5.24
Subordinated debenture	17,000	419	2.47	17,000	526	3.09	17,000	916	5.39
Total interest bearing liabilities	614,531	8,180	1.33	667,094	15,318	2.30	679,982	21,453	3.15
Non-interest bearing liabilities:
Non-interest bearing deposits	135,843			110,108			97,726
Other liabilities	6,261			4,529			2,633
Shareholders’ equity	63,808			62,737			63,801
Total liabilities and shareholders’ equity	$820,443			$844,468			$844,142
Net interest income (taxable equivalent basis).		28,790			24,729			23,813
Less: taxable equivalent adjustment		(1,076)			(785)			(359)
Net interest income		$27,714			$23,944			$23,454
Net interest spread			3.68%			2.86%			2.72%
Net interest margin			3.90%			3.19%			3.09%

(1)   The amount of direct loan origination cost included in interest on loans was $591, $726, and $412 for the years ended December 31, 2010, 2009, and 2008, respectively.
(2)  Includes loans held for sale and non-accruing loans in the average loan amounts outstanding.

Table 3 illustrates the extent to which changes in interest rates on a fully taxable equivalent basis and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.  A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

Table 3 - Volume/Rate Variance Analysis

	Year Ended December 31,2010 compared to Year Ended December 31, 2009			Year Ended December 31,2009 compared to Year Ended December 31, 2008
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
Interest income:
Interest-bearing deposits with other financial institutions	$(49)	$2	$(51)	$(108)	$216	$(324)
Taxable securities	(652)	636	(1,288)	(175)	470	(645)
Tax-exempt securities	855	827	28	1,253	1,222	31
Total loans and fees	(3,124)	(3,607)	483	(6,120)	(2,989)	(3,131)
FHLB and Federal Reserve stock	(107)	(25)	(82	(69)	7	(76)
Total increase (decrease) in interest income	(3,077)	(2,167)	(910)	(5,219)	(1,074)	(4,145)

Interest expense:
Savings and other	(127)	118	(245)	(1,431)	147	(1,578)
Time deposits	(4,019)	(956)	(3,063)	(2,470)	219	(2,689)
Other borrowings	(55)	(101)	46	(520)	(169)	(351)
FHLB advances	(2,830)	(1,240)	(1,590)	(1,324)	(1,060)	(264)
Subordinated debenture	(107)	-	(107)	(390)	-	(390)
Total increase (decrease) in interest expense	(7,138)	(2,179)	(4,959)	(6,135)	(863)	(5,272)
Increase (decrease) in net interest income	$4,061	$12	$4,049	$916	$(211)	$1,127

Non-interest Income

Non-interest income was $7.4 million for 2010, $6.3 million for 2009, and $6.1 million for 2008.  For the year ended December 31, 2010, non-interest income increased by 17.2%, due to increases in net gain on sales of available for sale securities of $371,000, commission income of $77,000, interchange income of $68,000 and a reduction in other-than-temporary impairment losses of $740,000, offset by decreases in gain on sale of loans of $197,000.  In 2009, non-interest income increased 3.9% as compared to 2008 due to increases in net gain on sales of available for sale securities of $1.0 million, mortgage banking income of $147,000 and gain on sale of loans of $197,000 and other income of $164,000, offset by an other-than-temporary impairment loss of $1.1 million and decreases in commission income of $141,000 and a change in the fair value and cash settlement of interest rate swaps of $180,000.

Table 4 provides a breakdown of the Company’s non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

	Year Ended December 31,			Percent Increase/(Decrease)

(Dollars in thousands)	2010	2009	2008	2010/2009	2009/2008

Service charges on deposit accounts	$3,433	$3,453	$3,356	(0.6)%	2.9%
Commission income	130	53	194	145.3	(72.7)
Net gain on sale of available for sale securities	1,751	1,380	364	26.9	279.1
Mortgage banking income	365	314	167	16.2	88.0
Gain on sale of loans	-	197	-	(100.0)	NM
Earnings on company owned life insurance	720	745	734	(3.4)	1.5
Change in fair value and cash settlement of interest rate swaps	-	-	180	-	(100.0)
Interchange income	907	839	811	8.1	3.5
Net impairment loss recognized in earnings	(360)	(1,100)	-	(67.3)	NM
Other	468	445	281	5.2	58.4
Total	$7,414	$6,326	$6,087	17.2%	3.9%

Service charges on deposit accounts decreased slightly by $20,000 to $3.4 million for the year ended December 31, 2010.  Of the $3.4 million of service charge income recognized in 2010, approximately $2.5 million was earned from non-sufficient funds and overdraft fees charged to customers.  On July 1, 2010 regulatory changes required customers to opt in or affirmatively consent to overdraft services and provides them with an ongoing right to revoke consent.  Also, we must provide customers who do not opt in with the same account terms, conditions and features, including price, as provided to customers who do opt in.  As a result of the aforementioned regulatory change, non-sufficient funds and overdraft fees decreased by $165,000 from 2009 to 2010.  The decrease in non-sufficient funds and overdraft fees in 2010 was partially offset by an increase in service fees on deposit accounts of approximately $100,000.  The Company is continuing to investigate alternatives for replacing lost fee income due to recent regulatory changes.  Service charges on deposit accounts increased slightly by $97,000 to $3.5 million in 2009 from $3.4 million in 2008.  The increase was mostly attributable to fees earned on a new retail deposit product implemented in 2007 which accounted for approximately $45,000 of the increase from 2008.  Of the $3.5 million of service charge income recognized in 2009, approximately $2.7 million is earned from non-sufficient funds and overdraft fees charged to customers.

Commission income from investment products offered to customers through our alliance with Wells Fargo Advisors increased $77,000 for the year ended December 31, 2010 to $130,000 from the year prior.  In 2009, income decreased to $53,000 from $194,000 for the equivalent period in 2008.  During 2009, the Company transitioned its relationship from Smith Barney to Wells Fargo, as a result, there was a period during 2009 for which the Company did not recognize commission income.

In 2010, the Company received net proceeds of $117.8 million on sales of available for sale securities for net gains of $1.8 million compared to proceeds of $76.5 million and net gains of $1.4 million in 2009.  The proceeds from sales were reinvested in the security portfolio.  Management continues to selectively sell securities when the proceeds can be reinvested in similar securities with equivalent yields, usually with longer maturities.

Mortgage banking income increased by $51,000 to $365,000 for the year ended December 31, 2010 compared to $314,000 in 2009.  In 2010, the Company originated $20.2 million of loans for sale into the secondary market as compared to $21.2 million in 2009 as customers continued to take advantage of historically low interest rates and government incentive programs.  In 2009, mortgage banking income increased by $147,000 to $314,000 compared to $167,000 in 2008.  In 2009, the Company originated $21.2 million of loans for sale into the secondary market as compared to $13.6 million in 2008.

In 2009, the Company sold fixed rate 1-4 family residential loans previously held for an investment with a book value of $14.5 million for a gain of $197,000 to a third party investor.  Management sold these long-term fixed rate loans to reduce the Company’s exposure to rising interest rates and increased liquidity.  The Company did not sell loans held for investment in 2010 or 2008.

Earnings on company owned life insurance decreased slightly to $720,000 for the year ended December 31, 2010 from $745,000 for the equivalent period in 2009.  The income decreased in 2010 due to a decrease in the crediting rate by the companies that issued the policies.  The Company did not purchase or exchange any policies during 2010.  During 2009, earnings on company owned life insurance increased slightly to $745,000 compared $734,000 in 2008 as the crediting rate remained relatively consistent with 2008.  The Company did not purchase or exchange any policies during 2010 or 2009.

Interchange income increased to $907,000 in 2010 from $839,000 in 2009.  The Company has focused on increasing interchange income through various initiatives including offering incentives to current and new customers.  In addition, the Company has added new deposit accounts during 2010 which also factored into the increase in interchange income.

The Company recorded a net other-than-temporary impairment (“OTTI”) charge in earnings of $360,000 for the year ended December 31, 2010 compared to a charge of $1.1 million in 2009.  In 2010 and 2009, the Company recorded OTTI charges on five of its six pooled trust preferred securities (“CDO”), which consisted of bank issuers (the one CDO for which the Company did not record an OTTI charge is comprised of insurance companies).  Beginning in 2008 and continuing into 2009 and 2010 we noted a continuing decline in the fair value of our CDO portfolio due to market illiquidity and a lack of transactions involving these types of securities.  Additionally, as the economic downturn continued in 2010, we noted further deterioration in the financial condition of the underlying issuers, particularly those pools with issuer banks.  Also, we noted an increase in the number of issuers deferring and defaulting on the underlying notes in the CDO’s consistent with the increase in bank closures.  Our analysis to determine OTTI is based on estimating the expected cash flows to be received from the underlying issuers and determining the present value of cash flows expected to us utilizing an appropriate discount rate (see footnote 2 to the Consolidated Financial Statements for further discussion).  At December 31, 2010, the fair value of our CDO’s has yet to recover.  Although an appropriate amount of OTTI has been recorded in 2009 and 2010, further deterioration in the issuers in the CDO’s could lead to future OTTI charges should they be significant.

Non-interest Expense

Non-interest expense decreased to $22.5 million for the year ended December 31, 2010 from $41.2 million in 2009.  Most categories of non-interest expense declined from the previous year including:  salaries and employee benefits, occupancy, equipment, marketing and advertising, legal and professional service fees, FDIC insurance premiums, goodwill and other intangible asset impairment, prepayment penalties on extinguishment of debt, foreclosed and repossessed assets, net, and other expense.  Generally, the reductions were achieved through expense reduction initiatives implemented in the second and third quarters of 2009 which were continued into 2010.  Non-interest expense increased to $41.2 million for the year ended December 31, 2009 from $22.6 million for 2008, due to a goodwill and other intangible asset impairment charge of $16.2 million, prepayment penalties on extinguishment of debt of $838,000 and increases in occupancy expense of $248,000, data processing of $567,000, legal and professional fees of $474,000, FDIC insurance premiums of $1.2 million, and foreclosed and repossessed asset expense $448,000, offset by decreases in salaries and employee benefits of $965,000, equipment expense of $116,000, and marketing and advertising of $206,000.

Table 5 provides a breakdown of the Company’s non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense

	Year Ended in December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2010	2009	2008	2010/2009	2009/2008

Salaries and employee benefits	$10,492	$11,160	$12,125	(5.99)%	(8.0)%
Occupancy	2,053	2,417	2,169	(15.1)	11.4
Equipment	1,215	1,419	1,535	(14.4)	(7.6)
Data processing	2,508	2,498	1,931	0.4	29.4
Marketing and advertising	241	362	568	(33.4)	(36.3)
Legal and professional	1,379	1,627	1,153	(15.2)	41.1
FDIC insurance premiums	1,370	1,685	480	(18.7)	251.0
Goodwill and other intangible asset impairment	-	16,154	-	(100.0)	NM
Prepayment penalties on extinguishment of debt	335	838	-	(60.0)	NM
Foreclosed and repossessed assets, net	548	665	217	(17.6)	206.5
Other	2,320	2,343	2,376	(0.1)	(0.1)
Total	$22,461	$41,168	$22,554	(45.4)%	82.5%

Salaries and benefits decreased to $10.5 million for the twelve months ended December 31, 2010 compared to $11.2 million in 2009 while the number of full time equivalent employees (“FTE”) was 199 at the end of each year or $53,000 expense per FTE in 2010 versus $56,000 in 2009.  The reduction in expense was primarily achieved due to reductions in staff in the middle of 2009 which lowered the Company’s base compensation from $9.6 million in 2009 to $8.7 million in 2010.  Also contributing to the decrease in salaries and employee benefits was a reduction in the employer portion of insurance benefits of $124,000 from the aforementioned reduction in FTEs and new health insurance plan options offered to employees which had lower premiums and a decrease of $77,000 in expenditures for education and other employee benefits.  These decreases were partially offset by an increase in stock award and bonus/incentive expense of $474,000 from 2009 to 2010.  Due to the Company’s performance in 2009, all stock and bonuses with performance conditions tied to earnings were not met, therefore, expense was not recognized in 2009 related to these plans.  In 2010, the Company achieved at least the minimum threshold for most of the plans and recorded the appropriate expense as determined by the Company’s compensation committee and performance conditions.  In 2009, salaries and benefits decreased to $11.2 million compared to $12.1 million for the equivalent period in 2008.  The primary cause for the decrease was the reduction in the Company’s full time equivalent employees to 199 at December 31, 2009 from 238 at December 31, 2008 which reduced expense for wages by $503,000 as well as related payroll taxes by $62,000.  Additionally, the Company had reduction for incentive compensation of $116,000 and other stock based compensation of $257,000.  The reduction in incentive compensation and stock based compensation was directly attributable to the Company’s earnings performance in 2009.  In 2009, incentive compensation was suspended during the third quarter as a result of the net loss available to common shareholders for the second quarter while the minimum earnings thresholds were not met for certain stock based compensation grants with 2009 fiscal year performance criteria.

Occupancy expense decreased by $364,000 to $2.1 million in 2010 from $2.4 million in 2009 due to reductions in property taxes, utilities, and depreciation expense.  During 2010, the Company closed one of its branch locations in the Jefferson County Kentucky market which lowered utilities and other related costs of operating the branch.  In addition, the Company completed depreciating certain leasehold improvements during 2010 which resulted in a significant decrease in expense.  Occupancy expense increased to $2.4 million for the twelve months ended December 31, 2009 from $2.2 million in 2008 due primarily to increases in property taxes on the Company’s owned branch locations of $180,000 and utility expenses of $50,000.  The increase in property taxes was related to the adjustment of the taxable value of the Company’s Floyd and Clark County, Indiana branches by the local taxing authorities.

Equipment expense was $1.2 million for the year ended December 31, 2010, a reduction of $204,000 from $1.4 million in 2009 due to reductions in depreciation expense of $99,000 and maintenance and repairs expenditures of $57,000.  As previously noted, the Company implemented several cost reduction initiatives during 2009, one of which was a limitation on purchases of equipment and software.  Because equipment and software have short depreciable lives, typically between 3 to 7 years, lower capital expenditures have an immediate impact on the Company’s depreciation expense.  Management will continue to carefully review the return on investment for capital expenditures in 2011 and beyond to insure that efficient use of purchases is achieved.  Equipment expense decreased $116,000 to $1.4 million for 2009 from $1.5 million in 2008.  The decrease was the result of the Company’s efforts to reduce non-interest expense including expenditures on furniture and fixtures below the Company’s capitalization limit.

Data processing expense in 2010 remained consistent with 2009 at $2.5 million as reductions in expenditures in communication lines and hardware maintenance were offset by an increase in expense for the Company’s third party core data processor.  The increase in core data processor expense was due to the outsourcing of proof operations during 2010 which management estimates will be offset by reductions in hardware maintenance and personnel costs.  In 2009, data processing expense increased to $2.5 million from $1.9 million for 2008.  The increase was primarily due to expenses related to the conversion of SCSB’s third party core data processor during 2009 including termination expenses for exiting existing associated contracts.

Marketing and advertising expense decreased to $241,000 for 2010 from $362,000 in 2009.  The reduction was achieved by decreases in the expenditures for newspaper advertising and promotional items.  Marketing and advertising expense decreased to $362,000 for the twelve months ended December 31, 2009 from $568,000 for the equivalent period in 2008.  The decrease was due to efforts to reduce expense in 2009 and also from marketing expenditures in 2008 that were not repeated in 2009.

Legal and professional service fees decreased to $1.4 million for the twelve months ended December 31, 2010 as compared to $1.6 million for the equivalent period in 2009.  The decrease in was attributable to reductions in legal fees incurred to resolve past due loans of $96,000 and other legal fees of $150,000.  The Company continues to have elevated levels of non-performing assets which will necessitate higher legal fees then we have historically incurred to collect and dispose of any foreclosed assets.  Legal and professional fees increased by $474,000 to $1.6 million for 2009 from $1.2 million in 2008.  The increase is directly attributable to legal fees associated with collection and repossession efforts associated with the Company’s loan portfolio.  During 2009, the Company experienced a significant increase in its non-performing loans which necessitated an increase in expenditures on legal fees.  In addition, the Company has several large credit relationships that have been in collection proceedings and negotiations for an extensive period of time which has led to enhanced fees as well.

FDIC insurance premiums were $1.4 million in 2010, a decrease of $315,000 from $1.7 million in 2009 due primarily to a special assessment by the FDIC in 2009 of $370,000 which was not repeated in 2010.  FDIC insurance premiums increased to $1.7 million for the twelve months ended December 31, 2009, or $1.2 million, from $480,000 for the same period in 2008.  Beginning in 2008 and continuing into 2009  and 2010, the number of bank failures has placed continued stress on the FDIC and its funds reserved to cover depositors of failed institutions (up to the insured limit).  As a result, the FDIC undertook several initiatives during 2009 in an effort to replenish its funds including the implementation of the aforementioned special assessment which was payable on June 30, 2009 and requiring the prepayment of 3 years of assessments on December 30, 2009.  The prepaid assessment was based on YCB’s and SCSB’s current annual assessment rate in effect on September 30, 2009 for the 2010 prepayment and increased by 3 basis points for 2011 and 2012.  The assessment was multiplied by the deposits reported in each bank’s call reports at September 30, 2009 and increased quarterly by a 5% annual growth rate.  As of December 31, 2010 and 2009, the Company’s prepaid FDIC assessment was $3.7 million and $4.9 million, respectively.

The Company recorded a goodwill and other intangible asset impairment charge of $16.2 million for the year ended December 31, 2009 which was not repeated in 2010.  The Company had historically tested its goodwill and other intangible assets for impairment in the fourth quarter of each year, however, beginning in 2008 and extending into 2009, the Company’s stock price traded at a market price less than its per share common book value necessitating more frequent evaluations.  In 2009, the Company’s first quarter net income was less than historical amounts due to increasing delinquencies and deterioration in the loan portfolio while the Company recorded a significant provision in the second quarter as the loan portfolio continued to demonstrate weakness and several large relationships were downgraded.  As a result, the Company performed an impairment analysis as of June 30, 2009 which indicated its goodwill was impaired.  To evaluate goodwill, the Company engaged third party valuation consultants to assist with valuing the Company and its other intangible assets.  The results of these analyses indicated that all of the Company’s recorded goodwill was impaired, or $15.3 million, while an impairment charge of $819,000 was required for other intangible assets (see footnote 5 of the Consolidated Financial Statements for further information).  After the impairment charges, the Company had $1.1 million and $1.4 million of other intangible assets on its balance sheet as of December 31, 2010 and 2009, respectively, that were subject to impairment evaluation in the future.

During the twelve months ended December 31, 2010 and 2009 the Company incurred $335,000 and $838,000 in prepayment penalties on extinguishment of debt for the prepayment of $10.5 million and $56.5 million of FHLB advances, respectively.  In total, the Company prepaid $67.0 million in putable advances that carried a weighted average cost of 6.03% which was significantly higher compared to the Company’s other cost of funds.  Management determined the penalties incurred for prepaying the advances would be more than offset by a reduction in interest expense over the remaining scheduled maturities for each advance.  The prepaid advances were not replaced with other borrowings, therefore, the penalties were entirely expensed in 2010 and 2009.

Foreclosed and repossessed assets expense, net was $548,000 for the twelve months ended December 31, 2010 from $665,000 in 2009 due primarily to realized net gains on sales of $12,000 in 2010 as compared to net losses of $(107,000) in 2009.  Management was successful in reducing the balance of foreclosed and repossessed assets to $3.6 million as of December 31, 2010 from $5.2 million at end of 2009, however, due to current level of non-performing assets, it is likely the Company will continue to maintain a higher than historical average balance in 2011.  In 2009, foreclosed and repossessed assets expense, net increased to $665,000 from $217,000 for the equivalent period in 2008.  The increase was attributable to the deterioration of the Company’s loan portfolio and the subsequent foreclosure, maintenance, and disposition of the collateral.  In 2009, the Company transferred $6.8 million of loans to foreclosed and repossessed assets while realizing net proceeds from those sales of $2.4 million resulting in net losses from dispositions of $107,000.  In addition, the foreclosed and repossessed asset expense was significantly impacted by payments for delinquent property taxes on foreclosed real estate.

Income Tax Expense (Benefit)

Income tax expense was $1.8 million for the twelve months in 2010 compared to an income tax benefit of $(4.9) million for the equivalent period in 2009.  The change was the result of the large increase in the Company’s pre-tax earnings from 2009.  Going forward, the Company’s income tax provision will be impacted by the expiration of $180,000 tax credits at the end of 2010 from participation in the New Markets Tax Credit program.  Management has invested in a low income housing development project that will result in tax credits, the timing of which will be dependent upon completion and disposition of the developed properties in an effort to offset the loss.  The credits from this new project will not fully offset those lost from the New Markets Tax Credit program.  Income tax benefit was $(4.9) million for the year ended December 31, 2009 from $(691,000) for the same period in 2008.  The increase in the income tax benefit over the period was attributable to Company’s net loss recognized before income taxes in 2009 of $(26.8) million as compared to net income before taxes of $130,000 in 2008.  The Company did not recognize a tax benefit in 2009 for the $16.2 million goodwill and other intangible asset impairment charge as it was not a deductible item for tax purposes.

Financial Condition

Loan Portfolio

The Company’s loan portfolio decreased to $513.1 million as of December 31, 2010 from $543.4 million at December 31, 2009.  All categories of loans, with the exception of Commercial loans, declined from the previous year with the largest decrease occurring in the Company’s commercial real estate portfolio.  The decreases were due to loan charge-offs during the year of $8.7 million and as well as soft loan demand which resulted in net loan repayments during the year of $21.7 million.  The Company’s loan portfolio mix changed slightly from 2009 as commercial loans increased to 20.1% of the total portfolio at the end of 2010 from 17.3% in 2009 while commercial real estate loans decreased to 33.5% in 2010 from 35.6% in 2009.  All other categories remained relatively unchanged from the previous year.

Commercial loans, which consist of loans to business customers secured by business assets such as accounts receivable, inventory, and equipment, increased to $103.3 million as of December 31, 2010 from $94.2 million at December 31, 2009.  Management has focused on increasing the diversity of the Company’s loan portfolio by reducing the percentage of loans to business customers secured by real estate.  The results of these efforts were reflected in the growth in the commercial portfolio over 2010.  Also contributing to the increase was the relatively low charge-offs as compared to other portfolio segments which totaled $843,000 in 2010 of the total of $8.7 million.  Commercial loans have certain inherent risks which require loan officers to carefully monitor the borrower’s financial condition and receive periodic updates on the aging and balance of accounts receivable and inventory, if secured by these types of assets.  Should the Company be forced to pursue foreclosure, there can often be significant erosion in the value of the collateral securing these types of loans.  The value of equipment securing commercial borrowings generally tends to depreciate in value rapidly and/or may be industry specific with a limited market for resale.  Accounts receivable are most likely have significant past due issues if the borrower is having financial difficulty and also may be worth a fraction of the balance while inventory may be stale.

Construction loans decreased from $51.6 million at December 31, 2009 to $48.9 million as of December 31, 2010.  The decline in construction loans was attributable to charge-offs totaling $4.1 million for 2010 as compared to $5.7 million in 2009.  Construction loans consist of both individual and business borrowings for the development and construction of 1-4 family residences and subdivisions.  Beginning in 2008, the Company has experienced a high rate of delinquency and charge-offs in this portfolio, mostly to developers of multiple properties, as the market for new homes in our market area slowed.  The repayment of commercial construction loans is dependent on the resale to third parties in a timely fashion.  Should there be a significant delay in selling the finished properties or a downturn in the market, the developer may not receive cash sufficient to service their borrowings.  In addition, if the Company forecloses on a partially or fully developed property, there can be significant erosion in value as the improvements may have deteriorated resulting in losses to the Company.  Management has continued to work with our construction borrowers who are having difficulty to minimize our loss exposure and prevent foreclosure including restructuring where appropriate.

Commercial real estate loans decreased by $21.6 million to $171.9 million at December 31, 2010 from $193.6 million as of December 31, 2009.  Most of the decline in commercial real estate loans was due to low new loan demand in addition to charge-offs in 2010 totaling $1.9 million.  Given the sluggish economic conditions, loan demand for new commercial real estate loans has been minimal with most new loans during the year coming from refinancing of existing debt with other financial institutions.  Also, we have had strong competition from other financial institutions in our market for new commercial real estate loans to qualified customers and, in some cases, we have declined to match offering rates that we believed were not commensurate with the associated risk.

Residential real estate loans were $177.4 million as of December 31, 2010 as compared to $189.4 million at December 31, 2009, a decrease of $12.0 million.  Residential loans included borrowings secured by first and second liens on 1-4 family residential properties, including home equity lines of credit.  The decrease in the portfolio was mostly due to soft loan demand as home sales in the Company’s market have been depressed resulting in fewer new loan originations.

At the end of 2010, the Company was servicing $8.0 million in mortgage loans for other investors compared to $10.4 million in 2009.  Loans serviced for others consist of loans the Company has sold to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained by the Company.

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

Table 6 provides a breakdown of the Company’s loans by type during the past five years.

Table 6 - Loans by Type
	As of December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Commercial	$103,295	$94,168	$95,365	$88,353	$80,132
Construction	48,872	51,592	73,936	87,364	83,944
Commercial Real Estate	171,931	193,577	206,973	191,774	179,405
Residential Real Estate	177,411	189,403	237,769	247,211	249,800
Consumer	11,578	14,679	18,538	21,346	20,305
Total loans	$513,087	$543,419	$632,581	$636,048	$613,586

Table 7 illustrates the Company’s fixed rate maturities and repricing frequency for the loan portfolio.

Table 7 - Selected Loan Distribution
As of December 31, 2010 (Dollars in thousands)	Total	One Year or Less	Over One Through Five Years	Over Five Years
Fixed rate maturities:
Commercial	$49,753	$7,340	$21,519	$20,894
Construction	10,981	2,448	6,552	1,981
Commercial Real Estate	97,539	11,529	67,483	18,527
Residential Real Estate	114,829	7,571	47,533	59,725
Consumer	11,358	3,096	7,809	453
Total fixed rate maturities	$284,460	$31,984	$150,896	$101,580

Variable rate maturities:
Commercial	$53,542	$47,018	$4,220	$2,304
Construction	37,891	27,043	9,913	935
Commercial Real Estate	74,392	11,807	2,996	59,589
Residential Real Estate	62,582	10,477	14,948	37,157
Consumer	220	89	48	83
Total variable rate maturities	$228,627	$96,434	$32,125	$100,068

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

The Company maintains the allowance for loan losses at a level that is sufficient to absorb probable credit losses incurred in its loan portfolio.  The allowance is determined based on the application of loss estimates to graded loans by categories.  Management determines the level of the allowance for loan losses based on its evaluation of the collectability of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows.  The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses.  As of December 31, 2010, the Company’s allowance for loan losses totaled $10.9 million, a decrease of $4.4 million from December 31, 2009 which lowered the allowance for loan losses to total loans ratio to 2.11% from 2.80% for the same periods, respectively.  The Company’s net charge-offs totaled $8.2 million in 2010, down from $10.2 million for the 2009 fiscal year as all loan categories continued to experience higher than historical losses.  Beginning in late 2007 the Company has experienced an elevated level of non-performing loans coupled with a significant decline in the collateral values securing certain types of loans in its portfolio, specifically construction real estate.  The Company’s loan portfolio has had increases in past due loans, impaired loans, and classified loans beginning in 2007 through 2009 before improving slightly in 2010 which has led to an increase in charge-offs for those credits management has determined to be uncollectible.  Management has allocated amounts for probable incurred losses in the Company’s loan portfolio based on the best estimate available as of December 31, 2010.

Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered adequate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectability of the Company’s loan portfolio.  The provision for loan losses decreased to $3.8 million for the twelve months ended December 31, 2010 from $15.9 million for the same period in 2009, or $(12.1) million and (75.9)%.  The provision for loan losses in 2010 was attributable to the continued elevated level of non-performing and classified loans.  During 2010, the volume of new identified problem credits slowed as compared to 2009 which resulted in a reduction in the Company’s total non-performing loans to $25.4 million at December 31, 2010 from $31.2 million at December 31, 2009.  While the volume of new problem credits has slowed, the impact of new identified credits continues to be at a level that required a significant provision for loan losses during the year.  The Company’s local economy continues to be weak and which has started to impact some of the stronger borrowers who have been able to service their debt previously.  Also, loans that have previously been classified have either become more severely past due and have accordingly been downgraded during the year which has resulted in more provision for loan losses as well.  As of December 31, 2010, the Company had a total of $14.8 million in loans classified as doubtful and $24.2 million classified as substandard.  Of the total balance of substandard and doubtful loans, $15.8 million were construction loans.  Beginning in 2008, the Company has had significant collection issues in its construction portfolio which has led to aggregate charge-offs of $10.6 million of the total $22.9 million total charge-ffs for the three year period ended December 31, 2010 despite representing only approximately 10% of the Company entire loan portfolio over the same period.  In addition, $25.3 million of the $48.9 million construction loans outstanding as of December 31, 2010, were classified with an allocated allowance for loan losses of $1.9 million as of the same date.  In an effort to properly identify and resolve problem credits in the construction portfolio, management has undertaken several initiatives including loan reviews of unclassified construction credits and weekly meetings with loan officers.  While management believes all construction loans have been properly classified as of December 31, 2010 with the appropriate allocation of allowance for loan losses, there can be no assurance that provision for loan losses in the future will decrease for this portfolio segment.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events.  Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may differ from actual results.

Table 8 provides the Company’s loan charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience

	Year Ended in December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Allowance for loan losses at beginning of year	$15,236	$9,478	$6,316	$5,654	$5,920
Acquired allowance of SCSB, July 1,2006	-	-	-	-	754
Charge-offs:
Commercial	(843)	(2,122)	(1,080)	(207)	(138)
Construction	(4,063)	(5,742)	(780)	-	(600)
Commercial real estate	(1,885)	(411)	(720)	(44)	(193)
Residential real estate	(1,557)	(1,449)	(730)	(360)	(61)
Consumer	(340)	(661)	(503)	(190)	(362)
Total	(8,688)	(10,385)	(3,813)	(801)	(1,354)
Recoveries:
Commercial	212	52	7	92	26
Construction	22	-	2	-	-
Commercial real estate	102	14	4	9	9
Residential real estate	68	40	5	16	-
Consumer	79	112	100	50	37
Total	483	218	118	167	72
Net loan charge-offs	(8,205)	(10,167)	(3,695)	(634)	(1,282)
Provision for loan losses	3,833	15,925	6,857	1,296	262
Allowance for loan losses at end of year	$10,864	$15,236	$9,478	$6,316	$5,654

Ratios:
Allowance for loan losses to total loans	2.11%	2.80%	1.50%	0.99%	0.92%
Net loan charge-offs to average loans	1.57	1.73	0.58	0.10	0.22
Allowance for loan losses to non-performing loans	42.82	48.81	45.78	55.51	101.58

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

   Table 9 - Management's Allocation of the Allowance for Loan Losses

	As of December 31,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
Commercial	$3,245	20.1%	$3,032	17.3%	$1,119	15.1%	$1,716	13.9%	$1,501	13.1%
Construction	1,893	9.5	6,633	9.5	3,492	11.7	199	13.7	48	13.7
Commercial Real Estate	2,499	33.5	1,828	35.6	3,244	32.7	2,857	30.2	2,992	29.2
Residential Real Estate	2,803	34.6	3,243	34.9	1,154	37.6	1,343	38.8	914	40.7
Consumer	424	2.3	500	2.7	469	2.9	201	3.4	199	3.3
Total	$10,864	100.0%	$15,236	100.0%	$9,478	100.0%	$6,316	100.0%	$5,654	100.0%

Asset Quality

Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  The Company defines impaired loans to be those loans that management has determined it is probable, based on current information and events, the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans individually classified as impaired decreased to $26.2 million at December 31, 2010 from $32.0 million at December 31, 2009.  Impaired loans at December 31, 2010 and 2009 included $10.4 million and $8.6 million, respectively, of troubled debt restructurings (“TDR’s”).

Total non-performing loans decreased from $31.2 million at December 31, 2009 to $25.4 million at December 31, 2010 with total non-performing assets decreasing to $29.0 million from $36.4 million as of the same dates, respectively.  Non-performing assets also include foreclosed real estate and other repossessed assets that have been acquired through foreclosure or acceptance of a deed in lieu of foreclosure.  Foreclosed real estate and repossessed assets are carried at fair value less estimated selling costs, and are actively marketed for sale.  Also included in non-performing assets at December 31, 2010 were $10.4 million of TDR’s, which included one large commercial real estate credit totaling $8.1 million.  The structure of the loans for this credit relationship are such that management does not anticipate it will be able to remove it from TDR status until the loans are repaid or the relationship is refinanced at a market rate commensurate with the risk inherent in the credit which is not anticipated to occur in the immediate future.  The customer is currently performing under the modified terms of the loan agreement.  For further information on non-performing loans and their impact on the Company’s earnings, see discussion above under “Allowance and Provision for Loan Losses”.

Table 10 provides the Company’s non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

	As of December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Loans on non-accrual status (1	$15,013	$22,653	$20,702	$11,134	$5,566
Troubled debt restructurings	10,361	8,562	-	-	-
Loans past due 90 days or more and still accruing	-	-	-	244	-
Total non-performing loans	25,374	31,215	20,702	11,378	5,566
Other assets owned	3,633	5,190	1,241	575	457
Total non-performing assets	$29,007	$36,405	$21,943	$11,953	$6,023

Percentage of non-performing loans to total loans	4.92%	5.74%	3.27%	1.79%	0.91%
Percentage of non-performing assets to total loans	5.62	6.70	3.47	1.88	0.98

 (1) Impaired loans on non-accrual status are included in loans.  See Note 3 to the Consolidated Financial Statements for additional discussion on impaired loans.

Investment Securities

Table 11 sets forth the breakdown of the Company’s securities portfolio for the past five years.

Table 11 - Securities Portfolio

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Securities Available for Sale:
U.S. Government and federal agency	$-	$-	$-	$6,077	$29,972
State and municipal	56,498	49,809	20,542	13,312	11,645
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	146,083	120,084	97,588	73,252	67,304
Collateralized debt obligations, including trust preferred securities	1,359	2,585	3,285	6,583	12,150
Mutual Funds	248	245	244	241	240
Total securities available for sale	$204,188	$172,723	$121,659	$99,465	$121,311

Table 12 sets forth the breakdown of the Company’s investment securities available for sale by type and maturity as of December 31, 2010.  For analytical purposes, the weighted average yield on state and municipal securities is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt securities.  A tax rate of 34% was used in adjusting interest on tax-exempt securities to a fully taxable equivalent (“FTE”) basis.

Table 12 - Investment Securities Available for Sale

	As of December 31, 2010
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
State and municipal
Within one year	$19	$19	8.84%
Over one through five years	1,658	1,747	6.39
Over five through ten years	11,090	11,340	5.53
Over ten years	42,531	43,392	6.60
Total state and municipal	55,298	56,498	6.38

Collateralized debt obligations, including trust preferred securities
Over ten years	4,069	1,359	2.14

Total mutual funds	250	248	3.21

Residential mortgage-backed agencies issued by U.S. Government sponsored entities
Over one through five years	421	444	4.64
Over five through ten years	25,482	26,028	3.22
Over ten years	119,065	119,611	3.47
Total mortgage-backed securities	144,968	146,083	3.43

Total available for sale securities	$204,585	$204,188	4.20%

Securities available for sale increased from $172.7 million at December 31, 2009 to $204.2 million at December 31, 2010.  The increase in available for sale securities was due primarily to purchases of $173.4 million, offset by maturities, prepayments, and calls of $21.9 million and sales of $117.8 million during 2009. The current strategy for the securities portfolio is to maintain an intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates.  The investment portfolio primarily consists of mortgage-backed securities, securities issued by the United States government and its agencies, securities issued by states and municipalities, and trust preferred securities.  Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.

A significant portion of the Company’s unrealized losses at December 31, 2010 were related to six trust preferred securities comprised of debt of banks and insurance companies.  The decrease in the fair value of these securities is due primarily to the lack of transactions and the credit risk for these types of securities as market participants are currently unwilling to conduct transactions unless forced to do so.  Also, the Company recorded an other-than-temporary impairment charge through earnings on three of the six securities in 2010.  See footnote 2 to the Company’s consolidated financial statements for further discussion of the fair value of these securities and management’s evaluation of other-than-temporary impairment.

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

Total deposits increased by $26.4 million to $618.8 million at December 31, 2010 due to increases in both interest bearing deposits of $21.6 million and non-interest bearing deposits of $4.8 million.  The increase in total and interest bearing deposits was mostly attributable to an increase in of $29.8 million in money market deposits offset by a decline in certificates of deposits and individual retirement accounts of $13.3 million.  In 2010, management continued its focus on repricing maturing certificates of deposits and the current offering rates for other interest bearing deposit accounts given the current rate environment.  Because the Company continued to have soft loan demand and excess liquidity, management was able to reprice deposits rates at or below rates offered in its markets.  Despite the reduction in rates, the Company saw an increase in its money market accounts which carry the highest transaction account offering rates.  The Company’s non-interest bearing deposits increased in 2010 due to an emphasis on growing these types of accounts such as allocating a significant portion of incentive based compensation for business service and retail employees on growth of non-interest deposits.

Table 13 provides a profile of the Company’s deposits during the past five years.

Table 13 – Deposits

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Demand (NOW	$85,520	$83,748	$91,641	$94,939	$63,542
Money market accounts	149,777	119,991	101,032	107,880	115,248
Savings	35,127	31,721	29,302	26,971	30,264
Individual retirement accounts-certificates of deposit	31,760	32,583	28,981	29,298	27,054
Certificates of deposit, $100,000 and over	83,918	90,380	97,440	87,887	95,069
Other certificates of deposit	117,705	123,753	162,322	146,515	143,891

Total interest bearing deposits	503,807	482,176	510,718	493,490	475,068
Total non-interest bearing deposits	115,014	110,247	92,467	79,856	74,850

Total	$618,821	$592,423	$603,185	$573,346	$549,918

Table 14 – Average Deposits

	December 31,
(Dollars in thousands)	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand (NOW	$79,644	0.35%	$77,264	0.34%	$74,966	0.84%
Money market accounts	132,219	0.69	115,627	0.92	108,298	1.91
Savings	33,568	0.05	31,439	0.05	29,212	0.25
Individual retirement accounts-certificates of deposit	32,754	2.01	31,898	3.08	28,055	3.89
Certificates of deposit, $100,000 and over	87,450	1.56	107,071	2.67	95,636	3.50
Other certificates of deposit	122,703	1.83	139,529	3.19	149,156	4.24

Total interest bearing deposits	488,338	1.12%	502,828	1.91%	485,323	2.79%
Total non-interest bearing deposits	135,843	-	110,108	-	97,726	-

Total	$624,181		$612,936		$583,049

Other Borrowings

The Company’s other borrowings consist of repurchase agreements, lines of credit with other financial institutions, federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions, and a structured repurchase agreement.  While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase.  Other borrowings decreased to $49.4 million at December 31, 2010 from $77.0 million at December 31, 2009 primarily due to a decrease in the Company’s repurchase agreements of $25.8 million as a result of reductions in offering rates for these types of accounts.

Federal Home Loan Bank Advances

FHLB advances decreased to $50.0 million at December 31, 2010 from $68.5 million at December 31, 2009 due to the prepayment of the remaining $10.5 million of putable advances in the first quarter of 2010.  At the beginning of 2009, the Company had a total of $67.0 million of these advances which carried a weighted average rate of 6.03%.  Because the Company elected to prepay through the exercise of the put option by the FHLB, penalties of $335,000 and $838,000 were incurred in 2010 and 2009.  Management elected to prepay the putable advances in 2009 and early 2010 due to the impact these advances had on the Company’s net interest margin.  Prior to prepaying each advance, management determined that the penalty incurred would be fully offset by increases in net interest income through the remaining scheduled maturity of each advance.  The Company does not anticipate that it will enter into putable advances for the foreseeable future, but instead may use fixed or variable rate advances to fund balance sheet growth as needed.

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  The Bank’s primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.  Liquidity management is both a daily and long term function of business management.  If the Banks require funds beyond those generated internally, then as of December 31, 2010 the Banks had $77.7 million in additional capacity under its borrowing agreements with the FHLB based on the Banks’ current FHLB stock holdings and approximately $33.0 million in federal funds purchased with other financial institutions.  Also, the holding company had $700,000 of additional borrowing capacity under a line of credit agreement with another financial institution.  The holding company has other sources of liquidity outside of the line of credit, primarily dividends from its subsidiaries, YCB and SCSB which are limited by banking regulations.  Currently, YCB can declare and pay dividends of $2.5 million while SCSB cannot declare dividends without prior regulatory approval due to a significant net loss in 2009. The holding company had $2.5 million in a correspondent account as of December 31, 2010.  The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Capital

Total capital of the Company increased to $63.2 million at December 31, 2010 from $60.0 million as of December 31, 2009, an increase of $3.2 million or 5.4%.  The increase in capital was primarily due to net income available to common shareholders of $5.9 million offset by dividends on common shares of $1.3 million and dividends on preferred shares of $1.1 million.  In 2009, the Company issued 19,468 shares of its Fixed Rate Cumulative Perpetual Preferred Stock to the U.S. Treasury as part of the Capital Purchase Program (“CPP”) for aggregate proceeds of $19.5 million which offset the decreases previously described (see footnote 13 to the Company’s Consolidated Financial Statements for further information).  The terms of the agreement with the Treasury prohibit us from increasing our dividend on common stock above $0.175 quarterly without prior consent of the Treasury.  Also, we are prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock.

Up until May 29, 2009, the Company had actively been repurchasing shares of its common stock since May 21, 1999.  A net total of 566,312 shares at an aggregate cost of $9.8 million have been repurchased since that time under both the current and prior repurchase plans.  The Company's Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company's common stock could be purchased.  Through December 31, 2010, a total of $1.6 million had been expended to purchase 85,098 shares under this plan.  The CPP currently restricts the Company from repurchasing its common stock.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions.  The Company and the Banks continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital ratios (see Note 14 to the Consolidated Financial Statements).

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs.  These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used.  In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately.  The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2010:

(Dollars in thousands)
Commitments to make loans	$17,695
Unused lines of credit	126,746
Standby letters of credit	3,187
Total	$147,628

Aggregate Contractual Obligations

As of December 31, 2009	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Dollars in thousands)
Time deposits	$233,383	$166,455	$62,866	$3,742	$320
Repurchase agreements	44,896	35,096	9,800	-	-
FHLB borrowings	50,000	10,000	30,000	10,000	-
Subordinated debentures	17,000	-	-	-	17,000
Line of credit	3,800	3,800	-	-	-
Note payable	730	730	-	-	-
Defined benefit plan	726	38	73	317	298
Lease commitments	2,989	579	1,002	667	741
Total	$353,524	$216,698	$103,741	$14,726	$18,359

Time deposits represent certificates of deposit held by the Company.

FHLB advances represent the amounts that are due the FHLB and consist of $50.0 million in fixed rate advances.

Subordinated debentures represent the scheduled maturities of subordinated debentures issued to trusts formed by the Company in connection with the issuance of trust preferred securities.

Line of credit represents borrowings on the Company’s revolving line of credit with another bank.

Note payable represents amounts due for the participation in construction of a low income housing development project and are payable on demand.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (“Up 200 Scenario”), it is estimated that as of December 31, 2010 the Company’s net interest income would decrease by an estimated 1.31%, or $398,000, over the one year forecast horizon.  As of December 31, 2009, in the Up 200 Scenario the Company estimated that net interest income would decrease 6.28%, or $1.9 million, over a one year forecast horizon ending December 31, 2010

The projected results are within the Company’s asset/liability management policy limits, which states that the negative impact to net interest income should not exceed 7% in a 200 basis point decrease or increase in the projected yield curve over a one year forecast horizon.  The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; the Company can minimize the reduction in net interest income in a period of rising interest rates to the extent that it can curtail raising deposit rates during this period.  The Company continues to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  Such profile is also influenced by market interest rates, deposit growth, loan growth, and other factors.

The following tables, which are representative only and are not precise measurements of the effect of changing interest rates on the Company’s net interest income in the future, illustrate the Company’s estimated one year net interest income sensitivity profile based on the above referenced asset/liability model as of December 31, 2010 and 2009, respectively:

Interest Rate Sensitivity For 2010

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points
Projected interest income:
Loans	$29,104	$29,976
Investments	7,383	7,541
FHLB and FRB stock	128	128
Interest-bearing deposits in other financial institutions	11	56
Federal funds sold	13	117
Total interest income	36,639	37,818

Projected interest expense:
Deposits	4,216	5,260
Federal funds purchased, line of credit and Repurchase agreements	682	1,071
FHLB advances	912	912
Subordinated debentures	409	553
Total interest expense	6,219	7,796
Net interest income	$30,420	$30,022

Change from base		$(398)
% Change from base		(1.31)%

Interest Rate Sensitivity For 2009

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points
Projected interest income:
Loans	$30,973	$32,002
Investments	6,943	7,078
FHLB and FRB stock	432	432
Interest-bearing deposits in other financial institutions	7	23
Federal funds sold	26	252
Total interest income	38,381	39,787

Projected interest expense:
Deposits	4,939	7,416
Federal funds purchased, line of credit and Repurchase agreements	748	1,450
FHLB advances	1,335	1,365
Subordinated debentures	401	543
Total interest expense	7,423	10,774
Net interest income	$30,958	$29,013

Change from base		$(1,945)
% Change from base		(6.28)%

COMMUNITY BANK SHARES OF INDIANA, INC.
New Albany, Indiana

FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Community Bank Shares of Indiana, Inc.
New Albany, Indiana

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank Shares of Indiana, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

           Crowe Horwath LLP

Louisville, Kentucky
March 29, 2011

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS
December 31
(In thousands, except share amounts)

	2010	2009
ASSETS
Cash and due from financial institutions	$11,658	$24,474
Interest-bearing deposits in other financial institutions	23,818	29,941
Securities available for sale	204,188	172,723
Loans held for sale	1,080	979
Loans, net of allowance for loan losses of $10,864 and $15,236	502,223	528,183
Federal Home Loan Bank and Federal Reserve stock	6,808	7,670
Accrued interest receivable	3,089	3,216
Premises and equipment, net	13,659	14,388
Company owned life insurance	19,210	18,490
Other intangible assets	1,106	1,352
Foreclosed and repossessed assets	3,633	5,190
Prepaid FDIC insurance premium	3,673	4,898
Other assets	7,321	7,655
	$801,466	$819,159
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$115,014	$110,247
Interest-bearing	503,807	482,176
Total deposits	618,821	592,423
Other borrowings	49,426	76,996
Federal Home Loan Bank advances	50,000	68,482
Subordinated debentures	17,000	17,000
Accrued interest payable	615	818
Other liabilities	2,439	3,490
Total liabilities	738,301	759,209

Commitments and contingent liabilities (Note 15)	-	-

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued	-	-
Preferred stock, series A, without par value; 19,500 shares authorized; 19,468 issued and outstanding; aggregate liquidation preference of $19,468	19,123	19,034
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 and 3,863,942 shares issued in 2010 and 2009, respectively; 3,297,625 and 3,274,697 outstanding in 2010 and 2009, respectively	386	386
Additional paid-in capital	45,521	45,550
Retained earnings	8,500	3,891
Accumulated other comprehensive income (loss)	(598)	1,263
Treasury stock, at cost (2010- 566,312 shares, 2009- 589,245 shares)	(9,767)	(10,174)
Total shareholders’ equity	63,165	59,950
	$801,466	$819,159

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In thousands, except per share amounts)

	2010	2009	2008
Interest and dividend income
Loans, including fees	$29,589	$32,713	$38,833
Taxable securities	3,971	4,623	4,798
Tax-exempt securities	2,088	1,524	697
Federal Home Loan Bank and Federal Reserve dividends	162	269	338
Interest-bearing deposits in other financial institutions	84	133	241
	35,894	39,262	44,907
Interest expense
Deposits	5,482	9,628	13,529
Other borrowings	828	883	1,403
Federal Home Loan Bank advances	1,451	4,281	5,605
Subordinated debentures	419	526	916
	8,180	15,318	21,453

Net interest income	27,714	23,944	23,454
Provision for loan losses	3,833	15,925	6,857
Net interest income after provision for loan losses	23,881	8,019	16,597

Non-interest income
Service charges on deposit accounts	3,433	3,453	3,356
Commission income	130	53	194
Net gain on sales of available for sale securities	1,751	1,380	364
Mortgage banking income	365	314	167
Gain on sale of loans	-	197	-
Earnings on company owned life insurance	720	745	734
Change in fair value and cash settlement of interest rate swaps	-	-	180
Interchange income	907	839	811
Other-than-temporary impairment loss
Total impairment loss	(784)	(1,100)	-
Loss recognized in other comprehensive income (loss)	424	-	-
Net impairment loss recognized in earnings	(360)	(1,100)	-
Other income	468	445	281
	7,414	6,326	6,087
Non-interest expense
Salaries and employee benefits	10,492	11,160	12,125
Occupancy	2,053	2,417	2,169
Equipment	1,215	1,419	1,535
Data processing	2,508	2,498	1,931
Marketing and advertising	241	362	568
Legal and professional service fees	1,379	1,627	1,153
FDIC insurance premiums	1,370	1,685	480
Goodwill and other intangible asset impairment	-	16,154	-
Prepayment penalties on extinguishment of debt	335	838	-
Foreclosed and repossessed assets, net	548	665	217
Other expense	2,320	2,343	2,376
	22,461	41,168	22,554

 See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In thousands, except per share amounts)

	2010	2009	2008

Income (loss) before income taxes	$8,834	$(26,823)	$130

Income tax (benefit) expense	1,846	(4,854)	(691)

Net income (loss)	6,988	(21,969)	821

Preferred stock dividends and discount accretion	(1,065)	(618)	-

Net income (loss) available (attributable) to common shareholders	$5,923	$(22,587)	$821

Earnings (loss) per common share:
Basic	$1.80	$(6.93)	$0.25
Diluted	$1.77	$(6.93)	$0.25

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except per share data)

			Additional		Accumulated Other		Total
	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2008	$-	$386	$45,035	$29,723	$(239)	$(10,440)	$64,465

Comprehensive income:
Net income	-	-	-	821		-	821
Change in unrealized gains (losses) on securities available for sale, net of
reclassification and tax effects	-	-	-	-	(261)	-	(261)
Unrealized loss on pension benefits,
net of tax effects	-	-	-	-	(140)	-	(140)
Total comprehensive income							420

Cash dividends declared on common stock ($.70 per share)	-	-	-	(2,276)	-	-	(2,276)
Purchase of treasury stock	-	-	-	-	-	(400)	(400)
Issuance of treasury stock under dividend reinvestment plan	-	-	(31)	-	-	112	81
Stock award expense	-	-	309	-	-	-	309
Balance at December 31, 2008	$-	$386	$45,313	$28,268	$(640)	$(10,728)	$62,599

Comprehensive loss:
Net loss	-	-	-	(21,969)	-	-	(21,969)
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and tax effects	-	-	-	-	288	-	288
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and tax effects	-	-	-	-	1,558	-	1,558

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except per share data)

			Additional		Accumulated Other		Total
	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Unrealized gain on pension benefits,
net of tax effects	-	-	-	-	57	-	57
Total comprehensive loss							(20,066)

Cash dividends declared on common stock ($.55 per share)	-	-	-	(1,790)	-	-	(1,790)
Dividends on preferred stock	-	-	-	(568)	-	-	(568)
Issuance of treasury stock under dividend reinvestment plan	-	-	(293)	-	-	554	261
Issuance of preferred stock	18,984	-	-	-	-	-	18,984
Issuance of warrants to purchase common shares	-	-	445	-	-	-	445
Amortization of preferred discount	50	-	-	(50)	-	-	-
Stock award expense	-	-	85	-	-	-	85
Balance at December 31, 2009	$19,034	$386	$45,550	$3,891	$1,263	$(10,174)	$59,950

Comprehensive income:
Net income	-	-	-	6,988	-	-	6,988
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effects	-	-	-	-	(207)	-	(207)
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and tax effects	-	-		-	(1,646)	-	(1,646)
Unrealized loss on pension benefits,
net of tax effects	-	-	-	-	(8)	-	(8)
Total comprehensive income							5,127

Cash dividends declared on common stock ($.40 per share)	-	-	-	(1,314)	-	-	(1,314)
Dividends on preferred stock	-	-	-	(976)	-	-	(976)
Issuance of treasury stock under dividend reinvestment plan	-	-	(203)	-	-	407	204
Amortization of preferred discount	89	-	-	(89)	-	-	-
Stock award expense	-	-	174	-	-	-	174
Balance at December 31, 2010	$19,123	$386	$45,521	$8,500	$(598)	$(9,767)	$63,165

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In thousands)

	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$6,988	$(21,969)	$821
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Provision for loan losses	3,833	15,925	6,857
Depreciation and amortization	1,541	1,763	1,863
Net amortization (accretion) of securities	784	193	(120)
Net (gain) loss on sales of available for sale securities	(1,751)	(1,380)	(364)
Other-than-temporary impairment loss	360	1,100	-
Prepayment penalties on extinguishment of debt	335	838	-
Mortgage loans originated for sale	(20,167)	(21,203)	(13,589)
Proceeds from mortgage loan sales	20,421	20,825	14,235
Net gain on sales of mortgage loans	(355)	(293)	(197)
Earnings on company owned life insurance	(720)	(745)	(734)
FHLB stock dividends	-	-	(16)
Gain on sale of loans	-	(197)	-
Goodwill and other intangible asset impairment	-	16,154	-
Share based compensation expense	174	85	309
Net (gain) loss on sale of foreclosed assets	(12)	107	22
Net (gain) loss on disposition of premises and equipment	(3)	(4)	(4)
Net change in
Accrued interest receivable	127	(53)	374
Accrued interest payable	(203)	(887)	(251)
Other assets	1,698	(9,466)	(438)
Other liabilities	(327)	653	(893)
Net cash from operating activities	12,723	1,446	7,875

Cash flows from investing activities
Net change in interest-bearing deposits	6,123	15,808	(31,806)
Available for sale securities:
Sales	117,818	76,467	19,098
Purchases	(173,404)	(146,313)	(65,381)
Maturities, prepayments and calls	21,922	21,661	24,181
Loan originations and payments, net	21,769	58,016	(3,149)
Purchase of premises and equipment, net	(586)	(740)	(1,524)
Proceeds from the sale of premises and equipment	3	8	10
Proceeds from the sale of foreclosed assets	2,045	2,436	2,318
Proceeds from the sale of loans	-	14,739	-
Purchase of FHLB and Federal Reserve stock	(42)	-	(376)
Redemption of FHLB and Federal Reserve stock	904	802	16
Investment in company owned life insurance	-	-	(100)
Net cash from investing activities	(3,448)	42,884	(56,713)

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In thousands)

	2010	2009	2008
Cash flows from financing activities
Net change in deposits	$26,398	$(10,745)	$29,900
Net change in other borrowings	(27,570)	(1,987)	6,187
Proceeds from Federal Home Loan Bank advances	75,000	25,000	77,000
Repayment of Federal Home Loan Bank advances	(93,835)	(69,338)	(56,500)
Proceeds from issuance of preferred stock and warrants	-	19,468	-
Purchase of treasury stock	-	-	(400)
Cash dividends paid on preferred shares	(974)	(449)	-
Cash dividends paid on common shares	(1,110)	(1,529)	(2,195)
Net cash from financing activities	(22,091)	(39,580)	53,992

Net change in cash and due from banks	(12,816)	4,750	5,154
Cash and due from banks at beginning of year	24,474	19,724	14,570
Cash and due from banks at end of year	$11,658	$24,474	$19,724

Supplemental cash flow information:
Interest paid	$8,383	$16,205	$21,704
Income taxes paid, net of refunds	1,520	(230)	334

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	4,698	6,751	3,292
Sale and financing of foreclosed assets	4,302	261	286
Issuance of treasury shares under dividend reinvestment plan	204	261	81

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

Use of Estimates:  To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, fair value and impairment of securities, carrying value of foreclosed and repossessed assets, and deferred tax assets are particularly subject to change.

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
December 31, 2010, 2009 and 2008

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Mortgage Banking Activities:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value.  To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Company enters into agreements to sell loans.  The aggregate fair value of mortgage loans held for sale considers the price of the sales contracts.  Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments.  The Company’s commitments are for fixed rate mortgage loans, generally lasting 60 days and are at market rates when initiated.  The Company had commitments to originate $952,000 and $427,000 in loans and an equal amount of corresponding sales contracts at December 31, 2010 and 2009.  The impact of accounting for these instruments as derivatives was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

The Company sells loans on a servicing released basis.  The Company sold loans previous to 2006 on a servicing retained basis.  Servicing assets were recorded on loans sold with servicing retained and were capitalized in other assets and expensed into non-interest income against service fee income in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

Servicing fee income, which is reported on the income statement as mortgage banking income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal.  The amortization of mortgage servicing rights is netted against mortgage servicing fee income.  Servicing fees, net of amortization, totaled $10,000, $21,000 and $39,000 for the years ended December 31, 2010, 2009 and 2008. The Company recorded an impairment charge of $0, $0, and $69,000 for the years ended December 31, 2010, 2009 and 2008.  Late fees and ancillary fees related to loan servicing are not material.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.

Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.  Interest income on commercial, mortgage and consumer loans is discontinued at the time the loan is 90 days delinquent.  Consumer loans are typically charged-off no later than 120 days past due.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not received for loans placed on non-accrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard, or doubtful.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Smaller balance homogeneous loans, such as consumer and residential real estate, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:  Commercial, Construction, Commercial Real Estate, Residential Real Estate, and Consumer.

Commercial loans consist of borrowings for commercial purposes to individuals, corporations, partnerships, sole proprietorships, and other business enterprises.  Commercial loans are generally secured by business assets such as equipment, accounts receivable, inventory, or any other asset excluding real estate and generally made to finance capital expenditures or operations.  The Company’s risk exposure is related to deterioration in the value of collateral securing the loan should foreclosure become necessary.  Generally, business assets used or produced in operations do not maintain their value upon foreclosure which may require the Company to write-down the value significantly to sell.

Construction loans primarily consist of borrowings to purchase and develop raw land into 1-4 family residential properties.  Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements.  Repayment of the loans to real estate developers is dependent upon the sale of properties to third parties in a timely fashion upon completion.  Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value which may be absorbed by the Company.  In recent fiscal years, the most significant portion of the Company’s loan charge-offs have been on 1-4 family development properties.  Consequently, the Company has allocated the highest percentage of allowance for loan losses as a percentage of loans to construction loans compared to the other identified loan portfolio segments.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

-
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial real estate consists of borrowings secured by owner-occupied and non-owner-occupied commercial real estate.  Repayment of these loans is dependent upon rental income or the subsequent sale of the property for loans secured by non-owner-occupied commercial real estate and by cash flows from business operations for owner-occupied commercial real estate.  Loans for which the source of repayment is rental income are primarily impacted by local economic conditions which dictate occupancy rates and the amount of rent charged.  Commercial real estate loans that are dependent on cash flows from operations can also be adversely affected by current market conditions for their product or service.

Residential real estate loans consist of loans to individuals for the purchase of primary residences and open and closed-end home equity loans with repayment primarily through wage or other income sources of the individual borrower.  The Company’s loss exposure to these loans is dependent on local market conditions for residential properties as loan amounts are determined, in part, by the fair value of the property at origination.

Consumer loans are comprised of loans to individuals both unsecured and secured by automobiles.  These loans typically have maturities of 5 years or less with repayment dependent on individual wages and income.  The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary.  Losses in this portfolio are generally relatively low, however, due to the small individual loan size and the balance outstanding as a percentage of the Company’s entire portfolio.

Premises and Equipment:  Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 7 to 40 years.  Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from 2 to 10 years.  Leasehold improvements are amortized over the shorter of their economic lives or the term of the lease with lives ranging from 5 to 15 years.

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

Other Intangible Assets:  Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank acquisitions are amortized on an accelerated method over their estimated useful lives, which the Company has determined to be 10 years.

Foreclosed and Repossessed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs after acquisition are expensed.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation:  Compensation cost is recognized for stock options, restricted stock awards, and deferred stock units issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock and deferred stock unit awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Earnings (Loss) Per Common Share:  Basic earnings (loss) per common share is net income (loss) available (attributable) to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and stock warrants.  Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income, recognized as separate components of equity, includes changes in the following items:  unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

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

Adoption of New Accounting Standards:

ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 860 on January 1, 2010. Adoption of the new guidance did not have a significant impact on the Company’s financial statements.

Reclassifications:  Some items in the prior years’ financial statements were reclassified to conform to the current presentation.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 2 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2010 and 2009 and the corresponding amounts of  gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010	(In thousands)
State and municipal	$55,298	$1,434	$(234)	$56,498
Residential mortgaged-backed agencies issued by U.S. Government sponsored entities	144,968	2,293	(1,178)	146,083
Collateralized debt obligations, including trust preferred securities	4,069	-	(2,710)	1,359
Mutual funds	250	-	(2)	248
Total	$204,585	$3,727	$(4,124)	$204,188

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2009	(In thousands)
State and municipal	$48,044	$1,878	$(113)	$49,809
Residential mortgaged-backed agencies issued by U.S. Government sponsored entities	117,406	2,776	(98)	120,084
Collateralized debt obligations, including trust preferred securities	4,614	-	(2,029)	2,585
Mutual funds	250	-	(5)	245
Total	$170,314	$4,654	$(2,245)	$172,723

Sales of available for sale securities were as follows:

	2010	2009	2008
	(In thousands)
Proceeds	$117,818	$76,467	$19,098
Gross gains	1,760	1,389	364
Gross losses	(9)	(9)	-

The tax provision applicable to these net realized gains amounted to $595,000, $469,000 and $124,000, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 2 – SECURITIES (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at year-end 2010 were as follows.  Mortgage-backed agency securities and mutual funds which do not have a single maturity date are shown separately.

	Amortized Cost	Fair Value
2010	(In thousands)
Due in one year or less	$19	$19
Due from one to five years	1,658	1,747
Due from five to ten years	11,090	11,340
Due after ten years	46,600	44,751
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	144,968	146,083
Mutual Funds	250	248
Total	$204,585	$204,188

Securities pledged at year-end 2010 and 2009 had a carrying amount of $62.0 million and $72.2 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year end 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	(In thousands)
2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$1,344	$(83)	$7,402	$(151)	$8,746	$(234)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	68,927	(1,178)	-	-	68,927	(1,178)
Collateralized debt obligations, including trust preferred securities	-	-	1,359	(2,710)	1,359	(2,710)
Mutual funds	248	(2)	-	-	248	(2)
Total temporarily impaired	$70,519	$(1,263)	$8,761	$(2,861)	$79,280	$(4,124)

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

As of December 31, 2010, the Company’s security portfolio consisted of 224 securities, 42 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s state and municipal, residential mortgage-backed securities issued by U.S. Government sponsored entities, and collateralized debt obligations, as discussed below:

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 2 – SECURITIES (Continued)

State and Municipal

At December 31, 2010 the Company had approximately $8.7 million of state and municipal securities out of a portfolio of $56.5 million with an unrealized loss of $234,000.  Of the 134 state and municipal securities in the Company’s portfolio, 124 had an investment grade rating as of December 31, 2010 while 10 were not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All of the state and municipal securities in the Company’s portfolio, with the exception of 1 security, have a fair value as a percentage of amortized cost greater than 90%.  The other security had a fair value as a percentage of amortized cost of 87% and was rated AA+ by S&P.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

Mortgage-backed Securities

At December 31, 2010, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in six pooled trust preferred securities.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 2 – SECURITIES (Continued)

Our analysis of these six investments falls within the scope of FASB ASC 325-40 and includes $4.1 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	OTTI Related to Credit Loss Recognized in 2010, Pre-Tax
Security 1	CCC- (S&P)	$2,000	$2,000	$979	$-	$-

Security 2	Ba3	146	-	-	-	146

Security 3	Ca	49	43	21	5	-

Security 4	Ca	317	282	139	35	-

Security 5	Ca	1,546	872	110	530	107

Security 6	Ca	1,546	872	110	530	107
		$5,604	$4,069	$1,359	$1,100	$360

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies.  The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default.  We considered all defaults to be immediate.  We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank).  For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%.  After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note.  Additionally, we assumed that all bank and bank holding company issuers with total assets of greater than $15 billion would prepay their obligations before the phase-out period begins for inclusion in Tier 1 capital on January 1, 2013 in accordance with the Dodd-Frank Act.  Upon completion of the analysis, our model indicated other-than-temporary impairment on two of these securities in the first quarter of 2010 and one in the third quarter.  These three securities remained classified as available for sale at December 31, 2010, and together, the six securities subject to FASB ASC 325-40 accounted for the $2.7 million of unrealized loss in the collateralized debt obligations category at December 31, 2010.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 2 – SECURITIES (Continued)

The table below presents a rollforward of the credit losses recognized in earnings for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Beginning balance, January 1	$1,100	$-
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	146	1,100
Increases to credit losses on securities for which other-than-temporary impairment was previously recognized	214	-
Ending balance, December 31	$1,460	$1,100

NOTE 3 – LOANS

Loans at year-end were as follows:
	2010	2009
	(In thousands)
Commercial	$103,295	$94,168
Construction	48,872	51,592
Commercial Real Estate:
Owner occupied nonfarm/residential	89,373	89,056
Other nonfarm/residential	82,558	104,521
Residential Real Estate:
Secured by first liens	126,951	134,969
Home equity	50,460	54,434
Consumer	11,578	14,679
Subtotal	513,087	543,419
Less: Allowance for loan losses	(10,864)	(15,236)
Loans, net	$502,223	$528,183

During 2010 and 2009, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

Activity in the allowance for loan losses was as follows:

	2010	2009	2008
	(In thousands)
Beginning balance	$15,236	$9,478	$6,316
Provision for loan losses	3,833	15,925	6,857
Loans charged-off	(8,688)	(10,385)	(3,813)
Recoveries	483	218	118
Ending balance	$10,864	$15,236	$9,478

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans, which includes the unpaid principal balance, net of partial charge-offs (accrued interest has been excluded due to its insignificance), by portfolio segment and based on impairment method as of December 31, 2010 (in thousands):

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$41	$749	$818	$582	$50	$2,240
Collectively evaluated for impairment	3,204	1,144	1,681	2,221	374	8,624
Total ending allowance balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864

Loans:
Loans individually evaluated for impairment	$266	$8,848	$12,127	$4,711	$209	$26,161
Loans collectively evaluated for impairment	103,029	40,024	159,804	172,700	11,369	486,926
Total ending loans balance	$103,295	$48,872	$171,931	$177,411	$11,578	$513,087

The Company’s impaired loans totaled $26.2 million and $32.0 million with allocated allowance for loan losses of $2.2 million and $3.5 million as of December 31, 2010 and 2009.  There were no impaired loans at December 31, 2010 and 2009 which did not have allocated allowance for loan losses.

Further information about impaired loans is presented below:

	2010	2009	2008
	(In thousands)
Average of individually impaired loans during the year	$25,624	$28,415	$8,107
Interest income recognized and received during impairment	294	346	4

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
Commercial	$266	$266	$41
Construction	12,322	8,848	749
Commercial real estate:
Owner occupied nonfarm/residential	979	769	44
Other nonfarm/residential	12,030	11,358	774
Residential real estate:
Secured by first liens	4,973	4,588	581
Home equity	123	123	1
Consumer	209	209	50
Total	$30,902	$26,161	$2,240

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$118	$-
Construction	8,197	-
Commercial real estate:
Owner occupied nonfarm/residential	749	-
Other nonfarm/residential	3,068	-
Residential real estate:
Secured by first liens	2,463	-
Home equity	229	-
Consumer	188	-
Total	$15,013	$-

The Company had non-accrual loans of $22.7 million and no loans past due over 90 days still on accrual as of December 31, 2009.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$37	$159	$44	$240	$103,055	$-
Construction	882	121	8,122	9,125	39,747	-
Commercial real estate:
Owner occupied nonfarm/residential	20	207	715	942	88,431	-
Other nonfarm/residential	298	704	2,728	3,730	78,828	-
Residential real estate:
Secured by first liens	1,643	859	1,871	4,373	122,578	-
Home equity	913	68	284	1,265	49,195	-
Consumer	444	134	228	806	10,772	-
Total	$4,237	$2,252	$13,992	$20,481	$492,606	$-

Troubled Debt Restructurings:

Troubled debt restructurings totaled $10.4 million and $8.6 million at December 31, 2010 and 2009.  The Company has allocated $911,000 and $323,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009.  The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of December 31, 2010 and 2009.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  On a monthly basis, the Company reviews its loans that are risk rated Watch, Special Mention, Substandard, or Doubtful to determine they are properly classified.  In addition, the Company reviews loans rated as a “pass” that have exhibited signs that may require a classification change.  The Company uses the following definitions for risk ratings:

Watch.  Loans classified as watch are not considered “rated” or “classified” for regulatory purposes, but are considered criticized assets which exhibit modest deterioration in financial performance or external threats.

Special Mention.  Loans classified as special mention exhibit potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan, or in the Company’s credit position at some future date.  Economic or market conditions exist which may affect the borrower more severely than other companies in its industry.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 3 – LOANS (Continued)

Substandard.  Loans classified as substandard are characterized by having well defined financial weakness.  Substandard loans are usually evidenced by chronic or emerging past due performance and serious deficiencies in the primary source of repayment.

Doubtful.  Loans classified as doubtful have a well-defined and documented financial weaknesses.  They have all the weaknesses of a substandard loan with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.  Generally, loans classified as doubtful are on non-accrual.

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans.  As of December 31, 2010, based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	In thousands
Commercial	$1,324	$727	$3,286	$171	$97,787	$103,295
Construction	7,739	1,753	6,920	8,848	23,612	48,872
Commercial real estate:
Owner occupied nonfarm/residential	1,550	999	380	769	85,676	89,374
Other nonfarm/residential	7,776	-	9,054	3,068	62,659	82,557
Residential real estate:
Secured by first liens	2,518	436	4,123	1,775	118,099	126,951
Home equity	272	119	228	71	49,770	50,460
Consumer	63	-	194	135	11,186	11,578
Total	$21,242	$4,034	$24,185	$14,837	$448,789	$513,087

Related Party Loans: Loans to principal officers, directors, and their affiliates were as follows.

2010
(In thousands)
Beginning loans	$24,417
New loans	2,776
Repayments	(6,206)
Ending loans	$20,987

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates as of December 31, 2010 and 2009 were $13.2 million and $11.9 million.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 3 – LOANS (Continued)

Mortgage Banking Activities: Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were approximately $8.0 million and $10.4 million at year-end 2010 and 2009.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in non-interest bearing deposits, were approximately $94,000 and $89,000 at year-end 2010 and 2009.  Servicing assets related to these loans, included in other assets, were $43,000 and $57,000 at year-end 2010 and 2009.  Amortization expense was $14,000, $12,000 and $8,000 at year-end 2010, 2009, and 2008.  The company recorded impairment charges of $0, $0, and $69,000 in 2010, 2009, and 2008. The fair value for mortgage servicing rights were $43,000 and $63,000 at year-end 2010 and 2009.  Fair value at year-end 2010 and 2009 was determined using a discount rate of 12.0%, prepayment speeds ranging from 15.00% to 25.00%, depending on the stratification of the specific right, and a default rate of 0.00 due to the short remaining amortization period and historical performance history.

The weighted average amortization period is 3.0 years.  Estimated amortization expense for each of the next three years is approximately $14,000 per year.

NOTE 4- PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2010	2009
	(In thousands)
Land and land improvements	$2,766	$2,766
Buildings	13,207	13,161
Furniture, fixtures and equipment	12,229	11,750
Leasehold improvements	1,384	1,384
	29,585	29,061
Less: Accumulated depreciation	(15,926)	(14,673)
	$13,659	$14,388

Depreciation expense was $1.3 million, $1.4 million, and $1.5 million for 2010, 2009, and 2008.

Branch location rent expense was $640,000, $679,000 and $672,000 for 2010, 2009, and 2008, respectively.  Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

2011	$579
2012	565
2013	437
2014	347
2015	320
Thereafter	741
Total	$2,989

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance for goodwill during the year is as follows (in thousands):

	2010	2009
Beginning of year	$-	$15,335
Impairment	-	(15,335)
End of year	$-	$-

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
December 31, 2010, 2009 and 2008

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

Acquired Intangible Assets

Acquired amortized intangible assets were as follows at year end (in thousands):

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Beginning of year	$2,693	$1,341	$3,512	$1,020
Amortization expense	-	246	-	321
Impairment	-	-	(819)	-
End of year	$2,693	$1,587	$2,693	$1,341

Aggregate amortization expense was $246,000, $321,000 and $407,000 for 2010, 2009 and 2008.

Estimated amortization expense for each of the next five years (in thousands):

2011	241
2012	228
2013	212
2014	192
2015	161

In conjunction with the analysis of goodwill in 2009, the Company engaged a third party valuation consultant to determine the value of its other intangible assets which included the core deposit intangible and loan customer intangible acquired in the 2006 acquisition of the Scott County State Bank.  Based on the results of analysis, the Company recognized an impairment charge of $819,000 related to its core deposit intangible asset.   The impairment charge had no impact on the Company’s liquidity, cash flows, or regulatory capital ratios.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 6 – DEPOSITS

Time deposits of $100,000 or more were $92.8 million and $99.4 million at year-end 2010 and 2009.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows:

2011	$166,455
2012	58,213
2013	4,653
2014	2,175
2015	1,567
Thereafter	320

Deposits from principal officers, directors and their affiliates at year-end 2010 and 2009 were approximately $33.0 million and $24.8 million.

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements representing overnight borrowings from deposit customers, federal funds purchased representing overnight borrowings from other financial institutions, lines of credit with other financial institutions, a structured repurchase agreement, and a note payable.  The debt securities sold under the repurchase agreements were under the control of the subsidiary banks during 2010 and 2009.

The Company has available a revolving line of credit with a bank for $4.5 million.  The line of credit expires on June 30, 2011 and bears interest at 3 month LIBOR plus 4.00% (4.30% at December 31, 2010).  Payments of $350,000 in principal plus all accrued and unpaid interest are due quarterly.  The line of credit is collateralized by 500 shares of Your Community Bank common stock and 73,000 of The Scott County State Bank common stock.  The outstanding balance on the line of credit was $3.8 million and $6.3 million at December 31, 2010 and 2009.

One of the Company’s subsidiary banks is a limited partner in an investment partnership which constructs low income housing.  The Company currently has a 14.8% ownership interest, although that is expected to be reduced to 5% - 7% once all partnership units have been sold.  In exchange for an investment of $1.0 million, the Company issued a note payable for $1.0 million to the partnership.  The note payable had a balance of $730,000 and $0 at December 31, 2010 and 2009.  Payments are due on demand in the amount requested from the partnership.  The note does not bear interest unless payments are not paid within 15 days of the request.  In accordance with accounting guidance, the Company did not consolidate the investment in the partnership into its financial statements because it owns less than 50% of the partnership and does not control the operations.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 7 – OTHER BORROWINGS (Continued)

Information concerning 2010, 2009, and 2008 other borrowings is summarized as follows.

	2010	2009	2008
	(Dollars in thousands)
Repurchase agreements at year-end
Balance	$35,096	$60,896	$60,011
Weighted average interest rate	0.38%	0.34%	0.42%
Repurchase agreements during the year
Average daily balance	$38,987	$43,169	$50,260
Maximum month-end balance	41,263	60,896	60,011
Weighted average interest rate	0.37%	0.32%	1.30%

Federal funds purchased and lines of credit at year-end
Balance	$3,800	$6,300	$9,172
Weighted average interest rate	4.30%	3.28%	2.97%
Federal funds purchased and lines of credit during the year
Average daily balance	$5,780	$8,393	$10,631
Maximum month-end balance	12,535	9,372	28,367
Weighted average interest rate	3.39%	3.07%	4.22%

Structured repurchase agreement at year-end
Balance	$9,800	$9,800	$9,800
Weighted average interest rate	4.97%	4.97%	4.97%
Structured repurchase agreement during the year
Average daily balance	$9,800	$9,800	$9,800
Maximum month-end balance	9,800	9,800	9,800
Weighted average interest rate	4.97%	4.97%	3.05%

Note payable at year-end
Balance	$730	$-	$-
Weighted average interest rate	0.00%	0.00%	0.00%
Note payable during the year
Average daily balance	$2	$-	$-
Maximum month-end balance	730	-	-
Weighted average interest rate	0.00%	-	-

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

	2010		2009
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)

Fixed rate	1.88%	$50,000	3.93%	$43,482
Floating Rate	-	-	0.47	25,000
	1.88%	$50,000	2.66%	$68,482

The advances were collateralized by $273.7 million and $310.2 million of first mortgage and commercial real estate loans under a blanket lien arrangement and certain available for sale securities at year-end 2010 and 2009.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional $77.7 million at year-end 2010.

The contractual maturities of advances outstanding as of December 31, 2010 are as follows:

(In thousands)
2011	$10,000
2012	10,000
2013	20,000
2014	10,000
$50,000

There is a substantial penalty if the Company prepays the advances before the contractual maturities.  The Company recognized penalties on prepayment of FHLB advances of $335,000, $838,000, and $0 for the years ended December 31, 2010, 2009, and 2008.

NOTE 9 - SUBORDINATED DEBENTURES

On June 15, 2006, a trust  formed by the  Company,  Community Bank Shares (IN) Statutory Trust II (Trust II), issued  $10.0 million of floating rate trust preferred securities as part of a pooled offering of such securities.  On June 17, 2004, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust I (Trust I), issued $7.0 million of floating  rate trust preferred securities as part of a pooled offering of such securities.  The Company issued subordinated debentures to Trusts I and II in exchange for the proceeds of each offering; the debentures and related debt issuance costs represent the sole assets of Trusts I and II.  The Company is not considered the primary beneficiary of the Trusts (variable interest entity), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the trust preferred securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 1.70% (2.00% as of the last adjustment) for Trust II and three-month LIBOR plus 2.65% (2.95% as of the last adjustment) for Trust I and are included in interest  expense.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 9 - SUBORDINATED DEBENTURES (Continued)

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

A reconciliation of the projected benefit obligation and the value of plan assets follow.

	2010	2009
	(In thousands)
Change in projected benefit obligation
Balance, beginning of year	$1,015	$967
Interest cost	57	57
Actuarial (gain) loss	56	23
Benefits paid to participants	(32)	(32)
Ending benefit obligation	1,096	1,015

Change in plan assets
Fair value, beginning of year	753	586
Actual return on plan assets	88	138
Employer contributions	46	61
Benefits paid to participants	(32)	(32)
Fair value, end of year	855	753

Funded status	$(241)	$(262)

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 10 – BENEFIT PLANS (Continued)

Amounts recognized in accumulated other comprehensive loss consisted of a net actuarial loss of $509,000 and $497,000 at year-end 2010 and 2009.  The accumulated benefit obligation was $1.1 million and $1.0 million at year-end 2010 and 2009.  The funded status of the plan was a liability as of the years ended 2010 and 2009 and is reported in other liabilities in the Company’s consolidated financial statements.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	2010	2009	2008
	(Dollars in thousands)
Interest cost	$57	$57	$56
Expected return on plan assets	(56)	(44)	(56)
Amortization of unrecognized loss	13	16	8
Net periodic benefit cost	14	29	8

Net loss (gain)	12	(87)	212
Total recognized in other comprehensive loss (income)	12	(87)	212

Total recognized in net periodic benefit cost and other
comprehensive loss (income)	$26	$(58)	$220

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $13,000.

Assumptions

	2010	2009	2008
Discount rate on benefit obligation	5.25%	5.75%	6.00%
Rate of expected return on plan assets	7.50%	7.50%	8.00%
Discount rate for periodic benefit costs	5.75%	6.00%	5.75%

Plan Assets:  The Company’s target allocation for 2011, pension plan asset allocation at year-end 2010 and 2009, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end		Weighted-Average Expected Long-Term
	2011	2010	2009	Rate of Return
Asset Category
Mutual funds	85%	98%	92%	9.0%
Money market	15	2	8	3.5
Total	100%	100%	100%	7.5%

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 10 – BENEFIT PLANS (Continued)

The investment policy of the pension plan prohibits investments in:  fixed income securities not denominated in U.S. Dollars or Eurodollars, venture capital, guaranteed insurance contracts, commodities, precious metals or gems, derivatives, short-selling and other hedging strategies, or any other non-traditional asset.

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

The fair value of the plan assets by asset category is as follows:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Plan Assets (December 31, 2010)
Money Market Mutual Fund	$20	$20	$-	$-
Equity Mutual Funds	835	835	-	-

Total Plan Assets	$855	$855	$-	$-

Plan Assets (December 31, 2009)
Money Market Mutual Fund	$57	$57	$-	$-
Equity Mutual Funds	696	696	-	-

Total Plan Assets	$753	$753	$-	$-

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 10 – BENEFIT PLANS (Continued)

There were no transfers between Level 1 and Level 2 during 2010.

Estimated Future Payments:   The following benefit payments, which reflect expected future service, are expected (in thousands):

Pension Benefits
2011	$38
2012	37
2013	36
2014	36
2015	281
Years 2016-2020	298

The Company expects to contribute approximately $95,000 to its pension plan in 2011.

Your Community Bank is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit pension plan covering two of its employees.  Employees are fully vested at the completion of five years of participation in the plan.  No contributions were required during the three-year period ended December 31, 2010.  There have been no new enrollments since 1998.

Deferred Compensation Arrangements:  The Company has entered into deferred compensation arrangements with certain directors and officers.  The liability for such arrangements is fully accrued during the service period, with benefits paid monthly upon retirement until death, or date specified by the agreement.  The liability was $255,000 and $271,000 at December 31, 2010 and 2009, respectively, and was included in other liabilities in the Company’s consolidated financial statements.  Expense related to these arrangements for 2010, 2009 and 2008 was $12,000, $17,000 and $(11,000).

Defined Contribution Plans:  The 401(k) benefit plan matches employee contributions equal to 100% of the first 3% plus 50% of the next 2% of the compensation contributed.  Expense for 2010, 2009 and 2008 was $257,000, $271,000 and $274,000.

NOTE 11 – STOCK-BASED COMPENSATION PLANS

The Company has three share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $174,000, $68,000, and $325,000 for 2010, 2009, and 2008.  The total income tax benefit was $36,000, $9,000, and $68,000.

Stock Options:  The Company’s stock option plan provides for the granting of both incentive and nonqualified stock options and other share based awards, including restricted stock and deferred stock units, for up to 400,000 shares of common stock at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years.  Non-employee directors are eligible to receive only nonqualified stock options.  As of December 31, 2010, the plan allows for additional option and share-based award grants of up to 197,417 shares.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 11 – STOCK-BASED COMPENSATION PLANS (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company did not grant options during 2010, 2009, or 2008.

A summary of the activity in the stock option plan for 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)
Outstanding at beginning of year	224	$20.66
Granted	-	-
Exercised	-	-
Forfeited	(1)	21.63
Expired	(30)	12.27
Outstanding at end of year	193	$21.94	4.8	$-
Vested and expected to vest	193	$21.94	4.8	$-
Exercisable at end of year	193	$21.94	4.8	$-

Information related to the stock option plan during each year follows (in thousands, except for weighted fair value of options granted):

	2010	2009	2008
Intrinsic value of options exercised	$-	$-	$-
Cash received from option exercises	-	-	-
Tax benefit realized from option exercises	-	-	-
Weighted average fair value of options granted	-	-	-

As of December 31, 2010, all outstanding stock options had vested and there was no remaining compensation cost to be recognized.

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
December 31, 2010, 2009 and 2008

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

 As of December 31, 2010, there were no outstanding units granted under the Plan.  The total fair value of units vested during the years ended December 31, 2010, 2009 and 2008 was $0, $135,000 and $335,000.  There were no modifications or cash paid to settle performance unit awards during the three year period ending December 31, 2010.

Restricted Share Awards:  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the market value of the Company’s stock on the grant date.  The restricted shares fully vest on the third anniversary of the grant date.

 A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2010	17	$18.72
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2010	17	$18.72

As of December 31, 2010, there was $8,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.1 years.  There were no shares that vested during the years ended December 31, 2010, 2009 and 2008.  There were no modifications or cash paid to settle restricted share awards during the three year period ended December 31, 2010.

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

 NOTE 11 – STOCK-BASED COMPENSATION PLANS (Continued)

A summary of changes in the Company’s nonvested units for the year follows:

Nonvested Units	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2010	13	$8.07
Granted	12	8.00
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2010	25	$8.04

As of December 31, 2010, there was $51,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.0 years.  There were no units that vested during the years ended December 31, 2010, 2009 and 2008.  There were no modifications or cash paid to settle deferred stock unit awards during the three year period ended December 31, 2010.

NOTE 12 - INCOME TAXES

Income tax expense (benefit) was as follows.

	2010	2009	2008
	(In thousands)
Current	$741	$(876)	$383
Deferred	1,170	(5,051)	(1,458)
Change in valuation allowance	(65)	1,073	384
Total	$1,846	$(4,854)	$(691)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.
	2010		2009		2008
	(Dollars in thousands)
Federal statutory rate times financial statement income	$3,004	34.0%	$(9,120)	34.0%	$44	34.0%
Effect of:
Tax-exempt income	(758)	(8.6)	(552)	(2.1)	(381)	(292.6)
State taxes, net of federal benefit	65	0.7	(1,073)	(4.0)	(384)	(294.7)
Change in valuation allowance	(65)	(0.7)	1,073	4.0	384	294.7
Nontaxable earnings from company owned insurance policies	(245)	(2.8)	(253)	(0.9)	(250)	(191.5)
New markets tax credit	(180)	(2.0)	(180)	(0.7)	(180)	(138.1)
Incentive stock options expense	5	0.1	14	0.1	43	32.8
Goodwill and other intangible asset impairment	-	-	5,214	19.4	-	-
Other, net	20	0.2	23	0.1	33	25.3
Total	$1,846	20.9%	$(4,854)	18.1%	$(691)	(530.1)%

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 12 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following.

	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,694	$5,180
Employee benefit plans	87	92
Other-than-temporary impairment	496	374
Minimum pension liability	173	169
Net unrealized loss on securities available for sale	135	-
State taxes	1,814	1,879
Tax credit carryforward	1,129	880
Other	253	414
	7,781	8,988
Deferred tax liabilities:
Premises and equipment	(429)	(427)
FHLB stock	(200)	(248)
Deferred loan fees and costs	(204)	(206)
Mortgage servicing rights	(15)	(19)
Net unrealized gain on securities available for sale	-	(818)
Fair value adjustments from acquisitions	(225)	(234)
Intangible assets	(376)	(460)
Prepaid expenses	(89)	(117)
Other	(106)	(109)
	(1,644)	(2,638)
Valuation allowance on net deferred tax assets	(1,814)	(1,879)
Net deferred tax asset	$4,323	$4,471

The Company incurred net operating losses for state income taxes during years 2002 through 2010 which will be carried forward and applied to future state taxable income.  Due to the uncertainty of the Company’s ability to use this benefit, a valuation allowance has been recorded.  The cumulative state net operating loss is $16.2 million and can be carried forward for 15 years with expiration beginning in 2017.

The Company has general business credit carryforwards of $540,000 and AMT credit carryforwards of $589,000.  The general business credits will begin to expire in 2028 and the AMT credit carryforwards have no expiration period.

Retained earnings of Your Community Bank includes approximately $3.7 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount for Your Community Bank at December 31, 2010 was approximately $1.3 million.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 12- INCOME TAXES (Continued)

As of December 31, 2007, the Company’s 2004 and 2005 federal tax returns were being audited by the Internal Revenue Service.  In the first quarter of 2008,  the Company received notification the Internal Revenue Service had completed their audits and had determined adjustments were not required for tax positions taken in those returns.  Accordingly, the Company reduced its reserve for unrecognized tax benefits in 2008 by $55,000.  The Company has no unrecognized tax benefits as of December 31, 2010 and 2009 and there is no expected change for unrecognized tax benefits over the next twelve months.

The Company did not record any amounts of interest and penalties in the income statement for the years ended December 31, 2010 and 2009 and did not have an amount accrued for interest and penalties at December 31, 2010 and 2009.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2007.

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
December 31, 2010, 2009 and 2008

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

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of December 31, 2010, the most recent regulatory notifications categorized YCB and SCSB as well capitalized under the regulatory framework for prompt corrective action.  There are no considerations or events since December 31, 2010 that management believes have changed the institution’s classification as well capitalized.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010	(Dollars in millions)
Total Capital (to Risk Weighted Assets):
Consolidated	$83.8	14.7%	$45.5	8.0%	N/A	N/A
Your Community Bank	73.3	15.1	38.8	8.0	$48.5	10.0%
Scott County State Bank	14.0	16.6	6.7	8.0	8.4	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$76.7	13.5%	$22.8	4.0%	N/A	N/A
Your Community Bank	67.2	13.9	19.4	4.0	$29.1	6.0%
Scott County State Bank	12.9	15.4	3.4	4.0	5.1	6.0

Tier I Capital (to Average Assets):
Consolidated	$76.7	9.1%	$33.7	4.0%	N/A	N/A
Your Community Bank	67.2	9.7	27.7	4.0	$34.6	5.0%
Scott County State Bank	12.9	9.7	5.3	4.0	6.7	5.0

2009
Total Capital (to Risk Weighted Assets):
Consolidated	$78.5	13.1%	$47.8	8.0%	N/A	N/A
Your Community Bank	65.1	12.7	41.1	8.0	$51.4	10.0%
Scott County State Bank	12.6	14.6	6.9	8.0	8.6	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$71.0	11.9%	$23.9	4.0%	N/A	N/A
Your Community Bank	58.6	11.4	20.6	4.0	$30.8	6.0%
Scott County State Bank	11.5	13.4	3.5	4.0	5.2	6.0

Tier I Capital (to Average Assets):
Consolidated	$71.0	8.6%	$33.1	4.0%	N/A	N/A
Your Community Bank	58.6	8.6	27.2	4.0	$34.1	5.0%
Scott County State Bank	11.5	8.7	5.3	4.0	6.6	5.0

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Dividend Restrictions:  The Company’s principal source of funds for dividend payments is dividends received from the Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  In 2011, YCB could declare dividends of $2.5 million plus 2011 earnings without prior regulatory approval while SCSB cannot declare dividends without prior approval due to net losses incurred in 2009.  In addition, the Company has limitations on dividends it can pay to common shareholders as more fully described in Note 13 – Preferred Stock and Warrants.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to make loans	$13,585	$4,110	$7,792	$105
Unused lines of credit	9,044	117,702	5,966	101,155
Letters of credit	-	3,187	-	3,105

Commitments to make loans are generally made for periods of 30 days or less and are at market rates.  The fixed rate loan commitments have interest rates ranging from 3.75% to 14.00% and maturities ranging from 1 year to 30 years.

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
December 31, 2010, 2009 and 2008

NOTE 16 - FAIR VALUE (Continued)

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value:

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies were historically priced using Level 2 inputs.  The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, these investments are now priced using Level 3 inputs.  Prior to 2010, the fair values of our collateralized debt obligations were determined by using pricing information provided by our bond accounting service as determined by Moody’s analysts.  Beginning in 2010, the fair values were determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers.  We provide our estimate of default for each issuer, which ranges from 100% loss to 0.40% loss at December 31, 2010, to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions.  To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates ranging from 8.93% to 27.49% (19.54% weighted average weight) depending on the security.  The discount rates were determined utilizing a risk free rate of three month LIBOR plus 300 bps (3.30% at December 31, 2010), plus a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.  Management believes this method results in a more accurate estimate of the fair value of our collateralized debt obligations.

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

Foreclosed and Repossessed Assets:  Foreclosed and repossessed assets are initially recorded at fair value less estimated costs to sell when acquired.  The fair value of foreclosed and repossessed assets is primarily determined based on appraisals by qualified licensed appraisers.  The appraisals are discounted to reflect management’s estimate of the fair value of the collateral given the current circumstances of the collateral and reduced by management’s estimate of costs to dispose of the asset.  Fair value of foreclosed and repossessed assets is classified as Level 3 in the fair value hierarchy.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 16 - FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (December 31, 2010):
Available for sale securities:
State and municipal	$56,498	$-	$56,498	$-
Residential mortgage-backed securities issued by U.S. Government sponsored entities	146,083	-	146,083	-
Collateralized debt obligations, including trust preferred securities	1,359	-	-	1,359
Mutual funds	248	- _______-	248	-
Total available for sale securities	$204,188	$-	$202,829	$1,359

Assets (December 31, 2009):
Available for sale securities:
State and municipal	$49,809	$-	$49,809	$-
Residential mortgage-backed securities issued by U.S. Government sponsored entities	120,084	-	120,084	-
Collateralized debt obligations, including trust preferred securities	2,585	-	-	2,585
Mutual funds	245	-	245	-
Total available for sale securities	$172,723	$-	$170,138	$2,585

There were no transfers between Level 1 and Level 2 during 2010.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 16 - FAIR VALUE (Continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31:

	Collateralized Debt Obligations, Including Trust Preferred Securities
	2010	2009
	(in thousands)

Balance at January 1	$2,585	$3,285
Other-than-temporary impairment recognized in earnings	(360)	(1,100)
Net unrealized gain (loss) included in other comprehensive income	(682)	382
Principal paydowns	(183)	-
Payments-in-kind	-	18
Balance at December 31	$1,359	$2,585

The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31 for level 3 assets that are still held at December 31:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Year Ended December 31 Collateralized Debt Obligations, Including Trust Preferred Securities
	2010	2009
	(in thousands)

Interest income on securities	$65	$148
Other changes in fair value	-	-
Total	$65	$148

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 16 - FAIR VALUE (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (December 31, 2010):
Impaired loans:
Commercial	$39	$—	$—	$39
Construction	3,566	—	—	3,566
Commercial real estate:
Owner occupied nonfarm/residential	142	—	—	142
Other nonfarm/residential	8,676	—	—	8,676
Residential real estate:
Secured by first liens	1,591	—	—	1,591
Home equity	71	—	—	71
Consumer	24	—	—	24

Foreclosed and repossessed assets:
Construction	1,168	—	—	1,168
Commercial real estate:
Owner occupied nonfarm/residential	600	—	—	600
Other nonfarm/residential	1,309	—	—	1,309
Residential real estate:
Secured by first liens	551	—	—	551
Consumer	5	—	—	5

Assets (December 31, 2009):
Impaired loans	$17,931	$—	$—	$17,931
Acquired intangible assets	1,352	—	—	1,352
Foreclosed and repossessed assets	5,190	—	—	5,190

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 16 - FAIR VALUE (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans.  The Company’s impaired loans totaled $26.2 million as of December 31, 2010, which included collateral-dependent loans with a carrying value of $16.0 million.  As of December 31, 2010, the Company’s collateral dependent loans had a valuation allowance of $1.9 million, resulting in an additional provision for loan losses of $2.5 million during the twelve months ended December 31, 2010.  The Company’s impaired loans totaled $32.0 million as of December 31, 2009, which included collateral-dependent loans with a carrying value of $21.0 million.  As of December 31, 2009, the Company’s collateral dependent loans had a valuation allowance of $3.1 million, resulting in an additional provision for loan losses of $5.2 million during the twelve months ended December 31, 2009.

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

The Company evaluates the fair value of foreclosed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the years ended December 31, 2010 and 2009, the Company recognized charges of $30,000 and $97,000 to write down foreclosed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 16 - FAIR VALUE (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows at year-end.

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$11,658	$11,658	$24,474	$24,474
Interest-bearing deposits in other financial institutions	23,818	23,818	29,941	29,941
Loans held for sale	1,080	1,091	979	989
Loans, net of allowance for loan losses and impaired loans	497,095	492,637	496,231	527,279
Accrued interest receivable	3,089	3,089	3,216	3,216
Federal Home Loan Bank and Federal Reserve Stock	6,808	n/a	7,670	n/a

Financial liabilities
Deposits	618,821	595,354	592,423	571,863
Other borrowings	49,426	49,409	76,996	77,830
Federal Home Loan Bank Advances	50,000	50,872	68,482	69,581
Subordinated debentures	17,000	10,013	17,000	9,973
Accrued interest payable	615	615	818	818

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
December 31, 2010, 2009 and 2008

NOTE 17- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
ASSETS
Cash and due from financial institutions	$2,529	$8,046
Investment in subsidiaries	81,631	75,306
Other assets	1,559	1,354
Total assets	$85,719	$84,706

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other borrowings	$3,800	$6,300
Subordinated debentures	17,000	17,000
Accrued expenses and other liabilities	1,754	1,456
Total liabilities	22,554	24,756
Total shareholders’ equity	63,165	59,950
	$85,719	$84,706

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009	2008
Income	(In thousands)
Dividends from subsidiaries	$-	$1,500	$4,000
Management fees from subsidiaries	4,465	3,119	-
	4,465	4,619	4,000
Expense
Operating expenses	6,258	5,134	2,669
Income (loss) before income taxes and equity
in undistributed net income of subsidiaries	(1,793)	(515)	1,331
Income tax benefit	603	669	864
Income (loss) before equity in undistributed net
income (loss) of subsidiaries	(1,190)	154	2,195
Equity in undistributed net income (loss) of subsidiaries	8,178	(22,123)	(1,374)
Net Income (loss)	$6,988	$(21,969)	$821

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities	(In thousands)
Net income (loss)	$6,988	$(21,969)	$821
Adjustments to reconcile net income to net cash
from operating activities
Equity in undistributed net (income) loss of subsidiaries	(8,178)	22,123	1,374
Share-based compensation expense	174	85	309
Net change in other assets and liabilities	83	(642)	2,297
Net cash from operating activities	(933)	(403)	4,801

Cash flows from investing activities
Net change in interest-bearing deposits with banks	-	5	(5)
Investment in subsidiary	-	(7,000)	(2,000)
Net cash from investing activities	-	(6,995)	(2,005)

Cash flows from financing activities
Net change in short-term borrowings	(2,500)	(2,872)	618
Proceeds from issuance of preferred stock and warrants	-	19,468	-
Purchase of treasury stock	-	-	(400)
Cash dividends paid on preferred shares	(974)	(449)	-
Cash dividends paid on common shares	(1,110)	(1,529)	(2,195)
Net cash from financing activities	(4,584)	14,618	(1,977)

Net change in cash	(5,517)	7,220	819
Cash at beginning of year	8,046	826	7
Cash at end of year	$2,529	$8,046	$826

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

 NOTE 18 – EARNINGS PER SHARE

The factors used in the earnings per share computation follows.

	2010	2009	2008
Basic	(In thousands, except share and per share amounts)
Net income (loss)	$6,988	$(21,969)	$821
Preferred stock dividends and discount amortization	(1,065)	(618)	-
Net Income (loss) per common share	$5,923	$(22,587)	$821
Average shares:
Common shares outstanding	3,863,942	3,863,942	3,863,942
Less: Treasury stock	(578,363)	(605,393)	(615,157)
Average shares outstanding	3,285,579	3,258,549	3,248,785
Net income (loss) per common share, basic	$1.80	$(6.93)	$0.25

Diluted
Net income (loss) available to common shareholders	$5,923	$(22,587)	$821
Average shares:
Common shares outstanding for basic	3,285,579	3,258,549	3,248,785
Add: Dilutive effects of outstanding warrants	51,385	-	-
Add: Dilutive effects of outstanding options	-	-	10,376
Average shares and dilutive potential
common shares	3,336,964	3,258,549	3,259,161
Net income (loss) per common share, diluted	$1.77	$(6.93)	$0.25

Stock options of 193,000, 224,000, and 241,000 common shares were excluded from 2010, 2009, and 2008 diluted earnings per share because they were anti-dilutive.

Performance units of 0, 0, and 22,500 were excluded from 2010, 2009, and 2008 diluted earnings per share because all the conditions required for issuance at those dates had not been met.

Deferred stock units of 25,000, 13,000, and 0 were excluded from 2010, 2009, and 2008 diluted earnings per share because all the conditions required for issuance at those dates had not been met.

Warrants for 0 and 386,000 of common shares were excluded from 2010 and 2009 diluted earnings per share because they were anti-dilutive.

Restricted share awards of 17,000, 17,000, and 0 common shares were excluded from 2010, 2009, and 2008 diluted earnings per share because all the condition required for issuance at those dates had not been met.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

	2010	2009	2008
	(In thousands)
Unrealized holding gains (losses) on available for
sale securities for which a portion of an other-than- temporary impairment has been recognized in earnings	$(313)	$436	$-
Unrealized holding gains (losses) on available for sale securities	(1,102)	2,636	(27)
Less reclassification adjustments for (gains) losses
recognized in income	(1,751)	(1,380)	(364)
Less reclassification adjustments for other-than-temporary impairment related to credit losses	360	1,100	-
Net unrealized gain (loss) on securities available for
sale, net of reclassifications	(2,806)	2,792	(391)

Unrealized loss on pension benefits	(12)	87	(212)

Other comprehensive income (loss) before tax effects	(2,818)	2,879	(603)
Tax effect	957	(976)	202
Other comprehensive income (loss)	$(1,861)	$1,903	$(401)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Balance at 12/31/09	Current Period Change	Balance at 12/31/10

Unrealized gains (losses) on securities available for sale	$1,590	$(1,853)	$(263)
Unrealized loss on pension benefits	(327)	(8)	(335)

Total	$1,263	$(1,861)	$(598)

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)
	Interest Income	Net Interest Income	Net Income (Loss)	Earnings (Loss) Per Share BasicDiluted
2010	(In thousands, except per share amounts)
First quarter	$9,351	$7,185	$1,805	$0.47	$0.47
Second quarter	9,093	7,016	1,802	0.47	0.46
Third quarter	8,801	6,793	1,677	0.43	0.42
Fourth quarter	8,649	6,720	1,704	0.43	0.42

2009
First quarter	$10,304	$5,840	$623	$0.19	$0.19
Second quarter	9,463	5,429	(24,870)	(7.67)	(7.67)
Third quarter	9,817	6,092	957	0.21	0.21
Fourth quarter	9,678	6,583	1,321	0.32	0.32

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

Part II

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

There have been no changes in or disagreements with the Company’s principal independent accountant during the Company’s two most recent fiscal years.

Item 9A.  Controls And Procedures

Company management, including the Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer (serving as the principal financial officer), have conducted an evaluation of the effectiveness of the design and operation  of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2010, our Company’s internal control over financial reporting is effective based on the COSO criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ James D. Rickard	/s/ Paul A. Chrisco
James D. Rickard	Paul A. Chrisco
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Item 9B.  Other Information

There was no information to be disclosed by the Company on a Form 8-K during the fourth quarter of 2010 but not reported.

Part III

Item 10.  Directors, Executive Officers And Corporate Governance

The information regarding Company directors required by this item is incorporated herein by reference to information under the headings “CORPORATE GOVERNANCE AND BOARD MATTERS” and “PROPOSAL NO. 2 – ELECTION OF DIRECTORS” in our definitive proxy statement, to be filed with the SEC, relating to our 2011 annual meeting of shareholders (“2011 Proxy Statement”) to be held on May 17, 2011.  Information regarding the members of the Audit Committee, the Company’s code of business conduct and ethics, the identification of the Audit Committee Financial Expert and stockholder nominations of directors is also incorporated by reference to the information under the aforesaid headings.  The information regarding our executive officers required by this item is incorporated by reference to the information under the heading “Executive Officers Who Are Not Directors” and the other headings listed above in the 2011 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and person who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the Forms 3, 4 and 5 filed during 2010, and written representations from certain reporting persons that no Forms 5 were required, the Company reasonably believes that all required reports were timely filed.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the information under the heading “EXECUTIVE COMPENSATION” in the 2011 Proxy Statement.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

See Part II, Item 5, for information securities authorized for issuance under the Company’s equity compensation plans.  Information concerning security ownership of management is incorporated herein by reference to the information under the heading “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” in the 2011 Proxy Statement.

Item 13.  Certain Relationships And Related Transactions, And Director Independence

Information concerning relationships and related transactions, and director independence is incorporated herein by reference to the information under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “CORPORATE GOVERNANCE AND BOARD MATTERS” and “CERATIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS” in the 2011 Proxy Statement.

Item 14.  Principal Accountant Fees And Services

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings “REPORT OF THE AUDIT COMMITTEE,” INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM and “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the 2011 Proxy Statement.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

March 29, 2011	By:	/s/ James D. Rickard
James D. Rickard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	James D. Rickard	President, Chief Executive Officer, and Director	March 29, 2011
James D. Rickard		(Principal Executive Officer)

/s/	Paul A. Chrisco	Executive Vice-President and Chief Financial Officer	March 29, 2011
Paul A. Chrisco		(Principal Financial and Accounting Officer)

/s/	Timothy T. Shea	Chairman of the Board of Directors and Director	March 29, 2011
Timothy T. Shea

/s/	Gary L. Libs	Director	March 29, 2011
Gary L. Libs

/s/	R. Wayne Estopinal	Director	March 29, 2011
R. Wayne Estopinal

/s/	George M. Ballard	Director	March 29, 2011
George M. Ballard

/s/	Kerry M. Stemler	Director	March 29, 2011
Kerry M. Stemler

/s/	Steven R. Stemler	Director	March 29, 2011
Steven R. Stemler

/s/	Norman E. Pfau Jr.	Director	March 29, 2011
Norman E. Pfau Jr.

Exhibit Index

Exhibit Number	Document	Filed with this Form 10-K	Incorporated By Reference
			Form	File No.	Date Filed
2.1	Agreement and Plan of Merger between Community Bank Shares of Indiana, Inc., The Bancshares, Inc., and CBIN Subsidiary, Inc.		8-K	000-25766	02/16/2006
3.1	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	000-25766	06/01/2009
3.1	Amended and Restated Articles of Incorporation		S-8	333-128278	09/13/2005
3.3	Bylaws		8-K	000-25766	07/27/2007
4.0	Warrant to Purchase Shares of Common Stock		8-K	000-25766	06/01/2009
10.1	Employment Agreement James D. Rickard *		10-Q	000-25766	11/14/2000
10.2	Amendment to Employment Agreement with James D. Rickard *		8-K	000-25766	11/06/2006
10.3	Form of Letter Agreement Amendment to Employment Agreement with James D. Rickard, Michael K. Bauer, Kevin J. Cecil, Paul A. Chrisco and Bill D. Wright*		8-K	000-25766	06/01/2009
10.4	Employment Agreement with Michael K. Bauer*	X
10.5	Form of Letter Agreement Amendment to Employment Agreement with James D. Rickard, Michael K. Bauer, Kevin J. Cecil, Paul A. Chrisco and Bill D. Wright*	X
10.6	Employment Agreement with Kevin J. Cecil *		10-K	000-25766	03/31/2004
10.7	Amendment to Employment Agreement with Kevin J. Cecil *		8-K	000-25766	11/06/2006
10.8	Employment Agreement with Paul A. Chrisco *		10-K	000-25766	03/31/2004
10.9	Amendment to Employment Agreement with Paul A. Chrisco *		8-K	000-25766	11/06/2006
10.10	Employment Agreement with Bill D. Wright	X
10.11	Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan *		S-8	333- 60089	07/29/1998
10.12	Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan *		S-3D S-3D	333-40211 333-130721	11/14/1997 12/28/2005
10.13	Community Bank Shares of Indiana, Inc. 2005 Stock Award Plan, as amended *		Exh. B to DEF 14A	000-25766	11/06/2006
10.14	Community Bank Shares of Indiana, Inc. Performance Units Plan, as amended *		8-K	000-25766	10/23/2006
10.15	Letter of agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	06/01/2009
11.1	Computation of Earnings Per Share	X
14.1	Community Bank Shares of Indiana, Inc. and Affiliates Business Ethics Policy		8-K	000-25766	04/30/2007
21.0	Subsidiaries of Registrant	X
23.1	Consent of Crowe Horwath LLP	X
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 31 CFR Part 30	X

* Management contract or compensatory plan or arrangement.