Form 10-Q
period 2011-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2011-05-16
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,312,221 shares of common stock were outstanding as of May 9, 2011.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$12,304	$11,658
Interest-bearing deposits in other financial institutions	9,398	23,818
Securities available for sale	210,333	204,188
Loans held for sale	625	1,080
Loans, net of allowance for loan losses of $10,881 and $10,864	493,526	502,223
Federal Home Loan Bank and Federal Reserve stock	6,808	6,808
Accrued interest receivable	3,325	3,089
Premises and equipment, net	13,567	13,659
Company owned life insurance	19,487	19,210
Other intangible assets	1,044	1,106
Foreclosed and repossessed assets	3,959	3,633
Prepaid FDIC insurance premium	3,437	3,673
Other assets	6,138	7,321
Total Assets	$783,951	$801,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$120,358	$115,014
Interest-bearing	483,850	503,807
Total deposits	604,208	618,821
Other borrowings	52,571	49,426
Federal Home Loan Bank advances	40,000	50,000
Subordinated debentures	17,000	17,000
Accrued interest payable	543	615
Settlement liability for security purchases	1,295	—
Other liabilities	3,089	2,439
Total liabilities	718,706	738,301

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Preferred stock, series A, without par value; 19,500 shares authorized; 19,468 issued and outstanding; liquidation preference of $19,468	19,146	19,123
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,312,380 and 3,297,625 outstanding in 2011 and 2010, respectively	386	386
Additional paid-in capital	45,384	45,521
Retained earnings	9,691	8,500
Accumulated other comprehensive income (loss)	150	(598)
Treasury stock, at cost (2011- 551,557 shares, 2010- 566,312 shares)	(9,512)	(9,767)
Total shareholders’ equity	65,245	63,165
Total Liabilities and Shareholders’ Equity	$783,951	$801,466

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income
Loans, including fees	$6,913	$7,727
Taxable securities	1,153	1,059
Tax-exempt securities	588	515
Federal Home Loan Bank and Federal Reserve dividends	49	45
Interest-bearing deposits in other financial institutions	9	5
Interest and dividend income	8,712	9,351

Interest expense
Deposits	1,171	1,446
Other borrowings	196	208
Federal Home Loan Bank advances	262	412
Subordinated debentures	102	100
Interest expense	1,731	2,166
Net interest income	6,981	7,185

Provision for loan losses	810	1,113

Net interest income after provision for loan losses	6,171	6,072

Non-interest income
Service charges on deposit accounts	752	778
Commission income	41	27
Net gain on sales of available for sale securities	584	752
Mortgage banking income	45	72
Earnings on company owned life insurance	161	179
Interchange income	240	213
Other-than-temporary impairment loss
Total impairment loss	-	(638)
Loss recognized in other comprehensive income	-	424
Net impairment loss recognized in earnings	-	(214)
Other income	135	121
Non-interest income	1,958	1,928

Non-interest expense
Salaries and employee benefits	3,059	2,597
Occupancy	557	499
Equipment	270	305
Data processing	544	569
Marketing and advertising	51	38
Legal and professional service fees	429	329
FDIC insurance premiums	266	364
Debt prepayment penalties	-	335
Foreclosed and repossessed assets, net	79	93
Other expense	592	565
Total non-interest expense	5,847	5,694
Income before income taxes	2,282	2,306

Income tax expense	494	501

Net Income	1,788	1,805

Preferred stock dividends and discount accretion	(266)	(268)

Net income available to common shareholders	$1,522	$1,537

Earnings per common share:
Basic	$0.46	$0.47
Diluted	$0.44	$0.47

Dividends per common share	$0.100	$0.100

Comprehensive income	$2,536	$1,688

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2011	$19,123	$386	$45,521	$8,500	$(598)	$(9,767)	$63,165
Comprehensive income:
Net income	—	—	—	1,788	—	—	1,788
Change in unrealized gain (losses) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	737	—	737
Unrealized gain on pension benefits, net of tax effects	—	—	—	—	11	—	11
Total comprehensive income	—	—	—	1,788	748	—	2,536
Cash dividends declared on common stock ($0.100 per share)	—	—	—	(331)	—	—	(331)
Dividends on preferred stock	—	—	—	(243)	—	—	(243)
Issuance of treasury stock under dividend reinvestment plan	—	—	(14)	—	—	67	53
Amortization of preferred stock discount	23	—	—	(23)	—	—	—
Issuance of stock award shares	—	—	(188)	—	—	188	—
Stock award expense	—	—	65	—	—	—	65
Balance, March 31, 2011	$19,146	$386	$45,384	$9,691	$150	$(9,512)	$65,245

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$1,788	$1,805
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	810	1,113
Depreciation and amortization	375	396
Net amortization of securities	223	79
Net gain on sales of available for sale securities	(584)	(752)
Other-than-temporary impairment loss	-	214
Debt prepayment penalties	-	335
Mortgage loans originated for sale	(3,563)	(4,416)
Proceeds from mortgage loan sales	4,063	4,757
Net gain on sales of mortgage loans	(45)	(69)
Earnings on company owned life insurance	(161)	(179)
Shared based compensation expense	65	45
Net gain on disposition of foreclosed and repossessed assets	(30)	(31)
Net change in:
Accrued interest receivable	(236)	(58)
Accrued interest payable	(72)	(139)
Other assets	1,279	650
Other liabilities	423	(139)
Net cash from operating activities	4,335	3,611
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	14,420	(8,988)
Available for sale securities:
Sales	13,535	36,265
Purchases	(23,771)	(5,196)
Maturities, prepayments and calls	6,862	5,937
Loan originations and payments, net	6,904	9,761
Proceeds from the sale of foreclosed and repossessed assets	695	148
Purchases of premises and equipment	(229)	(204)
Investment in company owned life insurance	(116)	-
Proceeds from redemption of Federal Reserve and FHLB stock	-	104
Net cash from investing activities	18,300	37,827
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(14,613)	(2,032)
Net change in other borrowings	3,145	(20,132)
Proceeds from Federal Home Loan Bank advances	-	35,000
Repayment of Federal Home Loan Bank advances	(10,000)	(55,835)
Cash dividends paid on preferred shares	(243)	(243)
Cash dividends paid on common shares	(278)	(278)
Net cash from financing activities	(21,989)	(43,520)
Net change in cash and due from financial institutions	646	(2,082)
Cash and due from financial institutions at beginning of period	11,658	24,474
Cash and due from financial institutions at end of period	$12,304	$22,392

Supplemental cash flow information:
Interest paid	$1,803	$2,305
Income taxes paid, net of refunds	$-	$-

Supplemental noncash disclosures:
Transfer from loans to foreclosed real estate	$1,262	$1,293
Issuance of treasury shares under dividend reinvestment plan	$67	$49
Sale and financing of foreclosed and repossessed assets	$271	$399
Security transactions in suspense, net (payable) receivable	$(1,295)	$(10,156)

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2010.  The consolidated financial statements include our accounts and our subsidiaries’ accounts.  All material intercompany balances and transactions have been eliminated in consolidation.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2011:
Securities available for sale:
State and municipal	$57,757	$2,339	$(63)	$60,033
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	147,539	1,799	(679)	148,659
Collateralized debt obligations, including trust preferred securities	4,069	-	(2,674)	1,395
Mutual funds	250	-	(4)	246
Total securities available for sale	$209,615	$4,138	$(3,420)	$210,333

December 31, 2010:
Securities available for sale:
State and municipal	$55,298	$1,434	$(234)	$56,498
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	144,968	2,293	(1,178)	146,083
Collateralized debt obligations, including trust preferred securities	4,069	-	(2,710)	1,359
Mutual funds	250	-	(2)	248
Total securities available for sale	$204,585	$3,727	$(4,124)	$204,188

Sales of available for sale securities were as follows.

	Three Months Ended March 31
	2011	2010
	(In thousands)
Proceeds	$13,535	$36,265
Gross gains	584	752
Gross losses	-	-

The tax provision applicable to these realized gains amounted to $199,000 and $ 256,000, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at March 31, 2011 were as follows.  Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	March 31, 2011
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$20	$21
One to five years	1,899	2,035
Five to ten years	13,238	13,793
Beyond ten years	46,669	45,579
Residential mortgage-backed securities issued by U.S. Government sponsored entities	147,539	148,659
Mutual funds	250	246
Total	$209,615	$210,333

Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2011	(In thousands)
State and municipal	$3,303	$(43)	$501	$(20)	$3,804	$(63)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	59,848	(679)	-	-	59,848	(679)
Collateralized debt obligations, including trust preferred securities	-	-	1,395	(2,674)	1,395	(2,674)
Mutual funds	250	(4)	-	-	246	(4)
Total temporarily impaired	$63,397	$(726)	$1,896	$(2,694)	$65,293	$(3,420)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2010	(In thousands)
State and municipal	$1,344	$(83)	$7,402	$(151)	$8,746	$(234)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	68,927	(1,178)	-	-	68,927	(1,178)
Collateralized debt obligations, including trust preferred securities	-	-	1,359	(2,710)	1,359	(2,710)
Mutual funds	248	(2)	-	-	248	(2)
Total temporarily impaired	$70,519	$(1,263)	$8,761	$(2,861)	$79,280	$(4,124)

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Securities (Continued)

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

As of March 31, 2011, the Company’s security portfolio consisted of 236 securities, 32 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s state and municipal, residential mortgage-backed securities issued by U.S. Government sponsored entities, and collateralized debt obligations, as discussed below:

State and Municipal

At March 31, 2011 the Company had approximately $3.8 million of state and municipal securities with an unrealized loss of $63,000.  Of the 139 state and municipal securities in the Company’s portfolio, 130 had an investment grade rating as of March 31, 2011 while 9 were not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Securities (Continued)

Mortgage-backed Securities

At March 31, 2011, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in six pooled trust preferred securities.

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $4.1 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	Current Quarter OTTI Related to Credit Loss, Pre-Tax
Security 1	CCC- (S&P)	$2,000	$2,000	$979	$-	$-
Security 2	Ba3	147	-	-	146	-
Security 3	Ca	49	43	27	5	-
Security 4	Ca	317	282	147	35	-
Security 5	Ca	1,554	872	121	637	-
Security 6	Ca	1,554	872	121	637	-
		$5,621	$4,069	$1,395	$1,460	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Securities (Continued)

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies.  The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default.  We considered all defaults to be immediate.  We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank).  For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%.  After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note.  Additionally, we assumed that all bank and bank holding company issuers with total assets of greater than $15 billion would prepay their obligations before the phase-out period begins for inclusion in Tier 1 capital on January 1, 2013 in accordance with the Dodd-Frank Act.  Upon completion of the analysis, our model indicated we did not have additional other-than-temporary impairment.  At March 31, 2011 the six securities subject to FASB ASC 325-40 accounted for the $2.7 million of unrealized loss in the collateralized debt obligations category at March 31, 2011.

The table below presents a rollforward of the credit losses recognized in earnings for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Beginning balance	$1,460	$1,100
Increases to credit losses on securities for which other-than-temporary impairment was previously recognized	-	214
Ending balance	$1,460	$1,314

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans

Loans at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial	$96,957	$103,295
Construction	49,781	48,872
Commercial real estate:
Owner occupied nonfarm/residential	88,971	89,373
Other nonfarm/residential	83,636	82,558
Residential real estate:
Secured by first liens	124,334	126,951
Home equity	49,987	50,460
Consumer	10,741	11,578
Subtotal	504,407	513,087
Less:
Allowance for loan losses	(10,881)	(10,864)
Loans, net	$493,526	$502,223

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864
Provision for loan losses	302	(46)	336	249	(31)	810
Loans charged-off	(582)	(19)	(16)	(181)	(111)	(909)
Recoveries	37	2	7	1	69	116
Ending balance	$3,002	$1,830	$2,826	$2,872	$351	$10,881

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2010 (in thousands):

Beginning balance	$15,236
Provision for loan losses	1,113
Loans charged-off	(1,967)
Recoveries	135
Ending balance	$14,517

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans, which includes the unpaid principal balance, net of partial charge-offs of $4.5 million and $4.7 million as of March 31, 2011 and December 31, 2010, by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35	$777	$1,127	$820	$18	$2,777
Collectively evaluated for impairment	2,967	1,053	1,699	2,052	333	8,104
Total ending allowance balance	$3,002	$1,830	$2,826	$2,872	$351	$10,881

Loans:
Loans individually evaluated for impairment	$160	$8,834	$11,571	$5,083	$184	$25,832
Loans collectively evaluated for impairment	96,797	40,947	161,036	169,238	10,557	478,575
Total ending loans balance	$96,957	$49,781	$172,607	$174,321	$10,741	$504,407

December 31, 2010:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$41	$749	$818	$582	$50	$2,240
Collectively evaluated for impairment	3,204	1,144	1,681	2,221	374	8,624
Total ending allowance balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864

Loans:
Loans individually evaluated for impairment	$266	$8,848	$12,127	$4,711	$209	$26,161
Loans collectively evaluated for impairment	103,029	40,024	159,804	172,700	11,369	486,926
Total ending loans balance	$103,295	$48,872	$171,931	$177,411	$11,578	$513,087

There were no impaired loans at March 31, 2011 and December 31, 2010 which did not have allocated allowance for loan losses.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three month period ending March 31, 2011 (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$160	$160	$35	$213	$1
Construction	12,308	8,834	777	8,841	1
Commercial real estate:
Owner occupied nonfarm/nonresidential	976	766	82	767	-
Other nonfarm/nonresidential	11,426	10,805	1,045	11,082	89
Residential real estate:
Secured by first liens	5,153	4,958	803	4,773	24
Home equity	125	125	17	124	-
Consumer	184	184	18	196	-
Total	$30,332	$25,832	$2,777	$25,996	$115

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
Commercial	$266	$266	$41
Construction	12,322	8,848	749
Commercial real estate:
Owner occupied nonfarm/nonresidential	979	769	44
Other nonfarm/nonresidential	12,030	11,358	774
Residential real estate:
Secured by first liens	4,973	4,588	581
Home equity	123	123	1
Consumer	209	209	50
Total	$30,902	$26,161	$2,240

The following table presents information for loans individually evaluated for impairment as of March 31, 2010 (in thousands):

Average of individually impaired loans during the year	$27,871
Interest income recognized and received during impairment	10

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$123	$-	$118	$-
Construction	8,205	-	8,197	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	746	-	749	-
Other nonfarm/nonresidential	2,366	-	3,068	-
Residential real estate:
Secured by first liens	3,119	-	2,463	-
Home equity	164	-	229	-
Consumer	129	-	188	-
Total	$14,852	$-	$15,013	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans:

March 31, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$312	$222	$124	$658	$96,299	$-
Construction	154	664	8,205	9,023	40,758	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	70	-	712	782	88,189	-
Other nonfarm/nonresidential	269	335	2,366	2,970	80,666	-
Residential real estate:
Secured by first liens	1,496	488	2,969	4,953	119,381	-
Home equity	437	14	167	618	49,369	-
Consumer	170	84	159	413	10,328	-
Total	$2,908	$1,807	$14,702	$19,417	$484,990	$-

December 31, 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$37	$159	$44	$240	$103,055	$-
Construction	882	121	8,122	9,125	39,747	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	20	207	715	942	88,431	-
Other nonfarm/nonresidential	298	704	2,728	3,730	78,828	-
Residential real estate:
Secured by first liens	1,643	859	1,871	4,373	122,578	-
Home equity	913	68	284	1,265	49,195	-
Consumer	444	134	228	806	10,772	-
Total	$4,237	$2,252	$13,992	$20,481	$492,606	$-

Troubled Debt Restructurings:

Troubled debt restructurings totaled $9.8 million and $10.4 million at March 31, 2011 and December 31, 2010.  The Company has allocated $1.3 million and $911,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010.  The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2011 and December 31, 2010.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

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

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans.  The risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2011 and December 31, 2010 is as follows:

March 31, 2011:

	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	In thousands
Commercial	$1,315	$689	$3,012	$39	$91,902	$96,957
Construction	9,054	1,740	6,668	8,834	23,485	49,781
Commercial real estate:
Owner occupied nonfarm/nonresidential	3,571	1,184	376	766	83,074	88,971
Other nonfarm/nonresidential	7,540	390	9,308	2,301	64,097	83,636
Residential real estate:
Secured by first liens	2,631	435	2,829	3,060	115,379	124,334
Home equity	200	-	281	-	49,506	49,987
Consumer	994	-	180	58	9,509	10,741
Total	$25,305	$4,438	$22,654	$15,058	$436,952	$504,407

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

December 31, 2010:

	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	In thousands
Commercial	$1,324	$727	$3,286	$171	$97,787	$103,295
Construction	7,739	1,753	6,920	8,848	23,612	48,872
Commercial real estate:
Owner occupied nonfarm/nonresidential	1,550	999	380	769	85,676	89,374
Other nonfarm/nonresidential	7,776	-	9,054	3,068	62,659	82,557
Residential real estate:
Secured by first liens	2,518	436	4,123	1,775	118,099	126,951
Home equity	272	119	228	71	49,770	50,460
Consumer	63	-	194	135	11,186	11,578
Total	$21,242	$4,034	$24,185	$14,837	$448,789	$513,087

4.   Deposits

Deposits at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Demand (NOW)	$85,577	$85,520
Money market accounts	140,934	149,777
Savings	37,555	35,127
Individual retirement accounts	31,359	31,760
Certificates of deposit, $100,000 and over	75,210	83,918
Other certificates of deposit	113,215	117,705

Total interest bearing deposits	483,850	503,807

Total non-interest bearing deposits	120,358	115,014

Total deposits	$604,208	$618,821

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   Earnings Per Common Share

Earnings per share were computed as follows:

	Three months ended March 31,
	2011	2010
Basic:
Net income	$1,788	$1,805
Preferred stock dividends and discount amortization	(266)	(268)
Net income available to common shareholders	$1,522	$1,537

Average shares outstanding	3,306,455	3,277,106

Net income per common share, basic	$0.46	$0.47

Diluted:
Net income available to common shareholders	$1,522	$1,537

Average shares outstanding for basic	3,306,455	3,277,106
Add: Dilutive effect of outstanding warrants	136,039	25,306
Average shares and dilutive potential common shares	3,442,494	3,302,412
Net income per common share, diluted	$0.44	$0.47

Stock options for 188,700 and 223,900 shares of common stock were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2011 and 2010, respectively, because their effect was antidilutive.

Deferred stock units totaling 40,333 were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2011 and 2010, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

Restricted share awards of 33,022 and 17,000 common shares were excluded from the calculation of diluted net income per common share because all of the conditions necessary for issuance of common stock had not been met as of those dates.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 168,395 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2011 and December 31, 2010 was $0. There was no remaining compensation cost related to unvested options as of March 31, 2011 and December 31, 2010, respectively.  The Company recognized $0 and $7,000 in expense for stock options for the three months ended March 31, 2011 and 2010, respectively.  The Company has options vested and expected to vest of 188,700 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 4.6 years as of March 31, 2011.  As of December 31, 2010, the Company had options vested and expected to vest of 192,700 which had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 4.8 years.  During the three months ended March 31, 2011, there were no options granted and 4,000 options forfeited.

For the three months ended March 31, 2011 and 2010, we recognized $28,000 and $26,000 in expense for restricted stock awards, respectively.  During the three months ended March 31, 2011, there were no restricted stock awards forfeited and 33,022 awards granted to employees.  The restricted share awards granted had an aggregate fair value of $477,000 at the date of grant; 31,500 of the units vest in the first quarter of 2014, while 1,522 of the units conditionally vest in the first quarter of 2013.  The fair value of restricted stock awards was calculated based on the Company’s stock price at the date of issuance.  At March 31, 2011, there were 33,022 outstanding and unvested restricted stock awards.

For the three months ended March 31, 2011 and 2010, we recognized $37,000 and $12,000 in expense for deferred stock units, respectively.  During the three months ended March 31, 2011, there were no deferred stock units granted or forfeited.  At March 31, 2011, there were 25,333 outstanding and unvested deferred stock units.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

	Three months ended March 31,
	2011	2010
Unrealized holding gains (losses) on available for sale securities	$1,699	$754
Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	-	(424)
Less reclassification adjustments for (gains) losses recognized in income	(584)	(752)
Less reclassification adjustments for other-than-temporary impairment related credit losses	-	214
Net unrealized gains (losses) on securities available for sale, net of reclassifications	1,115	(208)

Unrealized gain (loss) on pension benefits	17	16

Other comprehensive loss before tax effects	1,132	(192)
Tax effect	(384)	75

Other comprehensive income (loss)	$748	$(117)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Balance at 12/31/10	Current Period Change	Balance at 3/31/11
Unrealized gains (losses) on securities available for sale	$(263)	$737	$474
Unrealized loss on pension benefits	(335)	11	(324)

Total	$(598)	$748	$150

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Fair Value

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies were historically priced using Level 2 inputs.  The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, these investments are priced using Level 3 inputs.  The fair values of our collateralized debt obligations are determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers.  We provide our estimate of default for each issuer, which ranges from 100% loss to 0.40% loss at March 31, 2010, to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions.  To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates ranging from 8.93% to 27.49% (19.54% weighted average rate) depending on the security.  The discount rates were determined utilizing a risk free rate of three month Libor plus 300 bps (3.30% at 3/31/11), which includes a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Fair Value (Continued)

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2011):
Available for sale securities:
State and municipal	$60,033	$—	$60,033	$—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	148,659	—	148,659	—
Collateralized debt obligations, including trust preferred securities	1,395	—	—	1,395
Mutual Funds	246	—	246	—

Total available for sale securities	$210,333	$—	$208,938	$1,395

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Fair Value (Continued)

Assets (December 31, 2010):
Available for sale securities:
State and municipal	$56,498	$—	$56,498	$—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	146,083	—	146,083	—
Collateralized debt obligations, including trust preferred securities	1,359	—	—	1,359
Mutual Funds	248	—	248	—

Total available for sale securities	$204,188	$—	$202,829	$1,359

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

	Collateralized Debt Obligations, Including Trust Preferred Securities
	2011	2010
	(in thousands)
Balance, beginning of period	$1,359	$2,585
Other-than-temporary impairment recognized in earnings	-	(214)
Net unrealized gain (loss) included in other comprehensive income	36	(934)
Balance, end of period	$1,395	$1,437

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three month periods ended March 31 for level 3 assets that are still held at March 31:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended March 31 Collateralized Debt Obligations, Including Trust Preferred Securities
	2011	2010
	(in thousands)
Interest income on securities	$14	$16
Other changes in fair value	-	-
Total	$14	$16

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2011):
Impaired loans:
Commercial	$28	$—	$—	$28
Construction	5,750	—	—	5,750
Commercial real estate:
Owner Occupied nonfarm/nonresidential	664	—	—	664
Other nonfarm/nonresidential	9,157	—	—	9,157
Residential real estate:
Secured by first liens	869	—	—	869
Home equity	45	—	—	45
Consumer	13	—	—	13

Foreclosed and repossessed assets:
Construction	1,023	—	—	1,023
Commercial real estate:
Owner Occupied nonfarm/nonresidential	350	—	—	350
Other nonfarm/nonresidential	1,786	—	—	1,786
Residential real estate:
Secured by first liens	800	—	—	800

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Fair Value (Continued)

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (December 31, 2010):
Impaired loans:
Commercial	$39	$—	$—	$39
Construction	3,566	—	—	3,566
Commercial real estate:
Owner Occupied nonfarm/nonresidential	142	—	—	142
Other nonfarm/nonresidential	8,676	—	—	8,676
Residential real estate:
Secured by first liens	1,591	—	—	1,591
Home equity	71	—	—	71
Consumer	24	—	—	24

Foreclosed and repossessed assets:
Construction	1,168			1,168
Commercial real estate:
Owner Occupied nonfarm/nonresidential	600			600
Other nonfarm/nonresidential	1,309			1,309
Residential real estate:
Secured by first liens	551			551
Consumer	5			5

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans.  The Company’s impaired loans totaled $25.8 million as of March 31, 2011, which included collateral-dependent loans with a carrying value of $19.2 million.  As of March 31, 2011, the Company’s collateral dependent loans had a valuation allowance of $2.7 million, resulting in a provision for loan losses of $606,000 and $637,000 for the three months ended March 31, 2011 and 2010, respectively.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three months ended March 31, 2011 and 2010, the Company did not recognize charges to write down foreclosed and repossessed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at March 31, 2011 and December 31, 2010 were as follows.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$12,304	$12,304	$11,658	$11,658
Interest-bearing deposits in other financial institutions	9,398	9,398	23,818	23,818
Loans held for sale	625	631	1,080	1,091
Loans, net of allowance for loan losses and impaired loans	474,348	478,516	497,095	492,637
Accrued interest receivable	3,325	3,325	3,089	3,089
Federal Home Loan Bank and Federal Reserve Stock	6,808	n/a	6,808	n/a

Financial liabilities
Deposits	604,208	577,970	618,821	595,354
Other borrowings	52,571	49,753	49,426	49,409
Federal Home Loan Bank Advances	40,000	40,773	50,000	50,872
Subordinated debentures	17,000	10,024	17,000	10,013
Accrued interest payable	543	543	615	615

The methods and assumptions used to estimate fair value are described as follows:

The estimated fair value equals the carrying amount for cash and due from financial institutions, interest-bearing deposits in other financial institutions, accrued interest receivable and payable, demand deposits, other borrowings, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life.  Loans are reported net of the allowance for loan losses.  Fair value of loans held for sale is based on market quotes.  It is not practical to determine the fair value of FHLB and Federal Reserve stock due to restrictions placed on transferability.  Fair value of FHLB advances and subordinated debentures are based on current rates for similar financing.  The fair value of off-balance-sheet items is based on current fees or costs that would be charged to enter into or terminate such arrangements and is not material.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.  Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a loan restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulty.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011 and is retroactively applied to the beginning of the annual period of adoption.  The Company is evaluating the impact of the adoption of this standard.

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

Financial Condition

Total assets decreased by $17.5 million from $801.5 million as of December 31, 2010 to $784.0 million as of March 31, 2011.  The decline was attributable mostly to decreases in interest-bearing deposits in other financial institutions of $14.4 million and net loans of $8.7 million as the Company utilized available liquidity to increase its securities available for sale by $6.1 million, reduce FHLB advances by $10.0 million and offset a net reduction in total deposits of $14.6 million.

Net loans decreased by 1.73% to $493.5 million as of March 31, 2011 from $502.2 million at December 31, 2010.  The decrease in the loan portfolio was mostly concentrated in Commercial loans which decreased by $6.3 million during the period.  Also contributing to the decrease in loans were charge-offs of $909,000, transfers to foreclosed and repossessed assets, and new loan originations lower than repayments.

Securities available for sale increased from December 31, 2010 by $6.1 million to $210.3 million as of March 31, 2011 primarily due to purchases of $23.8 million, offset by sales of $13.5 million and maturities, prepayments and calls of $6.9 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

FHLB advances decreased to $40.0 million at March 31, 2011 from $50.0 at December 31, 2010 while other borrowings increased to $52.6 million at March 31, 2011.  Additionally, total deposits decreased by $14.6 million as a decrease in interest bearing deposits of $20.0 million was partially offset by a $5.3 million increase in non-interest bearing deposits. The Company continued its funding strategy by emphasizing growth in non-interest bearing deposits and pricing its interest bearing deposits at an appropriate level given on-balance sheet liquidity and the amount of unpledged securities in its investment portfolio.

Net Income Available to Common Shareholders.  Net income available to common shareholders was $1.5 million for both the three months ended March 31, 2011 and 2010.  Basic and diluted earnings per common share decreased to $0.46 and $0.44 per common share for the first quarter of 2011 compared to $0.47 per common share for the first quarter of 2010.  The decrease in basic and diluted earnings per share for the first quarter in 2011 was due to an increase in the number of outstanding common shares as the result of shares issued under the Company’s dividend reinvestment plan and shares issued under stock awards programs.  Also contributing to the decline was the dilutive effect of the warrants issued by the Company to the United States Treasury in conjunction with its participation in the Capital Purchase Program as the Company’s common stock price was higher in the 1st quarter of 2011 compared to 2010.  The annualized return on average assets and average shareholders’ equity were 0.92% and 11.36% for the three months ended March 31, 2011, respectively, compared to 0.91% and 11.87% for the equivalent periods in 2010.

Net interest income.  Net interest income for the three months ended March 31, 2011 decreased to $7.0 million from $7.2 million in the same period in 2010 while the net interest margin on a fully taxable equivalent basis also decreased 3.99% from 4.23% for the respective periods.  The overall decrease was attributable to a decrease in the yield on interest earning assets which decreased to 4.94% for the first quarter of 2011 as compared to 5.46% in 2010.  The largest decreases were in the Company’s loan portfolio yield which declined to 5.52% in 2011 from 5.84% in 2010 and the yield on taxable securities to 3.07% in 2011 from 4.00% in 2010.  The lower yields were the result of repayments and refinancing of loans to lower rates and maturities and sales of higher yielding securities replaced by purchases of lower yielding securities.  Given the current rate environment, there is significant downward pressure on interest earning assets which cannot be fully offset through reductions in costs of funds which declined to 1.16% for the first quarter of 2011 from 1.46% in 2010.  Most of the decrease was in the Company’s cost of FHLB advances which declined to 2.27% for the first quarter of 2011 from 3.17% in 2010.  During the first quarter of 2011, the Company repaid $10.0 million of advances and currently has $40.0 million outstanding.  The Company has limited ability to lower rates on its interest bearing deposits and repurchase agreements, but will continue to see a reduction in its cost of time deposits as they mature and are repriced.

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

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$17,944	$9	0.20%	$15,542	$5	0.14%
Taxable securities	152,543	1,153	3.07	107,484	1,059	4.00
Tax-exempt securities	54,829	891	6.59	46,676	781	6.79
Total loans and fees (1) (2)	507,636	6,913	5.52	536,983	7,727	5.84
FHLB and Federal Reserve stock	6,808	49	2.93	7,598	45	2.39
Total earning assets	739,760	9,015	4.94	714,283	9,617	5.46

Less: Allowance for loan losses	(10,765)			(14,991)
Non-earning assets:
Cash and due from banks	11,423			34,331
Bank premises and equipment, net	13,635			14,382
Other assets	38,432			43,367
Total assets	$792,485			$791,372

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$265,173	$322	0.49%	$229,899	$259	0.46%
Time deposits	228,535	849	1.51	242,189	1,187	1.99
Other borrowings	49,946	196	1.60	60,475	208	1.40
FHLB advances	46,722	262	2.27	52,717	412	3.17
Subordinated debentures	17,000	102	2.43	17,000	100	2.38
Total interest-bearing liabilities	607,376	1,731	1.16	602,280	2,166	1.46

Non-interest bearing liabilities:
Non-interest demand deposits	119,594			124,448
Accrued interest payable and other liabilities	1,684			3,823
Stockholders’ equity	63,832			60,821
Total liabilities and stockholders’ equity	$792,485			$791,372

Net interest income (taxable equivalent basis)		$7,284			$7,451
Less: taxable equivalent adjustment		(303)			(266)
Net interest income		$6,981			$7,185
Net interest spread			3.79%			4.00%
Net interest margin			3.99			4.23

(1)	The amount of direct loan origination cost included in interest on loans was $195 and $167 for the three months ended March 31, 2011 and 2010.

(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Rate/Volume Analysis.  The table below illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense on a FTE basis during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$4	$1	$3
Taxable securities	94	378	(284)
Tax-exempt securities	110	133	(23)
Total loans and fees	(814)	(411)	(403)
FHLB and Federal Reserve stock	4	(5)	9
Total increase (decrease) in interest income	(602)	96	(698)
Interest expense:
Savings and other	63	42	21
Time deposits	(338)	(64)	(274)
Other borrowings	(12)	(39)	27
FHLB advances	(150)	(43)	(107)
Subordinated debentures	2	-	2
Total increase (decrease) in interest expense	(436)	(104)	(332)
Increase (decrease) in net interest income	$(167)	$200	$(367)

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

Summary of Loan Loss Experience:

	Three Months Ended March 31,
Activity for the period ended:	2011	2010
	(In thousands)
Beginning balance	$10,864	$15,236
Charge-offs:
Residential real estate	(82)	(419)
Commercial real estate	(16)	(760)
Construction	(19)	(428)
Commercial business	(582)	(34)
Home equity	(99)	(237)
Consumer	(111)	(89)
Total	(909)	(1,967)

Recoveries:
Residential real estate	—	1
Commercial real estate	7	2
Construction	2	18
Commercial business	37	90
Home equity	1	—
Consumer	69	24
Total	116	135
Net loan charge-offs	(793)	(1,832)

Provision	810	1,113

Ending balance	$10,881	$14,517

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Provision for loan losses decreased to $810,000 for the first three months of 2011 as compared to $1.1 million for the same period in 2010 while net charge-offs also declined over the same periods from $1.8 million to $793,000 for the respective periods.  The provision for the first quarter of 2011 was impacted by the continued elevated levels of non-performing and classified loans and an increase in the estimated loss for certain previously classified credits.  The Company’s non-performing loans decreased slightly to $24.7 million as of March 31, 2011 from $25.4 million as of December 31, 2010 as both non-accrual and troubled restructured loans declined.  While the Company has achieved success in resolving classified credits through working with the customer or taking possession and disposing of collateral, new problem credits have offset some of the progress.  The Company has also had slight improvement in the amount of credits classified as substandard or doubtful, the two most severe ratings, which declined from total of $39.0 million at December 31, 2010 to $37.7 million at March 31, 2011 (see Footnote 3 to the Company’s consolidated financial statements for a description of the rating classifications and more loan detail).  Total loans past due was also moderately improved from a total of $20.5 million as of December 31, 2010 to $19.4 million as of March 31, 2011.  The modest improvement in the Company’s credit quality indicators is reflected in provision for loan losses that are slightly lower than the previous year but still elevated from historical levels.  The Company anticipates provision for loan losses will remain elevated until the pace of new identified classified credits slows substantially while resolutions to the current identified credits are achieved.  The allowance for loan losses as a percentage of loans decreased to 2.2% of loans as of March 31, 2011 from 2.7% at March 31, 2010 and increased from 2.1% as of December 31, 2010.  The decline from first quarter of 2010 to the first quarter of 2011 was mostly due to net charge-offs of $6.4 million over the twelve month period, the most significant portion of which were classified as of March 31, 2010.

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of March 31, 2011, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

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

	March 31, 2011	December 31, 2010
	(In thousands)

Loans on non-accrual status	$14,852	$15,013
Loans past due over 90 days still on accrual	-	-
Troubled debt restructurings	9,828	10,361
Foreclosed and repossessed assets	3,959	3,633
Total non-performing assets	$28,639	$29,007

Non-performing loans to total loans	4.89%	4.92%
Non-performing assets to total loans	5.68	5.62
Allowance as a percent of non-performing loans	44.09	42.82
Allowance as a percent of total loans	2.16	2.11

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income.  Non-interest income increased by $30,000 to $2.0 million for the three months ended March 31, 2011 as compared to $1.9 million for the equivalent period in 2010.  The increase was primarily due to an other-than-temporary impairment (“OTTI”) charge of $214,000 in the first quarter of 2010 that was not repeated in 2011 on two of the Company’s collateralized debt obligation investments (see Footnote 2 to the Company’s consolidated financial statements for further information on the investment portfolio and evaluation of OTTI).  Offsetting the decrease in OTTI charge, was a decrease in gains on sales of investment securities to $584,000 for the first quarter of 2011 as compared to $752,000 in 2010.  In 2011, the Company sold $13.5 million in securities as compared to sales of $36.3 million in 2010.  The Company continues to explore strategic opportunities to sell investments and reinvest the proceeds or utilize the cash flows for other purposes.

Non-interest expense.  Non-interest expense increased by $153,000 to $5.8 million in the first period of 2011 as compared to $5.7 million in the same period in 2010 due mostly to increases in salaries and employee benefits and legal and professional services, offset by decreases in FDIC insurance premiums and FHLB prepayment penalties.  Salaries and employee benefits increased to $3.1 million in 2011 from $2.6 million while the number of full time equivalent employees decreased from 205 to 200 over the same period.  The increase in expense is attributable to pay raises and the associated payroll taxes.  Also contributing to the increases were higher health insurance premiums and expense for stock based compensation and other performance based compensation.  Legal and professional fees increased to $429,000 for the first quarter of 2011 from $329,000 in 2010.  During the first quarter, the Company incurred higher legal and consulting services associated with loan collections as the Company’s non-performing loans remained at elevated levels.  FDIC insurance premiums decreased to $266,000 for the quarter ended March 31, 2011 as compared to $364,000 in the equivalent period in 2010 due to improved performance of the subsidiary banks in 2010 and 2011 as compared to 2009.  The Company incurred $335,000 of prepayment penalties in the first quarter of 2010 on the extinguishment of $10.5 million of FHLB advances that was not repeated in 2011.

Income tax expense.  Income tax expense for the three months ended March 31, 2011 was $494,000 as compared to $501,000 for the equivalent period in 2010.  The decrease in income tax expense was due to an decrease in pre-tax net income.  The Company’s effective tax rate for 2011 was 21.6% as compared to 21.7% in 2010 due to tax preference items and income tax credits remaining consistent for the two periods while pre-tax earnings increased.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2011, we had cash and interest-bearing deposits with banks of $21.7 million and securities available-for-sale with a fair value of $210.3 million.  If we require funds beyond the funds we are able to generate internally, we have $87.7 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $33.0 million.  Currently, YCB has the ability to declare and pay dividends of $4.4 million to the Company without prior regulatory approval while SCSB cannot declare and pay dividends due to significant net losses in 2009.  The holding company had $1.1 million in a correspondent account as of March 31, 2011.  Management believes the Company’s liquidity sources are adequate to meet its operational needs.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of March 31, 2011, Your Community Bank and Scott County State Bank were each considered adequately capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

March 31, 2011:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	15.4%	14.1%	10.1%
Your Community Bank	15.6%	14.4%	10.6%
Scott County State Bank	17.3%	16.1%	10.0%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2010:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	14.7%	13.5%	9.1%
Your Community Bank	15.1%	13.9%	9.7%
Scott County State Bank	16.6%	15.4%	9.7%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 551,557 shares at an aggregate cost of $9.5 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through March 31, 2011, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan.  As a condition for participating in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Company is prohibited from repurchasing our common stock until three years after the issuance of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value (the “Series A Preferred Stock”) purchased by the U.S. Treasury on May 29, 2009, or until the U.S. Treasury no longer holds any Series A Preferred Stock, without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, i.e. purchases in connection with the Company’s benefit plans.  Moreover, as long as the Series A Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Company’s common shares, are prohibited until all accrued and unpaid dividends are paid, subject to certain limited exceptions.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at March 31, 2011 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2010 and March 31, 2011 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of March 31, 2011 our net interest income would decrease by an estimated 1.4%, or $425,000, over the one year forecast horizon.  As of December 31, 2010, in the Up 200 Scenario we estimated that net interest income would decrease 1.3%, or $398,000, over a one year forecast horizon ending December 31, 2011.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2011 and December 31, 2010, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of March 31, 2010 and ending on March 31, 2011:

	Interest Rate Sensitivity as of March 31, 2011
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$29,371	$30,237
Investments	7,264	7,381
FHLB and FRB stock	185	185
Interest-bearing deposits in other financial institutions	22	121
Total interest Income	36,842	37,924

Projected interest expense:
Deposits	3,717	4,623
Federal funds purchased, line of credit and repurchase agreements	670	1,105
FHLB advances	864	887
Subordinated debentures	410	553
Total interest expense	5,661	7,168
Net interest income	$31,181	$30,756

Change from base		(425)
Percent change from base		(1.36)%

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2010 and ending December 31, 2011:

	Interest Rate Sensitivity as of December 31, 2010
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

PART I – ITEM 4

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer (serving as the principal financial officer), have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15 as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. During the first quarter of 2011, there have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Item 1A.  Risk Factors

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the three months ended March 31, 2011.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of March 31, 2011, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan. As a condition for participating in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Company is prohibited from repurchasing our common stock, which prohibition will last until three years after the issuance of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value (the “Series A Preferred Stock”) purchased by the U.S. Treasury on May 29, 2009, or until the U.S. Treasury no longer holds any Series A Preferred Stock, without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, i.e. purchases in connection with the Company’s benefit plans.  Moreover, as long as the Series A Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Company’s common shares, are prohibited until all accrued and unpaid dividends are paid, subject to certain limited exceptions.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: May 16, 2011	By:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ Paul. A. Chrisco
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