Form 10-Q
period 2011-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2011-08-15
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,317,126 shares of common stock were outstanding as of August 11, 2011.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$12,036	$11,658
Interest-bearing deposits in other financial institutions	35,671	23,818
Securities available for sale	180,908	204,188
Loans held for sale	161	1,080
Loans, net of allowance for loan losses of $10,913 and $10,864	493,221	502,223
Federal Home Loan Bank and Federal Reserve stock	5,925	6,808
Accrued interest receivable	3,213	3,089
Premises and equipment, net	13,571	13,659
Company owned life insurance	19,661	19,210
Other intangible assets	984	1,106
Foreclosed and repossessed assets	3,931	3,633
Prepaid FDIC insurance premium	3,208	3,673
Other assets	6,192	7,321
Total Assets	$778,682	$801,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$113,579	$115,014
Interest-bearing	487,475	503,807
Total deposits	601,054	618,821
Other borrowings	47,258	49,426
Federal Home Loan Bank advances	40,000	50,000
Subordinated debentures	17,000	17,000
Accrued interest payable	488	615
Other liabilities	4,159	2,439
Total liabilities	709,959	738,301

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Preferred stock, series A, without par value; 19,500 shares authorized; 19,468 issued and outstanding; liquidation preference of $19,468	19,170	19,123
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,317,133 and 3,297,625 outstanding in 2011 and 2010, respectively	386	386
Additional paid-in capital	45,472	45,521
Retained earnings	10,948	8,500
Accumulated other comprehensive income (loss)	2,177	(598)
Treasury stock, at cost (2011- 546,804 shares, 2010- 566,312 shares)	(9,430)	(9,767)
Total shareholders’ equity	68,723	63,165
Total Liabilities and Shareholders’ Equity	$778,682	$801,466

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$6,849	$7,547	$13,762	$15,274
Taxable securities	1,102	973	2,255	2,032
Tax-exempt securities	614	513	1,202	1,028
Federal Home Loan Bank and Federal Reserve dividends	46	41	95	86
Interest-bearing deposits in other financial institutions	6	19	15	24
Interest and dividend income	8,617	9,093	17,329	18,444

Interest expense
Deposits	1,051	1,412	2,222	2,858
Other borrowings	194	204	390	412
Federal Home Loan Bank advances	219	359	481	771
Subordinated debentures	102	102	204	202
Interest expense	1,566	2,077	3,297	4,243
Net interest income	7,051	7,016	14,032	14,201

Provision for loan losses	911	1,190	1,721	2,303

Net interest income after provision for loan losses	6,140	5,826	12,311	11,898

Non-interest income
Service charges on deposit accounts	871	879	1,623	1,657
Commission income	39	32	80	59
Net gain on sales of available for sale securities	469	489	1,053	1,241
Mortgage banking income	47	75	92	147
Earnings on company owned life insurance	173	179	334	358
Interchange income	245	236	485	449
Other-than-temporary impairment loss
Total impairment loss	-	-	-	(638)
Loss recognized in other comprehensive income (loss)	-	-	-	424
Net impairment loss recognized in earnings	-	-	-	(214)
Other income	94	114	229	235
Non-interest income	1,938	2,004	3,896	3,932

Non-interest expense
Salaries and employee benefits	2,893	2,639	5,952	5,236
Occupancy	607	528	1,164	1,027
Equipment	273	312	543	617
Data processing	599	707	1,143	1,276
Marketing and advertising	61	94	112	167
Legal and professional service fees	399	330	828	659
FDIC insurance premiums	244	363	510	727
Prepayment penalties on extinguishment of debt	-	-	-	335
Foreclosed assets, net	96	60	175	153
Other expense	515	504	1,107	1,034
Total non-interest expense	5,687	5,537	11,534	11,231
Income before income taxes	2,391	2,293	4,673	4,599

Income tax expense	536	491	1,030	992

Net income	1,855	1,802	3,643	3,607

Preferred stock dividends and discount accretion	(267)	(265)	(533)	(533)

Net income available to common shareholders	$1,588	$1,537	$3,110	$3,074

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earnings per common share:
Basic	$0.48	$0.47	$0.94	$0.94
Diluted	$0.46	$0.46	$0.91	$0.93

Dividends per common share	$0.100	$0.100	$0.200	$0.200

Comprehensive income	$3,882	$2,247	$6,418	$3,935

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2011	$19,123	$386	$45,521	$8,500	$(598)	$(9,767)	$63,165
Comprehensive income:
Net income	—	—	—	3,643	—	—	3,643
Change in unrealized gain (losses) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	2,766	—	2,766
Unrealized gain on pension benefits, net of tax effects	—	—	—	—	9	—	9
Total comprehensive income	—	—	—	3,643	2,775	—	6,418
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(662)	—	—	(662)
Dividends on preferred stock	—	—	—	(486)	—	—	(486)
Issuance of treasury stock under dividend reinvestment plan	—	—	(44)	—	—	149	105
Amortization of preferred stock discount	47	—	—	(47)	—	—	—
Issuance of stock award shares	—	—	(188)	—	—	188	—
Stock award expense	—	—	183	—	—	—	183
Balance, June 30, 2011	$19,170	$386	$45,472	$10,948	$2,177	$(9,430)	$68,723

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,643	$3,607
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,721	2,303
Depreciation and amortization	746	786
Net amortization of securities	411	215
Net gain on sales of available for sale securities	(1,053)	(1,241)
Other-than-temporary impairment loss	-	214
Debt prepayment penalties	-	335
Mortgage loans originated for sale	(5,531)	(7,883)
Proceeds from mortgage loan sales	6,539	8,738
Net gain on sales of mortgage loans	(89)	(147)
Earnings on company owned life insurance	(334)	(358)
Shared based compensation expense	183	95
Net gain on disposition of foreclosed and repossessed assets	(33)	(147)
Net change in:
Accrued interest receivable	(124)	25
Accrued interest payable	(127)	(177)
Other assets	1,454	(42)
Other liabilities	445	53
Net cash from operating activities	7,851	6,376
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	(11,853)	(43,435)
Available for sale securities:
Sales	45,138	58,661
Purchases	(29,127)	(58,248)
Maturities, prepayments and calls	12,101	10,400
Loan originations and payments, net	6,181	20,130
Proceeds from the sale of foreclosed and repossessed assets	851	759
Purchases of premises and equipment	(552)	(337)
Investment in company owned life insurance	(117)	-
Purchase of Federal Reserve and FHLB stock	-	(10)
Proceeds from redemption of Federal Reserve and FHLB stock	883	104
Net cash from investing activities	23,505	(11,976)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(17,767)	39,457
Net change in other borrowings	(2,168)	(23,513)
Proceeds from Federal Home Loan Bank advances	20,000	45,000
Repayment of Federal Home Loan Bank advances	(30,000)	(55,835)
Cash dividends paid on preferred shares	(486)	(487)
Cash dividends paid on common shares	(557)	(557)
Net cash from financing activities	(30,978)	4,065
Net change in cash and due from financial institutions	378	(1,535)
Cash and due from financial institutions at beginning of period	11,658	24,474
Cash and due from financial institutions at end of period	$12,036	$22,939

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Supplemental cash flow information:
Interest paid	$3,424	$4,420
Income taxes paid, net of refunds	$330	$715

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	$1,449	$2,860
Issuance of treasury shares under dividend reinvestment plan	$105	$99
Sale and financing of foreclosed and repossessed assets	$333	$2,610

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011:
Securities available for sale:
State and municipal	$58,791	$3,005	$(38)	$61,758
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	114,005	3,426	-	117,431
Collateralized debt obligations, including trust preferred securities	4,069	-	(2,602)	1,467
Mutual funds	250	2	-	252
Total securities available for sale	$177,115	$6,433	$(2,640)	$180,908

December 31, 2010:
Securities available for sale:
State and municipal	$55,298	$1,434	$(234)	$56,498
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	144,968	2,293	(1,178)	146,083
Collateralized debt obligations, including trust preferred securities	4,069	-	(2,710)	1,359
Mutual funds	250	-	(2)	248
Total securities available for sale	$204,585	$3,727	$(4,124)	$204,188

Sales of available for sale securities were as follows.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)
Proceeds	$31,603	$22,396	$45,138	$58,661
Gross gains	469	489	1,053	1,241
Gross losses	-	-	-	-

The tax provision applicable to these realized gains amounted to $159,000 and $358,000 for the three and six months ended June 30, 2011, respectively, and $166,000 and $422,000 for the three and six months ended June 30, 2010, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at June 30, 2011 were as follows.  Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	June 30, 2011
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$390	$391
One to five years	1,537	1,620
Five to ten years	13,575	14,173
Beyond ten years	47,358	47,041
Residential mortgage-backed securities issued by U.S. Government sponsored entities	114,005	117,431
Mutual funds	250	252
Total	$177,115	$180,908

Securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2011	(In thousands)
State and municipal	$1,903	$(38)	$-	$-	$1,903	$(38)
Collateralized debt obligations, including trust preferred securities	-	-	1,467	(2,602)	1,467	(2,602)
Total temporarily impaired	$1,903	$(38)	$1,467	$(2,602)	$3,370	$(2,640)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2010	(In thousands)
State and municipal	$1,344	$(83)	$7,402	$(151)	$8,746	$(234)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	68,927	(1,178)	-	-	68,927	(1,178)
Collateralized debt obligations, including trust preferred securities	-	-	1,359	(2,710)	1,359	(2,710)
Mutual funds	248	(2)	-	-	248	(2)
Total temporarily impaired	$70,519	$(1,263)	$8,761	$(2,861)	$79,280	$(4,124)

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

As of June 30, 2011, the Company’s security portfolio consisted of 235 securities, 11 of which were in an unrealized loss position. The unrealized losses are in the Company’s state and municipal and collateralized debt obligations, as discussed below:

State and Municipal

At June 30, 2011 the Company had approximately $1.9 million of state and municipal securities with an unrealized loss of $38,000.  Of the 143 state and municipal securities in the Company’s portfolio, 134 had an investment grade rating as of June 30, 2011 while 9 were not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

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

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $4.1 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	Current Period OTTI Related to Credit Loss, Pre-Tax
Security 1	B+ (S&P)	$2,000	$2,000	$959	$-	$-
Security 2	Ba3	147	-	-	146	-
Security 3	Ca	49	43	27	5	-
Security 4	Ca	317	282	145	35	-
Security 5	Ca	1,561	872	168	637	-
Security 6	Ca	1,561	872	168	637	-

		$5,635	$4,069	$1,467	$1,460	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Securities (Continued)

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies.  The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default.  We considered all defaults to be immediate.  We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank).  For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%.  After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note.  Additionally, we assumed that all bank and bank holding company issuers with total assets of greater than $15 billion would prepay their obligations before the phase-out period begins for inclusion in Tier 1 capital on January 1, 2013 in accordance with the Dodd-Frank Act.  Upon completion of the analysis, our model indicated we did not have additional other-than-temporary impairment.  At June 30, 2011 the six securities subject to FASB ASC 325-40 accounted for the $2.6 million of unrealized loss in the collateralized debt obligations category.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$1,460	$1,314	$1,460	$1,100
Increases to credit losses on securities for which other-than-temporary impairment was previously recognized	-	-	-	214
Ending balance	$1,460	$1,314	$1,460	$1,314

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans

Loans at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Commercial	$98,788	$103,295
Construction	46,628	48,872
Commercial real estate:
Owner occupied nonfarm/residential	93,283	89,373
Other nonfarm/residential	76,938	82,558
Residential real estate:
Secured by first liens	129,742	126,951
Home equity	48,341	50,460
Consumer	10,414	11,578
Subtotal	504,134	513,087
Less:
Allowance for loan losses	(10,913)	(10,864)
Loans, net	$493,221	$502,223

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011 (in thousands):

Three Months Ended June 30, 2011:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$3,002	$1,830	$2,826	$2,872	$351	$10,881
Provision for loan losses	1,027	62	(179)	(63)	64	911
Loans charged-off	(615)	-	-	(282)	(75)	(972)
Recoveries	38	-	5	18	32	93
Ending balance	$3,452	$1,892	$2,652	$2,545	$372	$10,913

Six Months Ended June 30, 2011:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864
Provision for loan losses	1,329	16	157	186	33	1,721
Loans charged-off	(1,197)	(19)	(16)	(463)	(186)	(1,881)
Recoveries	75	2	12	19	101	209
Ending balance	$3,452	$1,892	$2,652	$2,545	$372	$10,913

The following table presents the activity in the allowance for loan losses for the three and six months ended June 30, 2010 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2010
Beginning balance	$14,517	$15,236
Provision for loan losses	1,190	2,303
Loans charged-off	(3,519)	(5,486)
Recoveries	187	322
Ending balance	$12,375	$12,375

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans, which includes the unpaid principal balance, net of partial charge-offs of $4.4 million and $4.7 million as of June 30, 2011 and December 31, 2010, by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$63	$1,312	$1,096	$366	$35	$2,872
Collectively evaluated for impairment	3,389	580	1,556	2,179	337	8,041
Total ending allowance balance	$3,452	$1,892	$2,652	$2,545	$372	$10,913

Loans:
Loans individually evaluated for impairment	$190	$11,159	$11,893	$3,654	$209	$27,105
Loans collectively evaluated for impairment	98,598	35,469	158,328	174,429	10,205	477,029
Total ending loans balance	$98,788	$46,628	$170,221	$178,083	$10,414	$504,134

December 31, 2010:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$41	$749	$818	$582	$50	$2,240
Collectively evaluated for impairment	3,204	1,144	1,681	2,221	374	8,624
Total ending allowance balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864

Loans:
Loans individually evaluated for impairment	$266	$8,848	$12,127	$4,711	$209	$26,161
Loans collectively evaluated for impairment	103,029	40,024	159,804	172,700	11,369	486,926
Total ending loans balance	$103,295	$48,872	$171,931	$177,411	$11,578	$513,087

There were no impaired loans at June 30, 2011 and December 31, 2010 which did not have allocated allowance for loan losses.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the six month period ending June 30, 2011:
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$190	$190	$63	$206	$2
Construction	14,843	11,159	1,312	9,614	2
Commercial real estate:
Owner occupied nonfarm/nonresidential	565	565	34	700	1
Other nonfarm/nonresidential	11,949	11,328	1,062	11,164	156
Residential real estate:
Secured by first liens	3,643	3,517	335	4,354	42
Home equity	137	137	31	128	-
Consumer	209	209	35	200	-
Total	$31,536	$27,105	$2,872	$26,366	$203

The following table presents the information related to loans individually evaluated for impairment by class of loans for the three month period ending June 30, 2011:
	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$175	$1
Construction	9,997	1
Commercial real estate:
Owner occupied nonfarm/nonresidential	665	-
Other nonfarm/nonresidential	11,066	68
Residential real estate:
Secured by first liens	4,237	19
Home equity	131	-
Consumer	196	-
Total	$26,467	$89

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
Commercial	$266	$266	$41
Construction	12,322	8,848	749
Commercial real estate:
Owner occupied nonfarm/nonresidential	979	769	44
Other nonfarm/nonresidential	12,030	11,358	774
Residential real estate:
Secured by first liens	4,973	4,588	581
Home equity	123	123	1
Consumer	209	209	50
Total	$30,902	$26,161	$2,240

The following table presents information for loans individually evaluated for impairment as of June 30, 2010 (in thousands):

Average of individually impaired loans during the year	$25,307
Interest income recognized and received during impairment	112

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010:
	June 30, 2011		December 31, 2010
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$193	$-	$118	$-
Construction	9,856	-	8,198	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	741	-	749	-
Other nonfarm/nonresidential	3,109	-	3,068	-
Residential real estate:
Secured by first liens	3,172	-	2,463	-
Home equity	174	-	229	-
Consumer	178	-	188	-
Total	$17,423	$-	$15,013	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans:

June 30, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$2,137	$113	$193	$2,443	$96,345	$-
Construction	154	23	10,510	10,687	35,941	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	50	137	187	93,096	-
Other nonfarm/nonresidential	378	197	3,109	3,684	73,254	-
Residential real estate:
Secured by first liens	1,334	181	3,082	4,597	125,145	-
Home equity	485	17	178	680	47,661	-
Consumer	172	64	209	445	9,969	-
Total	$4,660	$645	$17,418	$22,723	$481,411	$-

December 31, 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$37	$159	$44	$240	$103,055	$-
Construction	882	121	8,122	9,125	39,747	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	20	207	715	942	88,431	-
Other nonfarm/nonresidential	298	704	2,728	3,730	78,828	-
Residential real estate:
Secured by first liens	1,643	859	1,871	4,373	122,578	-
Home equity	913	68	284	1,265	49,195	-
Consumer	444	134	228	806	10,772	-
Total	$4,237	$2,252	$13,992	$20,481	$492,606	$-

Troubled Debt Restructurings:

Troubled debt restructurings totaled $9.2 million and $10.4 million at June 30, 2011 and December 31, 2010.  The Company has allocated $689,000 and $911,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010.  The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2011 and December 31, 2010.

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

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans.  The risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2011 and December 31, 2010 is as follows:

June 30, 2011:
	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$3,928	$623	$2,849	$39	$91,349	$98,788
Construction	8,749	1,449	3,986	11,159	21,285	46,628
Commercial real estate:
Owner occupied nonfarm/nonresidential	3,523	1,162	372	565	87,661	93,283
Other nonfarm/nonresidential	7,514	-	9,383	2,314	57,727	76,938
Residential real estate:
Secured by first liens	1,753	435	3,750	1,929	121,875	129,742
Home equity	200	-	305	60	47,776	48,341
Consumer	939	-	202	80	9,193	10,414
Total	$26,606	$3,669	$20,847	$16,146	$436,866	$504,134

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

December 31, 2010:
	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	In thousands
Commercial	$1,324	$727	$3,286	$171	$97,787	$103,295
Construction	7,739	1,753	6,920	8,848	23,612	48,872
Commercial real estate:
Owner occupied nonfarm/nonresidential	1,550	999	380	769	85,676	89,374
Other nonfarm/nonresidential	7,776	-	9,054	3,068	62,659	82,557
Residential real estate:
Secured by first liens	2,518	436	4,123	1,775	118,099	126,951
Home equity	272	119	228	71	49,770	50,460
Consumer	63	-	194	135	11,186	11,578
Total	$21,242	$4,034	$24,185	$14,837	$448,789	$513,087

4.   Deposits

Deposits at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)

Demand (NOW)	$95,094	$85,520
Money market accounts	153,765	149,777
Savings	37,606	35,127
Individual retirement accounts	30,212	31,760
Certificates of deposit, $100,000 and over	67,557	83,918
Other certificates of deposit	103,241	117,705

Total interest bearing deposits	487,475	503,807

Total non-interest bearing deposits	113,579	115,014

Total deposits	$601,054	$618,821

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   Other Borrowings

Other borrowings at June 30, 2011 and December 31, 2010, consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)

Repurchase agreements	$33,685	$35,096
Line of Credit	3,100	3,800
Structured repurchase agreement	9,800	9,800
Note payable	673	730

Total other borrowings	$47,258	$49,426

The Company has available a revolving line of credit with a bank for $2.8 million.  The line of credit expires on June 30, 2013 and bears interest at the quotient of 1 month LIBOR divided by one minus the reserve requirement under Regulation D applicable to dollar deposits in the London interbank market with a maturity equal to one month plus a margin determined by the Company’s level of non-performing assets to capital, currently 3.50% (3.73% at June 30, 2011).  As a condition for renewal, the Company was required to make a one-time principal repayment of $300,000, which was paid in July.  Payments of $350,000 in principal plus all accrued and unpaid interest are due quarterly.  The line of credit is collateralized by 500 shares of Your Community Bank common stock and 73,000 of The Scott County State Bank common stock. The holding company has a line of credit borrowing agreement with an unaffiliated financial institution that requires us to meet certain covenants.  As of March 31, 2011 and June 30, 2011, the holding company was required to maintain at a minimum $1.5 million and $1.6 million in liquid assets, respectively.  The Company failed to maintain the required balances as of those dates and received a waiver of the violation for the first quarter from the holding company’s lender.  The Company has requested a waiver for the second quarter violation and, as of the date of this filing, was in compliance with all covenants of the borrowing agreement.

One of the Company’s subsidiary banks is a limited partner in an investment partnership which constructs low income housing.  The Company currently has a 14.8% ownership interest, although that is expected to be reduced to 5% - 7% once all partnership units have been sold.  In exchange for an investment of $1.0 million, the Company issued a note payable for $1.0 million to the partnership.  Payments are due on demand in the amount requested from the partnership.  The note does not bear interest unless payments are not made within 15 days of the request.  In accordance with accounting guidance, the Company did not consolidate the investment in the partnership into its financial statements because it owns less than 50% of the partnership and does not control the operations.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Earnings Per Common Share

Earnings per common share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except for share and per share amounts)
Basic:
Net income	$1,855	$1,802	$3,643	$3,607
Less: Preferred stock dividend and amortization of discount	(267)	(265)	(533)	(533)
Net income available to common shareholders	$1,588	$1,537	$3,110	$3,074
Average shares outstanding	3,313,947	3,282,764	3,310,222	3,279,950
Net income per common share, basic	$0.48	$0.47	$0.94	$0.94

Diluted:
Net income available to common shareholders	$1,588	$1,537	$3,110	$3,074
Average shares:
Common shares outstanding for basic	3,313,947	3,282,764	3,310,222	3,279,950
Add: Dilutive effect of outstanding warrants	109,997	58,526	122,952	42,717
Average shares and dilutive potential common shares	3,423,944	3,341,290	3,433,174	3,322,667
Net income per common share, diluted	$0.46	$0.46	$0.91	$0.93

Stock options for 189,200 and 192,700 shares of common stock were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2010, respectively, because their effect was antidilutive.  This compares to stock options for 223,900 shares of common stock that were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2010.

Deferred stock units totaling 38,000 were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2011 and 2010, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

Restricted share awards of 33,022 and 17,000 common shares were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2011 and 2010, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 168,395 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2011 and December 31, 2010 was $0. There was $0 in total compensation cost related to unvested options not recognized at June 30, 2011 and December 31, 2010, respectively.  The Company recognized $0 in expense for stock options for the three and six months ended June 30, 2011 and $10,000 and $17,000 in expense during the three and six months ended June 30, 2010, respectively.  The Company has options vested of 188,700 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 4.4 years as of June 30, 2011.  During the six months ended June 30, 2011, no options were granted while 4,000 were forfeited.

For the three and six months ended June 30, 2011, we recognized $41,000 and $68,000 in expense for restricted stock awards, respectively.  During the first six months of 2011, we granted 33,022 restricted stock awards to employees which had an aggregate fair value of $477,000 at the date of grant; 31,500 of the awards vest in the first quarter of 2014 while 1,522 awards conditionally vest in the first quarter of 2013.  The fair value of the restricted stock awards was calculated based on the Company’s stock price at the date of issuance.  There were no forfeitures during the first six months of 2011.  At June 30, 2011, there were 33,022 outstanding and unvested restricted stock awards.  For the three and six months ended June 30, 2010, we recognized $26,000 and $53,000 in expense for restricted stock awards, respectively.

For the three and six months ended June 30, 2011, we recognized $78,000 and $115,000 of expense for deferred stock units, respectively.  For the three and six months ended June 30, 2010, we recognized $13,000 and $25,000 of expense for deferred stock units, respectively.  During the first six months of 2011 there were no deferred stock units granted or forfeited.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Other Comprehensive Income

Other comprehensive income components and related taxes were as follows.

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Unrealized holding gains on available for sale securities	$3,554	$1,285	$5,253	$2,039
Unrealized holding losses on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	-	(28)	-	(452)
Less reclassification adjustments for other-than-temporary impairment related credit losses	-	-	-	214
Less reclassification adjustments for gains recognized in income	(469)	(489)	(1,053)	(1,241)
Net unrealized gains on securities available for sale, net of reclassifications	3,085	768	4,200	560

Unrealized gain (loss) on pension benefits	(3)	(64)	14	(48)

Other comprehensive income before tax effects	3,082	704	4,214	512
Tax effect	(1,055)	(259)	(1,439)	(184)

Other comprehensive income	$2,027	$445	$2,775	$328

	Balance at 12/31/10	Current Period Change	Balance at 6/30/11

Unrealized gains (losses) on securities available for sale, net of tax	$(263)	$2,766	$2,503
Unrealized loss on pension benefits, net of tax	(335)	9	(326)

Total	$(598)	$2,775	$2,177

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies were historically priced using Level 2 inputs.  The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, these investments are priced using Level 3 inputs.  The fair values of our collateralized debt obligations are determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers.  We provide our estimate of default for each issuer, which ranges from 100% loss to 0.40% loss at June 30, 2011, to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions.  To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates ranging from 8.93% to 27.49% (19.54% weighted average rate) depending on the security.  The discount rates were determined utilizing a risk free rate of three month Libor plus 300 bps (3.25% at 6/30/11), which includes a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2011):
Available for sale securities:
State and municipal	$61,758	$—	$61,758	$—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	117,431	—	117,431	—
Collateralized debt obligations, including trust preferred securities	1,467	—	—	1,467
Mutual Funds	252	—	252	—

Total available for sale securities	$180,908	$—	$179,441	$1,467

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

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011 (in thousands)		June 30, 2010 (in thousands)
Balance, beginning of period	$1,395	$1,359	$1,437	$2,585
Other-than-temporary impairment recognized in earnings	-	-	-	(214)
Net unrealized gain (loss) included in other comprehensive income	72	108	52	(882)
Balance, end of period	$1,467	$1,467	$1,489	$1,489

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three and six month periods ended June 30 for level 3 assets that are still held at June 30:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011		June 30, 2010
	(in thousands)
Interest income on securities	$15	$29	$18	$33
Other changes in fair value	-	-	-	-
Total	$15	$29	$18	$33

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.  Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2011):
Impaired loans:
Commercial	$27	$—	$—	$27
Construction	7,338	—	—	7,338
Commercial real estate:
Owner Occupied nonfarm/nonresidential	142	—	—	142
Other nonfarm/nonresidential	9,154	—	—	9,154
Residential real estate:
Secured by first liens	1,735	—	—	1,735
Home equity	43	—	—	43
Consumer	64	—	—	64

Foreclosed and repossessed assets:
Construction	973	—	—	973
Commercial real estate:
Owner Occupied nonfarm/nonresidential	350	—	—	350
Other nonfarm/nonresidential	1,752	—	—	1,752
Residential real estate:
Secured by first liens	849	—	—	849
Consumer	7	—	—	7

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.  Fair Value (Continued)

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (December 31, 2010):
Impaired loans:
Commercial	$39	$—	$—	$39
Construction	3,566	—	—	3,566
Commercial real estate:
Owner Occupied nonfarm/nonresidential	142	—	—	142
Other nonfarm/nonresidential	8,676	—	—	8,676
Residential real estate:
Secured by first liens	1,591	—	—	1,591
Home equity	71	—	—	71
Consumer	24	—	—	24

Foreclosed and repossessed assets:
Construction	1,168	—	—	1,168
Commercial real estate:
Owner Occupied nonfarm/nonresidential	600	—	—	600
Other nonfarm/nonresidential	1,309	—	—	1,309
Residential real estate:
Secured by first liens	551	—	—	551
Consumer	5	—	—	5

The Company measures loans for impairment using the fair value of the collateral for collateral-dependent loans.  The Company’s impaired loans totaled $27.1 million as of June 30, 2011, which included collateral-dependent loans with a carrying value of $21.2 million.  As of June 30, 2011, the Company’s collateral dependent loans had a valuation allowance of $2.7 million, resulting in a provision for loan losses of $353,000 and $959,000 for the three and six months ended June 30, 2011, respectively.  The Company recognized provision for loan losses of $637,000 and $1.3 million for the three and six months ended June 30, 2010, respectively, for collateral dependent loans.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three and six months ended June 30, 2011 and 2010, the Company did not recognize charges to write down foreclosed and repossessed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.  Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at June 30, 2011 and December 31, 2010 were as follows.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$12,036	$12,036	$11,658	$11,658
Interest-bearing deposits in other financial institutions	35,671	35,671	23,818	23,818
Loans held for sale	161	163	1,080	1,091
Loans, net of allowance for loan losses and impaired loans	471,913	486,330	497,095	492,637
Accrued interest receivable	3,213	3,213	3,089	3,089
Federal Home Loan Bank and Federal Reserve Stock	5,925	n/a	6,808	n/a

Financial liabilities
Deposits	601,054	578,096	618,821	595,354
Other borrowings	47,258	44,741	49,426	49,409
Federal Home Loan Bank Advances	40,000	40,966	50,000	50,872
Subordinated debentures	17,000	9,915	17,000	10,013
Accrued interest payable	488	488	615	615

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

Financial Condition

Total assets decreased by $22.8 million, or 2.8%, to $778.7 million as of June 30, 2011 due primarily to decreases of $23.3 million in available for sale securities and $9.0 million in net loans, offset by an increase in interest-bearing deposits in other financial institutions of $11.9 million.  Total deposits decreased by $17.8 million from December 31, 2010 to $601.1 million as interest-bearing deposits declined by $16.3 million and non interest-bearing were lower by $1.4 million.  Other borrowings and FHLB advances decreased by $2.2 million and $10.0 million to $47.3 million and $40.0 million as of June 30, 2011, respectively.

Net loans declined to $493.2 million as of June 30, 2011 from $502.2 million at December 31, 2010.  The decrease in the Company’s loan portfolio is driven by low loan demand in the Company’s market as new originations have not kept pace with loan repayments over the period.  Additionally, net loans have been impacted over the period by higher than historical levels of charge-offs and foreclosures during the first six months of 2011 (see the “Allowance and Provision for Loan Losses” section of management’s discussion and analysis for further information on charge-off activity and credit quality).

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Securities available for sale decreased from December 31, 2010 to $180.9 million as of June 30, 2011 primarily due to sales of $45.1 million and maturities, prepayments and calls of $12.1 million, offset primarily by purchases of $29.1 million.  The Company utilized the net proceeds received during the period to offset the reduction in deposit accounts and increase the Company’s on-balance sheet liquidity.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Net Income.  Net income available to common shareholders was $1.6 million for the three months ended June 30, 2011 compared to $1.5 million for the equivalent period in 2010.  Basic earnings per common share increased to $0.48 per common share for the second quarter of 2011 from $0.47 for 2010 while diluted earnings per common share was $0.46 for both 2011 and 2010.  The increase in earnings from the second quarter of 2010 was due to a decrease in provision for loan losses of $279,000 and an increase in net interest income of $35,000, offset by a decrease in non-interest income of $66,000 and an increase in non-interest expenses of $150,000.  The annualized return on average assets and average shareholders’ equity were 0.82% and 9.55% for the three months ended June 30, 2011, respectively.

Net income available to common shareholders for the six month periods ended June 30, 2011 and 2010 was $3.1 million while basic and diluted earnings per common share for 2011 was $0.94 and $0.91 and $0.94 and $0.93 for 2010, respectively.  The reduction in provision for loan losses $582,000 from 2010 to 2011 was fully offset by decreases in net interest income of $169,000 and non-interest income of $36,000 and an increase in non-interest expense of $303,000 resulting in flat earnings between the two periods.  The annualized return on average assets and average shareholders’ equity were 0.80% and 9.61% for the six months end June 30, 2011, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income.  Net interest income for the quarter ended June 30, 2011 increased slightly from the same period in 2010 to $7.1 million while the Company’s net interest margin on a fully taxable equivalent basis increased to 4.08% from 4.02% over the same periods, respectively.  The increase in net interest income was accomplished by reducing low yielding interest-bearing deposits in other financial institutions from an average balance of $42.1 million in the second quarter of 2010 to an average balance of $5.8 million in 2011.  In addition, the Company reduced its average balance in cash and due from banks, which does not earn interest, to $15.5 million in second three months of 2011 from $36.6 million in 2010.  The balances in interest-bearing deposits in other financial institutions and cash and due from banks were reallocated to higher-yielding assets, such as taxable and tax-exempt securities, and utilized to repay FHLB advances and offset net reductions in interest bearing deposits, which reduced the Company’s interest expense during the period.  The yield on interest earning assets decreased to 4.95% for the second quarter in 2011 from 5.16% in 2010 as the yield on taxable securities, tax-exempt securities, and loans fell to 3.00%, 6.48%, and 5.42%, respectively.  The decreases in the yields on taxable and tax-exempt securities was due to maturities and selling of securities in the portfolio being reinvested at lower rates due to the current rate environment.  The yield on loans declined as loans are repaid, including fixed rate loans originated in a higher rate environment, while new loans are originated in a competitive market for qualified borrowers.  Also, depressing the yield on loans were non-accrual loans that totaled $17.4 million as of June 30, 2011.  The cost of interest-bearing liabilities declined to 1.06% for the three months ended June 30, 2011 from 1.36% in the equivalent period on 2010 as all categories decreased between the two periods.  The most significant driver of the decrease was a shifting from time deposits which had a weighted average cost of 1.39% in 2011 to savings and other deposits which had a weighted average cost of 0.48% and a reduction in the average balance and cost of FHLB advances to $45.1 million and 1.95%.  The Company is continually focused on structuring liabilities to reduce the amount and cost of higher costing deposits and wholesale funding and increasing low-cost and non-interest bearing deposits.

Net interest income for the six month period ending June 30, 2011 decreased by $169,000 to $14.0 million from $14.2 million for the same period in 2010 while the net interest margin on a fully taxable equivalent basis declined over the same period from 4.13% in 2010 to 4.04% in 2011.  The yield on the Company’s earning assets declined to 4.94% for the first half of 2011 from 5.32% for the equivalent period in 2010 as the most significant drivers of interest income, taxable and tax-exempt securities and loans, all had lower yields in 2011.  The decline was attributable to maturities and sells of higher yielding securities being reinvested at lower rates and maturities of loans.  The cost of interest-bearing liabilities fell from 1.41% in 2010 to 1.11% in 2011 which was mostly achieved through reductions in the cost of time deposits, the largest component of interest expense, and FHLB advances.  The Company has been able to reprice its maturing time deposits at lower rates while also experiencing a shift in time deposits to savings and other accounts.  During the six month period in 2011, the average balance of time deposits was $219.5 million with an average cost of 1.45% which was down from an average balance of $245.3 million in 2010 with an average cost 1.89% while the average balance and cost of savings and other deposits was $265.9 million and 0.49%, respectively, from $234.9 million and 0.48% in 2010.  The average balance and cost of FHLB advances declined to $45.9 million and 2.11% in 2011 from $53.5 million and 2.92% in 2010 as the Company utilized available cash flows from maturing loans and investments to repay maturing advances.

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

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$5,815	$6	0.40%	$42,115	$19	0.19%
Taxable securities	147,270	1,102	3.00	107,239	973	3.65
Tax-exempt securities	57,519	930	6.48	46,217	777	6.76
Total loans and fees (1) (2)	507,224	6,849	5.42	526,107	7,547	5.77
FHLB and Federal Reserve stock	6,642	46	2.76	7,572	41	2.20
Total earning assets	724,470	8,933	4.95	729,250	9,357	5.16

Less: Allowance for loan losses	(11,022)			(14,639)
Non-earning assets:
Cash and due from banks	15,481			36,557
Bank premises and equipment, net	13,616			14,215
Other assets	38,950			49,420
Total assets	$781,495			$814,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$266,606	$322	0.48%	$239,879	$301	0.50%
Time deposits	210,613	729	1.39	248,390	1,111	1.80
Other borrowings	51,797	194	1.50	53,006	204	1.54
FHLB advances	45,055	219	1.95	54,264	359	2.66
Subordinated debentures	17,000	102	2.41	17,000	102	2.41
Total interest-bearing liabilities	591,071	1,566	1.06	612,539	2,077	1.36

Non-interest bearing liabilities:
Non-interest demand deposits	120,096			131,868
Accrued interest payable and other liabilities	3,664			7,401
Stockholders’ equity	66,664			62,995

Total liabilities and stockholders’ equity	$781,495			$814,803

Net interest income (taxable equivalent basis)		$7,367			$7,280
Less: taxable equivalent adjustment		(316)			(264)
Net interest income		$7,051			$7,016
Net interest spread			3.88%			3.80%
Net interest margin			4.08			4.02

(1)	The amount of direct loan origination cost included in interest on loans was $182 and $147 for the three months ended June 30, 2011 and 2010.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$11,719	$15	0.26%	$28,902	$24	0.17%
Taxable securities	149,892	2,255	3.03	107,361	2,032	3.83
Tax-exempt securities	56,181	1,821	6.54	46,445	1,558	6.78
Total loans and fees (1) (2)	507,429	13,762	5.47	531,516	15,274	5.81
FHLB and Federal Reserve stock	6,724	95	2.84	7,585	86	2.30
Total earning assets	731,945	17,948	4.94	721,809	18,974	5.32

Less: Allowance for loan losses	(10,894)			(14,814)
Non-earning assets:
Cash and due from banks	13,764			35,450
Bank premises and equipment, net	13,625			14,298
Other assets	38,592			46,611
Total assets	$787,032			$803,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$265,893	$644	0.49%	$234,918	$560	0.48%
Time deposits	219,525	1,578	1.45	245,306	2,298	1.89
Other borrowings	50,749	390	1.55	56,720	412	1.47
FHLB advances	45,884	481	2.11	53,494	771	2.92
Subordinated debentures	17,000	204	2.42	17,000	202	2.40
Total interest-bearing liabilities	599,051	3,297	1.11	607,438	4,243	1.41

Non-interest bearing liabilities:
Non-interest demand deposits	120,147			128,179
Accrued interest payable and other liabilities	2,578			5,823
Stockholders’ equity	65,256			61,914

Total liabilities and stockholders’ equity	$787,032			$803,354

Net interest income (taxable equivalent basis)		$14,651			$14,731
Less: taxable equivalent adjustment		(619)			(530)
Net interest income		$14,032			$14,201
Net interest spread			3.83%			3.91%
Net interest margin			4.04			4.13

(1)	The amount of direct loan origination cost included in interest on loans was $377 and $314 for the six months ended June 30, 2011 and 2010.

(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

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

	Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010 Increase/(Decrease) Due to			Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$(13)	$(25)	$12	$(9)	$(18)	$9
Taxable securities	129	320	(191)	223	696	(473)
Tax-exempt securities	153	184	(31)	263	317	(54)
Total loans and fees	(698)	(265)	(433)	(1,512)	(675)	(837)
FHLB and Federal Reserve stock	5	(5)	10	9	(11)	20
Total increase (decrease) in interest income	(424)	209	(633)	(1,026)	309	(1,335)
Interest expense:
Savings and other	21	33	(12)	84	75	9
Time Deposits	(382)	(154)	(228)	(720)	(224)	(496)
Other borrowings	(10)	(5)	(5)	(22)	(45)	23
FHLB advances	(140)	(55)	(85)	(290)	(99)	(191)
Subordinated debentures	-	-	-	2	-	2
Total increase (decrease) in interest expense	(511)	(181)	(330)	(946)	(293)	(653)
Increase (decrease) in net interest income	$87	$390	$(303)	$(80)	$602	$(682)

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

Summary of Loan Loss Experience:

	Three Months Ended June 30,		Six Months Ended June 30,
Activity for the period ended:	2011	2010	2011	2010
	(In thousands)
Beginning balance	$10,881	$14,517	$10,864	$15,236
Charge-offs:
Residential real estate	(282)	(124)	(364)	(543)
Commercial real estate	-	(767)	(16)	(1,527)
Construction	-	(1,884)	(19)	(2,312)
Commercial business	(615)	(541)	(1,197)	(575)
Home equity	-	(109)	(99)	(346)
Consumer	(75)	(94)	(186)	(183)
Total	(972)	(3,519)	(1,881)	(5,486)

Recoveries:
Residential real estate	6	3	7	4
Commercial real estate	6	76	12	78
Construction	-	4	2	22
Commercial business	38	40	75	130
Home equity	11	43	12	43
Consumer	32	21	101	45
Total	93	187	209	322
Net loan charge-offs	(879)	(3,332)	(1,672)	(5,164)
Provision for loan losses	911	1,190	1,721	2,303

Ending balance	$10,913	$12,375	$10,913	$12,375

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Provision for loan losses decreased to $911,000 and $1.7 million for the three and six months ended June 30, 2011, respectively, from $1.2 million and $2.3 million for the same periods in 2010.  Net charge-offs also decreased to $879,000 and $1.7 million for the three and six month periods ending June 30, 2011, respectively, from $3.3 million and $5.2 million for the equivalent periods in 2010.  Provision for loan losses for the three and six month period continues to remain higher than historical averages for the Company due to elevated levels of non-performing loans, which totaled $26.7 million as of June 30, 2011.  Of the total non-performing loans, $17.4 million were non-accrual loans while $9.2 million were considered troubled debt restructures (“TDRs”).  The Company’s provision has declined from the comparable periods in 2010 due to a slowing trend in new identified problem loans during 2011, however, the loan portfolio does continue to have elevated and increasing past due, non-accrual, and classified loans.  During the first six months of 2011, the total amount of outstanding classified loans increased to $67.3 million as of June 30, 2011 from $64.3 million at December 31, 2010 while doubtful loans, or loans that have exhibited the greatest weakness (see Footnote 3 to the Company’s consolidated financial statements for definitions of rating categories and other credit quality information), have increased to $16.1 million at June 30, 2011 from $14.8 million as of December 31, 2010.  The increase is mostly due to previously identified classified problem credits that have deteriorated further resulting in an increased likelihood of charge-off and also a decline in the collateral securing the loans.  Past due and non-accrual loans have experienced the same migration as classified loans over 2011 as well.  The Company’s provision for the three and six months ended June 30, 2011 is reflective of the increase in the aforementioned credit quality information over the period.  It is likely the Company’s provision for loan losses will remain elevated for the remainder of 2011 and into 2012 and may be substantially higher should economic conditions deteriorate further in the markets its loan customers operate.

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of June 30, 2011, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

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

	June 30, 2011	December 31, 2010
	(In thousands)

Loans on non-accrual status	$17,423	$15,013
Loans past due over 90 days still on accrual	-	-
Troubled debt restructurings	9,239	10,361
Foreclosed and repossessed assets	3,931	3,633
Total non-performing assets	$30,593	$29,007

Non-performing loans to total loans	5.29%	4.92%
Non-performing assets to total loans	6.07	5.62
Allowance as a percent of non-performing loans	40.93	42.82
Allowance as a percent of total loans	2.16	2.11

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income.  Non-interest income for the three months ended June 30, 2011 was $1.9 million as compared to $2.0 million in 2010, a decrease of $66,000.  The decrease was due to declines in mortgage banking income of $28,000 and net gains on sale of available for sale securities of $20,000.  Mortgage banking decreased over the period due to lower volume of loans sold into the secondary market for the second quarter 2011 as compared to 2010.  In the second quarter of 2010, the Company sold $4.0 million of loans as compared to $2.5 million in 2011.  Net gains on sales of available for sale securities lowered to $469,000 for 2011 from $489,000 in 2010 as the gains were utilized to offset elevated provision for loan losses while the proceeds from sales allowed the Company to repay FHLB advances, offset reductions in deposit account balances, and increase on-balance sheet liquidity.

Non-interest income for the six months ended June 30, 2011 and 2010 was $3.9 million as decreases in gains on sales of securities of $188,000, mortgage banking income of $55,000, and service charges on deposit accounts was offset by $0 in other-than-temporary impairment (“OTTI”) charges in 2011 compared to $214,000 in 2010.  The Company’s gains on sales of securities have declined from the previous period due to fewer sales in 2011, $45.1 million as compared to 2010, $58.7 million.  Mortgage banking income has also decreased due to lower volumes of loans sold into the secondary market between the two six month periods as $6.5 million were sold in 2011 compared to $8.7 million in 2010.  Service charges on deposit accounts decreased slightly to $1.6 million in 2011 from $1.7 million as recently enacted regulatory changes have placed additional restrictions on certain sources of fee income such as overdraft fees.  Management is evaluating the impact these changes will have on service charge income and deposit customer behavior and is considering several strategic options to bolster its fee income.  In 2010, the Company took an OTTI charge on two collateralized debt obligations in the investment portfolio of $214,000 which was not repeated in 2011 (see Footnote 2 to the Company’s consolidated financial statements for further information on the evaluation of the portfolio for OTTI).

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest expense.  Non-interest expense increased to $5.7 million for the three months ended June 30, 2011 from $5.5 million for the equivalent period in 2010 due primarily to increases in salaries and employee benefits of $254,000, occupancy expense of $79,000, and legal and professional service fees of $69,000, partially offset by reductions in data processing expense of $108,000 and FDIC insurance premiums of $119,000.  Salaries and employee benefits increased to $2.9 million for the second quarter in 2011 from $2.6 million for the same period in 2010 while the number of full time equivalent employees (“FTE”) decreased to 195 from 196 over the same period.  The increase in total expense for the period was the result of pay raises over the period and higher stock based compensation expense.  Occupancy expense increased to $607,000 for the second quarter of 2011 from $528,000 in in 2010 due mostly to an increase in accruals for taxes and other assessments at the Company’s owned branch locations.  Legal and professional service fees increased to $399,000 in 2011 from $330,000 as the Company incurred expense associated with loan consulting projects and other corporate legal matters.  In addition, legal expense associated with collection of delinquent loans remains elevated.  Data processing expense declined to $599,000 for the three months ended June 30, 2011 from $707,000 for the same period in 2010 as expenditures for maintenance and communication lines were lower as part of an effort to more effectively leverage outlays for our data infrastructure.  FDIC insurance premiums were $244,000 in 2011, down from $363,000 in 2010 due to a lower assessment rate for the Company’s subsidiary banks, YCB and SCSB, for their improved financial performance.

Non-interest expense for the six month period ended June 30, 2011 increased by $303,000 to $11.5 million from $11.2 million in 2010 due to increases in salaries and employee benefits of $716,000, occupancy expense of $137,000, legal and professional service fees of $169,000, offset by decreases in data processing expense of $133,000, FDIC insurance premiums of $217,000, and prepayment penalties on extinguishment of debt of $335,000.  Salaries and employee benefits increased to $6.0 million for the first half of 2011 from $5.2 million in 2010 as wages and the associated payroll taxes increased from 2010.  Also factoring into the increase was higher expense for stock based awards, expenditures for the reinstated employee tuition reimbursement program, insurance premiums, and state unemployment tax due to an increase in claims.  Occupancy expense increased to $1.2 million for 2011 as compared to $1.0 million due to the aforementioned increase in accrual for property taxes on the Company’s owned branch locations.  Legal and professional service rose to $828,000 for the first six months of 2011 from $659,000 for substantially the same reasons discussed above.  Data processing expense was $1.1 million for 2011, a decrease from $1.3 million in 2010 as expenditures for communication lines and maintenance were lower due to the efforts undertaken and described in the results for the second quarter.  FDIC insurance premiums were $510,000 for the six month period ending June 30, 2011 from $727,000 in the comparable period in 2010 due to the aforementioned lower assessment rate resulting from improved financial performance at the Company’s subsidiary banks.  In 2010, the Company incurred $335,000 in penalties on the prepayment of FHLB advances that was not repeated in 2011.  Management determined in 2010 that the penalties would be offset by reduction in interest expense as the repaid advances had interest rates significantly higher than other sources of funding.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Income tax expense.  Income tax expense was $536,000 for the three month period ended June 30, 2011 as compared to $491,000 for the equivalent period in 2010.  The effective tax rate for the quarter ended June 30, 2011 was 22.4% as compared to 21.4% in 2010.  The increase in effective tax rate and income tax provision between the two periods was due to the expiration of tax credits related to the Company’s participation in the new markets tax credit program in 2010.

Income tax expense for the six months ended June 30, 2011 was $1.0 million, with an effective tax rate of 22.0% compared to $1.0 million with an effective tax rate of 21.6% in 2010.  The change in income tax expense and effective tax rate was the same as discussed in the income tax expense for the three month periods above.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2011, we had cash and interest-bearing deposits with banks of $47.7 million and securities available-for-sale with a fair value of $180.9 million.  If we require funds beyond the funds we are able to generate internally, we have $70.0 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $31.5 million.

The holding company has a line of credit borrowing agreement with an unaffiliated financial institution that requires us to meet certain covenants.  As of March 31, 2011 and June 30, 2011, the holding company was required to maintain at a minimum $1.5 million and $1.6 million in liquid assets, respectively.  The Company failed to maintain the required balances as of those dates and received a waiver of the violation for the first quarter from the holding company’s lender.  The Company has requested a waiver for the second quarter violation and expects to receive it from the lender within a few days of this filing.  The covenant violation was cured in July and the Company is currently in compliance with all debt covenants as of the date of this filing.  Generally, if we do not think we will meet a debt covenant, we request a waiver from the lender.  If a waiver is not obtained, the lender may treat the line of credit as in default and may declare the note due and payable in full.  If we default and the lender declares the note due and payable in full, then our cash flows, liquidity and financial results will be negatively impacted.  The holding company’s primary source of liquidity is dividends from its subsidiary banks.  Should the note become due and payable in full as the result of a covenant violation, we would be forced to explore other sources of liquidity or obtain further dividends from our subsidiaries that may inhibit our ability to pay dividends on our common and preferred shares, service our subordinated debentures, and execute management’s strategic plan for the Company.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of June 30, 2011, Your Community Bank and Scott County State Bank were each well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

June 30, 2011:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	15.9%	14.6%	10.5%
Your Community Bank	15.9%	14.6%	10.9%
Scott County State Bank	18.3%	17.1%	10.5%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2010:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	14.7%	13.5%	9.1%
Your Community Bank	15.1%	13.9%	9.7%
Scott County State Bank	16.6%	15.4%	9.7%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 546,804 shares at an aggregate cost of $9.4 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through June 30, 2011, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan.  As a condition for participating in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Company is prohibited from repurchasing our common stock until three years after the issuance of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value (the “Series A Preferred Stock”) purchased by the U.S. Treasury on May 29, 2009, or until the U.S. Treasury no longer holds any Series A Preferred Stock, without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, i.e. purchases in connection with the Company’s benefit plans.  Moreover, as long as the Series A Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Company’s common shares, are prohibited until all accrued and unpaid dividends are paid, subject to certain limited exceptions.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at June 30, 2011 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2010 and June 30, 2011 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of June 30, 2011 our net interest income would decrease by an estimated 0.7%, or $203,000, over the one year forecast horizon.  As of December 31, 2010, in the Up 200 Scenario we estimated that net interest income would decrease 1.3%, or $398,000, over a one year forecast horizon ending December 31, 2011.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2011 and December 31, 2010, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2011 and ending on June 30, 2012:

	Interest Rate Sensitivity as of June 30, 2011
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$28,777	$29,557
Investments	6,306	6,434
FHLB and FRB stock	164	164
Interest-bearing deposits in other financial institutions	36	416
Total interest Income	35,283	36,571

Projected interest expense:
Deposits	3,667	4,593
Federal funds purchased, line of credit and repurchase agreements	658	1,031
FHLB advances	859	909
Subordinated debentures	401	543
Total interest expense	5,585	7,076
Net interest income	$29,698	$29,495

Change from base		(203)
Percent change from base		(0.68)%

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2010 and ending December 31, 2011:

	Interest Rate Sensitivity as of December 31, 2010
	Base	Gradual Increase in Rates of 200 Basis Points
Projected interest income:
Loans	$29,104	$29,976
Investments	7,383	7,541
FHLB and FRB stock	128	128
Interest-bearing deposits in other financial institutions	24	173
Total interest income	36,639	37,818

Projected interest expense:
Deposits	4,216	5,260
Federal funds purchased, line of credit and Repurchase agreements	682	1,071
FHLB advances	912	912
Subordinated debentures	409	553
Total interest expense	6,219	7,796
Net interest income	$30,420	$30,022

Change from base		$(398)
% Change from base		(1.31)%

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

Item 1A.  Risk Factors

Our results of operations and financial condition may be negatively affected if we are unable to meet a debt covenant and, correspondingly, unable to obtain a waiver regarding the debt covenant from the lender.  From time to time we may obtain financing from other lenders.  The loan documents reflecting the financing often require us to meet various debt covenants.  If we are unable to meet one or more of our debt covenants, then we will typically attempt to obtain a waiver from the lender.  If the lender does not agree to a waiver, then we will be in default under our borrowing obligation.  This default could affect our ability to fund various strategies that we may have implemented resulting in a negative impact on our results of operations and financial condition.

Other than the additional risk factor mentioned above, there are no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which you are encouraged to carefully consider.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the six months ended June 30, 2011.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of June 30, 2011, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan. As a condition for participating in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Company is prohibited from repurchasing our common stock, which prohibition will last until three years after the issuance of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value (the “Series A Preferred Stock”) purchased by the U.S. Treasury on May 29, 2009, or until the U.S. Treasury no longer holds any Series a Preferred Stock, without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, i.e. purchases in connection with the Company’s benefit plans.  Moreover, as long as the Series A Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Company’s common shares, are prohibited until all accrued and unpaid dividends are paid, subject to certain limited exceptions.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: August 15, 2011	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2011	BY:	/s/ Paul. A. Chrisco
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

101*
The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 15, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and (v) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of those sections, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.