Form 10-Q
period 2011-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2011-11-14
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,322,137 shares of common stock were outstanding as of November 9, 2011.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$13,950	$11,658
Interest-bearing deposits in other financial institutions	1,428	23,818
Securities available for sale	218,880	204,188
Loans held for sale	182	1,080
Loans, net of allowance for loan losses of $9,115 and $10,864	493,280	502,223
Federal Home Loan Bank and Federal Reserve stock	5,925	6,808
Accrued interest receivable	3,193	3,089
Premises and equipment, net	13,604	13,659
Company owned life insurance	19,835	19,210
Other intangible assets	924	1,106
Foreclosed and repossessed assets	3,659	3,633
Prepaid FDIC insurance premium	3,020	3,673
Other assets	6,207	7,321
Total Assets	$784,087	$801,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$119,306	$115,014
Interest-bearing	468,622	503,807
Total deposits	587,928	618,821
Other borrowings	52,352	49,426
Federal Home Loan Bank advances	40,000	50,000
Subordinated debentures	17,000	17,000
Accrued interest payable	415	615
Settlement liability for security	917	—
Other liabilities	5,064	2,439
Total liabilities	703,676	738,301

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Preferred stock, series A, without par value; 19,500 shares authorized; 0 and 19,468 issued and outstanding in 2011 and 2010, respectively; liquidation preference of $19,468	—	19,123
Preferred stock, series B, without par value; 28,000 and 0 shares authorized, issued, and outstanding in 2011 and 2010, respectively; liquidation preference of $28,000	28,000	—
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,322,144 and 3,297,625 outstanding in 2011 and 2010, respectively	386	386
Additional paid-in capital	45,542	45,521
Retained earnings	11,934	8,500
Accumulated other comprehensive income (loss)	3,897	(598)
Treasury stock, at cost (2011- 541,793 shares, 2010- 566,312 shares)	(9,348)	(9,767)
Total shareholders’ equity	80,411	63,165
Total Liabilities and Shareholders’ Equity	$784,087	$801,466

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share data)
Interest and dividend income
Loans, including fees	$6,896	$7,263	$20,658	$22,537
Taxable securities	841	972	3,096	3,004
Tax-exempt securities	628	516	1,830	1,544
Federal Home Loan Bank and Federal Reserve dividends	45	33	140	119
Interest-bearing deposits in other financial institutions	14	17	29	41
Interest and dividend income	8,424	8,801	25,753	27,245

Interest expense
Deposits	939	1,331	3,161	4,189
Other borrowings	178	212	568	624
Federal Home Loan Bank advances	216	352	697	1,123
Subordinated debentures	103	113	307	315
Interest expense	1,436	2,008	4,733	6,251
Net interest income	6,988	6,793	21,020	20,994

Provision for loan losses	971	605	2,692	2,908

Net interest income after provision for loan losses	6,017	6,188	18,328	18,086

Non-interest income
Service charges on deposit accounts	808	906	2,431	2,563
Commission income	38	33	118	92
Net gain on sales of available for sale securities	552	197	1,605	1,438
Mortgage banking income	69	59	161	206
Earnings on company owned life insurance	175	182	509	540
Interchange income	245	226	730	675
Other-than-temporary impairment loss
Total impairment loss	-	(146)	-	(784)
Loss recognized in other comprehensive income (loss)	-	-	-	424
Net impairment loss recognized in earnings	-	(146)	-	(360)
Other income	121	113	350	348
Non-interest income	2,008	1,570	5,904	5,502

Non-interest expense
Salaries and employee benefits	2,750	2,627	8,702	7,863
Occupancy	589	520	1,753	1,547
Equipment	261	299	804	916
Data processing	678	617	1,821	1,893
Marketing and advertising	60	100	172	267
Legal and professional service fees	297	375	1,125	1,034
FDIC insurance premiums	155	391	665	1,118
Prepayment penalties on extinguishment of debt	-	-	-	335
Foreclosed assets, net	265	174	440	327
Other expense	565	545	1,672	1,579
Total non-interest expense	5,620	5,648	17,154	16,879
Income before income taxes	2,405	2,110	7,078	6,709

Income tax expense	528	433	1,558	1,425

Net income	1,877	1,677	5,520	5,284

Preferred stock dividends	(262)	(243)	(749)	(733)
Preferred stock discount accretion	(299)	(23)	(345)	(66)

Net income available to common shareholders	$1,316	$1,411	$4,426	$4,485

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share data)
Earnings per common share:
Basic	$0.40	$0.43	$1.34	$1.37
Diluted	$0.38	$0.42	$1.29	$1.35

Dividends per common share	$0.10	$0.10	$0.30	$0.30

Comprehensive income	$3,597	$3,084	$10,015	$7,019

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2011	$19,123	$386	$45,521	$8,500	$(598)	$(9,767)	$63,165
Comprehensive income:
Net income	—	—	—	5,520	—	—	5,520
Change in unrealized gain (losses) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	4,557	—	4,557
Unrealized gain on pension benefits, net of tax effects	—	—	—	—	(62)	—	(62)
Total comprehensive income	—	—	—	5,520	4,495	—	10,015
Cash dividends declared on common stock ($0.30 per share)	—	—	—	(992)	—	—	(992)
Dividends on preferred stock	—	—	—	(749)	—	—	(749)
Issuance of treasury stock under dividend reinvestment plan	—	—	(75)	—	—	231	156
Amortization of preferred stock discount	345	—	—	(345)	—	—	—
Repurchase of preferred stock	(19,468)	—	—	—	—	—	(19,468)
Issuance of preferred stock	28,000	—	—	—	—	—	28,000
Issuance of stock award shares	—	—	(188)	—	—	188	—
Stock award expense	—	—	284	—	—	—	284
Balance, September 30, 2011	$28,000	$386	$45,542	$11,934	$3,897	$(9,348)	$80,411

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,520	$5,284
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,692	2,908
Depreciation and amortization	1,121	1,164
Net amortization of securities	605	540
Net gain on sales of available for sale securities	(1,605)	(1,438)
Other-than-temporary impairment loss	-	360
Debt prepayment penalties	-	335
Mortgage loans originated for sale	(9,064)	(11,831)
Proceeds from mortgage loan sales	10,114	11,654
Net gain on sales of mortgage loans	(152)	(197)
Earnings on company owned life insurance	(509)	(540)
Shared based compensation expense	284	134
Net (gain) loss on disposition of foreclosed and repossessed assets	109	(104)
Net change in:
Accrued interest receivable	(104)	119
Accrued interest payable	(200)	(188)
Other assets	1,665	1,803
Other liabilities	382	323
Net cash from operating activities	10,858	10,326
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	22,390	(14,976)
Available for sale securities:
Sales	62,941	83,753
Purchases	(86,184)	(98,510)
Maturities, prepayments and calls	17,372	16,457
Loan originations and payments, net	4,681	22,743
Proceeds from the sale of foreclosed and repossessed assets	1,456	1,346
Purchases of premises and equipment	(905)	(442)
Investment in company owned life insurance	(117)	-
Purchase of Federal Reserve and FHLB stock	-	(10)
Proceeds from redemption of Federal Reserve and FHLB stock	883	104
Net cash from investing activities	22,517	10,465
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(30,893)	26,706
Net change in other borrowings	2,926	(27,025)
Proceeds from issuance of series B preferred stock	28,000	-
Repurchase of series A preferred stock	(19,468)	-
Proceeds from Federal Home Loan Bank advances	20,000	45,000
Repayment of Federal Home Loan Bank advances	(30,000)	(58,835)
Cash dividends paid on preferred shares	(812)	(731)
Cash dividends paid on common shares	(836)	(834)
Net cash from financing activities	(31,083)	(15,719)
Net change in cash and due from financial institutions	2,292	5,072
Cash and due from financial institutions at beginning of period	11,658	24,474
Cash and due from financial institutions at end of period	$13,950	$29,546

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Supplemental cash flow information:
Interest paid	$4,933	$6,439
Income taxes paid, net of refunds	$790	$715

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	$1,924	$3,819
Issuance of treasury shares under dividend reinvestment plan	$156	$151
Sale and financing of foreclosed and repossessed assets	$333	$4,281
Security transactions in suspense, net (payable) receivable	$(917)	$(20,460)

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011:
Securities available for sale:
State and municipal	$60,458	$5,349	$-	$65,807
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	147,596	3,720	(23)	151,293
Collateralized debt obligations, including trust preferred securities	4,069	-	(2,545)	1,524
Mutual funds	250	6	-	256
Total securities available for sale	$212,373	$9,075	$(2,568)	$218,880

December 31, 2010:
Securities available for sale:
State and municipal	$55,298	$1,434	$(234)	$56,498
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	144,968	2,293	(1,178)	146,083
Collateralized debt obligations, including trust preferred securities	4,069	-	(2,710)	1,359
Mutual funds	250	-	(2)	248
Total securities available for sale	$204,585	$3,727	$(4,124)	$204,188

Sales of available for sale securities were as follows.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In thousands)
Proceeds	$17,803	$25,092	$62,941	$83,753
Gross gains	552	206	1,605	1,447
Gross losses	-	(9)	-	(9)

The tax provision applicable to these realized gains amounted to $188,000 and $546,000 for the three and nine months ended September 30, 2011, respectively, and $67,000 and $489,000 for the three and nine months ended September 30, 2010, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at September 30, 2011 were as follows.  Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	September 30, 2011
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$390	$391
One to five years	1,711	1,818
Five to ten years	13,829	14,908
Beyond ten years	48,597	50,214
Residential mortgage-backed securities issued by U.S. Government sponsored entities	147,596	151,293
Mutual funds	250	256
Total	$212,373	$218,880

Securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
September 30, 2011
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	$10,138	$(23)	$-	$-	$10,138	$(23)
Collateralized debt obligations, including trust preferred securities	-	-	1,524	(2,545)	1,524	(2,545)
Total temporarily impaired	$10,318	$(23)	$1,524	$(2,545)	$11,662	$(2,568)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
December 31, 2010
State and municipal	$1,344	$(83)	$7,402	$(151)	$8,746	$(234)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	68,927	(1,178)	-	-	68,927	(1,178)
Collateralized debt obligations, including trust preferred securities	-	-	1,359	(2,710)	1,359	(2,710)
Mutual funds	248	(2)	-	-	248	(2)
Total temporarily impaired	$70,519	$(1,263)	$8,761	$(2,861)	$79,280	$(4,124)

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

As of September 30, 2011, the Company’s security portfolio consisted of 249 securities, 6 of which were in an unrealized loss position. The unrealized losses are in the Company’s residential mortgage-backed securities issued by U.S. Government sponsored entities and collateralized debt obligations, as discussed below:

Mortgage-backed Securities

At September 30, 2011, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the U.S. government has affirmed its commitment to support.  Because the decline in the fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

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

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $4.1 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	Current Period OTTI Related to Credit Loss, Pre-Tax
Security 1	B+ (S&P)	$2,000	$2,000	$963	$-	$-
Security 2	Ba3	148	-	-	146	-
Security 3	Ca	49	43	24	5	-
Security 4	Ca	317	282	153	35	-
Security 5	Ca	1,569	872	192	637	-
Security 6	Ca	1,569	872	192	637	-
		$5,652	$4,069	$1,524	$1,460	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Securities (Continued)

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies.  The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default.  We also estimate when the defaults will occur ranging from immediate to four years.  We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank).  For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%.  After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note.  Additionally, we assumed that all bank and bank holding company issuers with total assets of greater than $15 billion would prepay their obligations before the phase-out period begins for inclusion in Tier 1 capital on January 1, 2013 in accordance with the Dodd-Frank Act.  Upon completion of the analysis, our model indicated we did not have additional other-than-temporary impairment.  At September 30, 2011 the six securities subject to FASB ASC 325-40 accounted for the $2.5 million of unrealized loss in the collateralized debt obligations category.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$1,460	$1,314	$1,460	$1,100
Increases to credit losses on securities for which other-than-temporary impairment was previously recognized	-	146	-	360
Ending balance	$1,460	$1,460	$1,460	$1,460

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans

Loans at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Commercial	$99,947	$103,295
Construction	44,903	48,872
Commercial real estate:
Owner occupied nonfarm/residential	93,663	89,373
Other nonfarm/residential	80,339	82,558
Residential real estate:
Secured by first liens	127,981	126,951
Home equity	46,656	50,460
Consumer	8,906	11,578
Subtotal	502,395	513,087
Less:
Allowance for loan losses	(9,115)	(10,864)
Loans, net	$493,280	$502,223

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011 (in thousands):

Three Months Ended September 30, 2011:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$3,452	$1,892	$2,652	$2,545	$372	$10,913
Provision for loan losses	740	137	104	32	(42)	971
Loans charged-off	(1,520)	(866)	(210)	(173)	(71)	(2,840)
Recoveries	26	-	7	8	30	71
Ending balance	$2,698	$1,163	$2,553	$2,412	$289	$9,115

Nine Months Ended September 30, 2011:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864
Provision for loan losses	2,069	153	261	218	(9)	2,692
Loans charged-off	(2,717)	(885)	(226)	(636)	(257)	(4,721)
Recoveries	101	2	19	27	131	280
Ending balance	$2,698	$1,163	$2,553	$2,412	$289	$9,115

The following table presents the activity in the allowance for loan losses for the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2010
Beginning balance	$12,375	$15,236
Provision for loan losses	605	2,908
Loans charged-off	(386)	(5,872)
Recoveries	104	426
Ending balance	$12,698	$12,698

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans, which includes the unpaid principal balance, net of partial charge-offs of $4.4 million and $4.7 million as of September 30, 2011 and December 31, 2010, by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$63	$736	$934	$356	$28	$2,117
Collectively evaluated for impairment	2,635	427	1,619	2,056	261	6,998
Total ending allowance balance	$2,698	$1,163	$2,553	$2,412	$289	$9,115

Loans:
Loans individually evaluated for impairment	$968	$10,422	$12,024	$3,293	$194	$26,901
Loans collectively evaluated for impairment	98,979	34,481	161,978	171,344	8,712	475,494
Total ending loans balance	$99,947	$44,903	$174,002	$174,637	$8,906	$502,395

December 31, 2010:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$41	$749	$818	$582	$50	$2,240
Collectively evaluated for impairment	3,204	1,144	1,681	2,221	374	8,624
Total ending allowance balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864

Loans:
Loans individually evaluated for impairment	$266	$8,848	$12,127	$4,711	$209	$26,161
Loans collectively evaluated for impairment	103,029	40,024	159,804	172,700	11,369	486,926
Total ending loans balance	$103,295	$48,872	$171,931	$177,411	$11,578	$513,087

There were no impaired loans at September 30, 2011 and December 31, 2010 which did not have allocated allowance for loan losses.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the nine month period ending September 30, 2011:
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$2,485	$968	$63	$396	$3
Construction	14,381	10,422	736	9,816	2
Commercial real estate:
Owner occupied nonfarm/nonresidential	761	761	32	715	1
Other nonfarm/nonresidential	12,084	11,263	902	11,189	225
Residential real estate:
Secured by first liens	3,263	3,137	317	4,050	61
Home equity	156	156	39	135	-
Consumer	194	194	28	199	-
Total	$33,324	$26,901	$2,117	$26,500	$292

The following table presents the information related to loans individually evaluated for impairment by class of loans for the three month period ending September 30, 2011:
	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$579	$1
Construction	10,791	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	663	-
Other nonfarm/nonresidential	11,296	69
Residential real estate:
Secured by first liens	3,327	18
Home equity	146	-
Consumer	201	-
Total	$27,003	$88

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
Commercial	$266	$266	$41
Construction	12,322	8,848	749
Commercial real estate:
Owner occupied nonfarm/nonresidential	979	769	44
Other nonfarm/nonresidential	12,030	11,358	774
Residential real estate:
Secured by first liens	4,973	4,588	581
Home equity	123	123	1
Consumer	209	209	50
Total	$30,902	$26,161	$2,240

The following table presents information for loans individually evaluated for impairment as of September 30, 2010 (in thousands):

Average of individually impaired loans during the year	$25,444
Interest income recognized and received during impairment	204

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$694	$-	$118	$-
Construction	9,282	-	8,198	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	753	-	749	-
Other nonfarm/nonresidential	2,836	-	3,068	-
Residential real estate:
Secured by first liens	2,934	-	2,463	-
Home equity	197	-	229	-
Consumer	153	-	188	-
Total	$16,849	$-	$15,013	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans:

September 30, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$488	$136	$694	$1,318	$98,629	$-
Construction	1,355	287	9,282	10,924	33,979	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	29	-	753	782	92,881	-
Other nonfarm/nonresidential	700	-	2,836	3,536	76,803	-
Residential real estate:
Secured by first liens	887	1,035	2,934	4,856	123,125	-
Home equity	1,208	217	197	1,622	45,034	-
Consumer	160	41	153	354	8,552	-
Total	$4,827	$1,716	$16,849	$23,392	$479,005	$-

December 31, 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$37	$159	$44	$240	$103,055	$-
Construction	882	121	8,122	9,125	39,747	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	20	207	715	942	88,431	-
Other nonfarm/nonresidential	298	704	2,728	3,730	78,828	-
Residential real estate:
Secured by first liens	1,643	859	1,871	4,373	122,578	-
Home equity	913	68	284	1,265	49,195	-
Consumer	444	134	228	806	10,772	-
Total	$4,237	$2,252	$13,992	$20,481	$492,606	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings (“TDRs”) totaled $11.2 million and $12.2 million at September 30, 2011 and December 31, 2010.  Of the total TDRs, $1.6 million and $1.8 million were on non-accrual as of September 30, 2011 and December 31, 2010.  The Company has allocated $1.1 million and $911,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010.  The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of September 30, 2011 and December 31, 2010.

The detail of outstanding TDRs by class and modification type as of September 30, 2011 follows (in thousands):

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:	$345	$13
Multiple modifications
Construction:	510	315
Extended maturity
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	-
Other nonfarm/nonresidential
Interest rate reduction	8,070	616
Interest only payments	209	4
Multiple modifications	1,127	87
Residential real estate:
Secured by first liens
Interest rate reduction	183	50
Interest only payments	126	8
Extended maturity	365	29
Multiple modifications	306	4
Home equity	-	-
Consumer	-	-
Total	$11,241	$1,126

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms.  The following table summarizes the Company’s TDR’s by class, modification type and performance as of September 30, 2011 (in thousands):

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms
Commercial	$-	$-	$-
Construction:
Extended maturity	-	510	510
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	-	-
Other nonfarm/nonresidential
Multiple modifications	-	1,127	1,127
Residential:
Secured by first liens
Multiple modifications	106	-	106
Home equity	-	-	-
Consumer	-	-	-
Total	$106	$1,637	$1,743

During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 5 to 324 months. Modifications involving an extension of the maturity date were for periods ranging from 2 to 180 months.  Modifications involving an adjustment from principal and interest payments to interest only were for periods ranging from 4 to 60 months.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

The following table presents loans by class modified as TDRs during the three months ending September 30, 2011 and their performance, by modification type (in thousands):
	Number of Loans	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
Commercial:
Multiple modifications	-	$-	$-
Construction	-	-	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	-	-
Other nonfarm/nonresidential
Interest only payments	-	-	-
Residential:
Secured by first liens
Interest only payments	-	-	-
Extended maturity	-	-	-
Multiple modifications	1	306	-
Home equity	-	-	-
Consumer	-	-	-
Total	1	$306	$-

The troubled debt restructurings described above did not increase the allowance for loan losses during the three months ended September 30, 2011 as the credit had already been rated and had allocated allowance for loan losses.

The following table presents loans by class modified as TDRs during the nine months ending September 30, 2011 and their performance, by modification type (in thousands):

	Number of Loans	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
Commercial:
Multiple modifications	2	$274	$-
Construction	-	-	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	-	-
Other nonfarm/nonresidential
Interest only payments	1	209	-
Residential:
Secured by first liens
Interest only payments	3	126	-
Extended maturity	1	55	-
Multiple modifications	1	306	-
Home equity	-	-	-
Consumer	-	-	-
Total	8	$970	$-

The troubled debt restructurings described above increased the allowance for loan losses by $11,000 during the nine months ending September 30, 2011.  There were $200,000 of charge-offs of TDRs during 2011.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2011.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  On a monthly basis, the Company reviews its loans that are risk rated Watch, Special Mention, Substandard, or Doubtful to determine they are properly classified.  In addition, the Company reviews loans rated as a “pass” that have exhibited signs that may require a classification change.  For residential real estate and consumer loans, the primary method of identification is payment performance.  The Company reviews loans greater than 30 days past due for these types of loans to determine the proper classification monthly.  The Company uses the following definitions for risk ratings:

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

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Loans (Continued)

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans.  The risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2011 and December 31, 2010 is as follows:

September 30, 2011:
	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$6,218	$655	$824	$541	$91,709	$99,947
Construction	10,415	-	3,868	9,947	20,673	44,903
Commercial real estate:
Owner occupied nonfarm/nonresidential	11,062	1,141	369	761	80,330	93,663
Other nonfarm/nonresidential	7,505	-	8,767	2,627	61,440	80,339
Residential real estate:
Secured by first liens	1,995	433	2,594	2,071	120,888	127,981
Home equity	210	-	252	76	46,118	46,656
Consumer	76	-	185	53	8,592	8,906
Total	$37,481	$2,229	$16,859	$16,076	$429,750	$502,395

December 31, 2010:
	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$1,324	$727	$3,286	$171	$97,787	$103,295
Construction	7,739	1,753	6,920	8,848	23,612	48,872
Commercial real estate:
Owner occupied nonfarm/nonresidential	1,550	999	380	769	85,676	89,374
Other nonfarm/nonresidential	7,776	-	9,054	3,068	62,659	82,557
Residential real estate:
Secured by first liens	2,518	436	4,123	1,775	118,099	126,951
Home equity	272	119	228	71	49,770	50,460
Consumer	63	-	194	135	11,186	11,578
Total	$21,242	$4,034	$24,185	$14,837	$448,789	$513,087

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Deposits

Deposits at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)

Demand (NOW)	$83,988	$85,520
Money market accounts	150,250	149,777
Savings	36,206	35,127
Individual retirement accounts	29,922	31,760
Certificates of deposit, $100,000 and over	65,315	83,918
Other certificates of deposit	102,941	117,705

Total interest bearing deposits	468,622	503,807

Total non-interest bearing deposits	119,306	115,014

Total deposits	$587,928	$618,821

5.   Other Borrowings

Other borrowings at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)

Repurchase agreements	$38,271	$35,096
Line of credit	2,450	3,800
Federal funds purchased	1,315	-
Structured repurchase agreement	9,800	9,800
Note payable	516	730

Total other borrowings	$52,352	$49,426

The Company has available a revolving line of credit with a bank for $2.8 million.  The line of credit expires on June 30, 2013 and bears interest at the quotient of 1 month LIBOR divided by one minus the reserve requirement under Regulation D applicable to dollar deposits in the London interbank market with a maturity equal to one month plus a margin determined by the Company’s level of non-performing assets to capital, currently 3.50% (3.74% at September 30, 2011).  Payments of $350,000 in principal plus all accrued and unpaid interest are due quarterly.  The line of credit is collateralized by 500 shares of Your Community Bank common stock and 73,000 of The Scott County State Bank common stock.  As of September 30, 2011, the Company was in compliance with all covenants.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   Other Borrowings (Continued)

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

6.   Preferred Stock and Warrant

On September 15, 2011, the Company entered into a security purchase agreement with the United States Department of the Treasury (“Treasury”) as part of its Small Business Lending Fund program (“SBLF”), pursuant to which the Company sold 28,000 of its Senior Non-Cumulative Perpetual Preferred Stock, Series B to the Treasury for a purchase price of $28,000,000.

Using the proceeds from the sale of the SBLF Preferred Stock, the Company redeemed its 19,468 outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”), which were issued to the United States Department of the Treasury in May 2009 in connection with the Company’s participation in the Troubled Asset Relief Program – Capital Purchase Program, plus the accrued dividends owed on the TARP Preferred Stock.  As a result of the redemption of the TARP Preferred Stock, the Company is no longer subject to the TARP executive compensation requirements.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Preferred Stock and Warrant (Continued)

The SBLF Preferred Stock qualifies as Tier 1 capital and will accrue non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (“QSBL”), by the Company’s subsidiary banks.  The initial dividend rate through September 30, 2011 is 4.78%.  The dividend rate for future dividend periods will be set based upon the percentage change in QSBL between each dividend period and the baseline QSBL level, as determined in accordance with the Purchase Agreement.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  If the SBLF Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate will decrease as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the SBLF Preferred Stock) if it has declared and paid dividends for the current dividend period on the SBLF Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.  If the Company’s QSBL with respect to its ninth dividend period is less than or equal to its QSBL baseline, then, beginning on January 1, 2014 and on all dividend payments thereafter ending on April 1, 2015, the Company will pay the holders of its SBLF Preferred Stock a special lending incentive fee equal to 0.5% of the liquidation amount per share of SBLF Preferred Stock.

Holders of the SBLF Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of SBLF Preferred Stock and on certain corporate transactions.  Except with respect to such matters and, if applicable, the election of the additional directors described below, the SBLF Preferred Stock does not have voting rights.  If (i) the Company has not timely declared and paid dividends on the SBLF Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of SBLF Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury (or any successor holder of SBLF Preferred Stock) may elect two additional directors to the Company’s Board of Directors.  In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors.

The Company may redeem the shares of SBLF Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount per share ($1,000 per share) and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Preferred Stock and Warrant (Continued)

The terms of the SBLF Preferred Stock impose limits on the ability of the Company to pay dividends and repurchase shares of common stock.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period.

Subsequent Event:

On October 19, 2011, the Company repurchased the warrant issued to the Treasury on May 29, 2009 in conjunction with its participation in the Treasury’s Troubled Asset Relief Program Capital Purchase Program for $1.1 million.  The warrant granted the holder the right to purchase 386,270 shares of the Company’s common stock at an exercise price of $7.56 per share.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.   Earnings Per Common Share

Earnings per common share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except for share and per share amounts)
Basic:
Net income	$1,877	$1,677	$5,520	$5,284
Less: Preferred stock dividend and amortization of discount	(561)	(266)	(1,094)	(799)
Net income available to common shareholders	$1,316	$1,411	$4,426	$4,485
Average shares outstanding	3,319,094	3,288,116	3,313,212	3,282,703
Net income per common share, basic	$0.40	$0.43	$1.34	$1.37

Diluted:
Net income available to common shareholders	$1,316	$1,411	$4,426	$4,485
Average shares:
Common shares outstanding for basic	3,319,094	3,288,116	3,313,212	3,282,703
Add: Dilutive effect of outstanding warrants	99,413	55,556	116,131	47,500
Average shares and dilutive potential common shares	3,418,507	3,343,672	3,429,343	3,330,203
Net income per common share, diluted	$0.38	$0.42	$1.29	$1.35

Stock options for 188,700 and 192,700 shares of common stock were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2011, respectively, because their effect was antidilutive.  This compares to stock options for 223,900 shares of common stock that were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2010.

Deferred stock units totaling 38,000 were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2011 and 2010, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

Restricted share awards of 33,022 and 17,000 common shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2011 and 2010, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 168,395 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2011 and December 31, 2010 was $0. There was $0 in total compensation cost related to unvested options not recognized at September 30, 2011 and December 31, 2010, respectively.  The Company recognized $0 in expense for stock options for the three and nine months ended September 30, 2011 and $0 and $17,000 in expense during the three and nine months ended September 30, 2010, respectively.  The Company has options vested of 171,100 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 4.5 years as of September 30, 2011.  During the nine months ended September 30, 2011, no options were granted while 4,000 were forfeited and 17,600 expired.

For the three and nine months ended September 30, 2011, we recognized $41,000 and $109,000 in expense for restricted stock awards, respectively.  During the first nine months of 2011, we granted 33,022 restricted stock awards to employees which had an aggregate fair value of $477,000 at the date of grant; 31,500 of the awards vest in the first quarter of 2014 while 1,522 awards conditionally vest in the first quarter of 2013.  The fair value of the restricted stock awards was calculated based on the Company’s stock price at the date of issuance.  There were no forfeitures during the first nine months of 2011.  At September 30, 2011, there were 33,022 outstanding and unvested restricted stock awards.  For the three and nine months ended September 30, 2010, we recognized $27,000 and $79,000 in expense for restricted stock awards, respectively.

For the three and nine months ended September 30, 2011, we recognized $60,000 and $175,000 of expense for deferred stock units, respectively.  For the three and nine months ended September 30, 2010, we recognized $13,000 and $38,000 of expense for deferred stock units, respectively.  During the first nine months of 2011 there were no deferred stock units granted or forfeited.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Other Comprehensive Income

Other comprehensive income components and related taxes were as follows.

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Unrealized holding gains on available for sale securities	$3,256	$1,984	$8,509	$4,023
Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	-	134	-	(318)
Less reclassification adjustments for other-than-temporary impairment related credit losses	-	146	-	360
Less reclassification adjustments for gains recognized in income	(552)	(197)	(1,605)	(1,438)
Net unrealized gains on securities available for sale, net of reclassifications	2,704	2,067	6,904	2,627

Unrealized gain (loss) on pension benefits	(108)	52	(94)	4

Other comprehensive income before tax effects	2,596	2,119	6,810	2,631
Tax effect	(876)	(712)	(2,315)	(896)

Other comprehensive income	$1,720	$1,407	$4,495	$1,735

	Balance at 12/31/10	Current Period Change	Balance at 9/30/11
	(In thousands)
Unrealized gains (losses) on securities available for sale, net of tax	$(263)	$4,558	$4,295
Unrealized loss on pension benefits, net of tax	(335)	(63)	(398)

Total	$(598)	$4,495	$3,897

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies were historically priced using Level 2 inputs.  The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, these investments are priced using Level 3 inputs.  The fair values of our collateralized debt obligations are determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers.  We provide our estimate of default for each issuer, which ranges from 100% loss to 0.40% loss at September 30, 2011, to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions.  To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates ranging from 8.50% to 26.49% (18.90% weighted average rate) depending on the security.  The discount rates were determined utilizing a risk free rate of three month Libor plus 300 bps (3.37% at 9/30/11), which includes a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (September 30, 2011):
Available for sale securities:
State and municipal	$65,807	$—	$65,807	$—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	151,293	—	151,293	—
Collateralized debt obligations, including trust preferred securities	1,524	—	—	1,524
Mutual Funds	256	—	256	—

Total available for sale securities	$218,880	$—	$217,356	$1,524

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

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011		September 30, 2010
	(in thousands)
Balance, beginning of period	$1,467	$1,359	$1,489	$2,585
Other-than-temporary impairment recognized in earnings	-	-	(146)	(360)
Transfer out of Level 3	-	-	(184)	(184)
Net unrealized gain (loss) included in other comprehensive income	57	165	177	(705)
Balance, end of period	$1,524	$1,524	$1,336	$1,336

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three and nine month periods ended September 30 for level 3 assets that are still held at September 30:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011		September 30, 2010
	(in thousands)
Interest income on securities	$14	$43	$18	$51
Other changes in fair value	-	-	-	-
Total	$14	$43	$18	$51

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

	Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (September 30, 2011):
Impaired loans:
Commercial	$521	$—	$—	$521
Construction	7,338	—	—	7,338
Commercial real estate:
Owner Occupied nonfarm/nonresidential	142	—	—	142
Other nonfarm/nonresidential	8,993	—	—	8,993
Residential real estate:
Secured by first liens	1,718	—	—	1,718
Home equity	39	—	—	39
Consumer	56	—	—	56

Foreclosed and repossessed assets:
Construction	954	—	—	954
Commercial real estate:
Other nonfarm/nonresidential	1,665	—	—	1,665
Residential real estate:
Secured by first liens	1,031	—	—	1,031
Consumer	9	—	—	9

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

The Company measures loans for impairment using the fair value of the collateral for collateral-dependent loans.  The Company’s impaired loans totaled $27.2 million as of September 30, 2011, which included collateral-dependent loans with a carrying value of $20.9 million.  As of September 30, 2011, the Company’s collateral dependent loans had a valuation allowance of $2.0 million, resulting in a provision for loan losses of $601,000 and $1.6 million for the three and nine months ended September 30, 2011, respectively.  The Company recognized provision for loan losses of $1.1 million and $2.3 million for the three and nine months ended September 30, 2010, respectively, for collateral dependent loans.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three and nine months ended September 30, 2011 and 2010, the Company did not recognize charges to write down foreclosed and repossessed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at September 30, 2011 and December 31, 2010 were as follows.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$13,950	$13,950	$11,658	$11,658
Interest-bearing deposits in other financial institutions	1,428	1,428	23,818	23,818
Loans held for sale	182	184	1,080	1,091
Loans, net of allowance for loan losses and impaired loans	472,425	488,540	486,231	492,637
Accrued interest receivable	3,193	3,193	3,089	3,089
Federal Home Loan Bank and Federal Reserve Stock	5,925	n/a	6,808	n/a

Financial liabilities
Deposits	587,928	577,295	618,821	595,354
Other borrowings	52,352	50,442	49,426	49,409
Federal Home Loan Bank Advances	40,000	40,945	50,000	50,872
Subordinated debentures	17,000	10,067	17,000	10,013
Accrued interest payable	415	415	615	615

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

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  Recently Issued Accounting Standards

Adoption  of New Accounting Standards:

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a loan restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulty.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011 and is retroactively applied to the beginning of the annual period of adoption.  The Company applied this standard for the period ended September 30, 2011.  See Footnote 3 for additional information on the Company’s TDRs.

In June, 2011, the FASB issued ASU No. 2011-05, “Amendments to Topic 220, Comprehensive Income.” Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

Financial Condition

Total assets decreased by $17.4 million to $784.1 million as of September 30, 2011 from $801.5 million at December 31, 2010.  The decrease was mostly attributable to decreases in interest-bearing deposits in other financial institutions of $22.4 million and net loans of $8.9 million, offset by an increase of $14.7 million in securities available for sale.  Total deposits decreased by $30.9 million as interest-bearing deposits declined by $35.2 million to $468.6 million as of September 30, 2011 while non interest-bearing deposits increased by $4.3 million to $119.3 million as of the same date.  During the first nine months of 2011, the Company utilized the net cash flows from the loan portfolio and interest bearing deposits in other financial institutions to increase its securities available for sale and offset maturities of FHLB advances and reductions in interest-bearing deposits.

Net loans decreased to $493.3 million as of September 30, 2011 from $502.2 million as of December 31, 2010.  The decrease in net loans was due to soft loan demand in the Company’s market area as loan originations have not kept pace with repayments.  In addition, the Company charged-off $4.7 million in loans during 2011 and transferred $1.9 million in loans to foreclosed assets (see the “Allowance and Provision for Loan Losses” section of management’s discussion and analysis for further information on charge-off activity and credit quality).

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Securities available for sale increased from December 31, 2010 to $218.9 million as of September 30, 2011 as purchases totaled $86.2 million for the first nine months of 2011 while sales equaled $62.9 million and maturities, prepayments and calls were $17.4 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Net Income.  Net income available to common shareholders was $1.3 million for the three months ended September 30, 2011 as compared to $1.4 million for the equivalent period in 2010.  Basic earnings per common share decreased to $0.40 per common share for the third quarter of 2011 from $0.43 per common share in the same period in 2010 while diluted net income per common share was $0.38 in 2011 as compared to $0.42 in 2010.  The decrease in net income available to common shareholders was due to increase in provision for loan losses of $366,000 and increase in preferred stock discount accretion of $276,000, offset by increases in net interest income of $195,000 and non-interest income of $438,000.  The increase in preferred stock discount accretion was attributable to repurchase of the Company’s Series A, Preferred Stock issued to the United States Department of the Treasury (“Treasury”) in connection with its Troubled asset Relief Program Capital Purchase Program.  The Company had been amortizing the discount over five years (or the anticipated time the preferred shares were expected to be outstanding), but repurchased the shares approximately two years after issuance requiring recognition of the remaining unamortized discount.  The Company issued Series B Preferred Stock to the Treasury in conjunction with its participation in the Treasury’s Small Business Lending Program (“SBLF”), the proceeds of the issuance were used to repurchase the shares issued under the CPP program.  The Company’s dividends on SBLF preferred shares fluctuates based on the Company’s lending to small business customers (4.78% at September 30, 2011).   The annualized return on average assets and average shareholders’ equity were 0.67% and 7.37% for the three months ended September 30, 2011, respectively.

Net income available to common shareholders for the nine month period ended September 30, 2011 declined to $4.4 million from $4.5 million in the equivalent period in 2010.  Basic and diluted earnings per common share were $1.34 and $1.29 in 2011, respectively, a decrease from $1.37 and $1.35 in 2010.  The decrease in earnings was due to an increase in non-interest expense of $275,000 and preferred stock discount accretion of $279,000, offset by an increase in non-interest income of $402,000 and a decrease in provision for loan losses of $216,000.  The increase in the preferred stock discount accretion from 2010 to 2011 was due to the repurchase of preferred shares issued to the Treasury under its CPP.  The annualized return on average assets and shareholders’ equity were 0.75% and 8.83% for the nine months ended September 30, 2011.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income.  Net interest income for the third quarter of 2011 increased to $7.0 million from $6.8 million in 2010 while the Company’s net interest margin on a fully taxable equivalent basis increased to 4.06% from 3.76%.  The increase in net interest income was achieved through a reduction on the average cost of interest-bearing liabilities to 0.97% in 2011 from 1.30% in 2010 while the yield on interest earning assets increased slightly to 4.86% from 4.83% for the same periods.  The Company’s yield on loans declined from 2011 to 2010 from 5.55% to 5.46% as loans were repaid, including fixed rate loans originated in a higher interest rate environment, and new loans originated.  In addition, the yield on loans was negatively impacted by non-accrual loans totaling $16.8 million as of September 30, 2011. The most significant reason for the increase in the Company’s net interest income and margin, was the reduction in cost of interest-bearing, specifically the cost of time deposits and FHLB advances.  The cost of time deposits decreased from 1.67% for the third of 2010 to 1.26% in 2011 as the Company lowered its offering rates for new and maturing accounts.  Due to net loan repayments and positive cash flows from operations, management has been able to lower its offering rates while the average balance of time deposits has decreased from $244.5 million to $203.3 million in 2011.  The average balance in FHLB advances decreased to $40.0 million in 2011 from $53.9 million in 2010 while the average cost over the same period declined to 2.14% in 2011 from 2.51%.  The decrease was the result of repaying maturing FHLB advances that were not replaced with new advances.

Net interest income for the nine months ended September 30, 2011 remained flat at $21.0 million while the net interest margin on a fully taxable equivalent basis increased to 4.04% in 2011 from 4.00% in 2010.  The increase in net interest margin was the result of a decrease in the cost of interest-bearing liabilities to 1.06% for the first nine months of 2011 from 1.37% in 2010, offset by a decrease in the yield on interest earning assets from 5.15% to 4.92% over the same period.  The largest component of the Company’s interest earning assets, loans, had an average balance of $505.2 million and an average yield of 5.47% for 2011 as compared to an average balance and yield of $527.8 million and 5.72% in 2010.  The decrease is attributable to net payments during the period as well as changes in loans with variable rates.  Also, as previously noted, the yield on loans continues to be negatively impacted by non-accrual loans of $16.8 million as of the end of the period.  The cost of interest bearing liabilities declined during the same period as all categories were lower in 2011 as compared to 2010, most significant of which were time deposits and FHLB advances.  The cost of time deposits declined to 1.39% on an average balance of $214.0 million in 2011 from 1.82% and $245.0 million in 2010.  The Company has lowered its offering rates for time deposits which has resulted in a lower average cost, but has also led to a reduction in accounts.

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

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$31,239	$14	0.18%	$40,203	$17	0.17%
Taxable securities	118,214	841	2.82	132,860	972	2.91
Tax-exempt securities	58,294	951	6.47	46,412	782	6.70
Total loans and fees (1) (2)	500,870	6,896	5.46	520,472	7,263	5.55
FHLB and Federal Reserve stock	5,925	45	3.01	7,576	33	1.74
Total earning assets	714,542	8,747	4.86	747,523	9,067	4.83

Less: Allowance for loan losses	(10,062)			(13,302)
Non-earning assets:
Cash and due from banks	20,715			39,505
Bank premises and equipment, net	13,630			13,995
Other assets	40,263			44,381
Total assets	$779,088			$832,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$277,985	$293	0.42%	$247,014	$306	0.49%
Time deposits	203,255	646	1.26	244,531	1,025	1.67
Other borrowings	49,021	178	1.44	52,003	212	1.62
FHLB advances	40,000	216	2.14	55,880	352	2.51
Subordinated debentures	17,000	103	2.40	17,000	113	2.63
Total interest-bearing liabilities	587,261	1,436	0.97	616,428	2,008	1.30

Non-interest bearing liabilities:
Non-interest demand deposits	116,436			145,445
Accrued interest payable and other liabilities	4,559			5,087
Stockholders’ equity	70,832			65,142
Total liabilities and stockholders’ equity	$779,088			$832,102

Net interest income (taxable equivalent basis)		$7,311			$7,059
Less: taxable equivalent adjustment		(323)			(266)
Net interest income		$6,988			$6,793
Net interest spread			3.89%			3.53%
Net interest margin			4.06			3.76

(1)	The amount of direct loan origination cost included in interest on loans was $141 and $92 for the three months ended September 30, 2011 and 2010.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$18,297	$29	0.21%	$32,710	$41	0.17%
Taxable securities	139,217	3,096	2.97	115,954	3,004	3.47
Tax-exempt securities	56,893	2,773	6.52	46,434	2,339	6.75
Total loans and fees (1) (2)	505,217	20,658	5.47	527,784	22,537	5.72
FHLB and Federal Reserve stock	6,455	140	2.90	7,582	119	2.11
Total earning assets	726,079	26,696	4.92	730,464	28,040	5.15

Less: Allowance for loan losses	(10,612)			(14,295)
Non-earning assets:
Cash and due from banks	16,107			36,817
Bank premises and equipment, net	13,627			14,196
Other assets	38,926			45,856
Total assets	$784,127			$813,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$269,968	$937	0.46%	$238,993	$866	0.49%
Time deposits	214,042	2,224	1.39	245,045	3,323	1.82
Other borrowings	50,167	568	1.51	55,131	624	1.52
FHLB advances	43,901	697	2.12	54,299	1,123	2.77
Subordinated debentures	17,000	307	2.41	17,000	315	2.48
Total interest-bearing liabilities	595,078	4,733	1.06	610,468	6,251	1.37

Non-interest bearing liabilities:
Non-interest demand deposits	118,897			133,997
Accrued interest payable and other liabilities	3,166			5,573
Stockholders’ equity	66,986			63,000
Total liabilities and stockholders’ equity	$784,127			$813,038

Net interest income (taxable equivalent basis)		$21,963			$21,789
Less: taxable equivalent adjustment		(943)			(795)
Net interest income		$21,020			$20,994
Net interest spread			3.85%			3.77%
Net interest margin			4.04			4.00

(1)	The amount of direct loan origination cost included in interest on loans was $518 and $406 for the six months ended September 30, 2011 and 2010.

(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

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

	Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010 Increase/(Decrease) Due to			Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$(3)	$(4)	$1	$(12)	$(21)	$9
Taxable securities	(131)	(105)	(26)	92	553	(461)
Tax-exempt securities	169	195	(26)	434	512	(78)
Total loans and fees	(367)	(271)	(96)	(1,879)	(943)	(936)
FHLB and Federal Reserve stock	12	(8)	20	21	(20)	41
Total increase (decrease) in interest income	(320)	(193)	(127)	(1,344)	81	(1,425)
Interest expense:
Savings and other	(13)	36	(49)	71	109	(38)
Time Deposits	(379)	(156)	(223)	(1,099)	(386)	(713)
Other borrowings	(34)	(12)	(22)	(56)	(56)	-
FHLB advances	(136)	(91)	(45)	(426)	(192)	(234)
Subordinated debentures	(10)	-	(10)	(8)	-	(8)
Total increase (decrease) in interest expense	(572)	(223)	(349)	(1,518)	(525)	(993)
Increase (decrease) in net interest income	$252	$30	$222	$174	$606	$(432)

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

Summary of Loan Loss Experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
Activity for the period ended:	2011	2010	2011	2010
	(In thousands)
Beginning balance	$10,913	$12,375	$10,864	$15,236
Charge-offs:
Residential real estate	(120)	(61)	(483)	(604)
Commercial real estate	(210)	—	(226)	(1,527)
Construction	(866)	—	(885)	(2,312)
Commercial business	(1,520)	(173)	(2,717)	(748)
Home equity	(53)	(97)	(153)	(443)
Consumer	(71)	(55)	(257)	(238)
Total	(2,840)	(386)	(4,721)	(5,872)

Recoveries:
Residential real estate	-	2	6	6
Commercial real estate	7	17	19	95
Construction	-	—	2	22
Commercial business	26	67	101	197
Home equity	8	3	21	46
Consumer	30	15	131	60
Total	71	104	280	426
Net loan charge-offs	(2,769)	(282)	(4,441)	(5,446)
Provision for loan losses	971	605	2,692	2,908

Ending balance	$9,115	$12,698	$9,115	$12,698

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Provision for loan losses increased to $971,000 for the third quarter of 2011 from $605,000 in 2010 while decreasing to $2.7 million for the first nine months of 2011 from $2.9 million in 2010.  Net charge-offs for the three month period ended September 30, 2011 increased to $2.8 million from $282,000 in 2010 and decreased to $4.4 million for the nine month period in 2011 from $5.4 million on 2010.  The Company’s provision for loan losses for the three and nine month periods continues to be impacted by elevated levels of non-performing loans of $26.5 million ($9.6 million of which were troubled debt restructures that were earning interest) and other problem loan credits and changes in loss exposure for specific credits.  In addition, the previously mentioned levels of non-performing and problem loans have all increased from December 31, 2010 resulting in added provision to cover the probable incurred credit losses.  As of September 30, 2011, the Company had a total of $72.6 million in classified loans as compared to $64.3 million at December 31, 2010.  The increase was primarily in credits graded as “watch”, the least severe rating category (see Note 3 to the Company’s consolidated financial statements for a description of loan classifications and other loan information), which increased to $37.5 million at September 30, 2011 from $21.2 million while loans graded substandard and doubtful decreased to $32.9 million from $39.0 million.  Non-accrual loans have increased to $16.8 million as of September 30, 2011 from $15.0 million at December 31, 2010.  Most of the increase was in the Company’s construction (which comprises the majority of non-accrual loans) and residential real estate loans secured by first liens.  Non-accrual construction loans continue to have the highest rate of delinquency as compared to the Company’s other classes of loans, with 20.4% of the total on non-accrual status.  The Company has allocated $1.2 million as of September 30, 2011 for probable incurred losses on construction loans.  The increase in net charge-offs for the third quarter in 2011 was mostly attributable to a $1.5 million charge-off on one commercial credit during the period which had total loans of $2.0 million prior the charge-off.  The remaining $500,000 loan balance for the customer is on non-accrual and classified as a “doubtful” as of September 30, 2011.  As of September 30, 2011, the Company had allocated $7.0 million, or 1.47%, for loans collectively evaluated for impairment, and $2.1 million, or 7.87% for loans individually evaluated for impairment as compared to $8.6 million, or 1.77%, and $2.2 million, or 8.56%, at December 31, 2010, respectively.  The decrease in the allocation for loans collectively evaluated for impairment from December 31, 2010 to September 30, 2011 was primarily attributable to the Company’s construction and commercial portfolios as the loans collectively evaluated decreased by $9.6 million to $133.5 million.  In addition, management has reduced the qualitative factors for these portfolios due to improving amounts of classified credits from December 31, 2010 to September 30, 2011.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of September 30, 2011, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

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

	September 30, 2011	December 31, 2010
	(In thousands)

Loans on non-accrual status	$16,849	$15,013
Loans past due over 90 days still on accrual	-	-
Troubled debt restructurings	9,603	10,361
Foreclosed and repossessed assets	3,659	3,633
Total non-performing assets	$30,111	$29,007

Non-performing loans to total loans	5.27%	4.92%
Non-performing assets to total assets	3.84	3.62
Allowance as a percent of non-performing loans	34.46	42.82
Allowance as a percent of total loans	1.81	2.11

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income.  Non-interest income for the third quarter in 2011 was $2.0 million as compared to $1.6 million in 2010, an increase of $438,000.  The increase was attributable to an increase in gains on sales of securities available for sale of $355,000 and $0 in other-than-temporary (“OTTI”) charges in 2011 as compared to $146,000 in the third quarter of 2010, offset by a decrease in service charge income $98,000.  The Company recognized gains on sales of securities available for sale of $552,000 in 2011 as management increased security sales during the third quarter.  In 2010, the Company recorded an OTTI charge on one collateralized debt obligation securities in its investment portfolio of $146,000 which was not repeated in 2011 (see Footnote 2 to the Company’s consolidated financial statements for further information on the evaluation of the portfolio for OTTI).  Service charges on deposit accounts declined to $808,000 for the third quarter of 2011 as compared to $906,000 primarily from a decrease in overdraft charge income.  Recently enacted regulatory changes have placed additional restrictions on certain sources of service fee income.  Management has implemented new fees and is evaluating other potential fees to offset the reduction in overdraft fee income.

Non-interest income for the nine months ended September 30, 2011 and 2010 was $5.9 million and $5.5 million, respectively, as an increase in net gains on sales of securities of $167,000 and a decrease in OTTI charges of $360,000 were partially offset by a decrease in service charges on deposit accounts of $132,000.  The Company’s gains on sales of securities available for sale increased to $1.6 million for 2011 on sales of $62.9 million as compared to gains $1.4 million on $83.8 million in sales in 2010.  In 2010, the Company recorded a total of $360,000 in OTTI charges on three collateralized debt obligations in its securities portfolio as compared to $0 in 2011 (see Footnote 2 to the Company’s consolidated financial statements for further information on the evaluation of the portfolio for OTTI).  Services charges on deposits decreased to $2.4 million in 2011 from $2.6 million in 2010 as charges for overdraft fees declined between the periods.  As previously discussed, recently enacted regulatory changes have resulted in lower service charge income for the Company.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest expense.  Non-interest expense for the three months ended September 30, 2011 and 2010 was $5.6 million as increases in salaries and employee benefits of $123,000 and foreclosed assets, net of $91,000 were offset by reductions in FDIC insurance premiums of $236,000 and legal and professional fees of $78,000.  Salaries and employee benefits increased to $2.8 million in 2011 from $2.6 million as the number of full time equivalent employees declined to 192 in 2011 from 194 in 2010.  The increase was attributable to increases in base compensation for employees and expense for stock based compensation.  Foreclosed assets, net expense increased to $265,000 in 2011 from $174,000 in 2010 as the Company incurred net losses on sales of $152,000 and other expenses of $114,000 (including payments for property taxes and maintenance) in 2011.  FDIC insurance premiums declined to $155,000 for the three month period ended September 30, 2011 from $391,000 in 2010 due to changes in the method of assessment between the periods and a reduction in the assessment rates to the subsidiary banks.  Beginning with the second quarter of 2011, the FDIC changed the base on which premiums were assessed from the amount of deposits to average assets less tangible average equity and the corresponding assessment rate which significantly lowered the amount of premiums paid by the Company.  Additionally, the rate charged to the banks were lower, excluding the aforementioned changes, due to improvement in the results of regulatory examinations in the third quarter of 2010.

Non-interest expense for the nine months ended September 30, 2011 increased to $17.2 million from $16.9 million as increases in salaries and employee benefits of $839,000, occupancy expense of $206,000 were offset by decreases in FDIC insurance premiums of $453,000 and FHLB prepayment penalties of $335,000.  Salaries and employee benefits increased to $8.7 million for the first nine months of 2011 as compared to $7.9 million in 2010 due mostly to increases in base compensation, stock based compensation, and other benefits to employees.  Occupancy expenses increased to $1.8 million in 2011 as compared to $1.5 million in 2010 as the Company increased its accrual for property taxes on its branch owned locations and incurred higher expenses for utilities, depreciation, and repairs and maintenance.  FDIC insurance premiums decreased to $665,000 for the first nine months in 2011 as compared to $1.1 million for the same period in 2010 due to changes in the both the assessment methodology and the rates paid by the banks described above.  The Company incurred FHLB prepayment penalties of $335,000 in 2010 as compared to $0 in 2011.  In the first quarter of 2010, the Company prepaid certain advances for which it was determined the prepayment penalty would be wholly offset by the improvement in the net interest margin.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Income tax expense.  Income tax expense was $528,000 for the three month period ended September 30, 2011 as compared to $433,000 for the equivalent period in 2010.  The effective tax rate for the quarter ended September 30, 2011 was 22.0% as compared to 20.5% in 2010.  The increase in effective tax rate and income tax provision between the two periods was due to the expiration of tax credits related to the Company’s participation in the new markets tax credit program in 2010.

Income tax expense for the nine months ended September 30, 2011 was $1.6 million, with an effective tax rate of 22.0% compared to $1.4 million with an effective tax rate of 21.2% in 2010.  The change in income tax expense and effective tax rate was the same as discussed in the income tax expense for the three month periods above.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At September 30, 2011, we had cash and interest-bearing deposits with banks of $15.4 million and securities available-for-sale with a fair value of $218.9 million.  If we require funds beyond the funds we are able to generate internally, we have $70.0 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $32.7 million.

Company Debt:

The Company has an outstanding borrowing with another financial institution that requires us to meet certain covenants related to performance and maintenance of certain ratios. Under these covenants, the Company is required to maintain “well-capitalized” status at both its subsidiary banks at all times in accordance with applicable regulatory guidance (see Page 52 for actual capital ratios at September 30, 2011), non-performing assets as a percentage of tangible capital plus allowance for loan losses of 45% (see Page 48 for non-performing assets), an annualized return on average assets of 0.50%, and liquid assets equal to 50% of the Company’s outstanding borrowings under the agreement.  As of September 30, 2011, the Company was in compliance with all covenants associated with this borrowing agreement.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of September 30, 2011, Your Community Bank and Scott County State Bank were each well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

September 30, 2011:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	17.6%	16.3%	11.8%
Your Community Bank	17.3%	16.0%	11.9%
Scott County State Bank	19.5%	18.3%	11.7%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2010:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	14.7%	13.5%	9.1%
Your Community Bank	15.1%	13.9%	9.7%
Scott County State Bank	16.6%	15.4%	9.7%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 541,692 shares at an aggregate cost of $9.3 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through September 30, 2011, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan.  As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at September 30, 2011 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2010 and September 30, 2011 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of September 30, 2011 our net interest income would decrease by an estimated 1.4%, or $432,000, over the one year forecast horizon.  As of December 31, 2010, in the Up 200 Scenario we estimated that net interest income would decrease 1.3%, or $398,000, over a one year forecast horizon ending December 31, 2011.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of September 30, 2011 and December 31, 2010, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of September 30, 2011 and ending on September 30, 2012:

	Interest Rate Sensitivity as of September 30, 2011
	Base	Gradual Increase in Rates of 200 Basis Points
Projected interest income:
Loans	$27,877	$28,631
Investments	6,268	6,433
FHLB and FRB stock	164	164
Interest-bearing deposits in other financial institutions	4	22
Total interest Income	34,313	35,251

Projected interest expense:
Deposits	2,367	3,106
Federal funds purchased, line of credit and repurchase agreements	572	1,005
FHLB advances	839	892
Subordinated debentures	422	565
Total interest expense	4,199	5,569
Net interest income	$30,114	$29,682

Change from base		(432)
Percent change from base		(1.43)%

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the nine months ended September 30, 2011.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of September 30, 2011, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: November 14, 2011	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2011	BY:	/s/ Paul. A. Chrisco
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

101*
The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and (v) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of those sections, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.