Form 10-K
period 2011-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2012-03-30
CIK 933590

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the Fiscal Year Ended December 31, 2011

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

None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐NO ☒

Indicate by checkmark if the Registrant is not required to file requests pursuant to Section 13 or 15(d) of the Act. YES ☐NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2011, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $28,437,126 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2012, there were issued and outstanding 3,358,479 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2012 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

The Company had total assets of $797.4 million, total deposits of $581.4 million, and stockholders' equity of $79.5 million as of December 31, 2011. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

Business Strategy

The Company's current business strategy is to operate well-capitalized, profitable and independent community banks that have a significant presence in their primary market areas. The Company’s growth strategy is focused on expansion through organic growth within its market areas. The Company offers business and personal banking services through a full range of deposit products that include non-interest and interest-bearing checking accounts, ATM’s, debit cards, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. The Company’s loan products include: secured and unsecured business loans of various terms to local businesses and professional organizations; consumer loans including home equity lines of credit, automobile and recreational vehicles, construction, and loans secured by deposit accounts; and residential real estate loans. In addition, the Company also offers non-deposit investment products such as stocks, bonds, mutual funds, and annuities to customers within its banking market areas through a strategic alliance with Axiom Financial Strategies Group of Wells Fargo Advisors.

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

Employees

As of December 31, 2011, the Company employed 201 employees, 189 full-time and 12 part-time. None of these employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

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

As state-chartered commercial banks, the Company’s subsidiary banks are subject to examination, supervision and extensive regulation by the Federal Deposit Insurance Corporation (“FDIC”), the Indiana Department of Financial Institutions (“DFI”), with respect to YCB and its branch offices located in Kentucky, the Kentucky Department of Financial institutions (“KDFI), and by the Federal Reserve with respect to SCSB. The Banks are members of and own stock in the Federal Home Loan Bank (“FHLB”) of Indianapolis and Cincinnati. The FHLB institutions located in Indianapolis and Cincinnati are two of the twelve regional banks in the FHLB system. The Banks are also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Banks are subject is intended primarily for the protection of the Company’s customers and depositors, and not its shareholders.

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

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than ten percent stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (15% of the Bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2011 the Banks were in compliance with the above restrictions.

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

Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately-capitalized and may require an adequately-capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2011, the Company and the Banks were deemed well-capitalized for purposes of the above regulations. As discussed above, Dodd-Frank may result in more stringent capital requirements in the future.

Federal Home Loan Bank System. The Banks are members of the FHLB of Indianapolis. The FHLB of Indianapolis is one of the 12 regional FHLB's that lend money to its members to finance housing and economic development. With the enactment of the Housing and Economic Recovery Act on July 30, 2008, the Federal Housing Finance Agency (“FHFA”) was created to oversee the secondary mortgage market. The Act empowered the FHFA with the powers to oversee and regulate Fannie Mae, Freddie Mac, and the FHLBs.

As members of the FHLB system, the Banks are required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2011, $5.5 million of FHLB stock was outstanding for the Banks, which were in compliance with this requirement. In past years, the Banks have received dividends on its FHLB stock.

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

On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets). Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. The FDIC suspended dividends indefinitely; however, in lieu of dividends, and pursuant to its authority to set risk-based assessments, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent, and 2.5 percent. Additionally, the final rule included a new adjustment for depository institution debt whereby an institution pays an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the TLGP)~~.~~ to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital. The rule was effective beginning April 1, 2011.

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

SCSB is required to purchase and maintain stock in the Federal Reserve. At December 31, 2011, SCSB had $453,000 of Federal Reserve stock outstanding, which was in compliance with requirements. In past years, SCSB has received dividends on its Federal Reserve stock.

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

Participation in the Capital Purchase Program. Throughout 2008, the United States Federal Government launched a series of financial initiatives aimed at stabilizing the economy. The United States Department of the Treasury (“Treasury”) launched one of its largest initiatives, the Capital Purchase Program (“CPP”), under the Emergency Economic Stabilization Act (“EESA”) in October 2008. The CPP is a voluntary program which offered qualifying banks and bank holding companies the opportunity to sell preferred securities and warrant to the Treasury. The same terms generally applied to all public company participants in the plan. By providing capital to financial institutions through the CPP, Treasury aimed to enhance market confidence in the entire banking system by stabilizing the financial markets, thereby increasing the capacity of these institutions to lend to U.S. businesses and consumers and to support the U.S. economy under the difficult financial market conditions. On May 29, 2009, we entered into a letter agreement with the Treasury under the CPP by which we sold to the Treasury our preferred securities and warrant. In 2011, the Company repurchased its preferred shares and warrant issued in connection with its participation in CPP in connection with our participation in the Treasury’s Small Business Lending Fund. For a description of the transaction, see Note 12 to the Consolidated Financial Statements.

Participation in the Small Business Lending Fund. The Small Business Lending Fund (“SBLF”) is a dedicated investment fund that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Enacted into law as part of the Small Business Jobs Act of 2010, under the SBLF Treasury makes a capital investment into community banks the dividend payment on which is adjusted depending on the growth in the bank’s qualifying small business lending. On September 15, 2011, as part of the SBLF program, the Company sold $28.0 million of Non-Cumulative Perpetual Preferred Stock, Series B (the “SBLF Preferred Stock”), to the Secretary of the Treasury (the “Secretary”), and used the proceeds from the sale of the SBLF Preferred Stock to redeem the 19,468 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “CPP Preferred Stock”), issued in 2009 to the Treasury under the CPP, plus the accrued and unpaid dividends owed on the CPP Preferred Stock. As a result of its redemption of the CPP Preferred Stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under CPP. The Company will be subject to all terms, conditions and other requirements for participation in SBLF for as long as any SBLF Preferred Stock remains outstanding.

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

Industry Risk Factors

Economic Conditions. Our earnings are affected by the general economic conditions in the United States, and to a lesser extent, general international economic conditions. Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008 which continued into 2009, 2010 and 2011. Business activity across a wide range of industries and regions in the United States was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate, remain weak and unemployment remains high. Many businesses are still in serious difficulty due to reduced consumer spending and continued liquidity challenges in the credit markets. Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity. While we have seen some signs of improvement, we do not expect significant improvement in the economy in the near future.

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

Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations. These requirements, restrictions and regulations may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules and may make it more difficult for us to attract and retain qualified executive officers and employees. See previous discussion under “Regulation and Supervision” for more information on Dodd-Frank.

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

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets. A further downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. Substantially all of our real estate collateral is located in Southern Indiana, Scottsburg, Indiana, and Louisville and Bardstown, Kentucky. If real estate values, including values of land held for development, continue to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or group of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations.

Additional risks associated with our construction loan portfolio include failure of contractors to complete construction on a timely basis or at all, market deterioration during construction, cost overruns and failure to sell or lease the security underlying the construction loans so as to generate the cash flow anticipated by our borrower. Continued declines in real estate values, coupled with the current economic downturn and an associated increase in unemployment, may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or a lack of growth or decrease in deposits, which may cause us to incur losses, adversely affect our capital or hurt our business.

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

Our status as a holding company makes us dependent on dividends from our subsidiaries to meet our obligations. We are a bank holding company and conduct almost all of our operations through YCB and SCSB. We do not have any significant assets other than cash and the stock of YCB and SCSB. Accordingly, we depend on dividends from our subsidiaries to meet our obligations and obtain revenue. Our right to participate in any distribution of earnings or assets of our subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, our bank subsidiaries are limited in the amount of dividends they may pay to us without prior regulatory approval. The Banks must maintain sufficient capital and liquidity and be in compliance with other general regulatory restrictions. Bank regulators have the authority to prohibit the subsidiary banks from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice. As of December 31, 2011, our subsidiaries had the ability to pay us dividends of $11.9 million without prior regulatory approval.

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

Our results of operations and financial condition may be negatively affected if we are unable to meet a debt covenant and, correspondingly, unable to obtain a waiver regarding the debt covenant from the lender. From time to time we may obtain financing from other lenders. The loan documents reflecting the financing often require us to meet various debt covenants. If we are unable to meet one or more of our debt covenants, then we will typically attempt to obtain a waiver from the lender. If the lender does not agree to a waiver, then we will be in default under our borrowing obligation. This default could affect our ability to fund various strategies that we may have implemented resulting in a negative impact in our results of operations and financial condition.

Our business may be adversely affected by internet fraud. The Company is inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems. These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us and/or our customers that use our internet banking, electronic banking or some other form of our telecommunications systems. Given the growing level of use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place.

We may experience interruptions or breaches in our information system security. We rely heavily on communications and information systems to conduct our business. Any failure or interruption of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure or interruption of these information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions of these information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

A failure in or breach, including cyber attacks, of our operational or security systems, or those of our third party vendors and other service providers, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a financial institution, we are susceptible to fraudulent activity that may be committed against us or our clients and that may result in financial losses to us or our clients, privacy breaches against our clients, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, and other dishonest acts. In recent periods, there has been a rise in electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity in recent periods.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact and result in significant losses by us and/or our customers. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. In addition, as interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this policy will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing attack.

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2011 or that we will be able to pay future dividends at all. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of Your Community Bank and The Scott County Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to these banks, including state regulatory requirements. The FDIC and other bank regulators have proposed guidelines and seek greater liquidity, and have been discussing increasing capital requirements. If these regulatory requirements are not met, our subsidiary banks will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.

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

On September 15, 2011, we issued shares of perpetual senior preferred stock to the Treasury as part of the Small Business Lending Fund. We are prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock. Although we expect to be able to pay all required dividends on the senior preferred stock, there is no guarantee that we will be able to do so.

If the Company is unable to redeem its Series B Preferred Stock after an initial four-and-one-half year period, the cost of this capital will increase substantially. If the Company is unable to redeem its Series B Preferred Stock prior to June 15, 2016, the cost of this capital to us will increase from approximately $1.1 million annually (dividend rate for the fourth quarter of 2011, or 4.1% per annum of the Series B preferred stock liquidation value) to $2.5 million annually (9.0% per annum of the Series B preferred stock liquidation value).  This increase in the annual dividend rate on the Series B preferred stock would have a material negative effect on the earnings the Company can retain for growth and to pay dividends on its common stock.

Item 1B. Unresolved Staff Comments

The Company has received no written communication from the staff of the SEC regarding its periodic or current reporting under the Exchange Act.

Item 2. Properties

The Company conducts its business through its corporate headquarters located in New Albany, Indiana. YCB operates a main office and eleven branch offices in Clark and Floyd Counties, Indiana, and five branch offices in Jefferson and Nelson Counties, Kentucky. SCSB operates a main office and three branch offices in Scott County, Indiana. The following table sets forth certain information concerning the main offices and each branch office at December 31, 2011. The Company’s aggregate net book value of premises and equipment was $13.8 million at December 31, 2011.

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

2011				2010
QUARTER ENDED	HIGH	LOW	DIVIDEND	QUARTER ENDED	HIGH	LOW	DIVIDEND
March 31	$15.15	$9.65	$0.100	March 31	$9.50	$6.51	$0.100
June 30	11.75	9.70	0.100	June 30	10.01	8.25	0.100
September 30	11.00	9.00	0.100	September 30	10.50	8.00	0.100
December 31	10.18	9.05	0.100	December 31	9.97	8.10	0.100

Holders

As of March 23, 2012 there were 824 holders of the Company’s common stock.

Dividends

The Company intends to continue its historical practice of paying quarterly cash dividends although there is no assurance that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors, and other considerations. In addition, the payment of dividends is subject to the regulatory restrictions described in Note 13 to the Company's consolidated financial statements.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	168,100	$22.73	430,720	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	168,100	$22.73	430,720	(1)

(1) Of the shares reflected, 163,195 shares are available to be awarded under the Company’s Stock Award Plan and 267,525 shares are available to be awarded under the Company’s Performance Units Plan.

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

The graph compares the performance of Community Bank Shares of Indiana, Inc. common stock to the Russell 2000 index and the SNL Bank $500 MM - $1 B Bank index for the Company’s last five fiscal years. The graph assumes the value of the investment in Company common stock and in each index was $100 at December 31, 2006 and that all dividends were reinvested.

[pg23]

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Community Bank Shares of Indiana, Inc.	100.00	81.67	56.37	33.33	51.59	52.25
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Bank $500M-$1B	100.00	80.13	51.35	48.90	53.38	46.96

Item 6. Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial information from 2007 through 2011. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in "Management’s Discussion And Analysis Of Financial Condition And Results Of Operations." For analytical purposes, net interest margin is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Income Statement Data:
Interest income	$34,241	$35,894	$39,262	$44,907	$51,776
Interest expense	5,968	8,180	15,318	21,453	28,395
Net interest income	28,273	27,714	23,944	23,454	23,381
Provision for loan losses	4,390	3,833	15,925	6,857	1,296
Non-interest income	8,481	7,414	6,326	6,087	4,127
Non-interest expense	22,863	22,461	41,168	22,554	21,804
Income (loss) before taxes	9,501	8,834	(26,823)	130	4,408
Net income (loss)	7,410	6,988	(21,969)	821	3,503
Net income (loss) available to common shareholders	6,031	5,923	(22,587)	821	3,503

Balance Sheet Data:
Total assets	$797,354	$801,466	$819,159	$877,363	$823,568
Total securities	198,746	204,188	172,723	121,659	99,465
Total loans, net	489,740	502,223	528,183	623,103	629,732
Allowance for loan losses	10,234	10,864	15,236	9,478	6,316
Total deposits	581,358	618,821	592,423	603,185	573,346
Other borrowings	50,879	49,426	76,996	78,983	72,796
FHLB advances	55,000	50,000	68,482	111,943	91,376
Subordinated debenture	17,000	17,000	17,000	17,000	17,000
Total shareholders’ equity	79,485	63,165	59,950	62,599	64,465

Per Share Data:
Basic earnings (loss) per common share	$1.82	$1.80	$(6.93)	$0.25	$1.05
Diluted earnings (loss) per common share	1.79	1.77	(6.93)	0.25	1.04
Book value per common share	15.47	13.36	12.49	19.31	19.77
Cash dividends per common share	0.400	0.400	0.550	0.700	0.685

Performance Ratios:
Return on average assets	0.94%	0.85%	(2.60)%	0.10%	0.43%
Return on average equity	10.58	10.95	(35.02)	1.29	5.39
Net interest margin	4.07	3.90	3.19	3.09	3.16
Efficiency ratio	62.21	63.94	136.00	76.35	79.26

Asset Quality Ratios:
Non-performing assets to total loans	4.17%	3.63%	5.12%	3.47%	1.88%
Net loan charge-offs to average loans	0.99	1.54	1.73	0.58	0.10
Allowance for loan losses to total loans	2.05	2.11	2.80	1.50	0.99
Allowance for loan losses to non-performing loans	64.89	58.26	67.26	45.78	55.51

Capital Ratios:
Leverage ratio	11.7%	9.1%	8.6%	7.6%	8.0%
Average stockholders’ equity to average total assets	8.9	7.8	7.4	7.6	8.0
Tier 1 risk-based capital ratio	16.3	13.5	11.9	9.5	9.9
Total risk-based capital ratio	17.5	14.7	13.1	10.7	10.9
Dividend payout ratio	17.9	18.8	NM*	277.2	65.6

Other Key Data:
End-of-period full-time equivalent employees	196	199	199	238	232
Number of bank offices	21	21	22	23	22

* Number is not meaningful

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results of Operations

Overview

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiaries, the Banks, at December 31, 2011 and 2010, and the consolidated results of operations for each of the years in the three year period ended December 31, 2011. The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

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

Based on the procedures discussed above, management is of the opinion that the allowance of $10.2 million was adequate to address probable incurred credit losses associated with the loan portfolio at December 31, 2011.

Fair Value of Trust Preferred Securities

The Company had six trust preferred securities in its investment portfolio as of December 31, 2011 with a combined amortized cost of $4.1 million and a fair value of $937,000 as of the same date. Beginning in 2008, the market for these types of securities effectively froze as market participants were unwilling to conduct transactions unless forced to do so. As a result, the fair value of these securities began deteriorating significantly in 2008 and remained depressed through 2011. In 2009 and 2010, the Company recorded aggregate other-than-temporary impairment (“OTTI”) charges to earnings of $1.5 million related to five of the six securities in its portfolio due to continued weakening of the underlying issuers. Management evaluates these investments for OTTI by estimating the anticipated discounted cash flows from each security. The determination of the anticipated cash flows and the discount rate are both significant estimates requiring management’s judgment. Also, the estimated fair value of these securities is more difficult to determine due to the current market volatility and illiquidity. The valuation model to determine fair value utilizes discounted cash flow models with significant unobservable inputs. In management’s estimation, the valuation method provided a more relevant and accurate representation of the fair value of these securities as of December 31, 2011.

Carrying Value of Foreclosed and Repossessed Assets

Foreclosed and repossessed assets are acquired through or instead of loan foreclosure and are initially measured at fair value less estimated costs to sell. The Company obtains appraisals to determine the initial fair value and then makes any adjustments deemed necessary based on prevailing market conditions and length the asset remains in the Company’s inventory. Determining the carrying value requires significant management judgment as foreclosed and repossessed assets are typically acquired in distressed situations which may materially impact the valuation compared to similar assets in non-distressed sales transactions. Also, if foreclosed and repossessed assets are not sold in a timely manner, they can deteriorate in value significantly as there may be volatility in the market. At December 31, 2011, the Company had foreclosed and repossessed assets of $5.1 million which, in management’s estimation, were reported at the appropriate carrying value.

Deferred Tax Assets

The Company has a net deferred tax asset of approximately $2.2 million. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2011, a valuation allowance of $2.1 million has been established against the outstanding deferred tax asset due to incurred net operating losses for state income taxes. The net operating loss is partially due to YCB’s Nevada subsidiaries that hold and manage YCB’s investments and for the results of 2009 including elevated provision for loan losses. There is uncertainty the Company will be able to utilize this benefit, thus a valuation allowance has been established against the state net operating loss. Note 11 to the Consolidated Financial Statements describes the net deferred tax asset. The Company was profitable in 2010 and 2011 and has a positive earnings outlook for 2012. The net loss for 2009 was primarily attributable to a goodwill and other intangible asset impairment of $16.2 million and an elevated provision for loan losses of $15.9 million which were not repeated in 2010 and 2011 and are not expected to be repeated in 2012. As of December 31, 2011, the Company has $865,000 of remaining other intangible assets subject to impairment and has an allowance for loan losses to total loans ratio of 2.05% which management believes is sufficient to cover probable incurred losses as of that date. The estimate of the realizable amount of this asset is a critical accounting policy.

Highlights

The Company had net income available to common shareholders of $6.0 million for the year ended December 31, 2011 compared to $5.9 million for 2010. The increase in earnings in 2011 was attributable to increases in net interest income of $559,000 and non-interest income of $1.1 million. Earnings per basic and diluted common shares increased to $1.82 and $1.79 for the year ended December 31, 2011 compared to basic and diluted earnings per common share of $1.80 and $1.77 in 2010. The Company’s book value per common share increased to $15.47 per share at December 31, 2011 from $13.36 at December 31, 2010.

The following table summarizes selected financial information regarding the Company's financial performance:

Table 1 – Summary

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009
Net income (loss) available (attributable) to common shareholders	$6,031	$5,923	$(22,587)
Basic earnings (loss) per common share	1.82	1.80	(6.93)
Diluted earnings (loss) per common share	1.79	1.77	(6.93)
Return on average assets	0.94%	0.85%	(2.60)%
Return on average equity	10.58	10.95	(35.02)

The Company’s total assets decreased to $797.4 million at December 31, 2011 from $801.5 million at December 31, 2010 primarily due to decreases in net loans of $12.5 million and securities available for sale of $5.4 million, offset by increases in cash and due from financial institutions and interest-bearing deposits in other financial institutions of $3.5 million and $6.5 million, respectively. Total deposits decreased by $37.5 million to $581.4 million at December 31, 2011 while non-interest deposits increased by $12.9 million from 2010. Other borrowings and FHLB advances increased by $1.5 million and $5.0 million, respectively, to $50.9 million and $55.0 million as of December 31, 2011. Total shareholders’ equity increased by $16.3 million to $79.5 million at December 31, 2011 as the Company achieved net income available to common shareholders of $6.0 million, a net increase of $7.8 million from the repurchase of preferred shares issued under the Treasury’s Capital Purchase Program (including the associated warrant) and shares issued under the Treasury’s Small Business Lending Fund, and declared and paid dividends on common shares of $1.3 million.

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

For the year ended December 31, 2011, net interest income increased to $28.3 million from $27.7 million in 2010 while the net interest margin on a taxable equivalent basis increased to 4.07% in 2011 as compared to 3.90% in 2010. The increase in net interest income and margin from 2010 to 2011 was achieved mostly through a decrease in the Company’s cost of interest bearing liabilities of 32 basis points, primarily time deposits and FHLB advances. The decrease in the cost of interest bearing liabilities was partially offset by a decrease in the yield on interest earning assets of 12 basis points which was mostly attributable to the decline in the yield on the Company’s loan portfolio during 2011. Also, the Company’s average non-interest bearing deposits decreased during 2011 to $119.9 million from $135.8 million in 2010 which also offset the decline in the cost of interest bearing liabilities.

Average interest earning assets decreased from $739.8 million for 2010 to $726.6 million in 2011, mostly due to decreases in average loans and interest-bearing deposits in other financial institutions while the yield decreased from 5.01% in 2010 to 4.89% in 2011. The Company’s yield on loans declined to 5.46% on an average balance of $505.1 million for 2011. The decrease in the average balance was due to net loan payments of $4.7 million and charge-offs during 2011 of $5.6 million while the reduction in yield was attributable to new loans and renewals being originated at lower rates due to the current rate environment and competition from other lending institutions. The markets in which the Company operates are extremely competitive for qualified loan customers which has resulted in downward pressure on the loan portfolio yield. Also impacting the yield on loans are non-accrual loans of $15.8 million and troubled debt restructurings of $24.2 million, which are at below market rates for the associated risk, as of December 31, 2011. The average balance of taxable securities has increased to $139.7 million for 2011 while the yield as declined to 2.81% from 2010 as the Company sold a significant portion of the portfolio during 2011 which, along with proceeds from maturities and prepayments, were reinvested at lower yields. The Company’s average balance in tax-exempt securities increased to $58.3 million in 2011 from $47.1 million in 2010 while the yield on a fully taxable equivalent basis declined to 6.48% from 6.74% over the respective periods. The decrease in the yield on tax-exempt securities was due to additional purchases of municipal securities during 2011.

Average interest bearing liabilities decreased to $591.7 million for 2011 as compared to $614.5 million in 2010 with average costs of 1.01% and 1.33%, respectively. The decrease in average balance and cost in 2011 was mostly attributable to a decline in time deposits. Due to the Company’s liquidity position, management was able to lower its offering rates on deposits. As a result, the average balance and cost of time deposits decreased to $208.6 million and 1.31% for 2011 from $242.9 million and 1.76% in 2010. Also contributing to the decrease in cost of funds, were lower average balances and average cost of FHLB advances which declined to $45.6 million and 2.03% in 2011. During 2011, the Company was able to renew maturing advances at lower rates which resulted in interest expense on FHLB advances declining by $527,000.

In 2010, net interest income increased to $27.7 million from $23.9 million for 2009 while the net interest margin on a taxable equivalent basis increased to 3.90% for 2010 from 3.19% in 2009. The increase in net interest income and net interest margin in 2010 was due to a decrease in the cost of interest bearing liabilities of 97 basis points while the yield on interest earnings assets decreased by 15 basis points. The Company’s cost of interest bearing liabilities decreased for most categories of interest bearing liabilities, primarily time deposits and FHLB advances, but increased slightly for other borrowings. Also contributing to the increase in net interest income for 2010 was an increase in average non-interest bearing deposits to $135.8 million from $110.1 million. The Company’s non-interest deposits at December 31, 2010 were $115.0 million, which was lower than the average for the year due to the loss of a significant customer account late in the fourth quarter of 2010.

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

Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2009 through 2011.

Table 2 - Average Balance Sheets and Rates for Years Ended 2011, 2010 and 2009

For analytical purposes, net interest margin and net interest spread are adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	2011			2010			2009
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$17,253	$44	0.25%	$40,879	$84	0.21%	$40,323	$133	0.33%
Taxable securities	139,695	3,930	2.81	120,390	3,971	3.31	104,507	4,623	4.42
Tax-exempt securities	58,274	3,778	6.48	47,068	3,164	6.74	34,760	2,309	6.64
Total loans and fees (1)(2)	505,067	27,591	5.46	523,982	29,589	5.66	587,970	32,713	5.56
FHLB and Federal Reserve stock	6,327	182	2.87	7,489	162	2.17	8,315	269	3.24
Total earning assets	726,616	35,525	4.89	739,808	36,970	5.01	775,875	40,047	5.16

Non-interest earning assets:
Less: Allowance for loan losses	(10,321)			(13,794)			(13,688)
Non-earning assets:
Cash and due from banks	15,805			36,081			28,075
Bank premises and equipment, net	13,667			14,093			14,815
Other assets	39,572			44,255			39,391
Total assets	$785,340			$820,443			$844,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Savings and other	$268,647	$1,144	0.43%	$245,431	$1,213	0.50%	$224,330	$1,340	0.60%
Time deposits	208,595	2,741	1.31	242,907	4,269	1.76	278,498	8,288	2.98
Other borrowings	51,855	745	1.44	54,567	828	1.52	61,361	883	1.44
FHLB advances	45,595	924	2.03	54,626	1,451	2.66	85,905	4,281	4.98
Subordinated debenture	17,000	414	2.44	17,000	419	2.47	17,000	526	3.09
Total interest bearing liabilities	591,691	5,968	1.01	614,531	8,180	1.33	667,094	15,318	2.30

Non-interest bearing liabilities:
Non-interest bearing deposits	119,854			135,843			110,108
Other liabilities	3,775			6,261			4,529
Shareholders’ equity	70,020			63,808			62,737
Total liabilities and shareholders’ equity	$785,340			$820,443			$844,468

Net interest income (taxable equivalent basis)		29,557			28,790			24,729
Less: taxable equivalent adjustment		(1,284)			(1,076)			(785)
Net interest income		$28,273			$27,714			$23,944
Net interest spread			3.88%			3.68%			2.86%
Net interest margin			4.07%			3.90%			3.19%

(1) The amount of direct loan origination cost included in interest on loans was $658, $591, and $726 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Table 3 - Volume/Rate Variance Analysis

	Year Ended December 31,2011 compared to Year Ended December 31, 2010			Year Ended December 31,2010 compared to Year Ended December 31, 2009
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
Interest income:
Interest-bearing deposits with other financial institutions	$(40)	$(57)	$17	$(49)	$2	$(51)
Taxable securities	(41)	628	(669)	(652)	636	(1,288)
Tax-exempt securities	614	730	(116)	855	827	28
Total loans and fees	(1,998)	(1,050)	(948)	(3,124)	(3,607)	483
FHLB and Federal Reserve stock	20	(28)	48	(107)	(25)	(82)
Total increase (decrease) in interest income	(1,445)	223	(1,668)	(3,077)	(2,167)	(910)

Interest expense:
Savings and other	(69)	108	(177)	(127)	118	(245)
Time deposits	(1,528)	(548)	(980)	(4,019)	(956)	(3,063)
Other borrowings	(83)	(40)	(43)	(55)	(101)	46
FHLB advances	(527)	(217)	(310)	(2,830)	(1,240)	(1,590)
Subordinated debenture	(5)	-	(5)	(107)	-	(107)
Total increase (decrease) in interest expense	(2,212)	(697)	(1,515)	(7,138)	(2,179)	(4,959)
Increase (decrease) in net interest income	$767	$920	$(153)	$4,061	$12	$4,049

Non-interest Income

Non-interest income was $8.5 million for 2011, $7.4 million for 2010, and $6.3 million for 2009. For the year ended December 31, 2011, non-interest income increased by 14.4% as compared to 2010 due primarily to increases in net gains on sales of available for sale securities of $748,000 and the non-recurrence of other-than-temporary impairment loss of $360,000 in 2010, offset by a decrease in mortgage banking income of $95,000. In 2010, non-interest income increased by 17.2%, due to increases in net gain on sales of available for sale securities of $371,000, commission income of $77,000, interchange income of $68,000 and a reduction in other-than-temporary impairment losses of $740,000, offset by decreases in gain on sale of loans of $197,000.

Table 4 provides a breakdown of the Company’s non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

	Year Ended December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2011	2010	2009	2011/2010	2010/2009

Service charges on deposit accounts	$3,417	$3,433	$3,453	(0.5)%	(0.6)%
Commission income	156	130	53	20.0	145.3
Net gain on sale of available for sale securities	2,499	1,751	1,380	42.7	26.9
Mortgage banking income	270	365	314	(26.0)	16.2
Gain on sale of loans	-	-	197	-	(100.0)
Earnings on company owned life insurance	686	720	745	(4.7)	(3.4)
Change in fair value and cash settlement of interest rate swaps	-	-	-	-	-
Interchange income	966	907	839	6.5	8.1
Net impairment loss recognized in earnings	-	(360)	(1,100)	(100.0)	(67.3)
Other	487	468	445	4.1	5.2
Total	$8,481	$7,414	$6,326	14.4%	17.2%

Service charges on deposit accounts decreased slightly for the year ended December 31, 2011 to $3.4 million. On July 1, 2010 regulatory changes required customers to opt in or affirmatively consent to overdraft services and provides them with an ongoing right to revoke consent. Also, we must provide customers who do not opt in with the same account terms, conditions and features, including price, as provided to customers who do opt in. As a result, fee income from non-sufficient funds (“NSF fees”) decreased by $242,000. To offset the reduction in NSF fees, the Company implemented several new fees for deposit accounts during the year including, but not limited to: paper statement fees, dormant account fee, and minimum balance fees. As a result of the new fees, other service charge income on deposit accounts (excluding NSF fees) increased by $204,000. The Company is still reviewing its fee structure and may introduce new fees in 2012. Service charges on deposit accounts decreased slightly by $20,000 to $3.4 million for the year ended December 31, 2010. Of the $3.4 million of service charge income recognized in 2010, approximately $2.5 million was earned from non-sufficient funds and overdraft fees charged to customers. As a result of the aforementioned regulatory change, non-sufficient funds and overdraft fees decreased by $165,000 from 2009 to 2010. The decrease in non-sufficient funds and overdraft fees in 2010 was partially offset by an increase in service fees on deposit accounts of approximately $100,000.

In 2011, the Company received net proceeds of $107.4 million on sales of available for sale securities for net gains of $2.5 million compared to proceeds of $117.8 million and net gains of $1.8 million in 2010. The proceeds from sales were reinvested in the security portfolio. Management continues to selectively sell securities when the proceeds can be reinvested in similar securities with equivalent yields, usually with longer maturities.

Mortgage banking income decreased by $95,000 to $270,000 for the year ended December 31, 2011 compared to $365,000 in 2010. In 2011, the Company originated $15.3 million of loans for sale into the secondary market as compared to $20.2 million in 2010. In 2010, mortgage banking income increased by $51,000 to $365,000 compared to $314,000 in 2009. In 2010, the Company originated $20.2 million of loans for sale into the secondary market as compared to $21.2 million in 2009.

Earnings on company owned life insurance decreased to $686,000 for the year ended December 31, 2011 from $720,000 for the equivalent period in 2010. The income decreased in 2011 due to a decrease in the crediting rate by the companies that issued the policies. During 2010, earnings on company owned life insurance decreased slightly to $720,000 compared to $745,000 in 2009 as the crediting rate remained relatively consistent with 2009.

The Company recorded a net other-than-temporary impairment (“OTTI”) charge in earnings of $360,000 for the year ended December 31, 2010 compared to a charge of $1.1 million in 2009. In 2010 and 2009, the Company recorded OTTI charges on five of its six pooled trust preferred securities (“CDO”), which consisted of bank issuers (the one CDO for which the Company did not record an OTTI charge is comprised of insurance companies). The Company did not record an OTTI charge during 2011. Beginning in 2008 and continuing into 2011 we noted a continuing decline in the fair value of our CDO portfolio due to market illiquidity and a lack of transactions involving these types of securities. Additionally, as the economic downturn continued, we noted further deterioration in the financial condition of the underlying issuers, particularly those pools with issuer banks. Also, we noted an increase in the number of issuers deferring and defaulting on the underlying notes in the CDO’s consistent with the increase in bank closures. Our analysis to determine OTTI is based on estimating the expected cash flows to be received from the underlying issuers and determining the present value of cash flows expected to us utilizing an appropriate discount rate (see footnote 2 to the Consolidated Financial Statements for further discussion). At December 31, 2011, the fair value of our CDO’s has yet to recover. Although an appropriate amount of OTTI has been recorded in 2009 and 2010, further deterioration in the issuers in the CDO’s could lead to future OTTI charges should they be significant.

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

Non-interest Expense

Non-interest expense increased to $22.9 million for the twelve months ended December 31, 2011 from $22.5 million for the same period in 2010. The increase was attributable mostly to salaries and employee benefits, but also occupancy, legal and professional, and foreclosed and repossessed assets expense, offset by decreases in equipment, marketing and advertising, FDIC insurance premiums, prepayment penalties on extinguishment of debt, and other expenses. Non-interest expense decreased to $22.5 million for the year ended December 31, 2010 from $41.2 million in 2009. Most categories of non-interest expense declined from the previous year including: salaries and employee benefits, occupancy, equipment, marketing and advertising, legal and professional service fees, FDIC insurance premiums, goodwill and other intangible asset impairment, prepayment penalties on extinguishment of debt, foreclosed and repossessed assets, net, and other expense. Generally, the reductions were achieved through expense reduction initiatives implemented in the second and third quarters of 2009 which were continued into 2010.

Table 5 provides a breakdown of the Company’s non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense

	Year Ended in December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2011	2010	2009	2011/2010	2010/2009

Salaries and employee benefits	$11,556	$10,492	$11,160	10.1%	(5.99)%
Occupancy	2,314	2,053	2,417	12.7	(15.1)
Equipment	1,075	1,215	1,419	(11.5)	(14.4)
Data processing	2,512	2,508	2,498	0.2	0.4
Marketing and advertising	219	241	362	(9.1)	(33.4)
Legal and professional	1,570	1,379	1,627	13.9	(15.2)
FDIC insurance premiums	743	1,370	1,685	(45.8)	(18.7)
Goodwill and other intangible asset impairment	-	-	16,154	-	(100.0)
Prepayment penalties on extinguishment of debt	-	335	838	(100.0)	(60.0)
Foreclosed and repossessed assets, net	735	548	665	34.1	(17.6)
Other	2,139	2,320	2,343	(7.8)	(0.1)
Total	$22,863	$22,461	$41,168	1.8%	(45.4)%

Salaries and employee benefits increased to $11.6 million for the year ended December 31, 2011 from $10.5 million in 2010 while the number of full time equivalent employees (“FTE”) decreased to 196 at the end of 2011 from 199 at December 31, 2010. The average expense per FTE increased to $59,000 for 2011 from $53,000 in 2010 which was due to increases in base salaries to employees, bonus and incentive pay, stock based compensation, and unemployment assessments. Due to the Company’s performance in 2011, expense associated with net income increased which included the bonus and incentive pay and certain stock based compensation plans. Unemployment insurance assessments rose during the year due to staff reductions in 2009 which increased the Company’s claims history. In 2010, salaries and benefits decreased to $10.5 million compared to $11.2 million in 2009 while the number of FTE was 199 at the end of each year or $53,000 expense per FTE in 2010 versus $56,000 in 2009. The reduction in expense was primarily achieved due to reductions in staff in the middle of 2009 which lowered the Company’s base compensation from $9.6 million in 2009 to $8.7 million in 2010. Also contributing to the decrease in salaries and employee benefits was a reduction in the employer portion of insurance benefits of $124,000 from the aforementioned reduction in FTEs and new health insurance plan options offered to employees which had lower premiums and a decrease of $77,000 in expenditures for education and other employee benefits. These decreases were partially offset by an increase in stock award and bonus/incentive expense of $474,000 from 2009 to 2010. Due to the Company’s performance in 2009, all stock and bonuses with performance conditions tied to earnings were not met, therefore, expense was not recognized in 2009 related to these plans. In 2010, the Company achieved at least the minimum threshold for most of the plans and recorded the appropriate expense as determined by the Company’s compensation committee and performance conditions.

Occupancy increased from $2.1 million for 2010 to $2.3 million in 2011 due to higher expense for property tax on owned branch locations. During 2011, the Company increased its accrual for property taxes for its Scott County locations. In 2012, the Company anticipates a reduction in property taxes due to the successful challenge of the assessed value of YCB’s main office location with the local government authority. Occupancy expense decreased by $364,000 to $2.1 million in 2010 from $2.4 million in 2009 due to reductions in property taxes, utilities, and depreciation expense. During 2010, the Company closed one of its branch locations in the Jefferson County Kentucky market which lowered utilities and other related costs of operating the branch. In addition, the Company completed depreciating certain leasehold improvements during 2010 which resulted in a significant decrease in expense.

Equipment expense decreased to $1.1 million for 2011 from $1.2 million in 2010 as the result of a decrease in depreciation expense for furniture and fixtures and computer equipment. The Company has been focused on efficient use of its capital expenditures throughout 2010 and 2011 which has allowed us to reduce our expenditures in certain areas and/or use older equipment for longer periods. Equipment expense was $1.2 million for the year ended December 31, 2010, a reduction of $204,000 from $1.4 million in 2009 due to reductions in depreciation expense of $99,000 and maintenance and repairs expenditures of $57,000. As previously noted, the Company implemented several cost reduction initiatives during 2009, one of which was a limitation on purchases of equipment and software. Because equipment and software have short depreciable lives, typically between 3 to 7 years, lower capital expenditures have an immediate impact on the Company’s depreciation expense.

Data processing expense was $2.5 million in 2011 and 2010 as increases in expenditures for core data processing were fully offset by a decrease in expenditures for software maintenance. In 2010 data processing expense remained consistent with 2009 at $2.5 million as reductions in expenditures in communication lines and hardware maintenance were offset by an increase in expense for the Company’s third party core data processor. The increase in core data processor expense was due to the outsourcing of proof operations during 2010 which management estimates will be offset by reductions in hardware maintenance and personnel costs.

Marketing and advertising expense was $219,000 for 2011, down from $241,000 in 2010 as the Company decreased its spending on print and billboard advertising and increased expenditures on sponsorships. Marketing and advertising expense decreased to $241,000 for 2010 from $362,000 in 2009. The reduction was achieved by decreases in the expenditures for newspaper advertising and promotional items.

Legal and professional service fees increased to $1.6 million in 2011 from $1.4 million in 2010. The increase was due to expense associated with collection of past due credits in 2011 as the Company’s level of non-performing loans and classified loan credits remained consistent with 2010. Legal and professional service fees decreased to $1.4 million for the twelve months ended December 31, 2010 as compared to $1.6 million for the equivalent period in 2009. The decrease in was attributable to reductions in legal fees incurred to resolve past due loans of $96,000 and other legal fees of $150,000. The Company continues to have elevated levels of non-performing assets which will necessitate higher legal fees then we have historically incurred to collect and dispose of any foreclosed assets.

FDIC insurance premiums decreased to $743,000 in 2011 from $1.4 million in 2010. The decrease is attributable to a lower assessment rate for each of the Company’s subsidiary banks as the result of improved financial results in 2010. Also, in the second quarter of 2011, the FDIC changed the assessment base the premiums were calculated from the amount of deposits to average assets less average Tier 1 capital which further reduced the Company’s premiums. FDIC insurance premiums were $1.4 million in 2010, a decrease of $315,000 from $1.7 million in 2009 due primarily to a special assessment by the FDIC in 2009 of $370,000 which was not repeated in 2010.

During the twelve months ended December 31, 2011, 2010 and 2009 the Company incurred $0, $335,000 and $838,000 in prepayment penalties on extinguishment of debt for the prepayment of $0, $10.5 million and $56.5 million of FHLB advances, respectively. In total, the Company prepaid $67.0 million in putable advances that carried a weighted average cost of 6.03% which was significantly higher compared to the Company’s other cost of funds. Management determined the penalties incurred for prepaying the advances would be more than offset by a reduction in interest expense over the remaining scheduled maturities for each advance. The prepaid advances were not replaced with other borrowings, therefore, the penalties were entirely expensed in 2010 and 2009.

Foreclosed and repossessed assets expense, net, increased to $735,000 for 2011 as compared to $548,000 in 2010 due primarily to net losses realized on sales in 2011 of $140,000 versus net gains on sales of $11,000 in 2010. It is anticipated expenditures for foreclosed and repossessed assets will remain elevated in 2012. Foreclosed and repossessed assets expense, net was $548,000 for the twelve months ended December 31, 2010 from $665,000 in 2009 due primarily to realized net gains on sales of $12,000 in 2010 as compared to net losses of $(107,000) in 2009. Management was successful in reducing the balance of foreclosed and repossessed assets to $3.6 million as of December 31, 2010 from $5.2 million at end of 2009.

Other expenses decreased to $2.1 million in 2011 from $2.3 million in 2010. The decrease in 2011 was attributable to lower expenditures on postage as the result of fees implemented for paper statements to customers, which increased enrollment for electronic statements. Also contributing to the decline was a reduction in printing expenditures in 2011 as the Company focused on reducing printing by using dual monitors and issuing tablets to members of management.

Income Tax Expense (Benefit)

Income tax expense for 2011 increased to $2.1 million as compared to $1.8 million in 2010 while the Company’s effective tax rate increased to 22.0% from 20.9% over the respective periods. The increase in provision for taxes was directly attributable to an increase in income before taxes of $667,000 from 2010 to 2011. Additionally, the effective tax rate and provision was impacted by the end of the Company’s participation in the New Markets Tax Credit program at the end of 2010 which provided tax credits of $180,000 annually. Income tax expense was $1.8 million for the twelve months in 2010 compared to an income tax benefit of $(4.9) million for the equivalent period in 2009. The change was the result of the large increase in the Company’s pre-tax earnings from 2009.

Financial Condition

Loan Portfolio

The Company’s loan portfolio decreased to $500.0 million as of December 31, 2011 from $513.1 million at December 31, 2010. All categories of loans declined from the previous year with the largest decrease occurring in the Company’s construction and consumer loan portfolios. The decreases were due to loan charge-offs during the year of $5.6 million and as well as soft loan demand which resulted in net loan repayments during the year of $4.7 million. The Company’s loan portfolio mix remained relatively consistent with 2010.

Commercial loans, which consist of loans to business customers secured by business assets such as accounts receivable, inventory, and equipment, decreased to $100.9 million as of December 31, 2011 from $103.3 million at December 31, 2010. The decrease in the commercial portfolio was mostly due to charge-offs during 2011 of $2.8 million as new originations were offset by repayments. Commercial loans have certain inherent risks which require loan officers to carefully monitor the borrower’s financial condition and receive periodic updates on the aging and balance of accounts receivable and inventory, if secured by these types of assets. Should the Company be forced to pursue foreclosure, there can often be significant erosion in the value of the collateral securing these types of loans. The value of equipment securing commercial borrowings generally tends to depreciate in value rapidly and/or may be industry specific with a limited market for resale. Accounts receivable are most likely have significant past due issues if the borrower is having financial difficulty and also may be worth a fraction of the balance while inventory may be stale.

Construction loans decreased from $48.9 million at December 31, 2010 to $44.7 million as of December 31, 2011. The decline in construction loans was attributable to charge-offs totaling $1.1 million for 2011 as compared to $4.1 million in 2010. Also, there is very soft demand for construction loans in the Company’s market area for qualified borrowers which further contributed to the decline. Construction loans consist of both individual and business borrowings for the development and construction of 1-4 family residences and subdivisions. Beginning in 2008, the Company has experienced a high rate of delinquency and charge-offs in this portfolio, mostly to developers of multiple properties, as the market for new homes in our market area slowed. The repayment of commercial construction loans is dependent on the resale to third parties in a timely fashion. Should there be a significant delay in selling the finished properties or a downturn in the market, the developer may not receive cash sufficient to service their borrowings. In addition, if the Company forecloses on a partially or fully developed property, there can be significant erosion in value as the improvements may have deteriorated resulting in losses to the Company. Management has continued to work with our construction borrowers who are having difficulty to minimize our loss exposure and prevent foreclosure including restructuring where appropriate.

Commercial real estate loans decreased by $1.2 million to $170.7 million at December 31, 2011 from $171.9 million as of December 31, 2010. Given the sluggish economic conditions, loan demand for new commercial real estate loans has been minimal with most new loans during the year coming from refinancing of existing debt with other financial institutions. Also, we have had strong competition from other financial institutions in our market for new commercial real estate loans to qualified customers and, in some cases, we have declined to match offering rates that we believed were not commensurate with the associated risk.

Residential real estate loans were $175.9 million as of December 31, 2011 as compared to $177.4 million at December 31, 2010, a decrease of $1.5 million. Residential loans included borrowings secured by first and second liens on 1-4 family residential properties, including home equity lines of credit. The decrease in the portfolio was mostly due to soft loan demand as home sales in the Company’s market have been depressed resulting in fewer new loan originations.

At the end of 2011, the Company was servicing $6.0 million in mortgage loans for other investors compared to $8.0 million in 2010. Loans serviced for others consist of loans the Company has sold to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with servicing rights retained by the Company.

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

Table 6 provides a breakdown of the Company’s loans by type during the past five years.

Table 6 - Loans by Type

	As of December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Commercial	$100,884	$103,295	$94,168	$95,365	$88,353
Construction	44,722	48,872	51,592	73,936	87,364
Commercial Real Estate	170,723	171,931	193,577	206,973	191,774
Residential Real Estate	175,886	177,411	189,403	237,769	247,211
Consumer	7,759	11,578	14,679	18,538	21,346
Total loans	$499,974	$513,087	$543,419	$632,581	$636,048

Table 7 illustrates the Company’s fixed rate maturities and repricing frequency for the loan portfolio.

Table 7 - Selected Loan Distribution

As of December 31, 2011 (Dollars in thousands)	Total	One Year or Less	Over One Through Five Years	Over Five Years
Fixed rate maturities:
Commercial	$49,595	$8,875	$23,664	$17,056
Construction	19,046	4,066	14,718	262
Commercial Real Estate	105,580	17,483	59,885	28,212
Residential Real Estate	114,008	11,032	53,005	49,971
Consumer	7,559	1,786	5,416	357
Total fixed rate maturities	$295,788	$43,242	$156,688	$95,858

Variable rate maturities:
Commercial	$51,289	$41,690	$9,153	$446
Construction	25,676	20,738	4,565	373
Commercial Real Estate	65,143	9,836	3,996	51,311
Residential Real Estate	61,878	9,222	17,058	35,598
Consumer	200	120	—	80
Total variable rate maturities	$204,186	$81,606	$34,772	$87,808

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

The Company maintains the allowance for loan losses at a level that is sufficient to absorb probable credit losses incurred in its loan portfolio. The allowance is determined based on the application of loss estimates to graded loans by categories. Management determines the level of the allowance for loan losses based on its evaluation of the collectability of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses. As of December 31, 2011, the Company’s allowance for loan losses totaled $10.2 million, a decrease of $630,000 from December 31, 2010 which lowered the allowance for loan losses to total loans ratio to 2.05% from 2.11% for the same periods, respectively. The Company’s net charge-offs totaled $5.0 million in 2011, down from $8.2 million for the 2010 fiscal year as all loan categories continued to experience higher than historical losses. Of the $5.6 million in charge-offs in 2011, $2.8 million were commercial loans as compared to $843,000 of commercial charge-offs in 2010. The increase in commercial charge-offs was mostly due to the write-off of one large credit, totaling $1.5 million. The remaining $500,000 after the charge-off was placed on non-accrual and was classified as “doubtful” as of 12/31/11. Beginning in late 2007 the Company has experienced an elevated level of non-performing loans coupled with a significant decline in the collateral values securing certain types of loans in its portfolio, specifically construction real estate. The Company’s loan portfolio has had increases in past due loans, impaired loans, and classified loans beginning in 2007 through 2011 which has led to an increase in charge-offs for those credits management has determined to be uncollectible. Management has allocated amounts for probable incurred losses in the Company’s loan portfolio based on the best estimate available as of December 31, 2011.

Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered adequate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectability of the Company’s loan portfolio. The provision for loan losses increased to $4.4 million for the twelve months ended December 31, 2011 from $3.8 million for the same period in 2010, or $557,000 and 14.5%. The provision for loan losses in 2011 was attributable to the continued elevated level of non-performing and classified loans. During 2011, the volume of new identified problem credits increased as compared to 2010 which resulted in higher non-performing loans of $15.8 million at December 31, 2011 as compared to $15.0 million at December 31, 2010. Over the same period, classified loans increased to $69.5 million, which included TDRs of $24.0 million, as compared to $64.4 million at December 31, 2010, which included TDRs of $12.2 million (see Footnote 3 to the Company’s Consolidated Financial Statements for further information on classified loans and TDRs). The impact of new identified credits continues to be at a level that required a significant provision for loan losses during the year. The Company’s local economy continues to be weak and which has started to impact some of the stronger borrowers who have been able to service their debt previously. Also, loans that have previously been classified have either become more severely past due and have accordingly been downgraded during the year which has resulted in more provision for loan losses as well. As of December 31, 2011, the Company had a total of $15.1 million in loans classified as doubtful and $26.1 million classified as substandard. Of the total balance of substandard and doubtful loans, $11.4 million were construction loans while $21.4 million were commercial real estate loans. Beginning in 2008, the Company has had significant collection issues in its construction portfolio which has led to aggregate charge-offs of $11.7 million of the total $28.4 million total charge-offs for the four year period ended December 31, 2011 despite representing only approximately 10% of the Company entire loan portfolio over the same period. In addition, $21.2 million of the $44.7 million construction loans outstanding as of December 31, 2011, were classified with an allocated allowance for loan losses of $1.1 million as of the same date. In an effort to properly identify and resolve problem credits in the construction portfolio, management has undertaken several initiatives including loan reviews of unclassified construction credits and weekly meetings with loan officers. While management believes all construction loans have been properly classified as of December 31, 2011 with the appropriate allocation of allowance for loan losses, there can be no assurance that provision for loan losses in the future will decrease for this portfolio segment.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may differ from actual results.

Table 8 provides the Company’s loan charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience

	Year Ended in December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Allowance for loan losses at beginning of year	$10,864	$15,236	$9,478	$6,316	$5,654
Charge-offs:
Commercial	(2,827)	(843)	(2,122)	(1,080)	(207)
Construction	(1,065)	(4,063)	(5,742)	(780)	-
Commercial real estate	(547)	(1,885)	(411)	(720)	(44)
Residential real estate	(785)	(1,557)	(1,449)	(730)	(360)
Consumer	(337)	(340)	(661)	(503)	(190)
Total	(5,561)	(8,688)	(10,385)	(3,813)	(801)
Recoveries:
Commercial	109	212	52	7	92
Construction	2	22	-	2	-
Commercial real estate	232	102	14	4	9
Residential real estate	40	68	40	5	16
Consumer	158	79	112	100	50
Total	541	483	218	118	167
Net loan charge-offs	(5,020)	(8,205)	(10,167)	(3,695)	(634)
Provision for loan losses	4,390	3,833	15,925	6,857	1,296
Allowance for loan losses at end of year	$10,234	$10,864	$15,236	$9,478	$6,316

Ratios:
Allowance for loan losses to total loans	2.05%	2.11%	2.80%	1.50%	0.99%
Net loan charge-offs to average loans	0.99	1.57	1.73	0.58	0.10
Allowance for loan losses to non-performing loans	64.88	72.36	67.26	45.78	55.51

The following table depicts management’s allocation of the allowance for loan losses by loan type during the last five years. Allowance funding and allocation is based on management’s assessment of economic conditions, past loss experience, loan volume, past-due history and other factors. Since these factors and management's assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off. Loan losses are charged against the allowance when a loss has been confirmed by management.

Table 9 - Management's Allocation of the Allowance for Loan Losses

	As of December 31,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
Commercial	$2,999	20.2%	$3,245	20.1%	$3,032	17.3%	$1,119	15.1%	$1,716	13.9%
Construction	1,112	8.9	1,893	9.5	6,633	9.5	3,492	11.7	199	13.7
Commercial Real Estate	3,207	34.1	2,499	33.5	1,828	35.6	3,244	32.7	2,857	30.2
Residential Real Estate	2,681	35.2	2,803	34.6	3,243	34.9	1,154	37.6	1,343	38.8
Consumer	235	1.6	424	2.3	500	2.7	469	2.9	201	3.4
Total	$10,234	100.0%	$10,864	100.0%	$15,236	100.0%	$9,478	100.0%	$6,316	100.0%

Asset Quality

Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those loans that management has determined it is probable, based on current information and events, the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans individually classified as impaired increased to $40.3 million at December 31, 2011 from $26.2 million at December 31, 2010. Impaired loans at December 31, 2011 and 2010 included $24.2 million and $10.4 million, respectively, of troubled debt restructurings (“TDR’s”), which included two large unrelated commercial real estate credit relationships totaling $16.8 million at the end of 2011. For further information on non-performing loans and their impact on the Company’s earnings, see discussion above under “Allowance and Provision for Loan Losses”.

Total non-performing loans increased from $15.0 million at December 31, 2010 to $15.8 million at December 31, 2011 with total non-performing assets increasing to $20.8 million from $18.6 million as of the same dates, respectively. Non-performing assets also include foreclosed real estate and other repossessed assets that have been acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Foreclosed real estate and repossessed assets are carried at fair value less estimated selling costs, and are actively marketed for sale.

Table 10 provides the Company’s non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

	As of December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Loans on non-accrual status (1)	$15,772	$15,013	$22,653	$20,702	$11,134
Loans past due 90 days or more and still accruing…	-	-	-	-	244
Total non-performing loans	15,772	15,013	22,653	20,702	11,378
Other assets owned	5,076	3,633	5,190	1,241	575
Total non-performing assets	$20,848	$18,646	$27,843	$21,943	$11,953

Percentage of non-performing loans to total loans	3.15%	2.93%	4.17%	3.27%	1.79%
Percentage of non-performing assets to total loans	4.17	3.63	5.12	3.47	1.88

(1) Impaired loans on non-accrual status are included in loans. See Note 3 to the Consolidated Financial Statements for additional discussion on impaired loans.

Investment Securities

Table 11 sets forth the breakdown of the Company’s securities portfolio for the past five years.

Table 11 - Securities Portfolio

	As of December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Securities Available for Sale:
U.S. Government and federal agency	$-	$-	$-	$-	$6,077
State and municipal	76,527	56,498	49,809	20,542	13,312
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	121,027	146,083	120,084	97,588	73,252
Collateralized debt obligations, including trust preferred securities	937	1,359	2,585	3,285	6,583
Mutual Funds	255	248	245	244	241
Total securities available for sale	$198,746	$204,188	$172,723	$121,659	$99,465

Table 12 sets forth the breakdown of the Company’s investment securities available for sale by type and maturity as of December 31, 2011. For analytical purposes, the weighted average yield on state and municipal securities is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt securities. A tax rate of 34% was used in adjusting interest on tax-exempt securities to a fully taxable equivalent (“FTE”) basis.

Table 12 - Investment Securities Available for Sale

	As of December 31, 2011
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
State and municipal
Within one year	$390	$391	8.38%
Over one through five years	2,069	2,197	6.09
Over five through ten years	16,375	17,751	5.59
Over ten years	51,894	56,188	6.30
Total state and municipal	70,728	76,527	6.14

Collateralized debt obligations, including trust preferred securities
Over ten years	4,069	937	2.35

Total mutual funds	250	255	3.71

Residential mortgage-backed agencies issued by U.S. Government sponsored entities
Within one year	6	6	5.48
Over one through five years	169	181	4.68
Over five through ten years	19,136	19,469	2.52
Over ten years	99,565	101,371	2.82
Total mortgage-backed securities	118,876	121,027	2.77

Total available for sale securities	$193,923	$198,746	3.99%

Securities available for sale decreased from $204.2 million at December 31, 2010 to $198.7 million at December 31, 2011. The decrease in available for sale securities was due primarily to maturities, prepayments, and calls of $24.5 million and sales of $107.4 million, offset by purchases of $116.1 million during 2011. The current strategy for the securities portfolio is to maintain an intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates. The investment portfolio primarily consists of mortgage-backed securities, securities issued by the United States government and its agencies, securities issued by states and municipalities, and trust preferred securities. Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.

A significant portion of the Company’s unrealized losses at December 31, 2011 were related to six trust preferred securities comprised of debt of banks and insurance companies. The decrease in the fair value of these securities is due primarily to the lack of transactions and the credit risk for these types of securities as market participants are currently unwilling to conduct transactions unless forced to do so. Also, the Company recorded an other-than-temporary impairment charge through earnings on three of the six securities in 2010. See footnote 2 to the Company’s consolidated financial statements for further discussion of the fair value of these securities and management’s evaluation of other-than-temporary impairment.

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

Total deposits decreased by $37.5 million to $581.4 million at December 31, 2011 due to decreases in interest bearing deposits of $50.3 million, partially offset by an increase in non-interest bearing deposits of $12.9 million. The decrease in total and interest bearing deposits was mostly attributable to a decrease of $40.0 million in certificates of deposits (including individual retirement accounts of $43.4 million) and money market accounts of $15.0 million. In 2011, management continued its focus on repricing maturing certificates of deposits and the current offering rates for other interest bearing deposit accounts given the current rate environment. Because the Company continued to have soft loan demand and excess liquidity, management was able to reprice deposits rates at or below rates offered in its markets. As a result of the reduction in rates, the Company saw a decrease in its money market and certificate of deposit accounts. The Company’s non-interest bearing deposits increased in 2011 due to an emphasis on growing these types of accounts such as allocating a significant portion of incentive based compensation for business service and retail employees on growth of non-interest deposits.

Table 13 provides a profile of the Company’s deposits during the past five years.

Table 13 – Deposits

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Demand (NOW)	$92,683	$85,520	$83,748	$91,641	$94,939
Money market accounts	134,818	149,777	119,991	101,032	107,880
Savings	36,010	35,127	31,721	29,302	26,971
Individual retirement accounts-certificates of deposit	28,375	31,760	32,583	28,981	29,298
Certificates of deposit, $100,000 and over	69,873	83,918	90,380	97,440	87,887
Other certificates of deposit	91,722	117,705	123,753	162,322	146,515

Total interest bearing deposits	453,481	503,807	482,176	510,718	493,490
Total non-interest bearing deposits	127,877	115,014	110,247	92,467	79,856

Total	$581,358	$618,821	$592,423	$603,185	$573,346

Table 14 – Average Deposits

	December 31,
	2011		2010		2009
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand (NOW)	$85,133	0.34%	$79,644	0.35%	$77,264	0.34%
Money market accounts	146,664	0.57	132,219	0.69	115,627	0.92
Savings	36,850	0.05	33,568	0.05	31,439	0.05
Individual retirement accounts-certificates of deposit	30,415	1.44	32,754	2.01	31,898	3.08
Certificates of deposit, $100,000 and over	71,407	1.19	87,450	1.56	107,071	2.67
Other certificates of deposit	106,773	1.36	122,703	1.83	139,529	3.19

Total interest bearing deposits	477,242	0.81%	488,338	1.12%	502,828	1.91%
Total non-interest bearing deposits	119,854	-	135,843	-	110,108	-

Total	$597,096		$624,181		$612,936

Other Borrowings

The Company’s other borrowings consist of repurchase agreements, line of credit with another financial institution, federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions, and a structured repurchase agreement. While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase. Other borrowings increased to $50.9 million at December 31, 2011 from $49.4 million at December 31, 2010 as an increase in repurchase agreements of $3.5 million was offset partially be a decrease of $1.7 million in the line of credit with another financial institution.

Federal Home Loan Bank Advances

FHLB advances increased to $55.0 million at December 31, 2011 from $50.0 million at December 31, 2010. At the beginning of 2009, the Company had a total of $67.0 million of putable FHLB advances which carried a weighted average rate of 6.03%. The Company elected to prepay the advances through the exercise of the put option by the FHLB, and incurred penalties of $335,000 and $838,000 in 2010 and 2009. Management elected to prepay the putable advances in 2009 and early 2010 due to the impact these advances had on the Company’s net interest margin. Prior to prepaying each advance, management determined that the penalty incurred would be fully offset by increases in net interest income through the remaining scheduled maturity of each advance. The Company does not anticipate that it will enter into putable advances for the foreseeable future, but instead may use fixed or variable rate advances to fund balance sheet growth as needed. Prepaying the advances resulted in an average cost of funds of 2.03% for 2011 as compared to 2.66% in 2010 and 4.98% in 2009.

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Bank’s primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquidity management is both a daily and long term function of business management. If the Banks require funds beyond those generated internally, then as of December 31, 2011 the Banks had $55.0 million in additional capacity under its borrowing agreements with the FHLB based on the Banks’ current FHLB stock holdings and approximately $34.0 million in federal funds purchased with other financial institutions. The holding company’s primary source of liquidity is dividends from its subsidiaries, YCB and SCSB which are limited by banking regulations. Currently, YCB can declare and pay dividends of $9.5 million while SCSB can declare dividends of $2.4 million without prior regulatory approval. The holding company had $2.9 million in a correspondent account as of December 31, 2011. The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Capital

Total capital of the Company increased to $79.5 million at December 31, 2011 from $63.2 million as of December 31, 2010, an increase of $16.3 million or 25.8%. The increase in capital was primarily due to the repurchase of preferred shares issued under the CPP program and issuance of shares under the SBLF program which resulted in a net increase, including the repurchase of the warrant issued in connection with the transaction, of $7.8 million (see footnote 12 to the Company’s Consolidated Financial Statements for further information on the transaction and terms of the SBLF preferred shares). Also contributing to the increases in shareholders’ equity was net income available to common shareholders of $6.0 million offset by dividends on common shares of $1.3 million. We are prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock.

The Company has been repurchasing shares of its common stock since May 21, 1999. A net total of 536,453 shares at an aggregate cost of $9.3 million have been repurchased since that time under both the current and prior repurchase plans. The Company's Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company's common stock could be purchased. Through December 31, 2011, a total of $1.6 million had been expended to purchase 85,098 shares under this plan. The Company’s ability to repurchase shares is restricted should we not pay dividends on preferred shares issued under the SBLF program.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions. The Company and the Banks continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital ratios (see Note 13 to the Consolidated Financial Statements).

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2011:

(In thousands)
Commitments to make loans	$10,572
Unused lines of credit	124,291
Standby letters of credit	2,745
Total	$137,608

Aggregate Contractual Obligations

As of December 31, 2011	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Dollars in thousands)
Time deposits	$189,970	$148,268	$38,224	$3,198	$280
Repurchase agreements	48,402	38,602	9,800	-	-
FHLB borrowings	55,000	25,000	30,000	-	-
Subordinated debentures	17,000	-	-	-	17,000
Line of credit	2,100	2,100	-	-	-
Note payable	377	377	-	-	-
Defined benefit plan	842	39	76	339	388
Lease commitments	2,460	565	784	575	536
Total	$316,151	$214,951	$78,884	$4,112	$18,204

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (“Up 200 Scenario”), it is estimated that as of December 31, 2011 the Company’s net interest income would decrease by an estimated $55,000, over the one year forecast horizon. As of December 31, 2010, in the Up 200 Scenario the Company estimated that net interest income would decrease 1.31%, or $398,000, over a one year forecast horizon ending December 31, 2011

The projected results are within the Company’s asset/liability management policy limits, which states that the negative impact to net interest income should not exceed 7% in a 200 basis point decrease or increase in the projected yield curve over a one year forecast horizon. The forecast results are heavily dependent on the assumptions regarding changes in deposit rates; the Company can minimize the reduction in net interest income in a period of rising interest rates to the extent that it can curtail raising deposit rates during this period. The Company continues to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

The interest sensitivity profile of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. Such profile is also influenced by market interest rates, deposit growth, loan growth, and other factors.

The following tables, which are representative only and are not precise measurements of the effect of changing interest rates on the Company’s net interest income in the future, illustrate the Company’s estimated one year net interest income sensitivity profile based on the above referenced asset/liability model as of December 31, 2011 and 2010, respectively:

Interest Rate Sensitivity For 2011

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points

Projected interest income:
Loans	$27,912	$28,741
Investments	5,969	6,110
FHLB and FRB stock	165	165
Interest-bearing deposits in other financial institutions	104	226
Federal funds sold	43	175
Total interest income	34,193	35,417

Projected interest expense:
Deposits	2,048	2,790
Federal funds purchased, line of credit and Repurchase agreements	603	1,028
FHLB advances	871	900
Subordinated debentures	453	536
Total interest expense	3,975	5,254
Net interest income	$30,218	$30,163

Change from base		$(55)
% Change from base		-%

Interest Rate Sensitivity For 2010

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points

Projected interest income:
Loans	$29,104	$29,976
Investments	7,383	7,541
FHLB and FRB stock	128	128
Interest-bearing deposits in other financial institutions	11	56
Federal funds sold	13	117
Total interest income	36,639	37,818

Projected interest expense:
Deposits	4,216	5,260
Federal funds purchased, line of credit and Repurchase agreements	682	1,071
FHLB advances	912	912
Subordinated debentures	409	553
Total interest expense	6,219	7,796
Net interest income	$30,420	$30,022

Change from base		$(398)
% Change from base		(1.31)%

COMMUNITY BANK SHARES OF INDIANA, INC.

New Albany, Indiana

FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Community Bank Shares of Indiana, Inc.

New Albany, Indiana

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank Shares of Indiana, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

Louisville, Kentucky

March 29, 2012

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(In thousands, except share amounts)

	2011	2010
ASSETS
Cash and due from financial institutions	$15,166	$11,658
Interest-bearing deposits in other financial institutions	30,297	23,818
Securities available for sale	198,746	204,188
Loans held for sale	1,154	1,080
Loans, net of allowance for loan losses of $10,234 and $10,864	489,740	502,223
Federal Home Loan Bank and Federal Reserve stock	5,952	6,808
Accrued interest receivable	3,196	3,089
Premises and equipment, net	13,780	13,659
Company owned life insurance	20,012	19,210
Other intangible assets	865	1,106
Foreclosed and repossessed assets	5,076	3,633
Prepaid FDIC insurance premium	2,999	3,673
Settlement receivable for security sales	3,371	-
Other assets	7,000	7,321
	$797,354	$801,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$127,877	$115,014
Interest-bearing	453,481	503,807
Total deposits	581,358	618,821
Other borrowings	50,879	49,426
Federal Home Loan Bank advances	55,000	50,000
Subordinated debentures	17,000	17,000
Accrued interest payable	329	615
Settlement liability for security purchases	6,914	-
Other liabilities	6,389	2,439
Total liabilities	717,869	738,301

Commitments and contingent liabilities (Note 14)	-	-

Shareholders’ equity
Preferred stock, without par value; 5,000,000 shares authorized	-	-
Preferred stock, series A, without par value; 0 and 19,468 issued and outstanding in 2011 and 2010, respectively; aggregate liquidation preference of $19,468	-	19,123
Preferred stock, series B, without par value; 28,000 and 0 shares issued and outstanding in 2011 and 2010, respectively; aggregate liquidation preference of $28,000	28,000	-
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,327,484 and 3,297,625 outstanding in 2011 and 2010, respectively	386	386
Additional paid-in capital	44,488	45,521
Retained earnings	13,201	8,500
Accumulated other comprehensive income (loss)	2,666	(598)
Treasury stock, at cost (2011- 536,453 shares, 2010- 566,312 shares)	(9,256)	(9,767)
Total shareholders’ equity	79,485	63,165
	$797,354	$801,466

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31

(In thousands, except per share amounts)

	2011	2010	2009
Interest and dividend income
Loans, including fees	$27,591	$29,589	$32,713
Taxable securities	3,930	3,971	4,623
Tax-exempt securities	2,494	2,088	1,524
Federal Home Loan Bank and Federal Reserve dividends	182	162	269
Interest-bearing deposits in other financial institutions	44	84	133
	34,241	35,894	39,262
Interest expense
Deposits	3,885	5,482	9,628
Other borrowings	745	828	883
Federal Home Loan Bank advances	924	1,451	4,281
Subordinated debentures	414	419	526
	5,968	8,180	15,318

Net interest income	28,273	27,714	23,944
Provision for loan losses	4,390	3,833	15,925
Net interest income after provision for loan losses	23,883	23,881	8,019

Non-interest income
Service charges on deposit accounts	3,417	3,433	3,453
Commission income	156	130	53
Net gain on sales of available for sale securities	2,499	1,751	1,380
Mortgage banking income	270	365	314
Gain on sale of loans	-	-	197
Earnings on company owned life insurance	686	720	745
Interchange income	966	907	839
Other-than-temporary impairment loss
Total impairment loss	-	(784)	(1,100)
Loss recognized in other comprehensive income	-	424	-
Net impairment loss recognized in earnings	-	(360)	(1,100)
Other income		468	445
	8,481	7,414	6,326
Non-interest expense
Salaries and employee benefits	11,556	10,492	11,160
Occupancy	2,314	2,053	2,417
Equipment	1,075	1,215	1,419
Data processing	2,512	2,508	2,498
Marketing and advertising	219	241	362
Legal and professional service fees	1,570	1,379	1,627
FDIC insurance premiums	743	1,370	1,685
Goodwill and other intangible asset impairment	-	-	16,154
Prepayment penalties on extinguishment of debt	-	335	838
Foreclosed and repossessed assets, net	735	548	665
Other expense	2,139	2,320	2,343
	22,863	22,461	41,168

(Continued)

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31

(In thousands, except per share amounts)

	2011	2010	2009

Income (loss) before income taxes	$9,501	$8,834	$(26,823)

Income tax (benefit) expense	2,091	1,846	(4,854)

Net income (loss)	7,410	6,988	(21,969)

Preferred stock dividends and discount accretion	(1,379)	(1,065)	(618)

Net income (loss) available (attributable) to common shareholders	$6,031	$5,923	$(22,587)

Earnings (loss) per common share:
Basic	$1.82	$1.80	$(6.93)
Diluted	$1.79	$1.77	$(6.93)

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31

(In thousands except per share data)

			Additional		Accumulated Other		Total
	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2009	$-	$386	$45,313	$28,268	$(640)	$(10,728)	$62,599

Comprehensive loss:
Net loss	-	-	-	(21,969)	-	-	(21,969)
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and tax effects	-	-	-	-	288	-	288
Change in unrealized gains (losses) on securities available for sale, net of reclassification and tax effects	-	-	-	-	1,558	-	1,558
Unrealized gain on pension benefits, net of tax effects	-	-	-	-	57	-	57
Total comprehensive loss							(20,066)

Cash dividends declared on common stock ($.55 per share)	-	-	-	(1,790)	-	-	(1,790)
Dividends on preferred stock	-	-	-	(568)	-	-	(568)
Issuance of treasury stock under dividend reinvestment plan	-	-	(293)	-	-	554	261
Issuance of preferred stock	18,984	-	-	-	-	-	18,984
Issuance of warrant to purchase common shares	-	-	445	-	-	-	445
Amortization of preferred stock discount	50	-	-	(50)	-	-	-
Stock award expense	-	-	85	-	-	-	85
Balance at December 31, 2009	$19,034	$386	$45,550	$3,891	$1,263	$(10,174)	$59,950

(Continued)

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31

(In thousands except per share data)

			Additional		Accumulated Other		Total
	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2010	$19,034	$386	$45,550	$3,891	$1,263	$(10,174)	$59,950

Comprehensive income:
Net income	-	-	-	6,988	-	-	6,988
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and tax effects	-	-	-	-	(207)	-	(207)
Change in unrealized gains (losses) on securities available for sale, net of reclassification and tax effects	-	-	-	-	(1,646)	-	(1,646)
Unrealized loss on pension benefits, net of tax effects	-	-	-	-	(8)	-	(8)
Total comprehensive income							5,127

Cash dividends declared on common stock ($.40 per share)	-	-	-	(1,314)	-	-	(1,314)
Dividends on preferred stock	-	-	-	(976)	-	-	(976)
Issuance of treasury stock under dividend reinvestment plan	-	-	(203)	-	-	407	204
Amortization of preferred stock discount	89	-	-	(89)	-	-	-
Stock award expense	-	-	174	-	-	-	174
Balance at December 31, 2010	$19,123	$386	$45,521	$8,500	$(598)	$(9,767)	$63,165

(Continued)

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31

(In thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2011	$19,123	$386	$45,521	$8,500	$(598)	$(9,767)	$63,165

Comprehensive income:
Net income	-	-	-	7,410	-	-	7,410
Change in unrealized gains (losses) on securities available for sale, net of reclassification and tax effects	-	-	-	-	3,436	-	3,436
Unrealized loss on pension benefits, net of tax effects	-	-	-	-	(172)	-	(172)
Total comprehensive income							10,674

Cash dividends declared on common stock ($.40 per share)	-	-	-	(1,330)	-	-	(1,330)
Dividends on preferred stock	-	-	-	(1,034)	-	-	(1,034)
Issuance of treasury stock under dividend reinvestment plan	-	-	(115)	-	-	323	208
Amortization of preferred stock discount	345	-	-	(345)	-	-	-
Repurchase of series A preferred stock	(19,468)	-	-	-	-	-	(19,468)
Warrant repurchased	-	-	(1,101)	-	-	-	(1,101)
Issuance of series B preferred stock	28,000	-	-	-	-	-	28,000
Issuance of stock award shares	-	-	(188)	-	-	188	-
Stock award expense	-	-	371	-	-	-	371
Balance at December 31, 2011	$28,000	$386	$44,488	$13,201	$2,666	$(9,256)	$79,485

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

(In thousands)

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$7,410	$6,988	$(21,969)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	4,390	3,833	15,925
Depreciation and amortization	1,509	1,541	1,763
Net amortization of securities	917	784	193
Net gain on sales of available for sale securities	(2,499)	(1,751)	(1,380)
Other-than-temporary impairment loss	-	360	1,100
Prepayment penalties on extinguishment of debt	-	335	838
Mortgage loans originated for sale	(15,253)	(20,167)	(21,203)
Proceeds from mortgage loan sales	15,433	20,421	20,825
Net gain on sales of mortgage loans	(254)	(355)	(293)
Earnings on company owned life insurance	(686)	(720)	(745)
Gain on sale of loans	-	-	(197)
Deferred income tax expense (benefit)	(1,784)	1,170	(5,051)
Goodwill and other intangible asset impairment	-	-	16,154
Share based compensation expense	371	174	85
Net (gain) loss on sale of foreclosed assets	112	(12)	107
Net gain on disposition of premises and equipment	(15)	(3)	(4)
Net change in
Accrued interest receivable	(107)	127	(53)
Accrued interest payable	(286)	(203)	(887)
Other assets	3,886	528	(4,415)
Other liabilities	566	(327)	653
Net cash from operating activities	13,710	12,723	1,446

Cash flows from investing activities
Net change in interest-bearing deposits	(6,479)	6,123	15,808
Available for sale securities:
Sales	107,443	117,818	76,467
Purchases	(116,090)	(173,404)	(146,313)
Maturities, prepayments and calls	24,530	21,922	21,661
Loan originations and payments, net	4,722	21,769	58,016
Purchase of premises and equipment, net	(1,410)	(586)	(740)
Proceeds from the sale of premises and equipment	15	3	8
Proceeds from the sale of foreclosed assets	1,837	2,045	2,436
Proceeds from the sale of loans	-	-	14,739
Purchase of FHLB and Federal Reserve stock	(27)	(42)	-
Redemption of FHLB and Federal Reserve stock	883	904	802
Investment in company owned life insurance	(117)	-	-
Net cash from investing activities	15,307	(3,448)	42,884

(Continued)

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

(In thousands)

	2011	2010	2009
Cash flows from financing activities
Net change in deposits	$(37,463)	$26,398	$(10,745)
Net change in other borrowings	1,453	(27,570)	(1,987)
Proceeds from Federal Home Loan Bank advances	62,000	75,000	25,000
Repayment of Federal Home Loan Bank advances	(57,000)	(93,835)	(69,338)
Proceeds from issuance of series A preferred stock and warrant	-	-	19,468
Repurchase of series A preferred stock	(19,468)	-	-
Proceeds from issuance of series B preferred stock	28,000	-	-
Repurchase of warrant	(1,101)	-	-
Cash dividends paid on preferred shares	(812)	(974)	(449)
Cash dividends paid on common shares	(1,118)	(1,110)	(1,529)
Net cash from financing activities	(25,509)	(22,091)	(39,580)

Net change in cash and due from banks	3,508	(12,816)	4,750
Cash and due from banks at beginning of year	11,658	24,474	19,724
Cash and due from banks at end of year	$15,166	$11,658	$24,474

Supplemental cash flow information:
Interest paid	$6,254	$8,383	$16,205
Income taxes paid, net of refunds	84	1,520	(230)

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	3,779	4,698	6,751
Sale and financing of foreclosed assets	387	4,302	261
Issuance of treasury shares under dividend reinvestment plan	208	204	261
Security transactions in suspense, net payable	(3,543)	-	-

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair value and impairment of securities, carrying value of foreclosed and repossessed assets, status of contingencies, and deferred tax assets are particularly subject to change.

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

December 31, 2011, 2010 and 2009

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

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

December 31, 2011, 2010 and 2009

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

Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Smaller balance homogeneous loans, such as consumer and residential real estate, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure. Trouble debt restructurings (“TDRs”) are renewals or restructuring of loans to borrowers experiencing financial difficulty where the Banks grant a concession. Typically, the banks’ concessions are interest rate reductions, interest only payments, extension of the maturity date, or a combination of concessions. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the average actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial, Construction, Commercial Real Estate, Residential Real Estate, and Consumer.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Construction loans primarily consist of borrowings to purchase and develop raw land into 1-4 family residential properties. Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements. Repayment of the loans to real estate developers is dependent upon the sale of properties to third parties in a timely fashion upon completion. Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value which may be absorbed by the Company. In recent fiscal years, a significant portion of the Company’s loan charge-offs have been on 1-4 family development properties. Consequently, the Company has allocated the highest percentage of allowance for loan losses as a percentage of loans to construction loans compared to the other identified loan portfolio segments.

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

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. The Company utilized this guidance to determine if restructurings were TDRs in 2011.

NOTE 2 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2011 and 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2011	(In thousands)
State and municipal	$70,728	$5,803	$(4)	$76,527
Residential mortgaged-backed agencies issued by U.S. Government sponsored entities	118,876	2,190	(39)	121,027
Collateralized debt obligations, including trust preferred securities	4,069	-	(3,132)	937
Mutual funds	250	5	-	255
Total	$193,923	$7,998	$(3,175)	$198,746

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2010	(In thousands)
State and municipal	$55,298	$1,434	$(234)	$56,498
Residential mortgaged-backed agencies issued by U.S. Government sponsored entities	144,968	2,293	(1,178)	146,083
Collateralized debt obligations, including trust preferred securities	4,069	-	(2,710)	1,359
Mutual funds	250	-	(2)	248
Total	$204,585	$3,727	$(4,124)	$204,188

Total other-than-temporary impairment recognized in accumulated other comprehensive income (loss) was $0 and $424,000 for securities available for sale at December 31, 2011 and 2010.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 2 – SECURITIES (Continued)

Sales of available for sale securities were as follows:

	2011	2010	2009
	(In thousands)
Proceeds	$107,443	$117,818	$76,467
Gross gains	2,499	1,760	1,389
Gross losses	-	(9)	(9)

The tax provision applicable to these net realized gains amounted to $850,000, $595,000 and $469,000, respectively.

The amortized cost and fair value of the contractual maturities of available for sale securities at year-end 2011 were as follows. Mortgage-backed agency securities and mutual funds which do not have a single maturity date are shown separately.

	Amortized	Fair
	Cost	Value
2011	(In thousands)
Due in one year or less	$390	$391
Due from one to five years	2,069	2,197
Due from five to ten years	16,375	17,751
Due after ten years	55,963	57,125
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	118,876	121,027
Mutual Funds	250	255
Total	$193,923	$198,746

Securities pledged at year-end 2011 and 2010 had a carrying amount of $77.2 million and $62.0 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at year end 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
(In thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2011	Value	Loss	Value	Loss	Value	Loss
State and municipal	$561	$(4)	$-	$-	$561	$(4)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	26,297	(39)	-	-	26,297	(39)
Collateralized debt obligations, including trust preferred securities	-	-	937	(3,132)	937	(3,132)
Total temporarily impaired	$26,858	$(43)	$937	$(3,132)	$27,795	$(3,175)

	Less than 12 Months		12 Months or More		Total
(In thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2010	Value	Loss	Value	Loss	Value	Loss
State and municipal	$1,344	$(83)	$7,402	$(151)	$8,746	$(234)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	68,927	(1,178)	-	-	68,927	(1,178)
Collateralized debt obligations, including trust preferred securities	-	-	1,359	(2,710)	1,359	(2,710)
Mutual funds	248	(2)	-	-	248	(2)
Total temporarily impaired	$70,519	$(1,263)	$8,761	$(2,861)	$79,280	$(4,124)

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

December 31, 2011, 2010 and 2009

NOTE 2 – SECURITIES (Continued)

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

As of December 31, 2011, the Company’s security portfolio consisted of 270 securities, 12 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s collateralized debt obligations, as discussed below:

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in six pooled trust preferred securities.

Our analysis of these six investments falls within the scope of FASB ASC 325-40 and includes $4.1 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs at December 31, 2011 (in thousands):

					Previously	OTTI Related to
					Recognized	Credit Loss
	Current				OTTI Related to	Recognized in
	Moody	Par	Amortized	Estimated	Credit Loss,	2011,
	Rating	Value	Cost	Fair Value	Pre-Tax	Pre-Tax

Security 1	B+ (S&P)	$2,000	$2,000	$510	$-	$-

Security 2	Ba3	149	-	-	146	-

Security 3	Ca	49	43	17	5	-

Security 4	Ca	317	282	112	35	-

Security 5	Ca	1,577	872	149	637	-

Security 6	Ca	1,577	872	149	637	-

		$5,669	$4,069	$937	$1,460	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 2 – SECURITIES (Continued)

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies. The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default. We considered all defaults to be immediate. We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank). For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%. After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note. Additionally, we assumed that all bank and bank holding company issuers with total assets of greater than $15 billion would prepay their obligations before the phase-out period begins for inclusion in Tier 1 capital on January 1, 2013 in accordance with the Dodd-Frank Act. Upon completion of the analysis, our model indicated we did not have additional other-than-temporary impairment. At December 31, 2011 the six securities subject to FASB ASC 325-40 accounted for the $3.1 million of unrealized loss in the collateralized debt obligations category.

The table below presents a rollforward of the credit losses recognized in earnings for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Beginning balance, January 1	$1,460	$1,100
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	-	146
Increases to credit losses on securities for which other-than-temporary impairment was previously recognized	-	214
Ending balance, December 31	$1,460	$1,460

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 3 – LOANS

Loans at year-end were as follows:

	2011	2010
	(In thousands)
Commercial	$100,884	$103,295
Construction	44,722	48,872
Commercial Real Estate:
Owner occupied nonfarm/residential	92,848	89,373
Other nonfarm/residential	77,875	82,558
Residential Real Estate:
Secured by first liens	131,054	126,951
Home equity	44,832	50,460
Consumer	7,759	11,578
Subtotal	499,974	513,087
Less: Allowance for loan losses	(10,234)	(10,864)
Loans, net	$489,740	$502,223

During 2011 and 2010, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 3 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011 (in thousands):

			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total

Beginning balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864
Provision for loan losses	2,472	282	1,023	623	(10)	4,390
Loans charged-off	(2,827)	(1,065)	(547)	(785)	(337)	(5,561)
Recoveries	109	2	232	40	158	541
Ending balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234

Activity in the allowance for loan losses for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
	(in thousands)
Beginning balance	$15,236	$9,478
Provision for loan losses	3,833	15,925
Loans charged-off	(8,688)	(10,385)
Recoveries	483	218
Ending balance	$10,864	$15,236

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans, which includes the unpaid principal balance, net of partial charge-offs of $6.5 million and $4.7 million as of December 31, 2011 and 2010, by portfolio segment and based on impairment method as of December 31, 2011 and 2010 (in thousands):

2011:

			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$517	$815	$1,749	$563	$17	$3,661
Collectively evaluated for impairment	2,482	297	1,458	2,118	218	6,573
Total ending allowance balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234

Loans:
Loans individually evaluated for impairment	$1,548	$13,902	$20,899	$3,811	$146	$40,306
Loans collectively evaluated for impairment	99,336	30,820	149,824	172,075	7,613	459,668
Total ending loans balance	$100,884	$44,722	$170,723	$175,886	$7,759	$499,974

2010:

			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$41	$749	$818	$582	$50	$2,240
Collectively evaluated for impairment	3,204	1,144	1,681	2,221	374	8,624
Total ending allowance balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864

Loans:
Loans individually evaluated for impairment	$266	$8,848	$12,127	$4,711	$209	$26,161
Loans collectively evaluated for impairment	103,029	40,024	159,804	172,700	11,369	486,926
Total ending loans balance	$103,295	$48,872	$171,931	$177,411	$11,578	$513,087

There were no impaired loans at December 31, 2011 and 2010 which did not have allocated allowance for loan losses.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 3 – LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ending December 31, 2011:

			Allowance for	Average	Interest Income
	Unpaid Principal	Recorded	Loan Losses	Recorded	Recognized and
	Balance	Investment	Allocated	Investment	Received
	(In thousands)
Commercial	$3,064	$1,548	$517	$627	$9
Construction	17,709	13,902	815	10,633	3
Commercial real estate:
Owner occupied nonfarm/nonresidential	9,719	9,719	924	2,516	1
Other nonfarm/nonresidential	12,299	11,180	825	11,187	293
Residential real estate:
Secured by first liens	3,491	3,416	297	3,923	73
Home equity	395	395	266	187	-
Consumer	146	146	17	188	-
Total	$46,823	$40,306	$3,661	$29,261	$379

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
	(in thousands)
Commercial	$266	$266	$41
Construction	12,322	8,848	749
Commercial real estate:
Owner occupied nonfarm/nonresidential	979	769	44
Other nonfarm/nonresidential	12,030	11,358	774
Residential real estate:
Secured by first liens	4,973	4,588	581
Home equity	123	123	1
Consumer	209	209	50
Total	$30,902	$26,161	$2,240

Further information about impaired loans is presented below:

	2010	2009
	(in thousands)
Average of individually impaired loans during the year	$25,624	$28,415
Interest income recognized and received during impairment	294	346

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and 2010:

	2011		2010
		Loans Past		Loans Past
		Due Over 90		Due Over 90
		Days Still		Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
Commercial	$1,040	$-	$118	$-
Construction	7,457	-	8,198	-
Commercial real estate:
Owner occupied nonfarm/residential	1,036	-	749	-
Other nonfarm/residential	2,290	-	3,068	-
Residential real estate:
Secured by first liens	3,427	-	2,463	-
Home equity	372	-	229	-
Consumer	150	-	188	-
Total	$15,772	$-	$15,013	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 and 2010 by class of loans:

2011:

			Greater
		60 – 89	than 89			Loans Past
	30 – 59	Days	Days	Total		Due Over 90
	Days	Past	Past	Past	Loans Not	Days Still
	Past Due	Due	Due	Due	Past Due	Accruing
	(In thousands)
Commercial	$263	$457	$953	$1,673	$99,211	$-
Construction	154	-	8,027	8,181	36,541	-
Commercial real estate:
Owner occupied nonfarm/residential	299	-	466	765	92,083	-
Other nonfarm/residential	209	42	2,290	2,541	75,334	-
Residential real estate:
Secured by first liens	1,181	238	3,391	4,810	126,244	-
Home equity	800	152	409	1,361	43,471	-
Consumer	213	14	147	374	7,385	-
Total	$3,119	$903	$15,683	$19,705	$480,269	$-

2010:

			Greater
		60 – 89	than 89			Loans Past
	30 – 59	Days	Days	Total		Due Over 90
	Days	Past	Past	Past	Loans Not	Days Still
	Past Due	Due	Due	Due	Past Due	Accruing
	(In thousands)
Commercial	$37	$159	$44	$240	$103,055	$-
Construction	882	121	8,122	9,125	39,747	-
Commercial real estate:
Owner occupied nonfarm/residential	20	207	715	942	88,431	-
Other nonfarm/residential	298	704	2,728	3,730	78,828	-
Residential real estate:
Secured by first liens	1,643	859	1,871	4,373	122,578	-
Home equity	913	68	284	1,265	49,195	-
Consumer	444	134	228	806	10,772	-
Total	$4,237	$2,252	$13,992	$20,481	$492,606	$-

Troubled Debt Restructurings:

Troubled debt restructurings (“TDRs”) totaled $26.6 million and $12.2 million at December 31, 2011 and 2010. Of the total TDRs, $2.4 million and $1.8 million were on non-accrual as of December 31, 2011 and 2010. The Company has allocated $2.4 million and $911,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of December 31, 2011 and 2010.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 3 – LOANS (Continued)

The detail of outstanding TDRs by class and modification type as of December 31, 2011 follows (in thousands):

		Allowance
		for Loan
	Recorded	Losses
	Investment	Allocated
Commercial:
Interest only payments	$500	$24
Extended maturity	489	281
Multiple modifications	332	12
Construction:
Extended maturity	926	320
Multiple modifications	5,333	80
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	8,710	887
Other nonfarm/nonresidential
Interest rate reduction	8,070	616
Interest only payments	206	4
Multiple modifications	1,127	87
Residential real estate:
Secured by first liens
Interest rate reduction	100	7
Interest only payments	124	8
Extended maturity	307	4
Multiple modifications	373	29
Home equity
Interest rate reduction	30	1
Consumer
Interest rate reduction	8	-
Total	$26,635	$2,360

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 3 – LOANS (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms. The following table summarizes the Company’s TDR’s by class, modification type and performance as of December 31, 2011 (in thousands):

			Total TDRs
			Not	Total TDRs
			Performing	Defaulted
	TDRs Greater than 30		to	Within 12
	Days Past Due and	TDRs on	Modified	Months of
	Still Accruing	Nonaccrual	Terms	Modification
Commercial:
Interest only	$-	$500	$500	$500
Extended maturity	1	248	249	249
Multiple modifications	262	-	262	262
Construction:
Extended maturity	-	510	510	510
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	-	-	-
Other nonfarm/nonresidential
Multiple modifications	-	1,127	1,127	1,127
Residential:
Secured by first liens
Multiple modifications	111	-	111	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	$374	$2,385	$2,759	$2,648

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 3 – LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2011 (in thousands):

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
Commercial	8	$1,525	$1,525
Construction	5	7,519	7,519
Commercial real estate:
Owner occupied nonfarm/nonresidential	2	8,703	8,703
Other nonfarm/nonresidential	1	209	209
Residential:
Secured by first liens	6	513	513
Home equity	1	24	24
Consumer	1	8	8
Total	24	$18,501	$18,501

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 3 – LOANS (Continued)

The following table presents loans by class modified as TDRs during the year ending December 31, 2011 and their performance, by modification type (in thousands):

		TDRs	TDRs Not
		Performing	Performing to
		to Modified	Modified
	Number of Loans	Terms	Terms
Commercial:
Interest only payments	1	$-	$500
Extended maturity	5	239	250
Multiple modifications	2	-	262
Construction:
Extended maturity	1	416	-
Multiple modifications	4	5,333	-
Commercial real estate:
Owner occupied nonfarm/nonresidential:
Interest only payments	2	8,710	-
Other nonfarm/nonresidential:
Interest only payments	1	206	-
Residential:
Secured by first liens:
Interest rate reduction	1	32	-
Interest only payments	3	124	-
Extended maturity	1	306	-
Multiple modifications	1	55	-
Home equity:
Interest rate reduction	1	30	-
Consumer:
Interest rate reduction	1	8	-
Total	24	$15,459	$1,012

The troubled debt restructurings described above increased the allowance for loan losses by $1.8 million during the year ending December 31, 2011. There were $2.0 million of charge-offs of TDRs during 2011.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. On a monthly basis, the Company reviews its loans that are risk rated Watch, Special Mention, Substandard, or Doubtful to determine they are properly classified. In addition, the Company reviews loans rated as a “pass” that have exhibited signs that may require a classification change, such as past due greater than 30 days and other relevant information including: loan officer recommendations, knowledge of specific borrower circumstances, and receipt of borrower financial statements. The Company uses the following definitions for risk ratings:

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 3 – LOANS (Continued)

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

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans. The risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2011 and 2010 is as follows:

2011:

		Special
	Watch	Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$5,261	$653	$742	$1,209	$93,019	$100,884
Construction	9,787	-	3,225	8,153	23,557	44,722
Commercial real estate:
Owner occupied nonfarm/residential	1,835	988	9,075	1,009	79,941	92,848
Other nonfarm/residential	5,779	213	8,648	2,705	60,530	77,875
Residential real estate:
Secured by first liens	2,145	385	3,813	1,720	122,991	131,054
Home equity	1,149	-	386	300	42,997	44,832
Consumer	87	-	176	27	7,469	7,759
Total	$26,043	$2,239	$26,065	$15,123	$430,504	$499,974

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 3 – LOANS (Continued)

2010:

		Special
	Watch	Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$1,324	$727	$3,286	$171	$97,787	$103,295
Construction	7,739	1,753	6,920	8,848	23,612	48,872
Commercial real estate:
Owner occupied nonfarm/residential	1,550	999	380	769	85,676	89,374
Other nonfarm/residential	7,776	-	9,054	3,068	62,659	82,557
Residential real estate:
Secured by first liens	2,518	436	4,123	1,775	118,099	126,951
Home equity	272	119	228	71	49,770	50,460
Consumer	63	-	194	135	11,186	11,578
Total	$21,242	$4,034	$24,185	$14,837	$448,789	$513,087

Related Party Loans: Loans to principal officers, directors, and their affiliates were as follows.

2011
(In thousands)
Beginning loans	$21,188
New loans	9,498
Change in related parties	(952)
Repayments	(15,829)
Ending loans	$13,905

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates as of December 31, 2011 and 2010 were $17.3 million and $13.2 million.

NOTE 4- PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2011	2010
	(In thousands)
Land and land improvements	$2,766	$2,766
Buildings	13,642	13,206
Furniture, fixtures and equipment	12,854	12,229
Leasehold improvements	1,384	1,384
	30,646	29,585
Less: Accumulated depreciation	(16,866)	(15,926)
	$13,780	$13,659

Depreciation expense was $1.2 million, $1.3 million, and $1.4 million for 2011, 2010, and 2009.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 4- PREMISES AND EQUIPMENT (Continued)

Branch location rent expense was $620,000, $640,000 and $679,000 for 2011, 2010, and 2009, respectively. Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

2012	$565
2013	437
2014	347
2015	320
2016	255
Thereafter	536
Total	$2,460

NOTE 5 – DEPOSITS

Time deposits of $100,000 or more were $77.7 million and $92.8 million at year-end 2011 and 2010.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows:

2012	$148,268
2013	35,055
2014	3,169
2015	2,206
2016	992
Thereafter	280

Deposits from principal officers, directors and their affiliates at year-end 2011 and 2010 were approximately $28.8 million and $24.8 million.

NOTE 6 – OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements representing overnight borrowings from deposit customers, federal funds purchased representing overnight borrowings from other financial institutions, lines of credit with other financial institutions, a structured repurchase agreement, and a note payable. The debt securities sold under the repurchase agreements were under the control of the subsidiary banks during 2011 and 2010.

The Company has available a revolving line of credit with a bank for $2.8 million. The line of credit expires on June 30, 2013 and bears interest at the quotient of 1 month LIBOR divided by one minus the reserve requirement under Regulation D applicable to dollar deposits in the London interbank market with a maturity equal to one month plus a margin determined by the Company’s level of non-performing assets to capital, currently 3.50% (3.73% at December 31, 2011). Payments of $350,000 in principal plus all accrued and unpaid interest are due quarterly. The line of credit is collateralized by 500 shares of Your Community Bank common stock and 73,000 of The Scott County State Bank common stock. The outstanding balance on the line of credit was $2.1 million and $3.8 million at December 31, 2011 and 2010. The line of credit requires us to meet certain covenants. As of December 31, 2011, the Company did not meet a covenant pertaining to level of non-performing assets, including troubled debt restructurings. The Company received a waiver of the violation from the lender.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 6 – OTHER BORROWINGS (Continued)

One of the Company’s subsidiary banks is a limited partner in an investment partnership which constructs low income housing. The Company currently has a 14.8% ownership interest, although that is expected to be reduced to 5% - 7% once all partnership units have been sold. In exchange for an investment of $1.0 million, the Company issued a note payable for $1.0 million to the partnership. The note payable had a balance of $377,000 and $730,000 at December 31, 2011 and 2010. Payments are due on demand in the amount requested from the partnership. The note does not bear interest unless payments are not paid within 15 days of the request. In accordance with accounting guidance, the Company did not consolidate the investment in the partnership into its financial statements because it owns less than 50% of the partnership and does not control the operations.

Information concerning 2011, 2010, and 2009 other borrowings is summarized as follows.

	2011	2010	2009
	(Dollars in thousands)
Repurchase agreements at year-end
Balance	$38,602	$35,096	$60,896
Weighted average interest rate	0.29%	0.38%	0.34%
Repurchase agreements during the year
Average daily balance	$36,680	$38,987	$43,169
Maximum month-end balance	40,263	41,263	60,896
Weighted average interest rate	0.33%	0.37%	0.32%

Federal funds purchased and lines of credit at year-end
Balance	$2,100	$3,800	$6,300
Weighted average interest rate	4.35%	4.30%	3.28%
Federal funds purchased and lines of credit during the year
Average daily balance	$5,374	$5,780	$8,393
Maximum month-end balance	13,800	12,535	9,372
Weighted average interest rate	2.56%	3.39%	3.07%

Structured repurchase agreement at year-end
Balance	$9,800	$9,800	$9,800
Weighted average interest rate	4.97%	4.97%	4.97%
Structured repurchase agreement during the year
Average daily balance	$9,800	$9,800	$9,800
Maximum month-end balance	9,800	9,800	9,800
Weighted average interest rate	4.97%	4.97%	4.97%

Note payable at year-end
Balance	$377	$730	$-
Weighted average interest rate	0.00%	0.00%	0.00%
Note payable during the year
Average daily balance	$588	$2	$-
Maximum month-end balance	730	730	-
Weighted average interest rate	0.00%	0.00%	-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

	2011		2010
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount
	(Dollars in thousands)

Fixed rate	1.64%	$55,000	1.88%	$50,000

The advances were collateralized by $277.1 million and $273.7 million of first mortgage and commercial real estate loans under a blanket lien arrangement and certain available for sale securities at year-end 2011 and 2010. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional $55.0 million at year-end 2011.

The contractual maturities of advances outstanding as of December 31, 2010 are as follows:

(In thousands)
2012	$25,000
2013	20,000
2014	10,000
$55,000

There is a substantial penalty if the Company prepays the advances before the contractual maturities. The Company recognized penalties on prepayment of FHLB advances of $0, $335,000, and $838,000 for the years ended December 31, 2011, 2010, and 2009.

NOTE 8 - SUBORDINATED DEBENTURES

On June 15, 2006, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust II (Trust II), issued $10.0 million of floating rate trust preferred securities as part of a pooled offering of such securities. On June 17, 2004, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust I (Trust I), issued $7.0 million of floating rate trust preferred securities as part of a pooled offering of such securities. The Company issued subordinated debentures to Trusts I and II in exchange for the proceeds of each offering; the debentures and related debt issuance costs represent the sole assets of Trusts I and II. The Company is not considered the primary beneficiary of the Trusts (variable interest entity), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the trust preferred securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 1.70% (2.25% as of the last adjustment) for Trust II and three-month LIBOR plus 2.65% (3.21% as of the last adjustment) for Trust I and are included in interest expense.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 8 - SUBORDINATED DEBENTURES (Continued)

The maturity dates of the subordinated debentures are June 15, 2036 for Trust II and June 17, 2034 for Trust I. The subordinated debentures may be redeemed by the Company, in whole or in part, at any distribution payment date at the redemption price. The subordinated debentures have variable rates, adjusted quarterly, which are identical to the trust preferred securities. In addition, the subordinated debentures are redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust debenture. The Company has the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years. Should interest payments be deferred, the Company is restricted from paying dividends until all deferred payments have been made.

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

A reconciliation of the projected benefit obligation and the value of plan assets follow.

	2011	2010
	(In thousands)
Change in projected benefit obligation
Balance, beginning of year	$1,096	$1,015
Interest cost	57	57
Actuarial (gain) loss	201	56
Benefits paid to participants	(33)	(32)
Ending benefit obligation	1,321	1,096

Change in plan assets
Fair value, beginning of year	855	753
Actual return on plan assets	(7)	88
Employer contributions	100	46
Benefits paid to participants	(33)	(32)
Fair value, end of year	915	855

Funded status	$(406)	$(241)

NOTE 9 – BENEFIT PLANS (Continued)

Amounts recognized in accumulated other comprehensive loss consisted of a net actuarial loss of $769,000 and $509,000 at year-end 2011 and 2010. The accumulated benefit obligation was $1.3 million and $1.1 million at year-end 2011 and 2010. The funded status of the plan was a liability as of the years ended 2011 and 2010 and is reported in other liabilities in the Company’s consolidated financial statements.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	2011	2010	2009
	(Dollars in thousands)
Interest cost	$56	$57	$57
Expected return on plan assets	(65)	(56)	(44)
Amortization of unrecognized loss	13	13	16
Net periodic benefit cost	4	14	29

Net loss (gain)	(261)	12	(87)
Total recognized in other comprehensive loss (income)	(261)	12	(87)

Total recognized in net periodic benefit cost and other
comprehensive loss (income)	$(257)	$26	$(58)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $22,000.

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at year end:

	2011	2010	2009
Discount rate on benefit obligation	4.00%	5.25%	5.75%

Weighted-average assumptions used to determine net periodic pension cost:

	2011	2010	2009
Rate of expected return on plan assets	7.50%	7.50%	7.50%
Discount rate for periodic benefit costs	5.25%	5.75%	6.00%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 9 – BENEFIT PLANS (Continued)

Plan Assets: The Company’s target allocation for 2012, pension plan asset allocation at year-end 2011 and 2010, and expected long-term rate of return by asset category are as follows:

	Target	Percentage of Plan		Weighted-Average
	Allocation	Assets at Year-end		Expected Long-Term
	2012	2011	2010	Rate of Return
Asset Category
Mutual funds	85%	93%	98%	9.0%
Money market	15	7	2	3.5
Total	100%	100%	100%	7.5%

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 9 – BENEFIT PLANS (Continued)

The fair value of the plan assets by asset category is as follows:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Plan Assets (December 31, 2011)
Money Market Mutual Fund	$64	$64	$-	$-
Equity Mutual Funds	851	851	-	-

Total Plan Assets	$915	$915	$-	$-

Plan Assets (December 31, 2010)
Money Market Mutual Fund	$20	$20	$-	$-
Equity Mutual Funds	835	835	-	-

Total Plan Assets	$855	$855	$-	$-

There were no transfers between Level 1 and Level 2 during 2011.

Estimated Future Payments: The following benefit payments, which reflect expected future service, are expected (in thousands):

Pension Benefits
2012	$39
2013	38
2014	38
2015	301
2016	38
Years 2017-2021	338

The Company expects to contribute approximately $85,000 to its pension plan in 2012.

Your Community Bank is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit pension plan covering two of its employees. Employees are fully vested at the completion of five years of participation in the plan. No contributions were required during the three-year period ended December 31, 2011. There have been no new enrollments since 1998.

Deferred Compensation Arrangements: The Company has entered into deferred compensation arrangements with certain directors and officers. The liability for such arrangements is fully accrued during the service period, with benefits paid monthly upon retirement until death, or date specified by the agreement. The liability was $239,000 and $255,000 at December 31, 2011 and 2010, respectively, and was included in other liabilities in the Company’s consolidated financial statements. Expense related to these arrangements for 2011, 2010 and 2009 was $10,000, $12,000 and $17,000

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 9 – BENEFIT PLANS (Continued)

Defined Contribution Plans: The 401(k) benefit plan matches employee contributions equal to 100% of the first 3% plus 50% of the next 2% of the compensation contributed. Expense for 2011, 2010 and 2009 was $266,000, $257,000 and $271,000.

NOTE 10 – STOCK-BASED COMPENSATION PLANS

The Company has three share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $371,000, $174,000, and $68,000 for 2011, 2010, and 2009. The total income tax benefit was $74,000, $36,000, and $9,000 for the respective periods.

Stock Options: The Company’s stock option plan provides for the granting of both incentive and nonqualified stock options and other share based awards, including restricted stock and deferred stock units, for up to 400,000 shares of common stock at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years. Non-employee directors are eligible to receive only nonqualified stock options. As of December 31, 2011, the plan allows for additional option and share-based award grants of up to 170,195 shares.

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

The Company did not grant options during 2011, 2010, or 2009.

A summary of the activity in the stock option plan for 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except exercise prices)
Outstanding at beginning of year	193	$21.94
Granted	-	-
Exercised	-	-
Forfeited	(7)	22.72
Expired	(18)	14.09
Outstanding at end of year	168	$22.73	4.2	$-
Vested and expected to vest	168	$22.73	4.2	$-
Exercisable at end of year	168	$22.73	4.2	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 10 – STOCK-BASED COMPENSATION PLANS (Continued)

Information related to the stock option plan during each year follows (in thousands, except for weighted fair value of options granted):

	2011	2010	2009
Intrinsic value of options exercised	$-	$-	$-
Cash received from options exercised	-	-	-
Tax benefit realized from options exercises	-	-	-
Weighted average fair value of options granted	-	-	-

As of December 31, 2011, all outstanding stock options had vested and there was no remaining compensation cost to be recognized.

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

As of December 31, 2011, there were no outstanding units granted under the Plan. The total fair value of units vested during the years ended December 31, 2011, 2010 and 2009 was $0, $0 and $135,000. There were no modifications or cash paid to settle performance unit awards during the three year period ending December 31, 2011.

Restricted Share Awards: Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the market value of the Company’s stock on the grant date. The restricted shares have vesting periods ranging from 22 days to three years from the anniversary of the grant date.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2011	17	$18.72
Granted	45	13.13
Vested	(17)	18.72
Forfeited	-	-
Nonvested at December 31, 2011	45	$13.13

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 10 – STOCK-BASED COMPENSATION PLANS (Continued)

As of December 31, 2011, there was $382,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years. The fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $160,000, $0, and $0. There were no modifications or cash paid to settle restricted share awards during the three year period ended December 31, 2011.

Deferred Stock Unit Awards: Deferred stock units totaling 45,000 units were awarded to our employees during 2009 and were allocated and divided equally between three performance periods. The 2009, 2010 and 2011 fiscal years were established as the performance periods by the Board of Directors’ Compensation Committee. The level of deferred stock shares eventually distributed is contingent upon the achievement of the specific performance criteria set at the grant date. The grant date for purposes of this award is the date the Compensation Committee establishes the specific performance criteria for the corresponding period. The Company estimates the progress toward achieving these objectives when estimating the number of awards expected to vest and correspondingly, periodic compensation expense which is recognized over the vesting period which begins on the grant date and ended on December 31, 2011. The compensation cost attributable to these deferred stock unit awards is based on the fair market value at the date of grant. In the fourth quarter of 2011, the Company determined that it would not meet one of the criteria for vesting of the awards. The Compensation Committee elected to waive the performance condition, but reduced the number of awards by 15% from the previous amount granted (the 2009 allocation did not vest due to the financial results for that period). Accordingly, the Company accounted for the modification of the plan as the issuance of a new award and forfeiture of the previous award during the fourth quarter. All other terms, including the vesting date, remained the same.

A summary of changes in the Company’s nonvested units for the year follows:

Nonvested Units	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2011	25	$9.51
Granted	22	8.04
Vested	(22)	8.04
Forfeited	(25)	9.51
Nonvested at December 31, 2011	-	$-

As of December 31, 2011, there was $0 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $202,000, $0, and $0. There was no cash paid to settle deferred stock unit awards during the three year period ended December 31, 2011.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 11 - INCOME TAXES

Income tax expense (benefit) was as follows.

	2011	2010	2009
	(In thousands)
Current	$1,634	$741	$(876)
Deferred	554	1,170	(5,051)
Change in valuation allowance	(97)	(65)	1,073
Total	$2,091	$1,846	$(4,854)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

	2011		2010		2009
	(Dollars in thousands)
Federal statutory rate times financial statement income	$3,230	34.0%	$3,004	34.0%	$(9,120)	34.0%
Effect of:
Tax-exempt income	(954)	(10.0)	(758)	(8.6)	(552)	(2.1)
State taxes, net of federal benefit	97	1.0	65	0.7	(1,073)	(4.0)
Change in valuation allowance	(97)	(1.0)	(65)	(0.7)	1,073	4.0
Nontaxable earnings from company owned insurance policies	(233)	(2.5)	(245)	(2.8)	(253)	(0.9)
New markets tax credit	-	-	(180)	(2.0)	(180)	(0.7)
Low income housing tax credit	(20)	(0.2)	-	-	-	-
Incentive stock options expense	-	-	5	0.1	14	0.1
Goodwill and other intangible asset impairment	-	-	-	-	5,214	19.4
Other, net	68	0.7	20	0.2	23	0.1
Total	$2,091	22.0%	$1,846	20.9%	$(4,854)	18.1%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 11- INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,479	$3,694
Employee benefit plans	81	87
Other-than-temporary impairment	496	496
Minimum pension liability	261	173
Net unrealized loss on securities available for sale	-	135
State taxes	1,717	1,814
Restricted stock awards	71	-
Deferred stock units	70	-
Section 1602 grant	82	-
Tax credit carryforward	842	1,129
Other	186	253
	7,285	7,781
Deferred tax liabilities:
Premises and equipment	(685)	(429)
FHLB stock	(171)	(200)
Deferred loan fees and costs	(157)	(204)
Mortgage servicing rights	(10)	(15)
Fair value adjustments from acquisitions	(219)	(225)
Net unrealized gain on securities available for sale	(1,649)	-
Intangible assets	(294)	(376)
Prepaid expenses	(76)	(89)
Other	(137)	(106)
	(3,398)	(1,644)
Valuation allowance on net deferred tax assets	(1,717)	(1,814)
Net deferred tax asset	$2,170	$4,323

The Company incurred net operating losses for state income taxes during years 2002 through 2010 which will be carried forward and applied to future state taxable income. Due to the uncertainty of the Company’s ability to use this benefit, a valuation allowance has been recorded. The cumulative state net operating loss is $14.5 million and can be carried forward for 15 years with expiration beginning in 2017.

The Company has general business credit carryforwards of $253,000 and AMT credit carryforwards of $589,000. The general business credits will begin to expire in 2028 and the AMT credit carryforwards have no expiration period.

Retained earnings of Your Community Bank includes approximately $3.7 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for Your Community Bank at December 31, 2011 was approximately $1.3 million.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 11- INCOME TAXES (Continued)

The Company has no unrecognized tax benefits as of December 31, 2011 and 2010 and there is no expected change for unrecognized tax benefits over the next twelve months.

The Company did not record any amounts of interest and penalties in the income statement for the years ended December 31, 2011, 2010, and 2009 and did not have an amount accrued for interest and penalties at December 31, 2011, 2010, and 2009.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2008.

NOTE 12 – PREFERRED STOCK AND WARRANTS

On September 15, 2011, the Company entered into a security purchase agreement with the United States Department of the Treasury (“Treasury”) as part of its Small Business Lending Fund program, pursuant to which the Company sold 28,000 of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (“SBLF Preferred Stock”) to the Treasury for a purchase price of $28,000,000.

Using the proceeds from the sale of the SBLF Preferred Stock, the Company redeemed its 19,468 outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”), which were issued to the United States Department of the Treasury in May 2009 in connection with the Company’s participation in the Troubled Asset Relief Program – Capital Purchase Program, plus the accrued dividends owed on the TARP Preferred Stock.  As a result of the redemption of the TARP Preferred Stock, the Company is no longer subject to the TARP executive compensation requirements. Also, the Company repurchased the warrant issued to the Treasury in conjunction with its participation in TARP for $1.1 million. The warrant granted the holder the right to purchase 386,270 shares of the Company’s common stock at an exercise price of $7.56 per share.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 12 – PREFERRED STOCK AND WARRANTS (Continued)

The SBLF Preferred Stock qualifies as Tier 1 capital and will accrue non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (“QSBL”), by the Company’s subsidiary banks.  The dividend rate for the fourth quarter of 2011 was 4.08%. The dividend rate for future dividend periods will be set based upon the percentage change in QSBL between each dividend period and the baseline QSBL level, as determined in accordance with the Purchase Agreement.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  If the SBLF Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate will decrease as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the SBLF Preferred Stock) if it has declared and paid dividends for the current dividend period on the SBLF Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. If the Company’s QSBL with respect to its ninth dividend period is less than or equal to its QSBL baseline, then, beginning on January 1, 2014 and on all dividend payments thereafter ending on April 1, 2015, the Company will pay the holders of its SBLF Preferred Stock a special lending incentive fee equal to 0.5% of the liquidation amount per share of SBLF Preferred Stock.

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

December 31, 2011, 2010 and 2009

NOTE 12 – PREFERRED STOCK AND WARRANTS (Continued)

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

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2011 and 2010, the most recent regulatory notifications categorized YCB and SCSB as well capitalized under the regulatory framework for prompt corrective action. There are no considerations or events since December 31, 2011 that management believes have changed the institution’s classification as well capitalized.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011	(Dollars in millions)
Total Capital (to Risk Weighted Assets):
Consolidated	$99.6	17.5%	$45.4	8.0%	N/A	N/A
Your Community Bank	83.0	17.1	38.7	8.0	$48.4	10.0%
Scott County State Bank	16.6	20.0	6.6	8.0	8.3	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$92.4	16.3%	$22.7	4.0%	N/A	N/A
Your Community Bank	76.9	15.9	19.4	4.0	$29.1	6.0%
Scott County State Bank	15.5	18.8	3.3	4.0	5.0	6.0

Tier I Capital (to Average Assets):
Consolidated	$92.4	11.7%	$31.5	4.0%	N/A	N/A
Your Community Bank	76.9	11.7	26.2	4.0	$32.8	5.0%
Scott County State Bank	15.5	12.2	5.1	4.0	6.4	5.0

2010
Total Capital (to Risk Weighted Assets):
Consolidated	$83.8	14.7%	$45.5	8.0%	N/A	N/A
Your Community Bank	73.3	15.1	38.8	8.0	$48.5	10.0%
Scott County State Bank	14.0	16.6	6.7	8.0	8.4	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$76.7	13.5%	$22.8	4.0%	N/A	N/A
Your Community Bank	67.2	13.9	19.4	4.0	$29.1	6.0%
Scott County State Bank	12.9	15.4	3.4	4.0	5.1	6.0

Tier I Capital (to Average Assets):
Consolidated	$76.7	9.1%	$33.7	4.0%	N/A	N/A
Your Community Bank	67.2	9.7	27.7	4.0	$34.6	5.0%
Scott County State Bank	12.9	9.7	5.3	4.0	6.7	5.0

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. In 2012, YCB could declare dividends of $9.5 million plus 2012 earnings without prior regulatory approval while SCSB could declare dividends of $2.4 million without prior approval. In addition, the Company has limitations on dividends it can pay to common shareholders as more fully described in Note 12 – Preferred Stock and Warrants.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to make loans	$7,420	$3,152	$13,585	$4,110
Unused lines of credit	9,720	114,571	9,044	117,702
Letters of credit	-	2,745	-	3,187

Commitments to make loans are generally made for periods of 30 days or less and are at market rates. The fixed rate loan commitments have interest rates ranging from 3.38% to 8.00% and maturities ranging from 6 months to 30 years.

NOTE 15 - FAIR VALUE

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

December 31, 2011, 2010 and 2009

NOTE 15 - FAIR VALUE (Continued)

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies were historically priced using Level 2 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, these investments are now priced using Level 3 inputs. The fair values of our collateralized debt obligations are determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers. We provide our estimate of default for each issuer, which ranges from 100% loss to 0.40% loss at December 31, 2011, to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions. To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates ranging from 12.33% to 36.76% (28.14% weighted average weight) depending on the security. The discount rates were determined utilizing a risk free rate of three month LIBOR plus 300 bps (3.58% at December 31, 2011), plus a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure. Management believes this method results in a more accurate estimate of the fair value of our collateralized debt obligations.

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

December 31, 2011, 2010 and 2009

NOTE 15 - FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
	Assets at Fair	Assets	Observable	Unobservable
	Value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
		(in thousands)
Assets (December 31, 2011):
Available for sale securities:
State and municipal	$76,527	$-	$76,375	$152
Residential mortgage-backed securities issued by U.S. Government sponsored entities	121,027	-	121,027	-
Collateralized debt obligations, including trust preferred securities	937	-	-	937
Mutual funds	255	-	255	-
Total available for sale securities	$198,746	$-	$197,657	$1,089

Assets (December 31, 2010):
Available for sale securities:
State and municipal	$56,498	$-	$56,498	$-
Residential mortgage-backed securities issued by U.S. Government sponsored entities	146,083	-	146,083	-
Collateralized debt obligations, including trust preferred securities	1,359	-	-	1,359
Mutual funds	248	-	248	-
Total available for sale securities	$204,188	$-	$202,829	$1,359

There were no transfers between Level 1 and Level 2 during 2011.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 15 - FAIR VALUE (Continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2011	2010	2011	2010
	(in thousands)

Balance at January 1	$1,359	$2,585	$-	$-
Other-than-temporary impairment recognized in earnings	-	(360)	-	-
Net unrealized gain (loss) included in other comprehensive income	(422)	(682)	-	-
Principal paydowns	-	(184)	-	-
Transfers into Level 3	-	-	152	-
Balance at December 31	$937	$1,359	$152	$-

The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31 for level 3 assets that are still held at December 31:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Year Ended December 31 Collateralized Debt Obligations, Including Trust Preferred Securities		Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Year Ended December 31 State and Municipal Securities
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Interest income on securities	$58	$65	$9	$-
Other changes in fair value	-	-	-	-
Total	$58	$65	$9	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 15 - FAIR VALUE (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets (December 31, 2011):
Impaired loans:
Commercial	$872	$—	$—	$872
Construction	6,248	—	—	6,248
Commercial real estate:
Owner occupied nonfarm/residential	8,096	—	—	8,096
Other nonfarm/residential	9,375	—	—	9,375
Residential real estate:
Secured by first liens	1,336	—	—	1,336
Home equity	23	—	—	23
Consumer	34	—	—	34

Foreclosed and repossessed assets:
Construction	2,118	—	—	2,118
Commercial real estate:
Other nonfarm/residential	1,865	—	—	1,865
Residential real estate:
Secured by first liens	1,092	—	—	1,092
Consumer	1	—	—	1

Assets (December 31, 2010):
Impaired loans:
Commercial	$39	$—	$—	$39
Construction	3,566	—	—	3,566
Commercial real estate:
Owner occupied nonfarm/residential	142	—	—	142
Other nonfarm/residential	8,676	—	—	8,676
Residential real estate:
Secured by first liens	1,591	—	—	1,591
Home equity	71	—	—	71
Consumer	24	—	—	24

Foreclosed and repossessed assets:
Construction	1,168	—	—	1,168
Commercial real estate:
Owner occupied nonfarm/residential	600	—	—	600
Other nonfarm/residential	1,309	—	—	1,309
Residential real estate:
Secured by first liens	551	—	—	551
Consumer	5	—	—	5

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 15 - FAIR VALUE (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans. The Company’s impaired loans totaled $37.7 million as of December 31, 2011, which included collateral-dependent loans with a carrying value of $29.4 million. As of December 31, 2011, the Company’s collateral dependent loans had a valuation allowance of $3.5 million, resulting in an additional provision for loan losses of $3.3 million during the twelve months ended December 31, 2011. The Company’s impaired loans totaled $26.2 million as of December 31, 2010, which included collateral-dependent loans with a carrying value of $16.0 million. As of December 31, 2010, the Company’s collateral dependent loans had a valuation allowance of $1.9 million, resulting in an additional provision for loan losses of $2.5 million during the twelve months ended December 31, 2010.

The Company evaluates the fair value of foreclosed assets at the time they are transferred from loans and on a quarterly basis thereafter. During the years ended December 31, 2011 and 2010, the Company recognized charges of $0 and $30,000 to write down foreclosed assets to their fair value.

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows at year-end.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from financial institutions	$15,166	$15,166	$11,658	$11,658
Interest-bearing deposits in other financial institutions	30,297	30,297	23,818	23,818
Loans held for sale	1,154	1,166	1,080	1,091
Loans, net of allowance for loan losses and impaired loans	460,302	472,612	486,231	492,637
Accrued interest receivable	3,196	3,196	3,089	3,089
Federal Home Loan Bank and Federal Reserve Stock	5,952	n/a	6,808	n/a

Financial liabilities
Deposits	581,358	569,892	618,821	595,354
Other borrowings	50,879	49,165	49,426	49,409
Federal Home Loan Bank Advances	55,000	55,825	50,000	50,872
Subordinated debentures	17,000	10,403	17,000	10,013
Accrued interest payable	329	329	615	615

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 15 - FAIR VALUE (Continued)

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

NOTE 16- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and due from financial institutions	$2,944	$2,529
Investment in subsidiaries	96,519	81,631
Other assets	1,372	1,559
Total assets	$100,835	$85,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other borrowings	$2,100	$3,800
Subordinated debentures	17,000	17,000
Accrued expenses and other liabilities	2,250	1,754
Total liabilities	21,350	22,554
Total shareholders’ equity	79,485	63,165
	$100,835	$85,719

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Income
Dividends from subsidiaries	$5,000	$-	$1,500
Management fees from subsidiaries	4,647	4,465	3,119
	9,647	4,465	4,619
Expense
Operating expenses	6,638	6,258	5,134
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	3,009	(1,793)	(515)
Income tax benefit	628	603	669
Income (loss) before equity in undistributed net income (loss) of subsidiaries	3,637	(1,190)	154
Equity in undistributed net income (loss) of subsidiaries	3,773	8,178	(22,123)
Net Income (loss)	$7,410	$6,988	$(21,969)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income (loss)	$7,410	$6,988	$(21,969)
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed net (income) loss of subsidiaries	(3,773)	(8,178)	22,123
Share-based compensation expense	371	174	85
Net change in other assets and liabilities	285	83	(642)
Net cash from operating activities	4,293	(933)	(403)

Cash flows from investing activities
Net change in interest-bearing deposits with banks	-	-	5
Investment in subsidiary	(7,679)	-	(7,000)
Net cash from investing activities	(7,679)	-	(6,995)

Cash flows from financing activities
Net change in short-term borrowings	(1,700)	(2,500)	(2,872)
Proceeds from issuance of series A preferred stock and warrant	-	-	19,468
Repurchase of series A preferred stock	(19,468)	-	-
Issuance of series B preferred stock	28,000
Repurchase of warrant	(1,101)	-	-
Cash dividends paid on preferred shares	(812)	(974)	(449)
Cash dividends paid on common shares	(1,118)	(1,110)	(1,529)
Net cash from financing activities	3,801	(4,584)	14,618

Net change in cash	415	(5,517)	7,220
Cash at beginning of year	2,529	8,046	826
Cash at end of year	$2,944	$2,529	$8,046

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 17 – EARNINGS PER SHARE

The factors used in the earnings per share computation follows.

	2011	2010	2009
	(In thousands, except share and per share amounts)
Basic
Net income (loss)	$7,410	$6,988	$(21,969)
Preferred stock dividends and discount amortization	(1,379)	(1,065)	(618)
Net Income (loss) per common share	$6,031	$5,923	$(22,587)
Average shares:
Common shares outstanding	3,863,937	3,863,942	3,863,942
Less: Treasury stock	(548,007)	(578,363)	(605,393)
Average shares outstanding	3,315,930	3,285,579	3,258,549
Net income (loss) per common share, basic	$1.82	$1.80	$(6.93)

Diluted
Net income (loss) available to common shareholders	$6,031	$5,923	$(22,587)
Average shares:
Common shares outstanding for basic	3,315,930	3,285,579	3,258,549
Add: Dilutive effects of outstanding warrant	57,802	51,385	-
Average shares and dilutive potential common shares	3,373,732	3,336,964	3,258,549
Net income (loss) per common share, diluted	$1.79	$1.77	$(6.93)

Stock options of 193,000, 193,000, and 224,000 common shares were excluded from 2011, 2010, and 2009 diluted earnings per share because they were anti-dilutive.

Deferred stock units of 0, 25,000, and 13,000 were excluded from 2011, 2010, and 2009 diluted earnings per share because all the conditions required for issuance at those dates had not been met.

Restricted share awards of 45,000, 17,000, and 17,000 common shares were excluded from 2011, 2010, and 2009 diluted earnings per share because all the condition required for issuance at those dates had not been met.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	2011	2010	2009
	(In thousands)
Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than- temporary impairment has been recognized in earnings	$-	$(313)	$436
Unrealized holding gains (losses) on available for sale securities	7,719	(1,102)	2,636
Less reclassification adjustments for (gains) losses
recognized in income	(2,499)	(1,751)	(1,380)
Less reclassification adjustments for other-than-temporary impairment related to credit losses	-	360	1,100
Net unrealized gain (loss) on securities available for
sale, net of reclassifications	5,220	(2,806)	2,792

Unrealized loss on pension benefits	(261)	(12)	87

Other comprehensive income (loss) before tax effects	4,959	(2,818)	2,879
Tax effect	(1,695)	957	(976)
Other comprehensive income (loss)	$3,264	$(1,861)	$1,903

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Balance at 12/31/10	Current Period Change	Balance at 12/31/11

Unrealized gains (losses) on securities available for sale	$(263)	$3,436	$3,173
Unrealized loss on pension benefits	(335)	(172)	(507)

Total	$(598)	$3,264	$2,666

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
	(In thousands, except per share amounts)
2011
First quarter	$8,712	$6,981	$1,788	$0.46	$0.44
Second quarter	8,617	7,051	1,855	0.48	0.46
Third quarter	8,424	6,988	1,877	0.40	0.38
Fourth quarter	8,488	7,253	1,890	0.48	0.48

2010
First quarter	$9,351	$7,185	$1,805	$0.47	$0.47
Second quarter	9,093	7,016	1,802	0.47	0.46
Third quarter	8,801	6,793	1,677	0.43	0.42
Fourth quarter	8,649	6,720	1,704	0.43	0.42

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Community Bank Shares of Indiana’s (the Company’s) management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

—	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

—	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2011, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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
Chief Financial Officer

Item 9B. Other Information

There was no information to be disclosed by the Company on a Form 8-K during the fourth quarter of 2011 but not reported.

Part III

Item 10. Directors, Executive Officers And Corporate Governance

The information regarding Company directors required by this item is incorporated herein by reference to information under the headings “CORPORATE GOVERNANCE AND BOARD MATTERS” and “PROPOSAL NO. 2 – ELECTION OF DIRECTORS” in our definitive proxy statement, to be filed with the SEC, relating to our 2012 annual meeting of shareholders (“2012 Proxy Statement”) to be held on May 15, 2012. Information regarding the members of the Audit Committee, the Company’s code of business conduct and ethics, the identification of the Audit Committee Financial Expert and stockholder nominations of directors is also incorporated by reference to the information under the aforesaid headings. The information regarding our executive officers required by this item is incorporated by reference to the information under the heading “Executive Officers Who Are Not Directors” and the other headings listed above in the 2012 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and person who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the Forms 3, 4 and 5 filed during 2011, and written representations from certain reporting persons that no Forms 5 were required, the Company reasonably believes that all required reports were timely filed.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the information under the heading “EXECUTIVE COMPENSATION” in the 2012 Proxy Statement.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

See Part II, Item 5, for information securities authorized for issuance under the Company’s equity compensation plans. Information concerning security ownership of management is incorporated herein by reference to the information under the heading “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” in the 2012 Proxy Statement.

Item 13. Certain Relationships And Related Transactions, And Director Independence

Information concerning relationships and related transactions, and director independence is incorporated herein by reference to the information under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “CORPORATE GOVERNANCE AND BOARD MATTERS” and “CERATIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS” in the 2012 Proxy Statement.

Item 14. Principal Accountant Fees And Services

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings “REPORT OF THE AUDIT COMMITTEE,” INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM and “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the 2012 Proxy Statement.

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

COMMUNITY BANK SHARES
OF INDIANA, INC.

March 29, 2012	By:	/s/ James D. Rickard
James D. Rickard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James D. Rickard	President, Chief Executive Officer, and Director	March 29, 2012
James D. Rickard	(Principal Executive Officer)

/s/ Paul A. Chrisco	Executive Vice-President and Chief Financial Officer	March 29, 2012
Paul A. Chrisco	(Principal Financial and Accounting Officer)

/s/ Gary L. Libs	Chairman of the Board of Directors and Director	March 29, 2012
Gary L. Libs

/s/ Timothy T. Shea	Director	March 29, 2012
Timothy T. Shea

/s/ R. Wayne Estopinal	Director	March 29, 2012
R. Wayne Estopinal

/s/ George M. Ballard	Director	March 29, 2012
George M. Ballard

/s/ Kerry M. Stemler	Director	March 29, 2012
Kerry M. Stemler

/s/ Steven R. Stemler	Director	March 29, 2012
Steven R. Stemler

/s/ Norman E. Pfau Jr.	Director	March 29, 2012
Norman E. Pfau Jr.
/s/ Gerald T. Koetter	Director	March 29, 2012
Gerald T. Koetter

Exhibit Index

Filed
Exhibit		with this	Incorporated By Reference
Number	Document	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger between Community Bank Shares of Indiana, Inc., The Bancshares, Inc., and CBIN Subsidiary, Inc.		8-K	000-25766	02/16/2006
3.1	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	000-25766	09/05/2011
3.1	Amended and Restated Articles of Incorporation		S-8	333-128278	09/13/2005
3.3	Bylaws		8-K	000-25766	07/27/2007
4.0	Warrant to Purchase Shares of Common Stock		8-K	000-25766	06/01/2009
4.1	Securities Purchase Agreement: SBLF Preferred Shares		8-K	000-25766	09/16/2011
10.1	Employment Agreement James D. Rickard *		10-Q	000-25766	11/14/2000
10.2	Amendment to Employment Agreement with James D. Rickard *		8-K	000-25766	11/06/2006
10.3	Form of Letter Agreement Amendment to Employment Agreement with James D. Rickard, Michael K. Bauer, Kevin J. Cecil, Paul A. Chrisco and Bill D. Wright*		8-K	000-25766	06/01/2009
10.4	Employment Agreement with Michael K. Bauer*	X
10.5	Form of Letter Agreement Amendment to Employment Agreement with James D. Rickard, Michael K. Bauer, Kevin J. Cecil, Paul A. Chrisco and Bill D. Wright*	X
10.6	Employment Agreement with Kevin J. Cecil *		10-K	000-25766	03/31/2004
10.7	Amendment to Employment Agreement with Kevin J. Cecil *		8-K	000-25766	11/06/2006
10.8	Employment Agreement with Paul A. Chrisco *		10-K	000-25766	03/31/2004
10.9	Amendment to Employment Agreement with Paul A. Chrisco *		8-K	000-25766	11/06/2006
10.10	Employment Agreement with Bill D. Wright	X
10.11	Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan *		S-8	333- 60089	07/29/1998
10.12	Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan *		S-3D S-3D	333-40211 333-130721	11/14/1997 12/28/2005
10.13	Community Bank Shares of Indiana, Inc. 2005 Stock Award Plan, as amended *		Exh. B to DEF 14A	000-25766	11/06/2006
10.14	Community Bank Shares of Indiana, Inc. Performance Units Plan, as amended *		8-K	000-25766	10/23/2006
10.15	Letter of agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	06/01/2009
10.16	Repurchase Letter of Agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	9/16/2011
10.17	Warrant Repurchase Agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	10/20/2011
11.1	Computation of Earnings Per Share	X
14.1	Community Bank Shares of Indiana, Inc. and Affiliates Business Ethics Policy		8-K	000-25766	04/30/2007
21.0	Subsidiaries of Registrant	X
23.1	Consent of Crowe Horwath LLP	X
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 31 CFR Part 30	X
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of those sections, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

