Form 10-Q
period 2012-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2012-05-14
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,358,479 shares of common stock were outstanding as of May 10, 2012.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$12,237	$15,166
Interest-bearing deposits in other financial institutions	13,922	30,297
Securities available for sale	220,619	198,746
Loans held for sale	638	1,154
Loans, net of allowance for loan losses of $10,841 and $10,234	487,511	489,740
Federal Home Loan Bank and Federal Reserve stock	5,952	5,952
Accrued interest receivable	3,244	3,196
Premises and equipment, net	13,595	13,780
Company owned life insurance	20,183	20,012
Other intangible assets	807	865
Foreclosed and repossessed assets	4,678	5,076
Prepaid FDIC insurance premium	2,833	2,999
Settlement receivable for security sales	-	3,371
Other assets	4,683	7,000
Total Assets	$790,902	$797,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$132,677	$127,877
Interest-bearing	448,671	453,481
Total deposits	581,348	581,358
Other borrowings	52,970	50,879
Federal Home Loan Bank advances	55,000	55,000
Subordinated debentures	17,000	17,000
Accrued interest payable	326	329
Settlement liability for security purchases	-	6,914
Other liabilities	3,452	6,389
Total liabilities	710,096	717,869

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2012 and 2011, respectively; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,358,486 and 3,327,484 outstanding in 2012 and 2011, respectively	386	386
Additional paid-in capital	44,024	44,488
Retained earnings	14,475	13,201
Accumulated other comprehensive income	2,603	2,666
Treasury stock, at cost (2012- 505,451 shares, 2011- 536,453 shares)	(8,682)	(9,256)
Total shareholders’ equity	80,806	79,485
Total Liabilities and Shareholders’ Equity	$790,902	$797,354

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest and dividend income
Loans, including fees	$6,846	$6,913
Taxable securities	797	1,153
Tax-exempt securities	721	588
Federal Home Loan Bank and Federal Reserve dividends	48	49
Interest-bearing deposits in other financial institutions	11	9
Interest and dividend income	8,423	8,712

Interest expense
Deposits	600	1,171
Other borrowings	173	196
Federal Home Loan Bank advances	220	262
Subordinated debentures	113	102
Interest expense	1,106	1,731
Net interest income	7,317	6,981

Provision for loan losses	1,506	810

Net interest income after provision for loan losses	5,811	6,171

Non-interest income
Service charges on deposit accounts	870	752
Commission income	42	41
Net gain on sales of available for sale securities	727	584
Mortgage banking income	93	45
Earnings on company owned life insurance	171	161
Interchange income	248	240
Other income	157	135
Non-interest income	2,308	1,958

Non-interest expense
Salaries and employee benefits	3,158	3,059
Occupancy	532	557
Equipment	258	270
Data processing	582	544
Marketing and advertising	61	51
Legal and professional service fees	366	429
FDIC insurance premiums	177	266
Foreclosed and repossessed assets, net	132	79
Other expense	616	592
Total non-interest expense	5,882	5,847
Income before income taxes	2,237	2,282

Income tax expense	402	494

Net Income	1,835	1,788

Preferred stock dividends and discount accretion	(226)	(266)

Net income available to common shareholders	$1,609	$1,522

Earnings per common share:
Basic	$0.48	$0.46
Diluted	$0.48	$0.44

Dividends per common share	$0.10	$0.10

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$1,835	$1,788

Other comprehensive income (loss), net of tax
Unrealized gain on securities:
Unrealized gain arising during the period (net of tax of $190 and $578, respectively)	370	1,122
Reclassification adjustment for gains included in net income (net of tax of $247 and $199, respectively)	(480)	(385)
Net unrealized gain (loss) on securities	(110)	737

Defined benefit pension plans:
Net gain arising during the period (net of tax of $24 and $5, respectively)	47	11

Total other comprehensive income (loss)	(63)	748

Comprehensive income	$1,772	$2,536

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2012	$28,000	$386	$44,488	$13,201	$2,666	$(9,256)	$79,485
Net income	—	—	—	1,835	—	—	1,835
Change in unrealized gain (losses) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(110)	—	(110)
Unrealized gain on pension benefits, net of tax effects	—	—	—	—	47	—	47
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(335)	—	—	(335)
Dividends on preferred stock	—	—	—	(226)	—	—	(226)
Issuance of treasury stock under dividend reinvestment plan	—	—	(23)	—	—	76	53
Issuance of stock award shares	—	—	(498)	—	—	498	—
Stock award expense	—	—	57	—	—	—	57
Balance, March 31, 2012	$28,000	$386	$44,024	$14,475	$2,603	$(8,682)	$80,806

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,835	$1,788
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,506	810
Depreciation and amortization	385	375
Net amortization of securities	283	223
Net gain on sales of available for sale securities	(727)	(584)
Mortgage loans originated for sale	(4,640)	(3,563)
Proceeds from mortgage loan sales	5,249	4,063
Net gain on sales of mortgage loans	(93)	(45)
Earnings on company owned life insurance	(171)	(161)
Shared based compensation expense	57	65
Net (gain) loss on disposition of foreclosed and repossessed assets	43	(30)
Net gain on disposition of premises and equipment	(21)	-
Net change in:
Accrued interest receivable	(48)	(236)
Accrued interest payable	(3)	(72)
Other assets	(2,340)	1,279
Other liabilities	(1,437)	423
Net cash from operating activities	(122)	4,335
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	16,375	14,420
Available for sale securities:
Sales	24,330	13,535
Purchases	(52,836)	(23,771)
Maturities, prepayments and calls	6,909	6,862
Loan originations and payments, net	446	6,904
Proceeds from the sale of foreclosed and repossessed assets	641	695
Purchases of premises and equipment	(147)	(229)
Investment in company owned life insurance	-	(116)
Proceeds from the sale of premises and equipment	21	-
Net cash from investing activities	(4,261)	18,300
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(10)	(14,613)
Net change in other borrowings	2,091	3,145
Proceeds from Federal Home Loan Bank advances	10,000	-
Repayment of Federal Home Loan Bank advances	(10,000)	(10,000)
Cash dividends paid on preferred shares	(345)	(243)
Cash dividends paid on common shares	(282)	(278)
Net cash from financing activities	1,454	(21,989)
Net change in cash and due from financial institutions	(2,929)	646
Cash and due from financial institutions at beginning of period	15,166	11,658
Cash and due from financial institutions at end of period	$12,237	$12,304

Supplemental cash flow information:
Interest paid	$1,109	$1,803
Income taxes paid, net of refunds	$850	$-

Supplemental noncash disclosures:
Transfer from loans to foreclosed real estate	$282	$1,262
Issuance of treasury shares under dividend reinvestment plan	$76	$67
Sale and financing of foreclosed and repossessed assets	$-	$271
Security transactions in suspense, net (payable) receivable	$-	$(1,295)

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements include our accounts and our subsidiaries’ accounts. All material intercompany balances and transactions have been eliminated in consolidation.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012:
Securities available for sale:
State and municipal	$69,369	$6,059	$(48)	$75,380
U.S. Government sponsored entities and agencies	2,042	23	-	2,065
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	140,259	1,878	(64)	142,073
Collateralized debt obligations, including trust preferred securities	4,043	-	(3,197)	846
Mutual funds	250	5	-	255
Total securities available for sale	$215,963	$7,965	$(3,309)	$220,619

December 31, 2011:
Securities available for sale:
State and municipal	$70,728	$5,803	$(4)	$76,527
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	118,876	2,190	(39)	121,027
Collateralized debt obligations, including trust preferred securities	4,069	-	(3,132)	937
Mutual funds	250	5	-	255
Total securities available for sale	$193,923	$7,998	$(3,175)	$198,746

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $1.7 million and $1.6 million for securities at March 31, 2012 and December 31, 2011.

Sales of available for sale securities were as follows.

	Three Months Ended March 31
	2012	2011
	(In thousands)
Proceeds	$24,330	$13,535
Gross gains	727	584
Gross losses	-	-

The tax provision applicable to these realized gains amounted to $247,000 and $199,000, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at March 31, 2012 were as follows. Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	March 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$466	$466
One to five years	2,443	2,508
Five to ten years	14,987	16,184
Beyond ten years	57,558	59,133
Residential mortgage-backed securities issued by U.S. Government sponsored entities	140,259	142,073
Mutual funds	250	255
Total	$215,963	$220,619

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
March 31, 2012
State and municipal	$1,708	$(48)	$-	$-	$1,708	$(48)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	12,207	(64)	-	-	12,207	(64)
Collateralized debt obligations, including trust preferred securities	-	-	846	(3,197)	846	(3,197)
Total temporarily impaired	$13,915	$(112)	$846	$(3,197)	$14,761	$(3,309)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
December 31, 2011
State and municipal	$561	$(4)	$-	$-	$561	$(4)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	26,297	(39)	-	-	26,297	(39)
Collateralized debt obligations, including trust preferred securities	-	-	937	(3,132)	937	(3,132)
Total temporarily impaired	$26,858	$(43)	$937	$(3,132)	$27,795	$(3,175)

COMMUNITY BANK SHARES OF INDIANA, INC.

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

As of March 31, 2012, the Company’s security portfolio consisted of 275 securities, 14 of which were in an unrealized loss position. The unrealized losses are related to the Company’s state and municipal, residential mortgage-backed securities issued by U.S. Government sponsored entities, and collateralized debt obligations, as discussed below:

State and Municipal

At March 31, 2012 the Company had approximately $1.7 million of state and municipal securities with an unrealized loss of $48,000. Of the 176 state and municipal securities in the Company’s portfolio, 172 had an investment grade rating as of March 31, 2011 while 4 were not rated. The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality. All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%. The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Securities (Continued)

Mortgage-backed Securities

At March 31, 2012, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in six pooled trust preferred securities.

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $4.0 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Moody Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	Current Quarter OTTI Related to Credit Loss, Pre-Tax

Security 1	B+ (S&P)	$2,000	$2,000	$470	$-	$-

Security 2	Ba3	150	-	-	146	-

Security 3	Ca	49	43	19	5	-

Security 4	Ca	317	282	107	35	-

Security 5	Ca	1,572	859	125	637	-

Security 6	Ca	1,572	859	125	637	-

		$5,660	$4,043	$846	$1,460	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Securities (Continued)

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies. The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default. We considered all defaults to be immediate. We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank). For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%. After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note. Additionally, we assumed that all bank and bank holding company issuers with total assets of greater than $15 billion would prepay their obligations before the phase-out period begins for inclusion in Tier 1 capital on January 1, 2013 in accordance with the Dodd-Frank Act. Upon completion of the analysis, our model indicated we did not have additional other-than-temporary impairment. At March 31, 2012 the six securities subject to FASB ASC 325-40 accounted for the $3.2 million of unrealized loss in the collateralized debt obligations category at March 31, 2012.

There were no credit losses recognized in earnings related to these securities for the three month periods ended March 31, 2012 and 2011. Prior to 2011, the Company had recognized credit losses of $1.5 million.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans

Loans at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Commercial	$100,237	$100,884
Construction	44,267	44,722
Commercial real estate:
Owner occupied nonfarm/residential	95,704	92,848
Other nonfarm/residential	79,902	77,875
Residential real estate:
Secured by first liens	127,455	131,054
Home equity	43,723	44,832
Consumer	7,064	7,759
Subtotal	498,352	499,974
Less:
Allowance for loan losses	(10,841)	(10,234)
Loans, net	$487,511	$489,740

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011 (in thousands):

March 31, 2012

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234
Provision for loan losses	135	321	830	228	(8)	1,506
Loans charged-off	(342)	(333)	-	(297)	(67)	(1,039)
Recoveries	33	-	17	57	33	140
Ending balance	$2,825	$1,100	$4,054	$2,669	$193	$10,841

March 31, 2011

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864
Provision for loan losses	302	(46)	336	249	(31)	810
Loans charged-off	(582)	(19)	(16)	(181)	(111)	(909)
Recoveries	37	2	7	1	69	116
Ending balance	$3,002	$1,830	$2,826	$2,872	$351	$10,881

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans, which includes the unpaid principal balance, net of partial charge-offs of $6.7 million and $6.5 million as of March 31, 2011 and December 31, 2011, by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$313	$843	$2,559	$464	$11	$4,190
Collectively evaluated for impairment	2,512	257	1,495	2,205	182	6,651
Total ending allowance balance	$2,825	$1,100	$4,054	$2,669	$193	$10,841

Loans:
Loans individually evaluated for impairment	$1,177	$13,368	$22,002	$3,364	$138	$40,049
Loans collectively evaluated for impairment	99,060	30,899	153,604	167,814	6,926	458,303
Total ending loans balance	$100,237	$44,267	$175,606	$171,178	$7,064	$498,352

December 31, 2011:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$517	$815	$1,749	$563	$17	$3,661
Collectively evaluated for impairment	2,482	297	1,458	2,118	218	6,573
Total ending allowance balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234

Loans:
Loans individually evaluated for impairment	$1,548	$13,902	$20,899	$3,811	$146	$40,306
Loans collectively evaluated for impairment	99,336	30,820	149,824	172,075	7,613	459,668
Total ending loans balance	$100,884	$44,722	$170,723	$175,886	$7,759	$499,974

There were no impaired loans at March 31, 2012 and December 31, 2011 which did not have allocated allowance for loan losses.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three month period ending March 31, 2012 (in thousands):

March 31, 2012:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$2,694	$1,177	$313	$1,363	$4
Construction	17,505	13,368	843	13,635	58
Commercial real estate:
Owner occupied nonfarm/nonresidential	10,220	10,220	2,297	9,970	130
Other nonfarm/nonresidential	12,703	11,782	262	11,481	68
Residential real estate:
Secured by first liens	3,069	2,993	316	3,205	13
Home equity	371	371	148	383	1
Consumer	145	138	11	142	-
Total	$46,707	$40,049	$4,190	$40,179	$274

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
Commercial	$3,064	$1,548	$517
Construction	17,709	13,902	815
Commercial real estate:
Owner occupied nonfarm/nonresidential	9,719	9,719	924
Other nonfarm/nonresidential	12,299	11,180	825
Residential real estate:
Secured by first liens	3,491	3,416	297
Home equity	395	395	266
Consumer	146	146	17
Total	$46,823	$40,306	$3,661

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents information for loans individually evaluated for impairment by class of loans for the three months ended March 31, 2011:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$213	$1
Construction	8,841	1
Commercial real estate:
Owner occupied nonfarm/nonresidential	767	-
Other nonfarm/nonresidential	11,082	89
Residential real estate:
Secured by first liens	4,773	24
Home equity	124	-
Consumer	196	-
Total	$25,996	$115

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$887	$-	$1,040	$-
Construction	6,951	-	7,457	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	1,335	-	1,036	-
Other nonfarm/nonresidential	2,681	-	2,290	-
Residential real estate:
Secured by first liens	2,865	-	3,427	-
Home equity	324	-	372	-
Consumer	127	-	150	-
Total	$15,170	$-	$15,772	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans:

March 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$849	$-	$416	$1,265	$98,972	$-
Construction	473	2,656	7,521	10,650	33,617	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	339	-	765	1,104	94,600	-
Other nonfarm/nonresidential	222	-	2,680	2,902	77,000	-
Residential real estate:
Secured by first liens	1,154	2,076	2,676	5,906	121,549	-
Home equity	462	745	341	1,548	42,175	-
Consumer	113	10	123	246	6,818	-
Total	$3,612	$5,487	$14,522	$23,621	$474,731	$-

December 31, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$263	$457	$953	$1,673	$99,211	$-
Construction	154	-	8,027	8,181	36,541	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	299	-	466	765	92,083	-
Other nonfarm/nonresidential	209	42	2,290	2,541	75,334	-
Residential real estate:
Secured by first liens	1,181	238	3,391	4,810	126,244	-
Home equity	800	152	409	1,361	43,471	-
Consumer	213	14	147	374	7,385	-
Total	$3,119	$903	$15,683	$19,705	$480,269	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings totaled $26.5 million and $26.6 million at March 31, 2012 and December 31, 2011. Of the total TDRs, $2.3 million and $2.4 million were on non-accrual as of March 31, 2012 and December 31, 2011. The Company has allocated $3.2 million and $2.4 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2012 and December 31, 2011.

The detail of outstanding TDRs by class and modification type as of March 31, 2011 and December 31, 2011 follows (in thousands):

March 31, 2012:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Interest only payments	$470	$180
Extended maturity	294	74
Multiple modifications	280	12
Construction:
Extended maturity	926	306
Multiple modifications	5,327	307
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	8,911	2,269
Other nonfarm/nonresidential
Interest rate reduction	8,070	27
Interest only payments	205	4
Multiple modifications	1,127	30
Residential real estate:
Secured by first liens
Interest rate reduction	99	1
Interest only payments	123	2
Extended maturity	306	7
Multiple modifications	372	5
Home equity
Interest rate reduction	29	1
Total	$26,539	$3,225

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

December 31, 2011:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Interest only payments	$500	$24
Extended maturity	489	281
Multiple modifications	332	12
Construction:
Extended maturity	926	320
Multiple modifications	5,333	80
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	8,710	887
Other nonfarm/nonresidential
Interest rate reduction	8,070	616
Interest only payments	206	4
Multiple modifications	1,127	87
Residential real estate:
Secured by first liens
Interest rate reduction	100	7
Interest only payments	124	8
Extended maturity	307	4
Multiple modifications	373	29
Home equity
Interest rate reduction	30	1
Consumer
Interest rate reduction	8	-
Total	$26,635	$2,360

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms. The following table summarizes the Company’s TDR’s by class, modification type and performance as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012:	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Defaulted Within 12 Months of Modification
Commercial:
Interest only	$-	$470	$470	$470
Multiple modifications	-	211	211	211
Construction:
Extended maturity	-	510	510	510
Multiple modifications	2,656	-	2,656	2,656
Commercial real estate:
Owner occupied nonfarm/nonresidential			-	-
Interest only	8,710	-	8,710	8,710
Other nonfarm/nonresidential
Multiple modifications	-	1,127	1,127	1,127
Residential:
Secured by first liens
Multiple modifications	149	-	149	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	$11,515	$2,318	$13,833	$13,684

December 31, 2011:	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Defaulted Within 12 Months of Modification
Commercial:
Interest only	$-	$500	$500	$500
Extended maturity	1	248	249	249
Multiple modifications	262	-	262	262
Construction:
Extended maturity	-	510	510	510
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	-	-	-
Other nonfarm/nonresidential
Multiple modifications	-	1,127	1,127	1,127
Residential:
Secured by first liens
Multiple modifications	111	-	111	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	$374	$2,385	$2,759	$2,648

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

During the quarter ending March 31, 2012, the term of one loan was modified to adjust the scheduled loan payments from principal and interest to interest only for a period of 4 months.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending March 31, 2012 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	1	$201	$201	$201	$-

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans. The risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2012 and December 31, 2011 is as follows:

March 31, 2012:

	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$10,206	$618	$963	$752	$87,698	$100,237
Construction	9,515	-	6,348	7,625	20,779	44,267
Commercial real estate:
Owner occupied nonfarm/nonresidential	1,517	973	659	9,720	82,835	95,704
Other nonfarm/nonresidential	5,490	-	9,191	2,718	62,503	79,902
Residential real estate:
Secured by first liens	1,997	636	4,061	1,930	118,831	127,455
Home equity	210	-	1,085	155	42,273	43,723
Consumer	59	-	144	27	6,834	7,064
Total	$28,994	$2,227	$22,451	$22,927	$421,753	$498,352

December 31, 2011:

	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$5,261	$653	$742	$1,209	$93,019	$100,884
Construction	9,787	-	3,225	8,153	23,557	44,722
Commercial real estate:
Owner occupied nonfarm/nonresidential	1,835	988	9,075	1,009	79,941	92,848
Other nonfarm/nonresidential	5,779	213	8,648	2,705	60,530	77,875
Residential real estate:
Secured by first liens	2,145	385	3,813	1,720	122,991	131,054
Home equity	1,149	-	386	300	42,997	44,832
Consumer	87	-	176	27	7,469	7,759
Total	$26,043	$2,239	$26,065	$15,123	$430,504	$499,974

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Deposits

Deposits at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)

Demand (NOW)	$83,315	$92,683
Money market accounts	131,917	134,818
Savings	38,487	36,010
Individual retirement accounts	28,250	28,375
Certificates of deposit, $100,000 and over	71,911	69,873
Other certificates of deposit	94,791	91,722

Total interest bearing deposits	448,671	453,481

Total non-interest bearing deposits	132,677	127,877

Total deposits	$581,348	$581,358

5. Earnings Per Common Share

Earnings per share were computed as follows:

	Three months ended March 31,
	2012	2011

Basic:
Net income	$1,835	$1,788
Preferred stock dividends and discount amortization	(226)	(266)
Net income available to common shareholders	$1,609	$1,522

Average shares outstanding	3,356,466	3,306,455

Net income per common share, basic	$0.48	$0.46

Diluted:
Net income available to common shareholders	$1,609	$1,522

Average shares outstanding for basic	3,356,466	3,306,455
Add: Dilutive effect of outstanding warrants	-	136,039
Average shares and dilutive potential common shares	3,356,466	3,442,494
Net income per common share, diluted	$0.48	$0.44

Stock options for 168,100 and 188,700 shares of common stock were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2012 and 2011, respectively, because their effect was antidilutive.

Deferred stock units totaling 0 and 40,333 were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2012 and 2011, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Earnings Per Common Share (Continued)

Restricted share awards of 37,022 and 33,022 common shares were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2012 and 2011 because all of the conditions necessary for issuance of common stock had not been met as of those dates.

6. Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee. Non-employee directors are eligible to receive only nonqualified stock options. We may grant stock options under the current plan for an additional 163,195 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2012 and December 31, 2011 was $0. There was no remaining compensation cost related to unvested options as of March 31, 2012 and December 31, 2011, respectively. The Company recognized $0 in expense for stock options for the three months ended March 31, 2012 and 2011, respectively. The Company has options vested and expected to vest of 168,100 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 4.0 years as of March 31, 2012. As of December 31, 2011, the Company had options vested and expected to vest of 168,100 which had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 4.2 years. During the three months ended March 31, 2012, there were no options granted or forfeited.

For the three months ended March 31, 2012 and 2011, we recognized $57,000 and $28,000 in expense for restricted stock awards, respectively. During the three months ended March 31, 2012, there were no restricted stock awards forfeited or granted to employees. At March 31, 2012, there were 37,022 outstanding and unvested restricted stock awards.

For the three months ended March 31, 2012 and 2011, we recognized $0 and $37,000 in expense for deferred stock units, respectively. During the three months ended March 31, 2012, there were no deferred stock units granted or forfeited. At March 31, 2012, there were no outstanding and unvested deferred stock units.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies are determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers. The fair values of our collateralized debt obligations are determined by the Company’s accounting department and reviewed by the Chief Financial Officer (CFO). We provide our estimate of default for each issuer, which ranges from 100% loss to 0.40% loss at March 31, 2012, to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions. To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates ranging from 12.66% to 39.67% (30.17% weighted average rate) depending on the security. The discount rates were determined utilizing a risk free rate of three month Libor plus 300 bps (3.47% at 3/31/12), which includes a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

The significant unobservable inputs used in the fair value measurement of the Company’s collateralized debt obligations are probabilities of specific-issuer defaults and deferrals and specific-issuer recovery assumptions. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

Impaired Loans: Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of the carrying amount of the loan or the fair value of the underlying collateral. For collateral dependent loans, the fair value of real estate is primarily determined based on appraisals by qualified licensed appraisers. These appraisals may use a single valuation approach or a combination depending on the type of collateral including the comparable sales or income capitalization approach. The appraisals are discounted to reflect management’s estimate of the fair value of the collateral given the current circumstances and condition of the collateral including the market for the particular collateral and management’s experience with similar types of collateral. Impaired loans are evaluated quarterly for additional impairment. Fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Foreclosed and Repossessed Assets: Foreclosed and repossessed assets are initially recorded at fair value less estimated costs to sell when acquired. The fair value of foreclosed and repossessed assets is primarily determined based on appraisals by qualified appraisers whose qualifications have been reviewed by the Company. The appraisals are discounted to reflect management’s estimate of the fair value of the collateral given the current circumstances of the collateral and reduced by management’s estimate of costs to dispose of the asset. Also, management reviews the assumptions included the appraisals and makes adjustments where circumstances warrant such as recent experience with similar assets. Fair value of foreclosed and repossessed assets is classified as Level 3 in the fair value hierarchy.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2012):
Available for sale securities:
State and municipal	$75,380	$—	$75,284	$96
U.S. Government sponsored entities and agencies	2,065	—	2,065	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	142,073	—	142,073	—
Collateralized debt obligations, including trust preferred securities	846	—	—	846
Mutual Funds	255	—	255	—

Total available for sale securities	$220,619	$—	$219,677	$942

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

Assets (December 31, 2011):
Available for sale securities:
State and municipal	$76,527	$—	$76,375	$152
Residential mortgage-backed securities issued by U.S. Government sponsored entities	121,027	—	121,027	—
Collateralized debt obligations, including trust preferred securities	937	—	—	937
Mutual Funds	255	—	255	—

Total available for sale securities	$198,746	$—	$197,657	$1,089

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)

Balance, beginning of period	$937	$1,359	$152	$-
Net unrealized gain (loss) included in other comprehensive income	(65)	36	-	-
Principal paydowns	(26)	-	(56)	-
Balance, end of period	$846	$1,395	$96	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three month periods ended March 31 for level 3 assets that are still held at March 31:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended March 31 Collateralized Debt Obligations, Including Trust Preferred Securities		Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended March 31 State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Interest income on securities	$16	$14	$1	$-
Other changes in fair value	-	-	-	-
Total	$16	$14	$1	$-

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2012):
Impaired loans:
Commercial	$443	$—	$—	$443
Construction	8,918	—	—	8,918
Commercial real estate:
Owner Occupied nonfarm/nonresidential	7,042	—	—	7,042
Other nonfarm/nonresidential	8,595	—	—	8,595
Residential real estate:
Secured by first liens	916	—	—	916
Home equity	98	—	—	98
Consumer	25	—	—	25

Foreclosed and repossessed assets:
Construction	1,744	—	—	1,744
Commercial real estate:
Other nonfarm/nonresidential	1,858	—	—	1,858
Residential real estate:
Secured by first liens	1,065	—	—	1,065
Consumer	11	—	—	11

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (December 31, 2011):
Impaired loans:
Commercial	$872	$—	$—	$872
Construction	6,248	—	—	6,248
Commercial real estate:
Owner Occupied nonfarm/nonresidential	8,096	—	—	8,096
Other nonfarm/nonresidential	9,375	—	—	9,375
Residential real estate:
Secured by first liens	1,336	—	—	1,336
Home equity	23	—	—	23
Consumer	34	—	—	34

Foreclosed and repossessed assets:
Construction	2,118	—	—	2,118
Commercial real estate:
Other nonfarm/nonresidential	1,865	—	—	1,865
Residential real estate:
Secured by first liens	1,092	—	—	1,092
Consumer	1	—	—	1

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans. The Company’s collateral dependent impaired loans had a carrying value of $26.0 million as of March 31, 2012 with a valuation allowance of $4.0 million, resulting in provision for loan losses of $1.2 million for the three months ended March 31, 2012. The Company recorded $606,000 in provision for loan losses for collateral-dependent impaired loans for the three months ended March 31, 2011.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter. During the three months ended March 31, 2012 and 2011, the Company did not recognize charges to write down foreclosed and repossessed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired Loans:
Commercial	$443	Sales comparison approach	Adjustments for differences between comparable sales	9%-60% (23%)
Construction	8,918	Income capitalization approach	Capitalization rate	9%-23% (19%)
		Sales comparison approach	Adjustments for differences between comparable sales	12%
Commercial real estate	15,637	Income capitalization approach	Capitalization rate	12%-38% (27%)
		Sales comparison approach	Adjustments for differences between comparable sales	20%-39% (20%)
Residential real estate	1,014	Sales comparison approach	Adjustments for differences between comparable sales	18%-40% (27%)
Consumer	25	Sales comparison approach	Adjustments for differences between comparable sales	25%
Foreclosed and repossessed assets:
Construction	$1,744	Income capitalization approach	Capitalization rate	52%-60% (53%)
		Sales comparison approach	Adjustments for differences between comparable sales	10%-61% (30%)
Commercial real estate	1,858	Sales comparison approach	Adjustments for differences between comparable sales	9%-50% (33%)
Residential real estate	1,065	Sales comparison approach	Adjustments for differences between comparable sales	0%-59% (21%)
Consumer	11	Sales comparison approach	Adjustments for differences between comparable sales	0%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at March 31, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2012:
Financial assets:
Cash and due from financial institutions	$12,237	$12,237	$—	$—	$12,237
Interest-bearing deposits in other financial institutions	13,922	13,922	—	—	13,922
Loans held for sale	638	—	644	—	644
Loans, net	487,511	—	—	501,424	501,424
Accrued interest receivable	3,244	—	1,160	2,084	3,244
Federal Home Loan Bank and Federal Reserve Stock	5,952	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	581,348	—	571,044	—	571,044
Other borrowings	52,970	—	51,496	—	51,496
Federal Home Loan Bank Advances	55,000	—	55,695	—	55,695
Subordinated debentures	17,000	—	—	10,262	10,262
Accrued interest payable	326		309	17	326

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

	Carrying Amount	Fair Value
	(in thousands)
December 31, 2011:
Financial assets
Cash and due from financial institutions	$15,166	$15,166
Interest-bearing deposits in other financial institutions	30,297	30,297
Loans held for sale	1,154	1,166
Loans, net of allowance for loan losses and impaired loans	460,302	472,612
Accrued interest receivable	3,196	3,196
Federal Home Loan Bank and Federal Reserve Stock	5,952	n/a

Financial liabilities
Deposits	581,358	569,892
Other borrowings	50,879	49,165
Federal Home Loan Bank Advances	55,000	55,825
Subordinated debentures	17,000	10,403
Accrued interest payable	329	329

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) FHLB and FRB Stock

It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on transferability.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

(c) Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

(e) Deposits

The fair value disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(f) Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification depending upon the classification of the associated asset or liability.

(i) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

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

Financial Condition

Total assets decreased by $6.5 million from $797.4 million as of December 31, 2011 to $790.9 million as of March 31, 2012. The decline was attributable mostly to decreases in interest-bearing deposits in other financial institutions of $16.4 million, net loans of $2.2 million, and cash and due from financial institutions of $2.9 million as the Company utilized available liquidity to increase its securities available for sale by $21.9 million.

Net loans decreased by $2.2 million from $489.7 million as of December 31, 2011 to $487.5 million at March 31, 2012. The decrease in loans was attributable to net charge-offs during the first quarter of $899,000 and provision for loan losses of $1.5 million during the same period. Also contributing to the decrease in loans were transfers to foreclosed and repossessed assets and new loan originations lower than repayments.

Securities available for sale increased from December 31, 2011 by $22.9 million to $220.6 million as of March 31, 2012 primarily due to purchases of $52.8 million, offset by sales of $24.3 million and maturities, prepayments and calls of $6.9 million. The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Total deposits as of March 31, 2012 and December 31, 2011 were $581.3 million while non-interest bearing deposits increased during the period by $4.8 million and was fully offset by a decrease interest bearing deposits of $4.8 million. The Company continued its funding strategy by emphasizing growth in non-interest bearing deposits and pricing its interest bearing deposits at an appropriate level given on-balance sheet liquidity and the amount of unpledged securities in its investment portfolio.

Net Income Available to Common Shareholders. Net income available to common shareholders increased to $1.6 million for the three months ended March 31, 2012 from $1.5 million for the same period in 2011. Basic and diluted earnings per common share increased to $0.48 per share for the first quarter of 2012 as compared to $0.46 and $0.44 per common share for the first quarter of 2011. The increase in net income available to common shareholders was attributable to increases in net interest income of $336,000, non-interest income of $350,000 and decreases in income tax expense of $92,000 and dividends on preferred stock of $40,000, offset by increases in the provision for loan losses of $696,000 and non-interest expense of $35,000. The annualized return on average assets and average shareholders’ equity were 0.93% and 9.06% for the three months ended March 31, 2012, respectively, compared to 0.92% and 11.36% for the equivalent periods in 2011.

Net interest income. Net interest income increased to $7.3 million for the three months ended March 31, 2012 from $7.0 million in 2011, or $336,000 and 4.8% and the Company’s net interest margin on a fully taxable equivalent basis increased to 4.24% from 3.99%. The increase in the net interest margin and income was primarily due to reduction in the average cost of funds and average balance of interest bearing liabilities from 1.16% and $607.4 million for the first quarter in 2011 to 0.77% and $581.4 million for 2012. Also contributing to the increase in the Company’s net interest margin was an increase in the average balance of non-interest bearing deposits to $125.8 million in 2012 from $119.6 million. The average yield on interest earning assets declined to 4.85% for 2012 from 4.94% in 2011 mostly due to a decrease in the yield on taxable securities. Over the previous two years, the Company has reinvested proceeds from the sale and maturity of investment securities back into the portfolio due to weak loan demand and at lower rates given the current environment. The decrease in the cost of funds was mostly achieved through the reduction the cost of savings and other accounts and time deposits to 0.30% and 0.85% in 2012, respectively from 0.49% and 1.51%. The Company has been lowering offering rates for its deposit products given the level of on-balance sheet liquidity which has resulted in some deposit runoff with average balance for interest bearing deposits decreasing to $456.5 million in 2012 from $493.7 million in 2011. Given the current average cost of the Company’s interest-bearing deposits, it is unlikely they will be able to be lowered significantly again without a corresponding decrease in balances.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$14,370	$11	0.31%	$17,944	$9	0.20%
Taxable securities	136,975	797	2.36	152,543	1,153	3.07
Tax-exempt securities	71,202	1,092	6.22	54,829	891	6.59
Total loans and fees (1) (2)	506,237	6,846	5.48	507,636	6,913	5.52
FHLB and Federal Reserve stock	6,018	48	3.25	6,808	49	2.93
Total earning assets	734,802	8,794	4.85	739,760	9,015	4.94

Less: Allowance for loan losses	(10,573)			(10,765)
Non-earning assets:
Cash and due from banks	13,647			11,423
Bank premises and equipment, net	13,852			13,635
Other assets	44,260			38,432
Total assets	$795,988			$792,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$260,340	$190	0.30%	$265,173	$322	0.49%
Time deposits	196,179	410	0.85	228,535	849	1.51
Other borrowings	52,462	173	1.34	49,946	196	1.60
FHLB advances	55,278	220	1.61	46,722	262	2.27
Subordinated debentures	17,189	113	2.67	17,000	102	2.43
Total interest-bearing liabilities	581,448	1,106	0.77	607,376	1,731	1.16

Non-interest bearing liabilities:
Non-interest demand deposits	125,772			119,594
Accrued interest payable and other liabilities	6,605			1,684
Stockholders’ equity	82,163			63,832
Total liabilities and stockholders’ equity	$795,988			$792,485

Net interest income (taxable equivalent basis)		$7,688			$7,284
Less: taxable equivalent adjustment		(371)			(303)
Net interest income		$7,317			$6,981
Net interest spread			4.08%			3.79%
Net interest margin			4.24			3.99

(1)	The amount of direct loan origination cost included in interest on loans was $74 and $195 for the three months ended March 31, 2012 and 2011.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

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

	Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$2	$(2)	$4
Taxable securities	(356)	(109)	(247)
Tax-exempt securities	201	253	(52)
Total loans and fees	(67)	(19)	(48)
FHLB and Federal Reserve stock	(1)	(6)	5
Total increase (decrease) in interest income	(221)	117	(338)

Interest expense:
Savings and other	(132)	(6)	(126)
Time deposits	(439)	(107)	(332)
Other borrowings	(23)	9	(32)
FHLB advances	(42)	43	(85)
Subordinated debentures	11	1	10
Total increase (decrease) in interest expense	(625)	(60)	(565)
Increase (decrease) in net interest income	$404	$177	$227

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

Summary of Loan Loss Experience:

	Three Months Ended March 31,
Activity for the period ended:	2012	2011
	(In thousands)
Beginning balance	$10,234	$10,864
Charge-offs:
Residential real estate	(87)	(82)
Commercial real estate	-	(16)
Construction	(333)	(19)
Commercial business	(342)	(582)
Home equity	(210)	(99)
Consumer	(67)	(111)
Total	(1,039)	(909)

Recoveries:
Residential real estate	43	—
Commercial real estate	17	7
Construction	—	2
Commercial business	33	37
Home equity	14	1
Consumer	33	69
Total	140	116
Net loan charge-offs	(899)	(793)

Provision	1,506	810

Ending balance	$10,841	$10,881

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Provision for loan losses increased to $1.5 million for the first three months of 2012 as compared to $810,000 for the same period in 2011 while net charge-offs also increased over the same periods from $793,000 to $899,000 for the respective periods. The provision for the first quarter of 2012 was impacted by the continued elevated levels of non-performing and classified loans and an increase in the estimated loss for certain previously classified credits. The Company’s non-performing loans decreased slightly to $15.2 million as of March 31, 2012 from $15.8 million as of December 31, 2011, but experienced increases in both past due and classified credits. The Company’s credits classified as substandard or doubtful, the two most severe ratings, increased from $41.2 million at December 31, 2011 to $45.4 million at March 31, 2012 (see Footnote 3 to the Company’s consolidated financial statements for a description of the rating classifications and more loan detail). Total loans past due also increased from a total of $19.7 million as of December 31, 2011 to $23.6 million as of March 31, 2012, the majority of which were 60-89 days past due and totaled $5.5 million. The increase in the Company’s provision for the first quarter in 2012 was primarily driven by the aforementioned increase in classified and past due credits. Management anticipates provision for loan losses will remain elevated until the pace of new identified classified credits slows substantially while resolutions to the current identified credits are achieved. Due to the aforementioned increase in provision, the allowance for loan losses as a percentage of loans also increased to 2.18% of loans as of March 31, 2012 from 2.05% at December 31, 2011.

Federal regulations require insured institutions to classify their assets on a regular basis. The regulations provide for three categories of classified loans: substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies. As of March 31, 2012, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Asset Quality. Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. TDR’s totaled $26.5 million and $26.6 million at March 31, 2012 and December 31, 2011, while $2.3 million and $2.4 million were included in the Company’s non-accrual loans as of the same dates, respectively.

The Company’s non-performing assets as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Loans on non-accrual status	$15,170	$15,772
Loans past due over 90 days still on accrual	-	-
Total non-performing loans	15,170	15,772
Foreclosed and repossessed assets	4,678	5,076
Total non-performing assets	$19,848	$20,848

Non-performing loans to total loans	3.04%	3.15%
Non-performing assets to total loans	3.98	4.17
Allowance as a percent of non-performing loans	71.46	64.89
Allowance as a percent of total loans	2.18	2.05

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Non-interest income. Non-interest income increased by $350,000 to $2.3 million for the quarter ended March 31, 2012 from $2.0 million for the same period in 2011 mostly due to increases in gains on sales of available for sale securities of $143,000 and service charges on deposit accounts $118,000. The increase in gains on sales of available for sale securities was due to higher sales volume during 2012 as compared to 2011 as the Company sold $24.3 million in 2012 versus $13.5 million 2011. Service charge income on deposit accounts increased to $870,000 in 2012 from $752,000 in 2011 due mostly to new service fees introduced in the second half of 2011. To offset reductions in fee income due to recent regulatory changes, the Company introduced new fees in 2011 such as paper statement and minimum balance fees.

Non-interest expense. Non-interest expense increased by $35,000 to $5.9 million in 2012 from $5.8 million in 2011 due to increases in salaries and employee benefits and foreclosed and reposed assets, net, offset by decreases in legal and professional fees and FDIC insurance premiums. Salaries and employee benefits increased to $3.2 million in 2012 from $3.1 million while the number of full time equivalent employees decreased from 200 to 198 over the same period. The increase in expense is attributable to pay raises and the associated payroll taxes between the periods which increased the average expense per FTE to $15,949 in 2012 from $15,925 in 2011, or 4.3%. Expense for foreclosed and repossessed assets, net increased by $53,000 to $132,000 for the first quarter of 2012 from $79,000 in 2011 as the Company recognized a net loss on disposals in 2012 of $46,000 as compared a net gain of $24,000 in 2011 while net expenses associated with maintaining foreclosed and repossessed assets declined by $16,000 over the same period. Legal and professional fees decreased to $366,000 for the first quarter of 2012 from $429,000 in 2011. Most of the decrease was attributable to a decline in expenditures for legal services between the periods although the Company anticipates legal fees associated with collections will continue to remain elevated for the foreseeable future. FDIC insurance premiums decreased to $177,000 for the quarter ended March 31, 2012 as compared to $266,000 in the equivalent period in 2011 due to a change made by the FDIC on how it assessed premiums. Before the change, premiums were based on the Company’s total deposits at the end of the reporting period. Beginning in the second quarter of 2011, premiums were assessed on the Company’s average total assets less average Tier 1 capital during the period. The change shifted more of the fee burden to larger commercial banks that typically rely more heavily on funding sources not available to smaller institutions, such as commercial paper.

Income tax expense. Income tax expense for the three months ended March 31, 2012 was $402,000 as compared to $494,000 for the equivalent period in 2011. The decrease in income tax expense was due to the Company’s tax credits from an investment in low income housing and higher tax exempt income from municipal securities. The Company’s effective tax rate for 2012 was 18.0% as compared to 21.6% in 2011 due to tax preference items and income tax credits remaining described above.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2012, we had cash and interest-bearing deposits with banks of $26.2 million and securities available-for-sale with a fair value of $220.6 million. If we require funds beyond the funds we are able to generate internally, we have $58.6 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $33.0 million. Management believes the Company’s liquidity sources are adequate to meet its operational needs.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2012, Your Community Bank and Scott County State Bank were each considered well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

March 31, 2012:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	17.8%	16.6%	11.8%
Your Community Bank	17.5%	16.3%	12.0%
Scott County State Bank	19.9%	18.7%	12.1%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2011:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	17.5%	16.3%	11.7%
Your Community Bank	17.1%	15.9%	11.7%
Scott County State Bank	20.0%	18.8%	12.2%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

We have been repurchasing shares of our common stock since May 21, 1999. A net total of 505,451 shares at an aggregate cost of $8.7 million have been repurchased since that time under both the current and prior repurchase plans. Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased. Through March 31, 2012, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at March 31, 2012 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2011 and March 31, 2012 within the model to estimate their combined effects on net interest income over a one-year horizon. In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps. A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely. We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of March 31, 2012 our net interest income would decrease by an estimated 1.2%, or $357,000, over the one year forecast horizon. As of December 31, 2011, in the Up 200 Scenario we estimated that net interest income would decrease $55,000, over a one year forecast horizon ending December 31, 2012.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2012 and December 31, 2011, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of March 31, 2012 and ending on March 31, 2013:

	Interest Rate Sensitivity as of March 31, 2012
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$27,081	$27,870
Investments	6,452	6,561
FHLB and FRB stock	159	159
Interest-bearing deposits in other financial institutions	54	214
Total interest Income	33,746	34,804

Projected interest expense:
Deposits	1,832	2,581
Federal funds purchased, line of credit and repurchase agreements	495	961
FHLB advances	854	913
Subordinated debentures	438	580
Total interest expense	3,619	5,035
Net interest income	$30,127	$29,769

Change from base		(358)
Percent change from base		(1.19)%

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2011 and ending December 31, 2012:

	Interest Rate Sensitivity as of December 31, 2011
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

PART I – ITEM 4

CONTROLS AND PROCEDURES

With the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer) of Community Bank Shares of Indiana, Inc. (“CBIN”), CBIN’s management has evaluated the effectiveness of CBIN’s disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CBIN’s Chief Executive Officer and Chief Financial Officer have concluded that CBIN’s disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by CBIN in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by CBIN in the reports that it files or submits under the Exchange Act is accumulated and communicated to CBIN’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in CBIN’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, CBIN’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the three months ended March 31, 2012.

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

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: May 14, 2012	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2012	BY:	/s/ Paul. A. Chrisco
Paul A. Chrisco
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

COMMUNITY BANK SHARES OF INDIANA, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011 (iv) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and (vi) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

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

