Form 10-Q
period 2012-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2012-08-14
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,362,553 shares of common stock were outstanding as of August 10, 2012.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$13,999	$15,166
Interest-bearing deposits in other financial institutions	42,882	30,297
Securities available for sale	223,345	198,746
Loans held for sale	313	1,154
Loans, net of allowance for loan losses of $11,109 and $10,234	487,413	489,740
Federal Home Loan Bank and Federal Reserve stock	6,011	5,952
Accrued interest receivable	3,225	3,196
Premises and equipment, net	13,766	13,780
Company owned life insurance	20,356	20,012
Other intangible assets	749	865
Foreclosed and repossessed assets	5,371	5,076
Prepaid FDIC insurance premium	2,697	2,999
Settlement receivable for security sales	-	3,371
Other assets	6,750	7,000
Total Assets	$826,877	$797,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$149,445	$127,877
Interest-bearing	459,895	453,481
Total deposits	609,340	581,358
Other borrowings	56,004	50,879
Federal Home Loan Bank advances	55,000	55,000
Subordinated debentures	17,000	17,000
Accrued interest payable	300	329
Settlement liability for security purchases	-	6,914
Other liabilities	6,035	6,389
Total liabilities	743,679	717,869

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2012 and 2011, respectively; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,362,560 and 3,327,484 outstanding in 2012 and 2011, respectively	386	386
Additional paid-in capital	44,091	44,488
Retained earnings	15,847	13,201
Accumulated other comprehensive income	3,523	2,666
Treasury stock, at cost (2012- 501,377 shares, 2011- 536,453 shares)	(8,649)	(9,256)
Total shareholders’ equity	83,198	79,485
Total Liabilities and Shareholders’ Equity	$826,877	$797,354

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except share data)
Interest and dividend income
Loans, including fees	$6,774	$6,849	$13,620	$13,762
Taxable securities	812	1,102	1,609	2,255
Tax-exempt securities	720	614	1,441	1,202
Federal Home Loan Bank and Federal Reserve dividends	50	46	98	95
Interest-bearing deposits in other financial institutions	14	6	25	15
Interest and dividend income	8,370	8,617	16,793	17,329

Interest expense
Deposits	608	1,051	1,208	2,222
Other borrowings	170	194	343	390
Federal Home Loan Bank advances	215	219	435	481
Subordinated debentures	110	102	223	204
Interest expense	1,103	1,566	2,209	3,297
Net interest income	7,267	7,051	14,584	14,032

Provision for loan losses	944	911	2,450	1,721

Net interest income after provision for loan losses	6,323	6,140	12,134	12,311

Non-interest income
Service charges on deposit accounts	838	871	1,708	1,623
Commission income	40	39	82	80
Net gain on sales of available for sale securities	438	469	1,165	1,053
Mortgage banking income	80	47	173	92
Earnings on company owned life insurance	173	173	344	334
Interchange income	266	245	514	485
Other income	144	94	301	229
Non-interest income	1,979	1,938	4,287	3,896

Non-interest expense
Salaries and employee benefits	2,980	2,893	6,138	5,952
Occupancy	594	607	1,126	1,164
Equipment	252	273	510	543
Data processing	553	599	1,135	1,143
Marketing and advertising	71	61	132	112
Legal and professional service fees	426	399	792	828
FDIC insurance premiums	140	244	317	510
Foreclosed assets, net	352	96	484	175
Other expense	609	515	1,225	1,107
Total non-interest expense	5,977	5,687	11,859	11,534
Income before income taxes	2,325	2,391	4,562	4,673

Income tax expense	371	536	773	1,030

Net income	1,954	1,855	3,789	3,643

Preferred stock dividend and discount accretion	(244)	(267)	(470)	(533)

Net income available to common shareholders	$1,710	$1,588	$3,319	$3,110

4

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except share data)
Earnings per common share:
Basic	$0.51	$0.48	$0.99	$0.94
Diluted	$0.51	$0.46	$0.99	$0.91

Dividends per common share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(in thousands)
Net income	$1,954	$1,855	$3,789	$3,643

Other comprehensive income (loss), net of tax
Unrealized gain on securities:
Unrealized gain arising during the period (net of tax of $638 and $1,200 for the three months ended June 30, respectively and $828 and $1,800 for the six months ended June 30, respectively)	1,237	2,338	1,607	3,461
Reclassification adjustment for gains included in net income (net of tax of $149 and $160 for the three months ended June 30, respectively and $396 and $358 for the six months ended June 30, respectively)	(289)	(309)	(769)	(695)
Net unrealized gain on securities	948	2,029	838	2,766

Defined benefit pension plans:
Net gain (loss) arising during the period (net of tax benefit of $(14) and income tax expense $1 for the three months ended June 30, respectively and $10 and $5 for the six months ended June 30, respectively)	(28)	(2)	19	9

Total other comprehensive income	920	2,027	857	2,775

Comprehensive income	$2,874	$3,882	$4,646	$6,418

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance, January 1, 2012	$28,000	$386	$44,488	$13,201	$2,666	$(9,256)	$79,485
Net income	—	—	—	3,789	—	—	3,789
Change in unrealized gain (losses) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	838	—	838
Unrealized gain on pension benefits, net of tax effects	—	—	—	—	19	—	19
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(673)	—	—	(673)
Dividends on preferred stock	—	—	—	(470)	—	—	(470)
Issuance of treasury stock under dividend reinvestment plan	—	—	(4)	—	—	109	105
Issuance of stock award shares	—	—	(498)	—	—	498	—
Stock award expense	—	—	105	—	—	—	105
Balance, June 30, 2012	$28,000	$386	$44,091	$15,847	$3,523	$(8,649)	$83,198

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,789	$3,643
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,450	1,721
Depreciation and amortization	772	746
Net amortization of securities	628	411
Net gain on sales of available for sale securities	(1,165)	(1,053)
Mortgage loans originated for sale	(8,949)	(5,531)
Proceeds from mortgage loan sales	9,637	6,539
Net gain on sales of mortgage loans	(172)	(89)
Earnings on company owned life insurance	(344)	(334)
Shared based compensation expense	105	183
Net (gain) loss on disposition of premises and equipment	(32)	-
Net (gain) loss on disposition of foreclosed and repossessed assets	150	(33)
Net change in:
Accrued interest receivable	(29)	(124)
Accrued interest payable	(29)	(127)
Other assets	(4,257)	1,454
Other liabilities	590	445
Net cash from operating activities	3,144	7,851
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	(12,585)	(11,853)
Available for sale securities:
Sales	40,247	45,138
Purchases	(77,189)	(29,127)
Maturities, prepayments and calls	14,150	12,101
Loan originations and payments, net	(2,917)	6,181
Proceeds from the sale of foreclosed and repossessed assets	2,368	851
Purchases of premises and equipment	(660)	(552)
Proceeds from the sale of premises and equipment	39	-
Investment in company owned life insurance	-	(117)
Purchase of Federal Reserve and FHLB stock	(59)	-
Proceeds from redemption of Federal Reserve and FHLB stock	-	883
Net cash from investing activities	(36,606)	23,505
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	27,982	(17,767)
Net change in other borrowings	5,125	(2,168)
Proceeds from Federal Home Loan Bank advances	10,000	20,000
Repayment of Federal Home Loan Bank advances	(10,000)	(30,000)
Cash dividends paid on preferred shares	(571)	(486)
Cash dividends paid on common shares	(566)	(557)
Net cash from financing activities	31,970	(30,978)
Net change in cash and due from financial institutions	(1,167)	378
Cash and due from financial institutions at beginning of period	15,166	11,658
Cash and due from financial institutions at end of period	$13,999	$12,036

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Supplemental cash flow information:
Interest paid	$2,238	$3,424
Income taxes paid, net of refunds	$1,563	$330

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	$2,970	$1,449
Issuance of treasury shares under dividend reinvestment plan	$109	$105
Sale and financing of foreclosed and repossessed assets	$165	$333

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2012:
Securities available for sale:
State and municipal	$72,885	$6,824	$(55)	$79,654
U.S. Government sponsored entities and agencies	1,825	32	-	1,857
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	138,269	2,416	(15)	140,670
Collateralized debt obligations, including trust preferred securities	4,024	-	(3,118)	906
Mutual funds	250	8	-	258
Total securities available for sale	$217,253	$9,280	$(3,188)	$223,345

December 31, 2011:
Securities available for sale:
State and municipal	$70,728	$5,803	$(4)	$76,527
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	118,876	2,190	(39)	121,027
Collateralized debt obligations, including trust preferred securities	4,069	-	(3,132)	937
Mutual funds	250	5	-	255
Total securities available for sale	$193,923	$7,998	$(3,175)	$198,746

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $1.7 million and $1.6 million for securities at June 30, 2012 and December 31, 2011.

Sales of available for sale securities were as follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(In thousands)
Proceeds	$15,917	$31,603	$40,247	$45,138
Gross gains	438	469	1,165	1,053
Gross losses	-	-	-	-

The tax provision applicable to these realized gains amounted to $149,000 and $396,000 for the three and six months ended June 30, 2012, respectively, and $159,000 and $358,000 for the three and six months ended June 30, 2011, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at June 30, 2012 were as follows. Actual maturities may differ from contractual maturities if the issuers have the right to call their obligations. Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	June 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$59	$59
One to five years	2,226	2,301
Five to ten years	17,243	18,778
Beyond ten years	59,206	61,279
Residential mortgage-backed securities issued by U.S. Government sponsored entities	138,269	140,670
Mutual funds	250	258
Total	$217,253	$223,345

Securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2012	(In thousands)
State and municipal	$4,231	$(55)	$-	$-	$4,231	$(55)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	5,142	(15)	-	-	5,142	(15)
Collateralized debt obligations, including trust preferred securities	-	-	906	(3,118)	906	(3,118)
Total temporarily impaired	$9,373	$(70)	$906	$(3,118)	$10,279	$(3,188)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2011	(In thousands)
State and municipal	$561	$(4)	$-	$-	$561	$(4)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	26,297	(39)	-	-	26,297	(39)
Collateralized debt obligations, including trust preferred securities	-	-	937	(3,132)	937	(3,132)
Total temporarily impaired	$26,858	$(43)	$937	$(3,132)	$27,795	$(3,175)

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

As of June 30, 2012, the Company’s security portfolio consisted of 280 securities, 19 of which were in an unrealized loss position. The majority of the unrealized losses are in the Company’s collateralized debt obligations, as discussed below:

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

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $4.0 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

					Previously
					Recognized	Current Period
	Current				OTTI Related to	OTTI Related to
	Moody’s	Par	Amortized	Estimated	Credit Loss,	Credit Loss,
	Rating	Value	Cost	Fair Value	Pre-Tax	Pre-Tax

Security 1	B+ (S&P)	$2,000	$2,000	$506	$-	$-
Security 2	C	151	-	-	146	-
Security 3	Caa2	49	42	19	5	-
Security 4	Caa2	317	282	125	35	-
Security 5	Ca	1,563	850	128	637	-
Security 6	Ca	1,563	850	128	637	-
		$5,643	$4,024	$906	$1,460	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Securities (Continued)

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies. The Company uses an OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default. We also estimate when the defaults will occur ranging from immediate to four years. We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank). For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%. After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note. Additionally, we assumed that all bank and bank holding company issuers with total assets of greater than $15 billion would prepay their obligations before the phase-out period begins for inclusion in Tier 1 capital on January 1, 2013 in accordance with the Dodd-Frank Act. Upon completion of the analysis, our model indicated we did not have additional other-than-temporary impairment. At June 30, 2012 the six securities subject to FASB ASC 325-40 accounted for the $3.1 million of unrealized loss in the collateralized debt obligations category.

There were no credit losses recognized in earnings related to these securities for the three and six month periods ended June 30, 2012 and 2011. Prior to 2011, the Company had recognized credit losses of $1.5 million.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans

Loans at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Commercial	$99,708	$100,884
Construction	42,109	44,722
Commercial real estate:
Owner occupied nonfarm/residential	97,993	92,848
Other nonfarm/residential	81,574	77,875
Residential real estate:
Secured by first liens	126,077	131,054
Home equity	44,117	44,832
Consumer	6,944	7,759
Subtotal	498,522	499,974
Less:
Allowance for loan losses	(11,109)	(10,234)
Loans, net	$487,413	$489,740

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 and 2011 (in thousands):

Three Months Ended June 30, 2012:

			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total

Beginning balance	$2,825	$1,100	$4,054	$2,669	$193	$10,841
Provision for loan losses	(43)	63	958	(50)	16	944
Loans charged-off	(164)	(110)	(198)	(201)	(49)	(722)
Recoveries	19	-	9	-	18	46
Ending balance	$2,637	$1,053	$4,823	$2,418	$178	$11,109

Three Months Ended June 30, 2011:

			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total

Beginning balance	$3,002	$1,830	$2,826	$2,872	$351	$10,881
Provision for loan losses	1,027	62	(179)	(63)	64	911
Loans charged-off	(615)	-	-	(282)	(75)	(972)
Recoveries	38	-	5	18	32	93
Ending balance	$3,452	$1,892	$2,652	$2,545	$372	$10,913

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 and 2011 (in thousands):

Six Months Ended June 30, 2012:

			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total

Beginning balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234
Provision for loan losses	92	384	1,788	178	8	2,450
Loans charged-off	(506)	(443)	(198)	(466)	(116)	(1,729)
Recoveries	52	-	26	25	51	154
Ending balance	$2,637	$1,053	$4,823	$2,418	$178	$11,109

Six Months Ended June 30, 2011:

			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total

Beginning balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864
Provision for loan losses	1,329	16	157	186	33	1,721
Loans charged-off	(1,197)	(19)	(16)	(463)	(186)	(1,881)
Recoveries	75	2	12	19	101	209
Ending balance	$3,452	$1,892	$2,652	$2,545	$372	$10,913

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans, which includes the unpaid principal balance, net of partial charge-offs of $6.1 million and $6.5 million as of June 30, 2012 and December 31, 2011, by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012:

			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$298	$833	$3,207	$280	$15	$4,633
Collectively evaluated for impairment	2,339	220	1,616	2,138	163	6,476
Total ending allowance balance	$2,637	$1,053	$4,823	$2,418	$178	$11,109

Loans:
Loans individually evaluated for impairment	$1,163	$11,746	$20,900	$3,357	$197	$37,363
Loans collectively evaluated for impairment	98,545	30,363	158,667	166,837	6,747	461,159
Total ending loans balance	$99,708	$42,109	$179,567	$170,194	$6,944	$498,522

December 31, 2011:

			Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$517	$815	$1,749	$563	$17	$3,661
Collectively evaluated for impairment	2,482	297	1,458	2,118	218	6,573
Total ending allowance balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234

Loans:
Loans individually evaluated for impairment	$1,548	$13,902	$20,899	$3,811	$146	$40,306
Loans collectively evaluated for impairment	99,336	30,820	149,824	172,075	7,613	459,668
Total ending loans balance	$100,884	$44,722	$170,723	$175,886	$7,759	$499,974

There were no impaired loans at June 30, 2012 and December 31, 2011 which did not have allocated allowance for loan losses.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the six month period ending June 30, 2012:

			Allowance for	Average	Interest Income
	Unpaid Principal	Recorded	Loan Losses	Recorded	Recognized and
	Balance	Investment	Allocated	Investment	Received
	(In thousands)
Commercial	$2,673	$1,163	$298	$1,296	$8
Construction	15,413	11,746	833	13,005	90
Commercial real estate:
Owner occupied nonfarm/nonresidential	9,619	9,619	2,559	9,853	261
Other nonfarm/nonresidential	12,202	11,281	648	11,414	103
Residential real estate:
Secured by first liens	3,099	3,099	221	3,169	20
Home equity	258	258	59	341	1
Consumer	197	197	15	160	-
Total	$43,461	$37,363	$4,633	$39,238	$483

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
	(In thousands)
Commercial	$3,064	$1,548	$517
Construction	17,709	13,902	815
Commercial real estate:
Owner occupied nonfarm/nonresidential	9,719	9,719	924
Other nonfarm/nonresidential	12,299	11,180	825
Residential real estate:
Secured by first liens	3,491	3,416	297
Home equity	395	395	266
Consumer	146	146	17
Total	$46,823	$40,306	$3,661

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the information related to loans individually evaluated for impairment by class of loans for the three month period ending June 30, 2012:

	Average	Interest Income
	Recorded	Recognized and
	Investment	Received
	(In thousands)
Commercial	$1,170	$4
Construction	12,557	32
Commercial real estate:
Owner occupied nonfarm/nonresidential	9,920	130
Other nonfarm/nonresidential	11,532	35
Residential real estate:
Secured by first liens	3,046	7
Home equity	315	1
Consumer	167	-
Total	$38,707	$209

The following table presents information related to loans individually evaluated for impairment by class of loans for the three and six month periods ending June 30, 2011:

	Three Months		Six Months
	Average	Interest Income	Average	Interest Income
	Recorded	Recognized and	Recorded	Recognized and
	Investment	Received	Investment	Received
	(In thousands)
Commercial	$175	$1	$206	$2
Construction	9,997	1	9,614	2
Commercial real estate:
Owner occupied nonfarm/nonresidential	665	-	700	1
Other nonfarm/nonresidential	11,066	68	11,164	156
Residential real estate:
Secured by first liens	4,237	19	4,354	42
Home equity	131	-	128	-
Consumer	196	-	200	-
Total	$26,467	$89	$26,366	$203

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
		Loans Past		Loans Past
		Due Over 90		Due Over 90
		Days Still		Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
Commercial	$886	$-	$1,040	$-
Construction	8,517	-	7,457	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	735	-	1,036	-
Other nonfarm/nonresidential	2,395	-	2,290	-
Residential real estate:
Secured by first liens	2,575	-	3,427	-
Home equity	178	-	372	-
Consumer	261	-	150	-
Total	$15,547	$-	$15,772	$-

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by class of loans:

June 30, 2012:

			Greater
	30 – 59	60 – 89	than 90			Loans Past
	Days	Days	Days	Total		Due Over
	Past	Past	Past	Past	Loans Not	90 Days Still
	Due	Due	Due	Due	Past Due	Accruing
	(In thousands)
Commercial	$532	$18	$886	$1,436	$98,272	$-
Construction	233	-	9,088	9,321	32,788	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	50	57	165	272	97,721	-
Other nonfarm/nonresidential	-	-	2,395	2,395	79,179	-
Residential real estate:
Secured by first liens	1,875	497	2,608	4,980	121,097	-
Home equity	530	66	295	891	43,226	-
Consumer	164	22	110	296	6,648	-
Total	$3,384	$660	$15,547	$19,591	$478,931	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

December 31, 2011:

			Greater
	30 – 59	60 – 89	than 90			Loans Past
	Days	Days	Days	Total		Due Over
	Past	Past	Past	Past	Loans Not	90 Days Still
	Due	Due	Due	Due	Past Due	Accruing
	(In thousands)
Commercial	$263	$457	$953	$1,673	$99,211	$-
Construction	154	-	8,027	8,181	36,541	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	299	-	466	765	92,083	-
Other nonfarm/nonresidential	209	42	2,290	2,541	75,334	-
Residential real estate:
Secured by first liens	1,181	238	3,391	4,810	126,244	-
Home equity	800	152	409	1,361	43,471	-
Consumer	213	14	147	374	7,385	-
Total	$3,119	$903	$15,683	$19,705	$480,269	$-

Troubled Debt Restructurings:

Troubled debt restructurings (“TDRs”) totaled $26.3 million and $26.6 million at June 30, 2012 and December 31, 2011. Of the total TDRs, $5.1 million and $2.4 million were on non-accrual as of June 30, 2012 and December 31, 2011. The Company has allocated $3.7 million and $2.4 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2012 and December 31, 2011.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The detail of outstanding TDRs by class and modification type as of June 30, 2012 and December 31, 2011 follows (in thousands):

June 30, 2012:

		Allowance for
	Recorded	Loan Losses
	Investment	Allocated
Commercial:
Interest only payments	$458	$167
Extended maturity	269	64
Multiple modifications	168	7
Construction:
Extended maturity	1,011	86
Multiple modifications	5,322	322
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	8,909	2,543
Other nonfarm/nonresidential
Interest rate reduction	8,070	430
Interest only payments	203	4
Multiple modifications	1,127	30
Residential real estate:
Secured by first liens
Interest rate reduction	98	1
Interest only payments
Extended maturity	306	7
Multiple modifications	370	60
Home equity
Interest rate reduction	29	1
Total	$26,340	$3,722

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

December 31, 2011:

		Allowance for
	Recorded	Loan Losses
	Investment	Allocated
Commercial:
Interest only payments	$500	$24
Extended maturity	489	281
Multiple modifications	332	12
Construction:
Extended maturity	926	320
Multiple modifications	5,333	80
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	8,710	887
Other nonfarm/nonresidential
Interest rate reduction	8,070	616
Interest only payments	206	4
Multiple modifications	1,127	87
Residential real estate:
Secured by first liens
Interest rate reduction	100	7
Interest only payments	124	8
Extended maturity	307	4
Multiple modifications	373	29
Home equity
Interest rate reduction	30	1
Consumer
Interest rate reduction	8	-
Total	$26,635	$2,360

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms. The following table summarizes the Company’s TDR’s by class, modification type and performance as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012:			Total TDRs
			Not
	TDRs Greater than		Performing	Total TDRs
	30 Days Past Due		to	Defaulted Within
	and	TDRs on	Modified	12 Months of
	Still Accruing	Nonaccrual	Terms	Modification
Commercial:
Interest only	$-	$458	$458	$458
Multiple modifications	-	100	100	100
Construction:
Extended maturity	-	595	595	595
Multiple modifications	-	2,656	2,656	2,656
Commercial real estate:
Other nonfarm/nonresidential
Multiple modifications	-	1,127	1,127	1,127
Residential:
Secured by first liens
Extended maturity	306	-	306	306
Multiple modifications	-	202	202	-
Total	$306	$5,138	$5,444	$5,242

December 31, 2011:			Total TDRs
			Not
	TDRs Greater than		Performing	Total TDRs
	30 Days Past Due		to	Defaulted Within
	and	TDRs on	Modified	12 Months of
	Still Accruing	Nonaccrual	Terms	Modification
Commercial:
Interest only	$-	$500	$500	$500
Extended maturity	1	248	249	249
Multiple modifications	262	-	262	262
Construction:
Extended maturity	-	510	510	510
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	-	-	-
Other nonfarm/nonresidential
Multiple modifications	-	1,127	1,127	1,127
Residential:
Secured by first liens
Multiple modifications	111	-	111	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	$374	$2,385	$2,759	$2,648

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

During the period ending June 30, 2012, the terms of 1 loan were modified as a troubled debt restructuring. The modification of the term of the loan was from principal and interest payments to interest only payments for a period of 4 months.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The following table presents loans by class modified as TDRs during the six months ending June 30, 2012 and their performance, by modification type (in thousands):

		Pre-	Post-
		Modification	Modification	TDRs	TDRs Not
		Outstanding	Outstanding	Performing	Performing to
	Number of	Recorded	Recorded	to Modified	Modified
	Loans	Investment	Investment	Terms	Terms
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	1	$201	$201	$201	$-

There were no loans modified during the three months June 30, 2012 that were classified as TDRs.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. On a monthly basis, the Company reviews its loans that are risk rated Watch, Special Mention, Substandard, or Doubtful to determine they are properly classified. In addition, the Company reviews loans rated as a “pass” that have exhibited signs that may require a classification change, such as past due great than 30 days and other relevant information including: loan officer recommendations, knowledge of specific borrower circumstances, and receipt of borrower financial statements. The Company uses the following definitions for risk ratings:

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

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans. The risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2012 and December 31, 2011 is as follows:

June 30, 2012:

		Special
	Watch	Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$8,915	$630	$633	$803	$88,727	$99,708
Construction	9,370	-	3,626	8,664	20,449	42,109
Commercial real estate:
Owner occupied nonfarm/nonresidential	1,494	199	1,121	9,419	85,760	97,993
Other nonfarm/nonresidential	5,941	-	8,399	2,909	64,325	81,574
Residential real estate:
Secured by first liens	2,109	306	2,930	2,246	118,486	126,077
Home equity	194	-	1,079	110	42,734	44,117
Consumer	30	-	124	42	6,748	6,944
Total	$28,053	$1,135	$17,912	$24,193	$427,229	$498,522

December 31, 2011:

		Special
	Watch	Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$5,261	$653	$742	$1,209	$93,019	$100,884
Construction	9,787	-	3,225	8,153	23,557	44,722
Commercial real estate:
Owner occupied nonfarm/nonresidential	1,835	988	9,075	1,009	79,941	92,848
Other nonfarm/nonresidential	5,779	213	8,648	2,705	60,530	77,875
Residential real estate:
Secured by first liens	2,145	385	3,813	1,720	122,991	131,054
Home equity	1,149	-	386	300	42,997	44,832
Consumer	87	-	176	27	7,469	7,759
Total	$26,043	$2,239	$26,065	$15,123	$430,504	$499,974

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Deposits

Deposits at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)

Demand (NOW)	$98,164	$92,683
Money market accounts	125,913	134,818
Savings	38,396	36,010
Individual retirement accounts	27,966	28,375
Certificates of deposit, $100,000 and over	77,789	69,873
Other certificates of deposit	91,667	91,722

Total interest bearing deposits	459,895	453,481

Total non-interest bearing deposits	149,445	127,877

Total deposits	$609,340	$581,358

5.	Earnings Per Common Share

Earnings per common share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except for share and per share amounts)
Basic:
Net income	$1,954	$1,855	$3,789	$3,643
Less: Preferred stock dividend and amortization of discount	(244)	(267)	(470)	(533)
Net income available to common shareholders	$1,710	$1,588	$3,319	$3,110
Average shares outstanding	3,359,829	3,313,947	3,358,148	3,310,222
Net income per common share, basic	$0.51	$0.48	$0.99	$0.94

Diluted:
Net income available to common shareholders	$1,710	$1,588	$3,319	$3,110
Average shares:
Common shares outstanding for basic	3,359,829	3,313,947	3,358,148	3,310,222
Add: Dilutive effect of outstanding warrants	-	109,997	-	122,952
Average shares and dilutive potential common shares	3,359,829	3,423,944	3,358,148	3,433,174
Net income per common share, diluted	$0.51	$0.46	$0.99	$0.91

Stock options for 168,100 shares of common stock were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2012 because their effect was antidilutive. This compares to stock options for 189,200 and 192,700 shares of common stock that were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2011.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Earnings Per Common Share (Continued)

Deferred stock units totaling 38,000 were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2011 because all of the conditions necessary for issuance of common stock had not been met as of those dates.

Restricted share awards of 37,022 and 33,022 common shares were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2012 and 2011, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

6. Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee. Non-employee directors are eligible to receive only nonqualified stock options. We may grant stock options under the current plan for an additional 163,195 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2012 and December 31, 2011 was $0. There was $0 in total compensation cost related to unvested options not recognized at June 30, 2012 and December 31, 2011, respectively. The Company recognized $0 in expense for stock options for the three and six months ended June 30, 2012 and 2011. The Company has options vested of 168,100 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 3.7 years as of June 30, 2012. During the six months ended June 30, 2012, no options were granted, forfeited, or expired.

For the three and six months ended June 30, 2012, we recognized $47,000 and $105,000 in expense for restricted stock awards, respectively. We did not grant restricted stock awards during the first six months of 2012. The fair value of the restricted stock awards was calculated based on the Company’s stock price at the date of issuance. There were no forfeitures during the first six months of 2012. At June 30, 2012, there were 37,022 outstanding and unvested restricted stock awards. For the three and six months ended June 30, 2011, we recognized $41,000 and $68,000 in expense for restricted stock awards, respectively.

For the three and six months ended June 30, 2012, we recognized $0 of expense for deferred stock units. For the three and six months ended June 30, 2011, we recognized $78,000 and $115,000 of expense for deferred stock units, respectively. During the first six months of 2012 there were no deferred stock units granted or forfeited.

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies are determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers. The fair values of our collateralized debt obligations are determined by the Company’s accounting department and reviewed by the Chief Financial Officer (CFO). We provide our estimate of default for each issuer, which ranges from 100% loss to 0.40% loss at June 30, 2012, to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions. To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates ranging from 11.96% to 35.11% (26.95% weighted average rate) depending on the security. The discount rates were determined utilizing a risk free rate of three month Libor plus 300 bps (3.46% at 6/30/12), which includes a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2012):
Available for sale securities:
State and municipal	$79,654	$—	$79,595	$59
U.S. Government sponsored entities and agencies	1,857	—	1,857	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	140,670	—	140,670	—
Collateralized debt obligations, including trust preferred securities	906	—	—	906
Mutual Funds	258	—	258	—

Total available for sale securities	$223,345	$—	$222,380	$965

Assets (December 31, 2011):
Available for sale securities:
State and municipal	$76,527	$—	$76,375	$152
Residential mortgage-backed securities issued by U.S. Government sponsored entities	121,027	—	121,027	—
Collateralized debt obligations, including trust preferred securities	937	—	—	937
Mutual Funds	255	—	255	—

Total available for sale securities	$198,746	$—	$197,657	$1,089

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of period	$846	$1,395	$96	$-
Principal paydowns	(18)	-	(37)	-
Net unrealized gain (loss) included in other comprehensive income	78	72	-	-
Balance, end of period	$906	$1,467	$59	$-

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of period	$937	$1,359	$152	$-
Principal paydowns	(44)	-	(93)	-
Net unrealized gain (loss) included in other comprehensive income	13	108	-	-
Balance, end of period	$906	$1,467	$59	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three month periods ended June 30 for level 3 assets that are still held at June 30:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended June 30 Collateralized Debt Obligations, Including Trust Preferred Securities		Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended June 30 State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Interest income on securities	$32	$15	$1	$-
Other changes in fair value	-	-	-	-
Total	$32	$15	$1	$-

The table below summarizes changes in unrealized gains and losses recorded in earnings for the six month periods ended June 30 for level 3 assets that are still held at June 30:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Six Months Ended June 30 Collateralized Debt Obligations, Including Trust Preferred Securities		Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Six Months Ended June 30 State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Interest income on securities	$48	$29	$2	$-
Other changes in fair value	-	-	-	-
Total	$48	$29	$2	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

	Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2012):
Impaired loans:
Commercial	$588	$—	$—	$588
Construction	5,349	—	—	5,349
Commercial real estate:
Owner Occupied nonfarm/nonresidential	7,319	—	—	7,319
Other nonfarm/nonresidential	8,297	—	—	8,297
Residential real estate:
Secured by first liens	1,074	—	—	1,074
Home equity	30	—	—	30
Consumer	36	—	—	36

Foreclosed and repossessed assets:
Construction	1,962	—	—	954
Commercial real estate:
Owner Occupied nonfarm/nonresidential	499	—	—	499
Other nonfarm/nonresidential	1,671	—	—	1,671
Residential real estate:
Secured by first liens	1,228	—	—	1,228
Consumer	11	—	—	11

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

	Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (December 31, 2011):
Impaired loans:
Commercial	$872	$—	$—	$872
Construction	6,248	—	—	6,248
Commercial real estate:
Owner Occupied nonfarm/nonresidential	8,096	—	—	8,096
Other nonfarm/nonresidential	9,375	—	—	9,375
Residential real estate:
Secured by first liens	1,336	—	—	1,336
Home equity	23	—	—	23
Consumer	34	—	—	34

Foreclosed and repossessed assets:
Construction	2,118	—	—	2,118
Commercial real estate:
Other nonfarm/nonresidential	1,865	—	—	1,865
Residential real estate:
Secured by first liens	1,092	—	—	1,092
Consumer	1	—	—	1

The Company measures loans for impairment using the fair value of the collateral for collateral-dependent loans. The Company’s impaired loans totaled $37.4 million as of June 30, 2012, which included collateral-dependent loans with a carrying value of $28.3 million. As of June 30, 2012, the Company’s collateral dependent loans had a valuation allowance of $4.5 million, resulting in a provision for loan losses of $922,000 and $2.1 million for the three and six months ended June 30, 2012, respectively. The Company recognized provision for loan losses of $353,000 and $959,000 for the three and six months ended June 30, 2011, respectively, for collateral dependent loans.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter. During the three and six months ended June 30, 2012 and 2011, the Company did not recognize charges to write down foreclosed and repossessed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Fair Value	Valuation	Unobservable	Range (Weighted
	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Commercial	$588	Sales comparison approach	Adjustments for differences between comparable sales	0%-60% (15%)
Construction	7,319	Income capitalization approach	Capitalization rate	18%-23% (21%)
		Sales comparison approach	Adjustments for differences between comparable sales	12%
Commercial real estate	14,771	Income capitalization approach	Capitalization rate	12%-38% (32%)
		Sales comparison approach	Adjustments for differences between comparable sales	23%-36% (24%)
Residential real estate	1,104	Sales comparison approach	Adjustments for differences between comparable sales	14%-36% (25%)
Consumer	36	Sales comparison approach	Adjustments for differences between comparable sales	14%-36% (25%)
Foreclosed and repossessed assets:
Construction	$1,962	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	10%-68% (38%)
Commercial real estate	2,170	Sales comparison approach	Adjustments for differences between comparable sales	0%-50% (27%)
Residential real estate	1,228	Sales comparison approach	Adjustments for differences between comparable sales	0%-71% (24%)
Consumer	11	Sales comparison approach	Adjustments for differences between comparable sales	42%

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at June 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2012:
Financial assets:
Cash and due from financial institutions	$13,999	$13,999	$—	$—	$13,999
Interest-bearing deposits in other financial institutions	42,882	42,882	—	—	42,882
Loans held for sale	313	—	316	—	316
Loans, net	487,413	—	—	501,015	501,015
Accrued interest receivable	3,225	—	1,090	2,135	3,244
Federal Home Loan Bank and Federal Reserve Stock	6,011	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	609,340	—	610,143	—	610,143
Other borrowings	56,004	—	54,678	—	54,678
Federal Home Loan Bank Advances	55,000	—	54,768	—	54,768
Subordinated debentures	17,000	—	—	10,256	10,256
Accrued interest payable	300		284	16	300

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

	Carrying Amount	Fair Value
	(in thousands)
December 31, 2011:
Financial assets
Cash and due from financial institutions	$15,166	$15,166
Interest-bearing deposits in other financial institutions	30,297	30,297
Loans held for sale	1,154	1,166
Loans, net of allowance for loan losses and impaired loans	460,302	472,612
Accrued interest receivable	3,196	3,196
Federal Home Loan Bank and Federal Reserve Stock	5,952	n/a

Financial liabilities
Deposits	581,358	569,892
Other borrowings	50,879	49,165
Federal Home Loan Bank Advances	55,000	55,825
Subordinated debentures	17,000	10,403
Accrued interest payable	329	329

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

Financial Condition

Total assets increased by $29.5 million to $826.9 million as of June 30, 2012 from $797.4 million at December 31, 2011. The increase was mostly attributable to increases in interest-bearing deposits in other financial institutions of $12.6 million and $24.6 million in securities available for sale. Total deposits increased by $28.0 million as non interest-bearing deposits increased by $21.6 million to $149.4 million and interest-bearing deposits increased to $459.9 million as of June 30, 2012. During the first six months of 2012, the Company utilized the net cash inflows from the growth in deposits to increase interest bearing deposits in other financial institutions and securities available for sale.

Net loans decreased to $487.4 million as of June 30, 2012 from $489.7 million as of December 31, 2011. The decrease in net loans was due to soft loan demand in the Company’s market area as loan originations have not kept pace with repayments. In addition, the Company charged-off $1.7 million in loans, recorded provision for loan losses of $2.5, and transferred $3.0 million in loans to foreclosed assets during the first half of 2012 (see the “Allowance and Provision for Loan Losses” section of management’s discussion and analysis for further information on charge-off activity and credit quality).

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Securities available for sale increased from December 31, 2011 to $223.3 million as of June 30, 2012 as purchases totaled $77.2 million for the first six months of 2012 while sales equaled $40.2 million and maturities, prepayments and calls were $14.2 million. The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Net Income. Net income available to common shareholders was $1.7 million for the three months ended June 30, 2012 as compared to $1.6 million for the equivalent period in 2011. Basic and diluted earnings per common share increased to $0.51 per common share for the second quarter of 2012 from $0.48 and $0.46 per common share in the same period in 2011, respectively. The increase in net income available to common shareholders was due to an increase in net interest income of $216,000 and a decrease in income tax expense of $165,000 offset primarily by an increase in non-interest expense of $290,000. The annualized return on average assets and average shareholders’ equity were 0.96% and 9.47% for the three months ended June 30, 2012, respectively.

Net income available to common shareholders for the six month period ended June 30, 2012 increased to $3.3 million from $3.1 million in the equivalent period in 2011. Basic and diluted earnings per common share were $0.99 in 2012, an increase from $0.94 and $0.90 in 2011. The increase in earnings was due to an increase in net interest income of $552,000 and non-interest income of $391,000 and a decrease in income tax expense $257,000, offset by increases in provision for loan losses of $729,000 and non-interest expense of $325,000. The annualized return on average assets and shareholders’ equity were 0.95% and 9.27% for the six months ended June, 2012.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income. Net interest income for the second quarter of 2012 increased to $7.3 million from $7.1 million in 2011 while the Company’s net interest margin on a fully taxable equivalent basis increased to 4.09% from 4.08%.  The increase in net interest income was achieved through a reduction on the average cost of interest-bearing liabilities to 0.75% in 2012 from 1.06% in 2011 while the yield on interest earning assets decreased to 4.68% from 4.95% for the same periods.  The Company’s yield on loans increased slightly in 2012 to 5.44% from 5.42% in 2011 due to measures taken to maintain loan yield in a low rate environment including rate floors and pricing discipline on new credits. The yield on taxable securities declined from 3.00% in 2011 to 2.12%in 2012 while the average balances increased to $153.4 million in 2012 from $147.3 million in 2011. The Company sold securities throughout 2012 and 20112 resulting in gains of $438,000 in the second quarter of 2012 and $469,000 in 2011 to augment income and reinvested the proceeds in securities. The result has been a compression of the yield in the taxable security portfolio as higher-yielding taxable securities have been replaced with lower securities. The most significant reason for the increase in the Company’s net interest income and margin was the reduction in cost of interest-bearing, specifically the cost of time deposits and savings and other deposit costs. The cost of time deposits decreased from 1.39% for the second quarter of 2011 to 0.81% in 2012 as the Company lowered its offering rates for new and maturing accounts while the cost of savings and other deposit accounts decreased to 0.31% from 0.48% over the same period. Due to net loan repayments and positive cash flows from operations, management has been able to lower its offering rates on all deposit products while maintaining the average balance at relatively consistent levels.

Net interest income for the six months ended June 30, 2012 increased to $14.6 million from $14.0 million in 2011 while the net interest margin on a fully taxable equivalent basis increased to 4.17% in 2012 from 4.04% in 2011. The increase in net interest margin was the result of a decrease in the cost of interest-bearing liabilities to 0.76% for the first six months of 2012 from 1.11% in 2011, offset by a decrease in the yield on interest earning assets from 4.94% to 4.77% over the same period. The largest component of the Company’s interest earning assets, loans, had an average balance of $499.9 million and an average yield of 5.46% for 2012 as compared to an average balance and yield of $507.4 million and 5.47% in 2011. The yield on taxable investment securities declined to 2.23% for the six months ended 2012 from 3.03% in 2011 due to sales of higher yielding securities that were replaced by lower yielding purchases. During the first half of 2012, the Company sold $40.2 million of securities, realizing gains of $1.2 million and purchased $77.2 million of securities during the same period. The cost of interest bearing liabilities declined during the same period as most categories were lower in 2012 as compared to 2011, most significant of which were time deposits and savings and other. The cost of time deposits declined to 0.83% on an average balance of $197.5 million in 2012 from 1.45% and $219.5 million in 2011. The Company has lowered its offering rates for time deposits which has resulted in a lower average cost, but has also led to a reduction in accounts.

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

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$18,756	$14	0.29%	$5,815	$6	0.40%
Taxable securities	153,384	812	2.12	147,270	1,102	3.00
Tax-exempt securities	71,094	1,091	6.16	57,519	930	6.48
Total loans and fees (1) (2)	499,216	6,774	5.44	507,224	6,849	5.42
FHLB and Federal Reserve stock	6,003	50	3.31	6,642	46	2.76
Total earning assets	748,453	8,741	4.68	724,470	8,933	4.95

Less: Allowance for loan losses	(10,863)			(11,022)
Non-earning assets:
Cash and due from banks	15,630			15,481
Bank premises and equipment, net	13,759			13,616
Other assets	45,608			38,950
Total assets	$812,587			$781,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$258,838	$202	0.31%	$266,606	$322	0.48%
Time deposits	201,045	406	0.81	210,613	729	1.39
Other borrowings	54,634	170	1.25	51,797	194	1.50
FHLB advances	55,000	215	1.57	45,055	219	1.95
Subordinated debentures	17,000	110	2.60	17,000	102	2.41
Total interest-bearing liabilities	586,517	1,103	0.75	591,071	1,566	1.06

Non-interest bearing liabilities:
Non-interest demand deposits	137,577			120,096
Accrued interest payable and other liabilities	5,767			3,664
Stockholders’ equity	82,726			66,664
Total liabilities and stockholders’ equity	$812,587			$781,495

Net interest income (taxable equivalent basis)		$7,638			$7,367
Less: taxable equivalent adjustment		(371)			(316)
Net interest income		$7,267			$7,051
Net interest spread			3.93%			3.88%
Net interest margin			4.09			4.08

(1)	The amount of direct loan origination cost included in interest on loans was $72 and $182 for the three months ended June 30, 2012 and 2011.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$16,484	$25	0.30%	$11,719	$15	0.26%
Taxable securities	144,427	1,609	2.23	149,892	2,255	3.03
Tax-exempt securities	70,757	2,183	6.19	56,181	1,821	6.54
Total loans and fees (1) (2)	499,945	13,620	5.46	507,429	13,762	5.47
FHLB and Federal Reserve stock	5,978	98	3.28	6,724	95	2.84
Total earning assets	737,591	17,535	4.77	731,945	17,948	4.94

Less: Allowance for loan losses	(10,660)			(10,894)
Non-earning assets:
Cash and due from banks	14,563			13,764
Bank premises and equipment, net	13,730			13,625
Other assets	44,495			38,592
Total assets	$799,720			$787,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$258,158	$392	0.30%	$265,893	$644	0.49%
Time deposits	197,534	816	0.83	219,525	1,578	1.45
Other borrowings	53,260	343	1.29	50,749	390	1.55
FHLB advances	54,835	435	1.59	45,884	481	2.11
Subordinated debentures	17,000	223	2.63	17,000	204	2.42
Total interest-bearing liabilities	580,787	2,209	0.76	599,051	3,297	1.11

Non-interest bearing liabilities:
Non-interest demand deposits	130,983			120,147
Accrued interest payable and other liabilities	5,956			2,578
Stockholders’ equity	81,994			65,256
Total liabilities and stockholders’ equity	$799,720			$787,032

Net interest income (taxable equivalent basis)		$15,326			$14,651
Less: taxable equivalent adjustment		(742)			(619)
Net interest income		$14,584			$14,032
Net interest spread			4.00%			3.83%
Net interest margin			4.17			4.04

(1)	The amount of direct loan origination cost included in interest on loans was $146 and $377 for the six months ended June 30, 2012 and 2011.

(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

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

	Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011 Increase/(Decrease) Due to			Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$8	$10	$(2)	$10	$7	$3
Taxable securities	(290)	44	(334)	(646)	(80)	(566)
Tax-exempt securities	161	210	(49)	362	453	(91)
Total loans and fees	(75)	(109)	34	(142)	(204)	62
FHLB and Federal Reserve stock	4	(5)	9	3	(11)	14
Total increase (decrease) in interest income	(192)	150	(342)	(413)	165	(578)
Interest expense:
Savings and other	(120)	(9)	(111)	(252)	(18)	(234)
Time Deposits	(323)	(32)	(291)	(762)	(145)	(617)
Other borrowings	(24)	10	(34)	(47)	19	(66)
FHLB advances	(4)	43	(47)	(46)	84	(130)
Subordinated debentures	8	-	8	19	-	19
Total increase (decrease) in interest expense	(463)	12	(475)	(1,088)	(60)	(1,028)
Increase (decrease) in net interest income	$271	$138	$133	$675	$225	$450

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

Summary of Loan Loss Experience:

	Three Months Ended June 30,		Six Months Ended June 30,
Activity for the period ended:	2012	2011	2012	2011
	(In thousands)
Beginning balance	$10,841	$10,881	$10,234	$10,864
Charge-offs:
Residential real estate	(128)	(282)	(183)	(364)
Commercial real estate	(198)	-	(198)	(16)
Construction	(110)	-	(443)	(19)
Commercial business	(164)	(615)	(506)	(1,197)
Home equity	(73)	-	(283)	(99)
Consumer	(49)	(75)	(116)	(186)
Total	(722)	(972)	(1,729)	(1,881)

Recoveries:
Residential real estate	-	6	-	7
Commercial real estate	9	6	26	12
Construction	-	-	-	2
Commercial business	19	38	52	75
Home equity	-	11	25	12
Consumer	18	32	51	101
Total	46	93	154	209
Net loan charge-offs	(676)	(879)	(1,575)	(1,672)
Provision for loan losses	944	911	2,450	1,721

Ending balance	$11,109	$10,913	$11,109	$10,913

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Provision for loan losses increased to $944,000 for the second quarter of 2012 from $911,000 in 2011 and to $2.5 million from $1.7 million for the first six weeks of 2012. Net charge-offs for the three month period ended June 30, 2012 decreased to $676,000 from $879,000 in 2011 and decreased to $1.6 million for the six month period in 2012 from $1.7 million in 2011. The Company’s provision for loan losses for the three and six month periods continues to be impacted by elevated levels of non-performing loans of $15.5 million other problem loan credits and changes in loss exposure for specific credits. In addition, the previously mentioned levels of non-performing and problem loans have all remained at elevated levels as compared to December 31, 2011 resulting in added provision to cover the probable incurred credit losses. As of June 30, 2012 and December 31, 2011, the Company had a total of $71.3 million in classified loans, with a large increase in the amount of loans classified as “doubtful”, the Company’s most severe loan classification (see Note 3 to the Company’s consolidated financial statements for a description of loan classifications and other loan information). The increase in doubtful loans was primarily due to the migration of a large commercial real estate relationship of $8.7 million to doubtful during the period which contributed the majority of the $1.8 million in provision for loan losses in the commercial real estate portfolio. The relationship is classified as a troubled debt restructuring and was current as of June 30, 2012. Non-accrual loans have decreased slightly to $15.5 million as of June 30, 2012 from $15.8 million at December 31, 2011. Non-accrual construction loans continue to have the highest rate of delinquency as compared to the Company’s other classes of loans, with $8.4 million of the $15.5 million loans on non-accrual, or 54.8% of the total. The Company has allocated $1.1 million as of June 30, 2012 for probable incurred losses on construction loans. As of June 30, 2012, the Company had allocated $6.5 million for loans collectively evaluated for impairment and $4.6 million for loans individually evaluated for impairment as compared to $6.6 million and $3.7 million at December 31, 2011, respectively. The increase in the allocation for loans individually evaluated for impairment from December 31, 2011 to June 30, 2012 was primarily attributable to the aforementioned commercial real estate relationship.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Federal regulations require insured institutions to classify their assets on a regular basis. The regulations provide for three categories of classified loans: substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies. As of June 30, 2012, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

Non-performing assets. Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. TDR’s totaled $26.3 million and $26.6 million at June 30, 2012 and December 31, 2011, while $5.1 million and $2.4 million were included in the Company’s non-accrual loans as of the same dates, respectively.

	June 30, 2012	December 31, 2011
	(In thousands)

Loans on non-accrual status	$15,547	$15,772
Loans past due over 90 days still on accrual	-	-
Total non-performing loans	15,547	15,772
Foreclosed and repossessed assets	5,371	5,076
Total non-performing assets	$20,918	$20,848

Non-performing loans to total loans	3.12%	3.15%
Non-performing assets to total assets	2.53	2.61
Allowance as a percent of non-performing loans	71.45	64.89
Allowance as a percent of total loans	2.23	2.05

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income for the second quarter in 2012 was $2.0 million as compared to $1.9 million in 2011, an increase of $41,000. The increase was attributable to an increase in mortgage banking income of $33,000 and other income of $50,000, offset by decreases in service charges on deposit accounts of $33,000 and net gains on sales of securities available for sale of $31,000. Mortgage banking income increased to $80,000 for the second quarter of 2012 as compared to $47,000 in 2011 as the Company’s volume of loans sold has increased due to historically low interest rates. Other income increased to $144,000 in 2012 compared to $94,000 in 2011 due to an increase income associated with its card payment processor as the result of renegotiating the contract. Services charges on deposit accounts decreased to $838,000 in 2012 from $871,000 in 2011 mostly due to a decline in non-sufficient funds fee income due to recently enacted regulatory changes. The Company has implemented new fees to offset the decrease including paper statement fees which has mitigated most of the decline. The Company recognized gains on sales of securities available for sale of $438,000 in 2012 on sales of $15.9 million during the quarter as compared to $469,000 in 2011 (see further discussion in Net Interest Margin section of Management’s Discussion and Analysis).

Non-interest income for the six months ended June 30, 2012 and 2011 was $4.3 million and $3.9 million, respectively, as all categories increased during 2012, the most significant of which were service charges on deposit accounts, net gains on sales of available for sale securities, mortgage banking income, and other income. Service charges on deposit accounts increased to $1.7 million in 2012 from $1.6 million in 2011 as a decrease in non-sufficient fee income was fully offset by increases in account fees on deposits and surcharges for ATM usage. The Company’s gains on sales of securities available for sale increased to $1.2 million for 2012 on sales of $40.2 million as compared to gains $1.1 million on $45.1 million in sales in 2011 (see further discussion in Net Interest Margin section of Management’s Discussion and Analysis). Mortgage banking income increased to $173,000 in 2012 from $92,000 for the equivalent period in 2011 due to low interest rates which generated higher demand. Other income was $301,000 for the first six months of 2012, an increase of $72,000 from 2011 due to the aforementioned renegotiated contract with its card payment processor.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest expense. Non-interest expense for the three months ended June 30, 2012 was $6.0 million compared to $5.7 million for the same period in 2011 as increases in salaries and employee benefits of $87,000, foreclosed assets, net of $256,000, and other expenses of $94,000 were offset by reductions in FDIC insurance premiums of $104,000. Salaries and employee benefits increased to $3.0 million in 2012 from $2.9 million as the number of full time equivalent employees remained at 195. The increase was attributable to increases in base compensation for employees and bonus accrual, offset by a reduction in stock based compensation. Foreclosed assets, net expense increased to $352,000 in 2012 from $96,000 in 2011 as the Company incurred net losses on sales of $104,000 and other expenses of $251,000 (including payments for property taxes and maintenance) in 2012. The increase was attributable to the payment of delinquent property taxes during the quarter for one property. Other expenses increased to $609,000 in the second quarter of 2012 as compared to $515,000 for the same period in 2011 due mostly to an increase in debit card losses during the period. FDIC insurance premiums declined to $140,000 for the three month period ended June 30, 2012 from $244,000 in 2011 due to changes in the method of assessment between the periods. Beginning with the second quarter of 2011, the FDIC changed the base on which premiums were assessed from the amount of deposits to average assets less tangible average equity and the corresponding assessment rate which significantly lowered the amount of premiums paid by the Company.

Non-interest expense for the six months ended June 30, 2012 increased to $11.9 million from $11.5 million in 2011 as increases in salaries and employee benefits of $186,000, foreclosed assets, net of $309,000, and other expenses of $118,000 were offset by decreases in FDIC insurance premiums of $193,000. Salaries and employee benefits increased to $6.1 million for the first six months of 2012 as compared to $6.0 million in 2011 due mostly to increases in base compensation and accrued expense for bonuses, offset by a decrease in stock based compensation. Foreclosed assets, net increased to $484,000 for the first six months of 2012 from $175,000 in 2011 due to net losses incurred in 2012 of $150,000 compared to net gains of $20,000 in 2011 and other foreclosed asset expenditures (property taxes and maintenance) of $344,000 as compared to $216,000, respectively. Other expenses increased to $1.2 million in 2012 from $1.1 million due to increases in conferences and training expenditures and debit card and robbery losses. FDIC insurance premiums decreased to $317,000 for the first six months in 2012 as compared to $510,000 for the same period in 2011 due to changes in the both the assessment methodology described above.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Income tax expense. Income tax expense was $371,000 for the three month period ended June 30, 2012 as compared to $536,000 for the equivalent period in 2011. The effective tax rate for the quarter ended June 30, 2012 was 16.0% as compared to 22.4% in 2011. The decrease in effective tax rate and income tax provision between the two periods was due to the tax benefits recorded in the second quarter associated with the Company’s investment in a low income housing project and the associated tax credits. In addition, the Company’s tax exempt income from municipal securities increased from 2011 by $106,000.

Income tax expense for the six months ended June 30, 2012 was $773,000, with an effective tax rate of 16.9% compared to $1.0 million with an effective tax rate of 22.0% in 2011. The change in income tax expense and effective tax rate was the same as discussed in the income tax expense for the three month periods above.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2012, we had cash and interest-bearing deposits with banks of $56.9 million and securities available-for-sale with a fair value of $223.3 million. If we require funds beyond the funds we are able to generate internally, we have $55.0 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $34.0 million.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2012, Your Community Bank and Scott County State Bank were each well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

June 30, 2012:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	17.9%	16.6%	11.8%
Your Community Bank	17.7%	16.5%	11.9%
Scott County State Bank	19.8%	18.5%	12.0%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2011:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	17.5%	16.3%	11.7%
Your Community Bank	17.1%	15.9%	11.7%
Scott County State Bank	20.0%	18.8%	12.2%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

We have been repurchasing shares of our common stock since May 21, 1999. A net total of 501,377 shares at an aggregate cost of $8.6 million have been repurchased since that time under both the current and prior repurchase plans. Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased. Through June 30, 2012, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at June 30, 2012 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2011 and June 30, 2012 within the model to estimate their combined effects on net interest income over a one-year horizon. In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps. A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely. We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of June 30, 2012 our net interest income would decrease by an estimated 1.1%, or $318,000, over the one year forecast horizon. As of December 31, 2011, in the Up 200 Scenario we estimated that net interest income would decrease $55,000, over a one year forecast horizon ending December 31, 2012.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2012 and December 31, 2011, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2012 and ending on June 30, 2013:

	Interest Rate Sensitivity as of June 30, 2012
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$27,091	$27,827
Investments	5,983	6,105
FHLB and FRB stock	163	163
Interest-bearing deposits in other financial institutions	103	414
Total interest Income	33,340	34,509

Projected interest expense:
Deposits	1,845	2,626
Federal funds purchased, line of credit and repurchase agreements	374	892
FHLB advances	770	816
Subordinated debentures	437	579
Total interest expense	3,426	4,913
Net interest income	$29,914	$29,596

Change from base		(318)
Percent change from base		(1.06)%

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2011 and ending December 31, 2012:

	Interest Rate Sensitivity as of December 31, 2011
	Base	Gradual Increase in Rates of 200 Basis Points
Projected interest income:
Loans	$27,912	$28,741
Investments	5,969	6,110
FHLB and FRB stock	165	165
Interest-bearing deposits in other financial institutions	104	226
Total interest income	43	175
	34,193	35,417
Projected interest expense:
Deposits
Federal funds purchased, line of credit and Repurchase agreements	2,048	2,790
FHLB advances	603	1,028
Subordinated debentures	871	900
Total interest expense	453	536
Net interest income	3,975	5,254
	$30,218	$30,163
Change from base
% Change from base		$(55)
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

Changes in Internal Control over Financial Reporting

There was no change in CBIN’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, CBIN’s internal control over financial reporting.

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

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: August 14, 2012	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2012	BY:	/s/ Paul. A. Chrisco
Paul A. Chrisco
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

COMMUNITY BANK SHARES OF INDIANA, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011, (iv) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 and (vi) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

*To be filed by amendment within 30 days pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

