Form 10-Q/A
period 2012-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2012-08-28
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

We are amending our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 to add Exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T.

2

PART II

OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

101*	The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011, (iv) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 and (vi) Notes to Consolidated Financial Statements.

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: August 28, 2012	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 28, 2012	BY:	/s/ Paul. A. Chrisco
Paul A. Chrisco
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)

4

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

5