Form 10-Q
period 2012-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2012-11-14
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$12,030	$15,166
Interest-bearing deposits in other financial institutions	10,917	30,297
Securities available for sale	250,057	198,746
Loans held for sale	1,926	1,154
Loans, net of allowance for loan losses of $8,255 and $10,234	464,295	489,740
Federal Home Loan Bank and Federal Reserve stock	6,011	5,952
Accrued interest receivable	3,260	3,196
Premises and equipment, net	13,816	13,780
Company owned life insurance	20,532	20,012
Other intangible assets	693	865
Foreclosed and repossessed assets	11,055	5,076
Prepaid FDIC insurance premium	2,549	2,999
Settlement receivable for security sales	8,342	3,371
Other assets	5,866	7,000
Total Assets	$811,349	$797,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$147,728	$127,877
Interest-bearing	454,831	453,481
Total deposits	602,559	581,358
Other borrowings	52,112	50,879
Federal Home Loan Bank advances	40,000	55,000
Subordinated debentures	17,000	17,000
Accrued interest payable	267	329
Settlement liability for security purchases	7,701	6,914
Other liabilities	5,790	6,389
Total liabilities	725,429	717,869

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2012 and 2011, respectively; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,366,854 and 3,327,484 outstanding in 2012 and 2011, respectively	386	386
Additional paid-in capital	44,118	44,488
Retained earnings	17,288	13,201
Accumulated other comprehensive income	4,703	2,666
Treasury stock, at cost (2012- 497,083 shares, 2011- 536,453 shares)	(8,575)	(9,256)
Total shareholders’ equity	85,920	79,485
Total Liabilities and Shareholders’ Equity	$811,349	$797,354

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share data)
Interest and dividend income
Loans, including fees	$6,653	$6,896	$20,273	$20,658
Taxable securities	687	841	2,296	3,096
Tax-exempt securities	723	628	2,164	1,830
Federal Home Loan Bank and Federal Reserve dividends	49	45	147	140
Interest-bearing deposits in other financial institutions	32	14	57	29
Interest and dividend income	8,144	8,424	24,937	25,753

Interest expense
Deposits	506	939	1,714	3,161
Other borrowings	164	178	507	568
Federal Home Loan Bank advances	219	216	654	697
Subordinated debentures	111	103	334	307
Interest expense	1,000	1,436	3,209	4,733
Net interest income	7,144	6,988	21,728	21,020

Provision for loan losses	851	971	3,301	2,692

Net interest income after provision for loan losses	6,293	6,017	18,427	18,328

Non-interest income
Service charges on deposit accounts	866	808	2,574	2,431
Commission income	43	38	125	118
Net gain on sales of available for sale securities	250	552	1,415	1,605
Mortgage banking income	103	69	276	161
Earnings on company owned life insurance	176	175	520	509
Interchange income	244	245	758	730
Other income	97	121	398	350
Non-interest income	1,779	2,008	6,066	5,904

Non-interest expense
Salaries and employee benefits	2,888	2,750	9,026	8,702
Occupancy	558	589	1,684	1,753
Equipment	244	261	754	804
Data processing	570	678	1,705	1,821
Marketing and advertising	79	60	211	172
Legal and professional service fees	398	297	1,190	1,125
FDIC insurance premiums	167	155	484	665
Foreclosed assets, net	302	265	786	440
Other expense	471	565	1,696	1,672
Total non-interest expense	5,677	5,620	17,536	17,154
Income before income taxes	2,395	2,405	6,957	7,078

Income tax expense	454	528	1,227	1,558

Net income	1,941	1,877	5,730	5,520

Preferred stock dividend and discount accretion	(163)	(561)	(633)	(1,094)

Net income available to common shareholders	$1,778	$1,316	$5,097	$4,426

Earnings per common share:
Basic	$0.53	$0.40	$1.52	$1.34
Diluted	$0.53	$0.38	$1.52	$1.29

Dividends per common share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$1,941	$1,877	$5,730	$5,520

Other comprehensive income (loss), net of tax
Unrealized gain on securities:
Unrealized gain arising during the period (net of tax of $683 and $1,107 for the three months ended September 30, respectively and $1,511 and $2,893 for the nine months ended September 30, respectively)	1,326	2,149	2,933	5,616
Reclassification adjustment for gains included in net income (net of tax of $85 and $188 for the three months ended September 30, respectively and $481 and $546 for the nine months ended September 30, respectively)	(165)	(364)	(934)	(1,059)
Net unrealized gain on securities	1,161	1,785	1,999	4,557

Defined benefit pension plans:
Net gain (loss) arising during the period (net of tax expense of $(10) and income tax benefit of $43 for the three months ended September 30, respectively and $(20) and $32 for the nine months ended September 30, respectively)	19	(65)	38	(62)

Total other comprehensive income	1,180	1,720	2,037	4,495

Comprehensive income	$3,121	$3,597	$7,767	$10,015

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2012	$28,000	$386	$44,488	$13,201	$2,666	$(9,256)	$79,485
Net income	—	—	—	5,730	—	—	5,730
Change in unrealized gain (losses) on securities available for sale, net of reclassifications and tax effects	—	—	—	—	1,999	—	1,999
Unrealized gain on pension benefits, net of tax effects	—	—	—	—	38	—	38
Cash dividends declared on common stock ($0.30 per share)	—	—	—	(1,010)	—	—	(1010)
Dividends on preferred stock	—	—	—	(633)	—	—	(633)
Issuance of treasury stock under dividend reinvestment plan	—	—	(25)	—	—	183	158
Issuance of stock award shares	—	—	(498)	—	—	498	—
Stock award expense	—	—	153	—	—	—	153
Balance, September 30, 2012	$28,000	$386	$44,118	$17,288	$4,703	$(8,575)	$85,290

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,730	$5,520
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,301	2,692
Depreciation and amortization	1,147	1,121
Net amortization of securities	1,033	605
Net gain on sales of available for sale securities	(1,415)	(1,605)
Mortgage loans originated for sale	(14,722)	(9,064)
Proceeds from mortgage loan sales	14,224	10,114
Net gain on sales of mortgage loans	(274)	(152)
Earnings on company owned life insurance	(520)	(509)
Shared based compensation expense	153	284
Net (gain) loss on disposition of premises and equipment	(36)	-
Net (gain) loss on disposition of foreclosed and repossessed assets	298	109
Net change in:
Accrued interest receivable	(64)	(104)
Accrued interest payable	(62)	(200)
Other assets	1,402	1,665
Other liabilities	(1,397)	382
Net cash from operating activities	8,798	10,858
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	19,380	22,390
Available for sale securities:
Sales	43,765	62,941
Purchases	(120,059)	(86,184)
Maturities, prepayments and calls	24,374	17,372
Loan originations and payments, net	12,347	4,681
Proceeds from the sale of foreclosed and repossessed assets	3,540	1,456
Purchases of premises and equipment	(1,032)	(905)
Proceeds from the sale of premises and equipment	43	-
Investment in company owned life insurance	-	(117)
Purchase of Federal Reserve and FHLB stock	(59)	-
Proceeds from redemption of Federal Reserve and FHLB stock	-	883
Net cash from investing activities	(17,701)	22,517
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	21,201	(30,893)
Net change in other borrowings	1,233	2,926
Proceeds from issuance of series B preferred stock	-	28,000
Repurchase of series A preferred stock	-	(19,468)
Proceeds from Federal Home Loan Bank advances	10,000	20,000
Repayment of Federal Home Loan Bank advances	(25,000)	(30,000)
Cash dividends paid on preferred shares	(815)	(812)
Cash dividends paid on common shares	(852)	(836)
Net cash from financing activities	5,767	(31,083)
Net change in cash and due from financial institutions	(3,136)	2,292
Cash and due from financial institutions at beginning of period	15,166	11,658
Cash and due from financial institutions at end of period	$12,030	$13,950

Supplemental cash flow information:
Interest paid	$3,271	$4,933
Income taxes paid, net of refunds	$1,765	$790

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	$9,976	$1,924
Issuance of treasury shares under dividend reinvestment plan	$183	$156
Sale and financing of foreclosed and repossessed assets	$165	$333
Security transactions in suspense, net (payable) receivable	$641	$(917)

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012:
Securities available for sale:
State and municipal	$73,098	$7,422	$(8)	$80,512
U.S. Government sponsored entities and agencies	1,592	26	-	1,618
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	163,254	3,598	(122)	166,731
Collateralized debt obligations, including trust preferred securities	4,011	-	(3,074)	936
Mutual funds	250	10	-	260
Total securities available for sale	$242,205	$11,056	$(3,204)	$250,057

December 31, 2011:
Securities available for sale:
State and municipal	$70,728	$5,803	$(4)	$76,527
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	118,876	2,190	(39)	121,027
Collateralized debt obligations, including trust preferred securities	4,069	-	(3,132)	937
Mutual funds	250	5	-	255
Total securities available for sale	$193,923	$7,998	$(3,175)	$198,746

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $1.7 million and $1.6 million for securities at September 30, 2012 and December 31, 2011.

Sales of available for sale securities were as follows.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In thousands)
Proceeds	$3,518	$17,803	$43,765	$62,941
Gross gains	250	552	1,415	1,605
Gross losses	-	-	-	-

The tax provision applicable to these realized gains amounted to $85,000 and $481,000 for the three and nine months ended September 30, 2012, respectively, and $188,000 and $546,000 for the three and nine months ended September 30, 2011, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.   Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at September 30, 2012 were as follows. Actual maturities may differ from contractual maturities if the issuers have the right to call their obligations. Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	September 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$59	$59
One to five years	2,434	2,567
Five to ten years	18,097	19,761
Beyond ten years	58,111	60,679
Residential mortgage-backed securities issued by U.S. Government sponsored entities	163,254	166,731
Mutual funds	250	260
Total	$242,205	$250,057

Securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
September 30, 2012
State and municipal	$1,017	$(8)	$-	$-	$1,017	$(8)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	23,101	(122)	-	-	23,101	(122)
Collateralized debt obligations, including trust preferred securities	-	-	936	(3,074)	936	(3,074)
Total temporarily impaired	$24,118	$(130)	$936	$(3,074)	$25,054	$(3,204)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
December 31, 2011
State and municipal	$561	$(4)	$-	$-	$561	$(4)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	26,297	(39)	-	-	26,297	(39)
Collateralized debt obligations, including trust preferred securities	-	-	937	(3,132)	937	(3,132)
Total temporarily impaired	$26,858	$(43)	$937	$(3,132)	$27,795	$(3,175)

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

As of September 30, 2012, the Company’s security portfolio consisted of 286 securities, 12 of which were in an unrealized loss position. The majority of the unrealized losses are in the Company’s collateralized debt obligations, as discussed below:

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

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $4.0 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Moody’s Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	Current Period OTTI Related to Credit Loss, Pre-Tax

Security 1	CCC- (S&P)	$2,000	$2,000	$565	$-	$-
Security 2	C	152	-	-	146	-
Security 3	Caa2	49	44	21	5	-
Security 4	Caa2	317	283	136	35	-
Security 5	Ca	1,556	842	107	637	-
Security 6	Ca	1,556	842	107	637	-
		$5,630	$4,011	$936	$1,460	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.   Securities (Continued)

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies. The Company uses an OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default. We also estimate when the defaults will occur ranging from immediate to four years. We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank). For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%. After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note. Additionally, we assumed that all bank and bank holding company issuers with total assets of greater than $15 billion would prepay their obligations before the phase-out period begins for inclusion in Tier 1 capital on January 1, 2013 in accordance with the Dodd-Frank Act. Upon completion of the analysis, our model indicated we did not have additional other-than-temporary impairment. At September 30, 2012 the six securities subject to FASB ASC 325-40 accounted for the $3.1 million of unrealized loss in the collateralized debt obligations category.

There were no credit losses recognized in earnings related to these securities for the three and nine month periods ended September 30, 2012 and 2011. Prior to 2011, the Company had recognized credit losses of $1.5 million.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans

Loans at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Commercial	$99,031	$100,884
Construction	40,208	44,722
Commercial real estate:
Owner occupied nonfarm/residential	94,184	92,848
Other nonfarm/residential	77,221	77,875
Residential real estate:
Secured by first liens	112,866	131,054
Home equity	42,552	44,832
Consumer	6,488	7,759
Subtotal	472,550	499,974
Less:
Allowance for loan losses	(8,255)	(10,234)
Loans, net	$464,295	$489,740

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012 and 2011 (in thousands):

Three Months Ended September 30, 2012:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,637	$1,053	$4,823	$2,418	$178	$11,109
Provision for loan losses	(42)	473	278	137	5	851
Loans charged-off	(470)	(223)	(2,845)	(236)	(52)	(3,826)
Recoveries	17	53	16	12	23	121
Ending balance	$2,142	$1,356	$2,272	$2,331	$154	$8,255

Three Months Ended September 30, 2011:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$3,452	$1,892	$2,652	$2,545	$372	$10,913
Provision for loan losses	740	137	104	32	(42)	971
Loans charged-off	(1,520)	(866)	(210)	(173)	(71)	(2,840)
Recoveries	26	-	7	8	30	71
Ending balance	$2,698	$1,163	$2,553	$2,412	$289	$9,115

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 and 2011 (in thousands):

Nine Months Ended September 30, 2012:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234
Provision for loan losses	50	857	2,066	315	13	3,301
Loans charged-off	(976)	(666)	(3,043)	(702)	(168)	(5,555)
Recoveries	69	53	42	37	74	275
Ending balance	$2,142	$1,356	$2,272	$2,331	$154	$8,255

Nine Months Ended September 30, 2011:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864
Provision for loan losses	2,069	153	261	218	(9)	2,692
Loans charged-off	(2,717)	(885)	(226)	(636)	(257)	(4,721)
Recoveries	101	2	19	27	131	280
Ending balance	$2,698	$1,163	$2,553	$2,412	$289	$9,115

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans, which includes the unpaid principal balance, net of partial charge-offs of $4.2 million and $6.5 million as of September 30, 2012 and December 31, 2011, by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$85	$1,207	$785	$945	$1	$3,023
Collectively evaluated for impairment	2,057	149	1,487	1,386	153	5,232
Total ending allowance balance	$2,142	$1,356	$2,272	$2,331	$154	$8,255

Loans:
Loans individually evaluated for impairment	$1,171	$13,209	$11,803	$6,648	$54	$32,885
Loans collectively evaluated for impairment	97,860	26,999	159,602	148,770	6,434	439,665
Total ending loans balance	$99,031	$40,208	$171,405	$155,418	$6,488	$472,550

December 31, 2011:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$517	$815	$1,749	$563	$17	$3,661
Collectively evaluated for impairment	2,482	297	1,458	2,118	218	6,573
Total ending allowance balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234

Loans:
Loans individually evaluated for impairment	$1,548	$13,902	$20,899	$3,811	$146	$40,306
Loans collectively evaluated for impairment	99,336	30,820	149,824	172,075	7,613	459,668
Total ending loans balance	$100,884	$44,722	$170,723	$175,886	$7,759	$499,974

There were no impaired loans at September 30, 2012 and December 31, 2011 which did not have allocated allowance for loan losses.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the nine month period ending September 30, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$1,171	$1,171	$85	$1,265	$10
Construction	16,439	13,209	1,207	13,056	122
Commercial real estate:
Owner occupied nonfarm/nonresidential	1,626	1,626	73	7,796	263
Other nonfarm/nonresidential	11,098	10,177	712	11,105	169
Residential real estate:
Secured by first liens	5,072	5,072	531	3,645	28
Home equity	1,576	1,576	414	650	2
Consumer	54	54	1	134	-
Total	$37,036	$32,885	$3,023	$37,651	$594

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
Commercial	$3,064	$1,548	$517
Construction	17,709	13,902	815
Commercial real estate:
Owner occupied nonfarm/nonresidential	9,719	9,719	924
Other nonfarm/nonresidential	12,299	11,180	825
Residential real estate:
Secured by first liens	3,491	3,416	297
Home equity	395	395	266
Consumer	146	146	17
Total	$46,823	$40,306	$3,661

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents the information related to loans individually evaluated for impairment by class of loans for the three month period ending September 30, 2012:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$1,167	$2
Construction	12,478	32
Commercial real estate:
Owner occupied nonfarm/nonresidential	5,622	2
Other nonfarm/nonresidential	10,729	66
Residential real estate:
Secured by first liens	4,086	7
Home equity	917	1
Consumer	125	-
Total	$35,124	$110

The following table presents information related to loans individually evaluated for impairment by class of loans for the three and nine month periods ending September 30, 2011:

	Three Months		Nine Months
	Average Recorded Investment	Interest Income Recognized and Received	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$579	$1	$396	$3
Construction	10,791	-	9,816	2
Commercial real estate:
Owner occupied nonfarm/nonresidential	663	-	715	1
Other nonfarm/nonresidential	11,296	69	11,189	225
Residential real estate:
Secured by first liens	3,327	18	4,050	61
Home equity	146	-	135	-
Consumer	201	-	199	-
Total	$27,003	$88	$26,500	$292

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$428	$-	$1,040	$-
Construction	7,354	-	7,457	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	627	-	1,036	-
Other nonfarm/nonresidential	2,987	-	2,290	-
Residential real estate:
Secured by first liens	2,773	-	3,427	-
Home equity	126	-	372	-
Consumer	213	-	150	-
Total	$14,508	$-	$15,772	$-

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loans:

September 30, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$363	$53	$448	$864	$99,031	$-
Construction	13	-	7,903	7,916	40,208	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	119	-	57	176	94,184	-
Other nonfarm/nonresidential	7	-	2,986	2,993	77,221	-
Residential real estate:
Secured by first liens	1,782	224	2,623	4,629	112,866	-
Home equity	542	68	205	815	42,552	-
Consumer	179	42	81	302	6,488	-
Total	$3,005	$387	$14,303	$17,695	$472,550	$-

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

Troubled Debt Restructurings:

Troubled debt restructurings (“TDRs”) totaled $12.4 million and $26.6 million at September 30, 2012 and December 31, 2011. Of the total TDRs, $4.1 million and $2.4 million were on non-accrual as of September 30, 2012 and December 31, 2011. The Company has allocated $1.5 million and $2.4 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of September 30, 2012 and December 31, 2011.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The detail of outstanding TDRs by class and modification type as of September 30, 2012 and December 31, 2011 follows (in thousands):

September 30, 2012:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Extended maturity	$177	$4
Multiple modifications	167	-
Construction:
Extended maturity	446	92
Multiple modifications	5,316	667
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	197	-
Other nonfarm/nonresidential
Interest rate reduction	8,070	593
Interest only payments	202	2
Multiple modifications	1,127	-
Residential real estate:
Secured by first liens
Interest rate reduction	97	7
Extended maturity	306	30
Multiple modifications	369	57
Home equity
Interest rate reduction	29	2
Total	$16,503	$1,454

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

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms. The following table summarizes the Company’s TDR’s by class, modification type and performance as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012:
	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Defaulted Within 12 Months of Modification
Commercial:
Multiple modifications	$-	$100	$100	$100
Construction:
Extended maturity	-	30	30	30
Multiple modifications	-	2,656	2,656	2,656
Commercial real estate:
Other nonfarm/nonresidential
Multiple modifications	-	1,127	1,127	1,127
Residential:
Secured by first liens
Multiple modifications	38	164	202	-
Total	$38	$4,077	$4,115	$3,913

December 31, 2011:
	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Defaulted Within 12 Months of Modification
Commercial:
Interest only	$-	$500	$500	$500
Extended maturity	1	248	249	249
Multiple modifications	262	-	262	262
Construction:
Extended maturity	-	510	510	510
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	-	-	-
Other nonfarm/nonresidential
Multiple modifications	-	1,127	1,127	1,127
Residential:
Secured by first liens
Multiple modifications	111	-	111	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	$374	$2,385	$2,759	$2,648

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

During the period ending September 30, 2012, the terms of 1 loan were modified as a troubled debt restructuring. The modification of the term of the loan was from principal and interest payments to interest only payments for a period of 4 months.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The following table presents loans by class modified as TDRs during the nine months ending September 30, 2012 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	1	$201	$201	$201	$-

There were no loans modified during the three months September 30, 2012 that were classified as TDRs.

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

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans. The risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2012 and December 31, 2011 is as follows:

September 30, 2012:

	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$6,545	$602	$547	$414	$90,923	$99,031
Construction	7,045	15	5,286	7,923	19,939	40,208
Commercial real estate:
Owner occupied nonfarm/nonresidential	4,358	197	1,372	57	88,200	94,184
Other nonfarm/nonresidential	2,447	1,136	8,540	1,851	63,247	77,221
Residential real estate:
Secured by first liens	1,401	453	1,948	2,596	106,468	112,866
Home equity	554	127	1,334	268	40,269	42,552
Consumer	47	4	95	22	6,320	6,488
Total	$22,397	$2,534	$19,122	$13,131	$415,366	$472,550

December 31, 2011:

	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$5,261	$653	$742	$1,209	$93,019	$100,884
Construction	9,787	-	3,225	8,153	23,557	44,722
Commercial real estate:
Owner occupied nonfarm/nonresidential	1,835	988	9,075	1,009	79,941	92,848
Other nonfarm/nonresidential	5,779	213	8,648	2,705	60,530	77,875
Residential real estate:
Secured by first liens	2,145	385	3,813	1,720	122,991	131,054
Home equity	1,149	-	386	300	42,997	44,832
Consumer	87	-	176	27	7,469	7,759
Total	$26,043	$2,239	$26,065	$15,123	$430,504	$499,974

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Deposits

Deposits at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)

Demand (NOW)	$93,190	$92,683
Money market accounts	136,144	134,818
Savings	39,508	36,010
Individual retirement accounts	26,889	28,375
Certificates of deposit, $100,000 and over	74,984	69,873
Other certificates of deposit	84,116	91,722

Total interest bearing deposits	454,831	453,481

Total non-interest bearing deposits	147,728	127,877

Total deposits	$602,559	$581,358

5.   Earnings Per Common Share

Earnings per common share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except for share and per share amounts)
Basic:
Net income	$1,941	$1,877	$5,730	$5,520
Less: Preferred stock dividend and amortization of discount	(163)	(561)	(633)	(1,094)
Net income available to common shareholders	$1,778	$1,316	$5,097	$4,426
Average shares outstanding	3,364,334	3,319,094	3,360,224	3,313,212
Net income per common share, basic	$0.53	$0.40	$1.52	$1.34

Diluted:
Net income available to common shareholders	$1,778	$1,316	$5,097	$4,426
Average shares:
Common shares outstanding for basic	3,364,334	3,319,094	3,360,224	3,313,212
Add: Dilutive effect of outstanding warrants	-	99,413	-	116,131
Average shares and dilutive potential common shares	3,364,334	3,418,507	3,360,224	3,429,343
Net income per common share, diluted	$0.53	$0.38	$1.52	$1.29

Stock options for 168,100 shares of common stock were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2012 because their effect was antidilutive. This compares to stock options for 188,700 and 192,700 shares of common stock that were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2011.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.   Earnings Per Common Share (Continued)

Deferred stock units totaling 38,000 were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2011 because all of the conditions necessary for issuance of common stock had not been met as of those dates.

Restricted share awards of 37,022 and 33,022 common shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2012 and 2011, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

6.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee. Non-employee directors are eligible to receive only nonqualified stock options. We may grant stock options under the current plan for an additional 172,195 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2012 and December 31, 2011 was $0. There was $0 in total compensation cost related to unvested options not recognized at September 30, 2012 and December 31, 2011, respectively. The Company recognized $0 in expense for stock options for the three and nine months ended September 30, 2012 and 2011. The Company has options vested of 159,100 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 3.5 years as of September 30, 2012. During the nine months ended September 30, 2012, no options were granted or expired, while 9,000 were forfeited.

For the three and nine months ended September 30, 2012, we recognized $48,000 and $153,000 in expense for restricted stock awards, respectively. We did not grant restricted stock awards during the first nine months of 2012. The fair value of the restricted stock awards was calculated based on the Company’s stock price at the date of issuance. There were no forfeitures during the first nine months of 2012. At September 30, 2012, there were 37,022 outstanding and unvested restricted stock awards. For the three and nine months ended September 30, 2011, we recognized $41,000 and $109,000 in expense for restricted stock awards, respectively.

For the three and nine months ended September 30, 2012, we recognized $0 of expense for deferred stock units. For the three and nine months ended September 30, 2011, we recognized $60,000 and $175,000 of expense for deferred stock units, respectively. During the first nine months of 2012 there were no deferred stock units granted or forfeited.

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

Collateralized debt obligations which are collateralized by financial institutions and insurance companies are determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers. The fair values of our collateralized debt obligations are determined by the Company’s accounting department and reviewed by the Chief Financial Officer (CFO). We provide our estimate of default for each issuer, which ranges from 100% loss to 0.40% loss at September 30, 2012, to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions. To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates ranging from 11.01% to 36.28% (26.97% weighted average rate) depending on the security. The discount rates were determined utilizing a risk free rate of three month Libor plus 300 bps (3.39% at 9/30/12), which includes a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (September 30, 2012):
Available for sale securities:
State and municipal	$80,512	$—	$80,453	$59
U.S. Government sponsored entities and agencies	1,618	—	1,618	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	166,731	—	166,731	—
Collateralized debt obligations, including trust preferred securities	936	—	—	936
Mutual Funds	260	—	260	—

Total available for sale securities	$250,057	$—	$249,062	$995

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

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of period	$906	$1,467	$59	$-
Principal paydowns	(13)	-	-	-
Net unrealized gain (loss) included in other comprehensive income	43	57	-	-
Balance, end of period	$936	$1,524	$59	$-

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of period	$937	$1,359	$152	$-
Principal paydowns	(60)	-	(93)	-
Net unrealized gain (loss) included in other comprehensive income	59	165	-	-
Balance, end of period	$936	$1,524	$59	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three month periods ended September 30 for level 3 assets that are still held at June 30:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended September 30 Collateralized Debt Obligations, Including Trust Preferred Securities		Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended September 30 State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Interest income on securities	$32	$14	$1	$-
Other changes in fair value	-	-	-	-
Total	$32	$14	$1	$-

The table below summarizes changes in unrealized gains and losses recorded in earnings for the nine month periods ended September 30 for level 3 assets that are still held at September 30:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Six Months Ended September 30 Collateralized Debt Obligations, Including Trust Preferred Securities		Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Six Months Ended September 30 State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Interest income on securities	$80	$43	$3	$-
Other changes in fair value	-	-	-	-
Total	$80	$43	$3	$-

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

	Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (September 30, 2012):
Impaired loans:
Commercial	$203	$—	$—	$203
Construction	4,828	—	—	4,828
Commercial real estate:
Owner Occupied nonfarm/nonresidential	124	—	—	124
Other nonfarm/nonresidential	7,927	—	—	7,927
Residential real estate:
Secured by first liens	2,124	—	—	2,124
Home equity	546	—	—	546
Consumer	19	—	—	19

Foreclosed and repossessed assets:
Construction	1,672	—	—	1,672
Commercial real estate:
Owner Occupied nonfarm/nonresidential	6,816	—	—	6,816
Other nonfarm/nonresidential	1,448	—	—	1,448
Residential real estate:
Secured by first liens	1,089	—	—	1,089
Consumer	30	—	—	30

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

The Company measures loans for impairment using the fair value of the collateral for collateral-dependent loans. The Company’s impaired loans totaled $32.9 million as of September 30, 2012, which included collateral-dependent loans with a carrying value of $18.8 million. As of September 30, 2012, the Company’s collateral dependent loans had a valuation allowance of $3.0 million, resulting in a provision for loan losses of $1.3 million and $3.4 million for the three and nine months ended September 30, 2012, respectively. The Company recognized provision for loan losses of $601,000 and $1.6 million for the three and nine months ended September 30, 2011, respectively, for collateral dependent loans.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter. During the three and nine months ended September 30, 2012 and 2011, the Company did not recognize charges to write down foreclosed and repossessed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired Loans:

Commercial	$203	Sales comparison approach	Adjustments for differences between comparable sales	0%-20% (9%)

Construction	4,828	Income capitalization approach	Capitalization rate	21%
		Sales comparison approach	Adjustments for differences between comparable sales	12%-24% (22%)

Commercial real estate	8,051	Income capitalization approach	Capitalization rate	12%-38% (32%)

Residential real estate	2,670	Sales comparison approach	Adjustments for differences between comparable sales	14%-52% (25%)

Consumer	19	Sales comparison approach	Adjustments for differences between comparable sales	25%

Foreclosed and repossessed assets:

Construction	$1,672	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	23%-78% (53%)

Commercial real estate	8,264	Income capitalization approach	Capitalization rate	14%
		Sales comparison approach	Adjustments for differences between comparable sales	0%-90% (41%)

Residential real estate	1,089	Sales comparison approach	Adjustments for differences between comparable sales	0%-69% (28%)

Consumer	30	Sales comparison approach	Adjustments for differences between comparable sales	0%

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at September 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2012:
Financial assets:
Cash and due from financial institutions	$12,030	$12,030	$—	$—	$12,030
Interest-bearing deposits in other financial institutions	10,917	10,917	—	—	10,917
Loans held for sale	1,926	—	1,945	—	1,945
Loans, net	464,295	—	—	479,971	479,971
Accrued interest receivable	3,260	—	1,221	2,039	3,260
Federal Home Loan Bank and Federal Reserve Stock	6,011	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	602,559	—	600,009	—	600,009
Other borrowings	52,112	—	52,164	—	52,164
Federal Home Loan Bank Advances	40,000	—	40,500	—	40,500
Subordinated debentures	17,000	—	—	10,256	10,256
Accrued interest payable	267	—	252	15	267

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

Financial Condition

Total assets increased by $14.0 million to $811.3 million as of September 30, 2012 from $797.4 million at December 31, 2011. The increase was mostly attributable to increases in securities available for sale of $51.3 million and foreclosed and repossessed assets of $6.0 million, offset by decreases in interest-bearing deposits in other financial institutions of $19.4 million and net loans by $25.4 million. Total deposits increased by $21.2 million as non-interest-bearing deposits increased by $19.9 million to $147.7 million and interest-bearing deposits increased to $454.8 million as of September 30, 2012.

Net loans decreased to $464.3 million as of September 30, 2012 from $489.7 million as of December 31, 2011. The decrease in net loans was due to soft loan demand in the Company’s market area as loan originations have not kept pace with repayments. In addition, the Company charged-off $5.6 million in loans, recorded provision for loan losses of $3.3, and transferred $10.0 million in loans to foreclosed assets during the first nine months of 2012 (see the “Allowance and Provision for Loan Losses” section of management’s discussion and analysis for further information on charge-off activity and credit quality). During the first nine months of 2012, the Company utilized the net cash inflows from the growth in deposits to pay down $15 million in Federal Home Loan Bank advances.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Securities available for sale increased from December 31, 2011 to $250.1 million as of September 30, 2012 as purchases totaled $120.1 million for the first nine months of 2012 while sales equaled $43.8 million and maturities, prepayments and calls were $24.4 million. The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Net Income. Net income available to common shareholders was $1.8 million for the three months ended September 30, 2012 as compared to $1.3 million for the equivalent period in 2011. Basic and diluted earnings per common share increased to $0.53 per common share for the second quarter of 2012 from $0.40 and $0.38 per common share in the same period in 2011, respectively. The increase in net income available to common shareholders was due to an increase in net interest income of $156,000 and a decrease in preferred stock dividend and discount accretion by $398,000 offset primarily by a decrease in non-interest income of $229,000. The annualized return on average assets and average shareholders’ equity were 0.94% and 9.06% for the three months ended September 30, 2012, respectively.

Net income available to common shareholders for the nine month period ended September 30, 2012 increased to $5.1 million from $4.4 million in the equivalent period in 2011. Basic and diluted earnings per common share were $1.52 in 2012, an increase from $1.34 and $1.29 in 2011. The increase in earnings was due to an increase in net interest income of $708,000 and non-interest income of $162,000 and decreases in preferred dividends and discount accretion of $461,000 and income tax expense of $331,000, offset by increases in provision for loan losses of $609,000 and non-interest expense of $382,000. The annualized return on average assets and shareholders’ equity were 0.95% and 9.19% for the nine months ended September 30, 2012.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income. Net interest income for the third quarter of 2012 increased to $7.1 million from $7.0 million in 2011 while the Company’s net interest margin on a fully taxable equivalent basis decreased to 3.96% from 4.06%.  The increase in net interest income was achieved through a reduction on the average cost of interest-bearing liabilities to 0.69% in 2012 from 0.97% in 2011 while the yield on interest earning assets decreased to 4.49% from 4.86% for the same periods.  The Company’s yield on loans decreased slightly in 2012 to 5.40% from 5.46% in 2011 as loans that are repaid are replaced with new and renewed loans at lower rates. The yield on taxable securities declined from 2.82% in 2011 to 1.77% in 2012 while the average balances increased to $154.0 million in 2012 from $118.2 million in 2011. In the third quarters of 2012 and 2011 the Company sold securities resulting in gains of $250,000 in 2012, down from $552,000 in 2011 to augment income and reinvested the proceeds in securities. The result has been a compression of the yield in the taxable security portfolio as higher-yielding taxable securities have been replaced with lower-yielding securities. The most significant reason for the increase in the Company’s net interest income was the reduction in costs of interest-bearing deposits, specifically the costs of time deposits, savings and other, and Federal Home Loan Bank advances. The cost of time deposits decreased from 1.26% for the third quarter of 2011 to 0.70% in 2012 as the Company lowered its offering rates for new and maturing accounts while the cost of savings and other deposit accounts decreased to 0.25% from 0.42% over the same period. The cost of Federal Home Loan Bank advances decreased to 1.70% for the third quarter of 2012 from 2.14% over the same period in 2011 as the company was able to pay down existing advances and borrow at lower rates. Due to net loan repayments and positive cash flows from operations, management has been able to lower its offering rates on all deposit products while maintaining the average balance at relatively consistent levels. Despite the increase in net interest income, the net interest margin decreased due to the net increase in average earning assets and lower interest rates earned by those assets compared to the same period for 2011.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Net interest income for the nine months ended September 30, 2012 increased to $21.7 million from $21.0 million in 2011 while the net interest margin on a fully taxable equivalent basis increased to 4.10% in 2012 from 4.04% in 2011. The increase in net interest margin was the result of a decrease in the cost of interest-bearing liabilities to 0.74% for the first nine months of 2012 from 1.06% in 2011, offset by a decrease in the yield on interest earning assets from 4.92% to 4.67% over the same period. The loan portfolio represents the largest component of the Company’s interest earning assets with an average balance of $496.2 million and an average yield of 5.44% for 2012 as compared to an average balance and yield of $505.2 million and 5.47% in 2011. The yield on taxable investment securities declined from 2.97% for the nine months ended 2011 to 2.07% in 2012 due to sales of higher yielding securities that were replaced by lower yielding purchases. During the first nine months of 2012, the Company sold securities, realizing gains of $1.4 million. The cost of interest bearing liabilities declined during the same period as most categories were lower in 2012 as compared to 2011, most significant of which were time deposits, savings and other and Federal Home Loan Bank advances. The cost of time deposits declined to 0.79% on an average balance of $195.8 million in 2012 from 1.39% and $214.0 million in 2011 as higher cost time deposits mature and replaced by lower costing deposits. The Company has continued to lower its offering rates for savings and other which has resulted in an average cost of 0.29% in 2012 compared to 0.46% for the same period in 2011. The cost of Federal Home Loan Bank advances decreased from 2.12% for the first nine months in 2011 to 1.63% for 2012 due to the maturity of $25.0 million in advances with an average rate of 1.28% which were partially replaced with an advance of $10.0 million with a rate of 0.76%.

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

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$31,562	$32	0.40%	$31,239	$14	0.18%
Taxable securities	153,981	687	1.77	118,214	841	2.82
Tax-exempt securities	72,400	1,096	6.01	58,294	951	6.47
Total loans and fees (1) (2)	488,806	6,653	5.40	500,870	6,896	5.46
FHLB and Federal Reserve stock	6,011	49	3.22	5,925	45	3.01
Total earning assets	752,760	8,517	4.49	714,542	8,747	4.86

Less: Allowance for loan losses	(10,866)			(10,062)
Non-earning assets:
Cash and due from banks	13,757			20,715
Bank premises and equipment, net	13,796			13,630
Other assets	46,023			40,263

Total assets	$815,470			$779,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$262,024	$168	0.25%	$277,985	$293	0.42%
Time deposits	192,484	338	0.70	203,255	646	1.26
Other borrowings	53,386	164	1.22	49,021	178	1.44
FHLB advances	51,087	219	1.70	40,000	216	2.14
Subordinated debentures	17,000	111	2.58	17,000	103	2.40
Total interest-bearing liabilities	575,981	1,000	0.69	587,261	1,436	0.97

Non-interest bearing liabilities:
Non-interest demand deposits	148,467			116,436
Accrued interest payable and other liabilities	5,982			4,559
Stockholders’ equity	85,041			70,832

Total liabilities and stockholders’ equity	$815,470			$779,088

Net interest income (taxable equivalent basis)		$7,517			$7,311
Less: taxable equivalent adjustment		(373)			(323)
Net interest income		$7,144			$6,988
Net interest spread			3.80%			3.89%
Net interest margin			3.96			4.06

(1)	The amount of direct loan origination cost included in interest on loans was $71 and $141 for the three months ended September 30, 2012 and 2011.

(2)    Calculations include non-accruing loans in the average loan amounts outstanding.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$21,547	$57	0.35%	$18,297	$29	0.21%
Taxable securities	147,635	2,296	2.07	139,217	3,096	2.97
Tax-exempt securities	71,308	3,279	6.13	56,893	2,773	6.52
Total loans and fees (1) (2)	496,205	20,273	5.44	505,217	20,658	5.47
FHLB and Federal Reserve stock	5,989	147	3.26	6,455	140	2.90
Total earning assets	742,684	26,052	4.67	726,079	26,696	4.92

Less: Allowance for loan losses	(10,729)			(10,612)
Non-earning assets:
Cash and due from banks	14,292			16,107
Bank premises and equipment, net	13,752			13,627
Other assets	45,006			38,926

Total assets	$805,005			$784,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$259,456	$560	0.29%	$269,968	$937	0.46%
Time deposits	195,838	1,154	0.79	214,042	2,224	1.39
Other borrowings	53,302	507	1.27	50,167	568	1.51
FHLB advances	53,577	654	1.63	43,901	697	2.12
Subordinated debentures	17,000	334	2.62	17,000	307	2.41
Total interest-bearing liabilities	579,173	3,209	0.74	595,078	4,733	1.06

Non-interest bearing liabilities:
Non-interest demand deposits	136,853			118,897
Accrued interest payable and other liabilities	5,962			3,166
Stockholders’ equity	83,017			66,986

Total liabilities and stockholders’ equity	$805,005			$784,127

Net interest income (taxable equivalent basis)		$22,843			$21,963
Less: taxable equivalent adjustment		(1,115)			(943)
Net interest income		$21,728			$21,020
Net interest spread			3.94%			3.85%
Net interest margin			4.10			4.04

(1)	The amount of direct loan origination cost included in interest on loans was $217 and $518 for the nine months ended September 30, 2012 and 2011.

(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

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

	Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011 Increase/(Decrease) Due to			Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$18	$-	$18	$28	$6	$22
Taxable securities	(154)	212	(366)	(800)	178	(978)
Tax-exempt securities	145	217	(72)	506	670	(164)
Total loans and fees	(243)	(165)	(78)	(385)	(368)	(17)
FHLB and Federal Reserve stock	4	1	3	7	(11)	18
Total increase (decrease) in interest income	(230)	265	(495)	(644)	475	(1,119)

Interest expense:
Savings and other	(125)	(16)	(109)	(377)	(35)	(342)
Time Deposits	(308)	(33)	(275)	(1,070)	(176)	(894)
Other borrowings	(14)	15	(29)	(61)	34	(95)
FHLB advances	3	53	(50)	(43)	136	(179)
Subordinated debentures	8	-	8	27	-	27
Total increase (decrease) in interest expense	(436)	19	(455)	(1,524)	(41)	(1,483)
Increase (decrease) in net interest income	$206	$246	$40	$880	$516	$364

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

Summary of Loan Loss Experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Activity for the period ended:

Beginning balance	$11,109	$10,913	$10,234	$10,864
Charge-offs:
Residential real estate	(173)	(120)	(356)	(483)
Commercial real estate	(2,845)	(210)	(3,043)	(226)
Construction	(223)	(866)	(666)	(885)
Commercial business	(470)	(1,520)	(976)	(2,717)
Home equity	(63)	(53)	(346)	(153)
Consumer	(52)	(71)	(168)	(257)
Total	(3,826)	(2,840)	(5,555)	(4,721)

Recoveries:
Residential real estate	-	-	-	6
Commercial real estate	16	7	42	19
Construction	53	-	53	2
Commercial business	17	26	69	101
Home equity	12	8	37	21
Consumer	23	30	74	131
Total	121	71	275	280
Net loan charge-offs	(3,705)	(2,769)	(5,280)	(4,441)
Provision for loan losses	851	971	3,301	2,692

Ending balance	$8,255	$9,115	$8,255	$9,115

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Provision for loan losses decreased to $851,000 for the third quarter of 2012 from $971,000 in 2011 and increased to $3.3 million from $2.7 million for the first nine months of 2012. Net charge-offs for the three month period ended September 30, 2012 increased to $3.7 million from $2.8 million in 2011 and to $5.3 million for the nine month period in 2012 from $4.4 million in 2011. The Company’s provision for loan losses for the three and nine month periods continues to be impacted by elevated levels of non-performing loans of $14.5 million other problem loan credits and changes in loss exposure for specific credits. In addition, the previously mentioned levels of non-performing and problem loans have all remained at elevated levels as compared to December 31, 2011 resulting in added provision to cover the probable incurred credit losses. As of September 30, 2012 and December 31, 2011, the Company had a total of $57.2 million in classified loans, as loans classified as “watch”, “substandard”, and “doubtful” decreased from the end of the year (see Note 3 to the Company’s consolidated financial statements for a description of loan classifications and other loan information). The decrease in classified loans was primarily due to a charge-off of $2.5 million and the associated transfer to foreclosed assets of $6.2 million for one credit relationship during the third quarter of 2012. The transfer to foreclosed assets was the primary factor in the increase in foreclosed assets from December 31, 2011 to September 30, 2012. As a result of the charge-off, the Company’s allowance to loan losses as a percentage of loans decreases substantially from the previous quarter and the end of the year. The Company had previously provided for the charge-off and did not record provision in the third quarter associated with the credit. Provision did remain elevated due to elevated levels of non-accrual loans which decreased to $14.5 million as of September 30, 2012 from $15.8 million at December 31, 2011. Construction loans continue to have the highest rate of delinquency as compared to the Company’s other classes of loans, with $7.4 million of the $14.5 million loans on non-accrual, or 50.7% of the total. The Company has allocated $1.4 million as of September 30, 2012 for probable incurred losses on construction loans. As of September 30, 2012, the Company had allocated $5.2 million for loans collectively evaluated for impairment and $3.0 million for loans individually evaluated for impairment as compared to $6.6 million and $3.7 million at December 31, 2011, respectively. The decrease in the allocation for loans individually evaluated for impairment from December 31, 2011 to September 30, 2012 was primarily attributable to the aforementioned commercial real estate relationship.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Federal regulations require insured institutions to classify their assets on a regular basis. The regulations provide for three categories of classified loans: substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies. As of September 30, 2012, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

Non-performing assets. Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. TDR’s totaled $12.4 million and $26.6 million at September 30, 2012 and December 31, 2011, while $4.1 million and $2.4 million were included in the Company’s non-accrual loans as of the same dates, respectively.

	September 30, 2012	December 31, 2011
	(In thousands)

Loans on non-accrual status	$14,509	$15,772
Loans past due over 90 days still on accrual	-	-
Total non-performing loans	14,509	15,772
Foreclosed and repossessed assets	11,055	5,076
Total non-performing assets	$25,564	$20,848

Non-performing loans to total loans	3.07%	3.15%
Non-performing assets to total assets	3.15	2.61
Allowance as a percent of non-performing loans	56.90	64.89
Allowance as a percent of total loans	1.75	2.05

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest income. Non-interest income for the third quarter in 2012 was $1.8 million as compared to $2.0 million in 2011, a decrease of $229,000. The decrease was attributable to a decrease in net gain on sales of available for sale securities of $302,000, offset by an increase in mortgage banking income of $34,000 and service charges on deposit accounts of $58,000. The Company recognized gains on sales of securities available for sale of $250,000 in 2012, a decrease compared to $552,000 in 2011, on sales of $3.5 million during the quarter (see further discussion in Net Interest Margin section of Management’s Discussion and Analysis). Mortgage banking income increased to $103,000 for the third quarter of 2012 as compared to $69,000 in 2011 as the Company’s volume of loans sold has increased due to the continuation of historically low interest rates. Services charges on deposit accounts increased to $866,000 in 2012 from $808,000 in 2011 mostly due to an increase in monthly service fees on checking accounts and ATM surcharge fees.

Non-interest income for the nine months ended September 30, 2012 and 2011 was $6.1 million and $5.9 million, respectively, as most categories increased during 2012, the most significant of which were service charges on deposit accounts and mortgage banking income. Service charges on deposit accounts increased to $2.6 million in 2012 from $2.4 million in 2011 as a decrease in non-sufficient fee income was fully offset by increases in account fees on deposits and surcharges for ATM usage. Mortgage banking income increased to $276,000 in 2012 on $14.7 million in originations from $161,000 on $9.1 million in originations for the equivalent period in 2011 due to low interest rates which generated higher demand. The Company’s gains on sales of securities available for sale decreased to $1.4 million for 2012 on sales of $43.8 million as compared to gains $1.6 million on $62.9 million in sales in 2011 (see further discussion in Net Interest Margin section of Management’s Discussion and Analysis).

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Non-interest expense. Non-interest expense for the three months ended September 30, 2012 was $5.7 million compared to $5.6 million for the same period in 2011 as increases in salaries and employee benefits of $138,000 and legal and professional service fees of $101,000 were offset by reductions in data processing expense of $108,000 and other expense of $94,000. Salaries and employee benefits increased to $2.9 million in 2012 from $2.8 million as the number of full time equivalent employees remained at 192. The increase was attributable to increases in base compensation for employees, accrued expense for bonuses, and stock based compensation. Legal and professional service fees increased to $398,000 in 2012 from $297,000 in 2011 due to higher legal expense associated with problem loan credits. Data processing expense decreased to $570,000 for the third quarter of 2012 from $678,000 for the same period in 2011 primarily due to lower negotiated fees with the Company’s third party processor. Other expenses decreased to $471,000 in 2012 compared to $565,000 in 2011 as the Company renegotiated its contracts for telecommunication resulting in lower fees.

Non-interest expense for the nine months ended September 30, 2012 increased to $17.5 million from $17.2 million in 2011 as increases in salaries and employee benefits of $324,000 and foreclosed assets, net of $346,000, were offset by decreases in FDIC insurance premiums of $181,000 and data processing expense of $116,000. Salaries and employee benefits increased to $9.0 million for the first nine months of 2012 as compared to $8.7 million in 2011 due mostly to increases in base compensation, accrued expense for bonuses, and an increase in stock based compensation. Foreclosed assets, net increased to $786,000 for the first nine months of 2012 from $440,000 in 2011 due to net losses incurred in 2012 of $298,000 compared to net losses of $133,000 in 2011 and other foreclosed asset expenditures (property taxes and maintenance) of $499,000 as compared to $330,000, respectively. FDIC insurance premiums decreased to $484,000 for the first nine months in 2012 as compared to $665,000 for the same period in 2011 due to changes in the method of assessment. Beginning with the second quarter of 2011, the FDIC changed the base on which premiums were assessed from the amount of deposits to average assets less tangible average equity and the corresponding assessment rate which significantly lowered the amount of premiums paid by the Company. Data processing expenses decreased to $1.7 million in 2012 from $1.8 million in 2011 primarily related to lower processing expenses mentioned above.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

Income tax expense. Income tax expense was $454,000 for the three month period ended September 30, 2012 as compared to $528,000 for the equivalent period in 2011. The effective tax rate for the quarter ended September 30, 2012 was 19.0% as compared to 22.0% in 2011. The decrease in effective tax rate and income tax provision between the two periods was due to the tax benefits recorded in the second quarter associated with the Company’s investment in a low income housing project and the associated tax credits. In addition, the Company’s tax exempt income from municipal securities increased from 2011 by $95,000.

Income tax expense for the nine months ended September 30, 2012 was $1.2 million, with an effective tax rate of 17.6% compared to $1.6 million with an effective tax rate of 22.0% in 2011. The change in income tax expense and effective tax rate was the same as discussed in the income tax expense for the three month periods above.

Liquidity and Capital Resources

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2012, we had cash and interest-bearing deposits with banks of $22.9 million and securities available-for-sale with a fair value of $250.1 million. If we require funds beyond the funds we are able to generate internally, we have $70.0 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $34.0 million.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2012, Your Community Bank and Scott County State Bank were each well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

September 30, 2012:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	18.5%	17.3%	11.9%
Your Community Bank	18.0%	16.8%	11.8%
Scott County State Bank	19.2%	18.0%	11.5%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2011:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	17.5%	16.3%	11.7%
Your Community Bank	17.1%	15.9%	11.7%
Scott County State Bank	20.0%	18.8%	12.2%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

We have been repurchasing shares of our common stock since May 21, 1999. A net total of 501,377 shares at an aggregate cost of $8.6 million have been repurchased since that time under both the current and prior repurchase plans. Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased. Through September 30, 2012, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at September 30, 2012 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2011 and September 30, 2012 within the model to estimate their combined effects on net interest income over a one-year horizon. In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps. A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely. We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of September 30, 2012 our net interest income would decrease by an estimated 0.77%, or $227,000, over the one year forecast horizon. As of December 31, 2011, in the Up 200 Scenario we estimated that net interest income would decrease $55,000, over a one year forecast horizon ending December 31, 2012.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of September 30, 2012 and December 31, 2011, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of September 30, 2012 and ending on September 30, 2013:

	Interest Rate Sensitivity as of September 30, 2012
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$26,005	$26,759
Investments	5,846	6,272
FHLB and FRB stock	163	163
Interest-bearing deposits in other financial institutions	27	97
Total interest Income	32,041	33,291

Projected interest expense:
Deposits	1,393	2,182
Federal funds purchased, line of credit and repurchase agreements	232	722
FHLB advances	631	686
Subordinated debentures	420	563
Total interest expense	2,676	4,153
Net interest income	$29,365	$29,138

Change from base		$(227)
Percent change from base		(0.77)%

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

Changes in Internal Control over Financial Reporting

There was no change in CBIN’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, CBIN’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the nine months ended September 30, 2012.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased. As of September 30, 2012, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Item 6. Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: November 14, 2012	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2012	BY:	/s/ Paul. A. Chrisco
Paul A. Chrisco
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

COMMUNITY BANK SHARES OF INDIANA, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iv) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 and (vi) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

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

