Form 10-K
period 2012-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2013-04-01
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☒

As of June 30, 2012, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $36,606,831 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2013, there were issued and outstanding 3,385,595 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2013 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K

Part I

Item 1. Business

General

Community Bank Shares of Indiana, Inc. (the “Company”) is a bank holding company headquartered in New Albany, Indiana. The Company’s wholly-owned banking subsidiaries are Your Community Bank (“YCB”) and The Scott County State Bank (“SCSB”)(YCB and SCSB are at times collectively referred to as the “Banks”). The Banks are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions. YCB is also regulated by the Federal Deposit Insurance Corporation (“FDIC”) and (with respect to its Kentucky branches) the Kentucky Department of Financial Institutions while SCSB is also regulated by the Federal Reserve. In addition, the Company wholly-owns a captive insurance company, CBIN Insurance, Inc. which issues policies to the Company’s banking subsidiaries.

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

The Company had total assets of $819.5 million, total deposits of $624.7 million, and stockholders' equity of $86.4 million as of December 31, 2012. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

Business Strategy

The Company's current business strategy is to operate well-capitalized, profitable and independent community banks that have a significant presence in their primary market areas. The Company’s growth strategy is focused on expansion through organic growth within its market areas. The Company offers business and personal banking services through a full range of deposit products that include non-interest and interest-bearing checking accounts, ATM’s, mobile banking, debit cards, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. The Company’s loan products include: secured and unsecured business loans of various terms to local businesses and professional organizations; consumer loans including home equity lines of credit, automobile and recreational vehicles, construction, and loans secured by deposit accounts; and residential real estate loans. In addition, the Company also offers non-deposit investment products such as stocks, bonds, mutual funds, and annuities to customers within its banking market areas through a strategic alliance with Axiom Financial Strategies Group of Wells Fargo Advisors.

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

Employees

As of December 31, 2012, the Company employed 202 employees, 193 full-time and 9 part-time. None of these employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

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

The FDIC, Federal Reserve, and DFI/KDFI regularly examine the Banks and prepare reports for the consideration of the Banks’ Board of Directors on any deficiencies that they may find in the Banks’ operations. The relationship of the Banks with their depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the form and content of the Banks’ mortgage documents and communication of loan and deposit rates to both existing and prospective customers.

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

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than ten percent stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (15% of the Bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2012 the Banks were in compliance with the above restrictions.

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

Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately-capitalized and may require an adequately-capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2012, the Company and the Banks were deemed well-capitalized for purposes of the above regulations. As discussed above, Dodd-Frank may result in more stringent capital requirements in the future.

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

As members of the FHLB system, the Banks are required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2012, $5.5 million of FHLB stock was outstanding for the Banks, which were in compliance with this requirement. In past years, the Banks have received dividends on its FHLB stock.

Insurance of Accounts. The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. In November, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Banks prepaid their assessments based on the calculations of the projected assessments at that time.

As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by 2020; (3) requires that, in setting assessments, the FDIC "offset the effect of (requiring that the reserve ratio reach 1.35 percent by September 30, 2020 rather than 1.15 percent by the end of 2016) on insured depository institutions with total consolidated assets of less than $10.0 billion; (4) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDI Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027.

Effective April 1, 2011, the FDIC changed the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets). Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. The FDIC suspended dividends indefinitely; however, in lieu of dividends, and pursuant to its authority to set risk-based assessments, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent, and 2.5 percent. Additionally, the final rule included a new adjustment for depository institution debt whereby an institution pays an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the TLGP)~~.~~ to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital.

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

SCSB is required to purchase and maintain stock in the Federal Reserve. At December 31, 2012, SCSB had $499,000 of Federal Reserve stock outstanding, which was in compliance with requirements. In past years, SCSB has received dividends on its Federal Reserve stock.

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

Income from the Company’s subsidiary, CBIN Insurance, Inc., is not subject to federal income tax.

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

Currently, income from YCB’s subsidiaries CBSI Holdings, Inc., CBSI Investments, Inc. and CBSI Investment Portfolio Management, LLC and the Company’s CBIN Insurance, Inc. is not subject to the Indiana income tax.

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

Industry Risk Factors

Economic Conditions. Our earnings are affected by the general economic conditions in the United States, and to a lesser extent, general international economic conditions. Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008 which has continued into 2013. Business activity across a wide range of industries and regions in the United States was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate, remain weak and unemployment remains high. Many businesses are still in serious difficulty due to reduced consumer spending and continued liquidity challenges in the credit markets. Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity. While we have seen some signs of improvement, we do not expect significant improvement in the economy in the near future.

Enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the promulgation of regulations thereunder could significantly increase our compliance and operating costs or otherwise have a material and adverse effect on the Company’s financial position, results of operations, or cash flows. Government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. Dodd-Frank sets out sweeping regulatory changes. Changes imposed by Dodd-Frank include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements; (ii) corporate governance and executive compensation requirements; (iii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iv) the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection. Many of the requirements of Dodd-Frank are still being implemented and will not become fully effective for several years.

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

Our status as a holding company makes us dependent on dividends from our subsidiaries to meet our obligations. We are a bank holding company and conduct almost all of our operations through YCB, SCSB, and CBIN Insurance, Inc. We do not have any significant assets other than cash and the stock of YCB, SCSB, and CBIN Insurance, Inc. Accordingly, we depend on dividends from our subsidiaries to meet our obligations and obtain revenue. Our right to participate in any distribution of earnings or assets of our subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, our bank subsidiaries are limited in the amount of dividends they may pay to us without prior regulatory approval. The Banks must maintain sufficient capital and liquidity and be in compliance with other general regulatory restrictions. Bank regulators have the authority to prohibit the subsidiary banks from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice. As of December 31, 2012, our subsidiaries had the ability to pay us dividends of $8.5 million without prior regulatory approval. CBIN Insurance, Inc. cannot pay dividends until 2015.

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

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2012 or that we will be able to pay future dividends at all. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of Your Community Bank and The Scott County Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to these banks, including state regulatory requirements. The FDIC and other bank regulators have proposed guidelines and seek greater liquidity, and have been discussing increasing capital requirements. If these regulatory requirements are not met, our subsidiary banks will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.

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

If the Company is unable to redeem its Series B Preferred Stock after an initial four-and-one-half year period, the cost of this capital will increase substantially. If the Company is unable to redeem its Series B Preferred Stock prior to June 15, 2016, the cost of this capital to us will increase from approximately $764,000 annually (average dividend rate for 2012, or 2.7% per annum of the Series B preferred stock liquidation value) to $2.5 million annually (9.0% per annum of the Series B preferred stock liquidation value).  This increase in the annual dividend rate on the Series B preferred stock would have a material negative effect on the earnings the Company can retain for growth and to pay dividends on its common stock.

Item 1B. Unresolved Staff Comments

The Company has received no written communication from the staff of the SEC regarding its periodic or current reporting under the Exchange Act.

Item 2. Properties

The Company conducts its business through its corporate headquarters located in New Albany, Indiana. YCB operates a main office and eleven branch offices in Clark and Floyd Counties, Indiana, and five branch offices in Jefferson and Nelson Counties, Kentucky. SCSB operates a main office and three branch offices in Scott County, Indiana. The following table sets forth certain information concerning the main offices and each branch office at December 31, 2012. The Company’s aggregate net book value of premises and equipment was $14.1 million at December 31, 2012.

Location	Year Opened	Owned or Leased
Your Community Bank:
101 West Spring Street - Main Office	1937	Owned
New Albany, IN 47150

401 East Spring Street - Drive Thru for Main Office	2001	Owned
New Albany, IN 47150

2626 Charlestown Road	1995	Owned
New Albany, IN 47150

4328 Charlestown Road	2004	Leased
New Albany, IN 47150

480 New Albany Plaza	1974	Leased
New Albany, IN 47130

901 E. Lewis and Clark Pkwy	1981	Owned
Clarksville, IN 47130

701 Highlander Point Drive	1990	Owned
Floyds Knobs, IN 47119

102 Heritage Square	1992	Owned
Sellersburg, IN 47172

201 W. Court Avenue	1996	Owned
Jeffersonville, IN 4710

5112 Highway 62	1997	Owned
Jeffersonville, IN 47130

2917 E. 10th Street	2007	Leased
Jeffersonville, IN 47130

2910 Grantline Road	2002	Leased
New Albany, IN 47150

106A West John Rowan Boulevard. - Main Office	1997	Leased
Bardstown, KY 40004

119 East Stephen Foster Avenue	1972	Owned
Bardstown, KY 40004

4510 Shelbyville Road	2003	Leased
Louisville, KY 40207

13205 Magisterial Drive	2006	Leased
Louisville, KY 40223

471 West Main Street	2008	Leased
Louisville, KY 40202

The Scott County State Bank:
136 West McClain Avenue - Main Office	1890	Owned
Scottsburg, IN 47170

125 West Wardell - Drive Thru	1981	Owned
Scottsburg, IN 47170

1050 North Gardner	1974	Owned
Scottsburg, IN 47170

57 North Michael Drive	1998	Owned
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

2012				2011
QUARTER ENDED	HIGH	LOW	DIVIDEND	QUARTER ENDED	HIGH	LOW	DIVIDEND
March 31	$14.22	$9.93	$0.10	March 31	$15.15	$9.65	$0.10
June 30	14.00	12.50	0.10	June 30	11.75	9.70	0.10
September 30	13.50	11.02	0.10	September 30	11.00	9.00	0.10
December 31	14.02	12.40	0.10	December 31	10.18	9.05	0.10

Holders

As of March 22, 2013 there were 793 holders of the Company’s common stock.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	157,800	$22.63	455,342	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	157,800	$22.63	455,342	(1)

(1) Of the shares reflected, 187,817 shares are available to be awarded under the Company’s Stock Award Plan and 267,525 shares are available to be awarded under the Company’s Performance Units Plan.

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

The graph compares the performance of Community Bank Shares of Indiana, Inc. common stock to the Russell 2000 index and the SNL Bank $500 MM - $1 B Bank index for the Company’s last five fiscal years. The graph assumes the value of the investment in Company common stock and in each index was $100 at December 31, 2007 and that all dividends were reinvested.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Community Bank Shares of Indiana, Inc.	100.00	69.02	40.81	63.16	63.97	91.29
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank $500M-$1B	100.00	64.08	61.03	66.62	58.61	75.14

Item 6. Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial information from 2008 through 2012. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in "Management’s Discussion And Analysis Of Financial Condition And Results Of Operations." For analytical purposes, net interest margin is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Income Statement Data:
Interest income	$32,826	$34,241	$35,894	$39,262	$44,907
Interest expense	4,030	5,968	8,180	15,318	21,453
Net interest income	28,796	28,273	27,714	23,944	23,454
Provision for loan losses	4,101	4,390	3,833	15,925	6,857
Non-interest income	8,423	8,481	7,414	6,326	6,087
Non-interest expense	23,748	22,863	22,461	41,168	22,554
Income (loss) before taxes	9,370	9,501	8,834	(26,823)	130
Net income (loss)	7,685	7,410	6,988	(21,969)	821
Net income (loss) available (attributable) to common shareholders	6,921	6,031	5,923	(22,587)	821

Balance Sheet Data:
Total assets	$819,500	$797,354	$801,466	$819,159	$877,363
Total securities	251,205	198,746	204,188	172,723	121,659
Total loans, net	456,827	489,740	502,223	528,183	623,103
Allowance for loan losses	8,762	10,234	10,864	15,236	9,478
Total deposits	624,667	581,358	618,821	592,423	603,185
Other borrowings	45,500	50,879	49,426	76,996	78,983
FHLB advances	40,000	55,000	50,000	68,482	111,943
Subordinated debenture	17,000	17,000	17,000	17,000	17,000
Total shareholders’ equity	86,442	79,485	63,165	59,950	62,599

Per Share Data:
Basic earnings (loss) per common share	$2.06	$1.82	$1.80	$(6.93)	$0.25
Diluted earnings (loss) per common share	2.06	1.79	1.77	(6.93)	0.25
Book value per common share	17.15	15.47	13.36	12.49	19.31
Cash dividends per common share	0.40	0.40	0.40	0.55	0.70

Performance Ratios:
Return on average assets	0.95%	0.94%	0.85%	(2.60)%	0.10%
Return on average equity	9.13	10.58	10.95	(35.02)	1.29
Net interest margin	4.07	4.07	3.90	3.19	3.09
Efficiency ratio	63.81	62.21	63.94	136.00	76.35

Asset Quality Ratios:
Non-performing assets to total loans	3.30%	4.17%	3.63%	5.12%	3.47%
Net loan charge-offs to average loans	1.14	0.99	1.54	1.73	0.58
Allowance for loan losses to total loans	1.92	2.05	2.11	2.80	1.50
Allowance for loan losses to non-performing loans	100.50	64.89	58.26	67.26	45.78

Capital Ratios:
Leverage ratio	12.2%	11.7%	9.1%	8.6%	7.6%
Average stockholders’ equity to average total assets	10.4	8.9	7.8	7.4	7.6
Tier 1 risk-based capital ratio	17.9	16.3	13.5	11.9	9.5
Total risk-based capital ratio	19.1	17.5	14.7	13.1	10.7
Dividend payout ratio	17.5	17.9	18.8	NM*	277.2

Other Key Data:
End-of-period full-time equivalent employees	197	196	199	199	238
Number of bank offices	21	21	21	22	23

* Number is not meaningful

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results of Operations

Overview

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiaries, the Banks, at December 31, 2012 and 2011, and the consolidated results of operations for each of the years in the three year period ended December 31, 2012. The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

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

The operating results of the Company depend primarily upon the Banks’ net interest income, which is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Interest-earning assets principally consist of loans, taxable and tax-exempt securities, and FHLB stock. Interest-bearing liabilities principally include deposits, retail repurchase agreements, federal funds purchased, advances from the FHLB Indianapolis, and subordinated debentures. The earnings of the Banks are also affected by 1) provision for loan losses, 2) non-interest income (including mortgage banking income, net gains on sales of securities, deposit account service charges, earnings on company owned life insurance, interchange income, and commission-based income on non-deposit investment products), 3) non-interest expenses (including compensation and benefits, occupancy, equipment, data processing expenses, marketing and advertising, legal and professional fees, FDIC insurance premiums, net foreclosed and repossessed asset expense, and other expenses, such as postage, printing, and telephone expenses), and 4) income tax expense.

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

Based on the procedures discussed above, management is of the opinion that the allowance of $8.8 million was adequate to address probable incurred credit losses associated with the loan portfolio at December 31, 2012.

Fair Value of Trust Preferred Securities

The Company had six trust preferred securities in its investment portfolio as of December 31, 2012 with a combined amortized cost of $4.0 million and a fair value of $1.2 million as of the same date. Beginning in 2008, the market for these types of securities effectively froze as market participants were unwilling to conduct transactions unless forced to do so. As a result, the fair value of these securities began deteriorating significantly in 2008 and remained depressed through 2012. In 2009 and 2010, the Company recorded aggregate other-than-temporary impairment (“OTTI”) charges to earnings of $1.5 million related to five of the six securities in its portfolio due to continued weakening of the underlying issuers. Management evaluates these investments for OTTI by estimating the anticipated discounted cash flows from each security. The determination of the anticipated cash flows and the discount rate are both significant estimates requiring management’s judgment. Also, the estimated fair value of these securities is more difficult to determine due to the current market volatility and illiquidity. The valuation model to determine fair value utilizes discounted cash flow models with significant unobservable inputs. In management’s estimation, the valuation method provided a more relevant and accurate representation of the fair value of these securities as of December 31, 2012.

Carrying Value of Foreclosed and Repossessed Assets

Foreclosed and repossessed assets are acquired through or instead of loan foreclosure and are initially measured at fair value less estimated costs to sell. The Company obtains appraisals to determine the initial fair value and then makes any adjustments deemed necessary based on prevailing market conditions and length the asset remains in the Company’s inventory. Determining the carrying value requires significant management judgment as foreclosed and repossessed assets are typically acquired in distressed situations which may materially impact the valuation compared to similar assets in non-distressed sales transactions. Also, if foreclosed and repossessed assets are not sold in a timely manner, they can deteriorate in value significantly as there may be volatility in the market. At December 31, 2012, the Company had foreclosed and repossessed assets of $6.3 million which, in management’s estimation, were reported at the appropriate carrying value.

Deferred Tax Assets

The Company has a net deferred tax asset of approximately $2.4 million. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2012, a valuation allowance of $1.6 million has been established against the outstanding deferred tax asset due to incurred net operating losses for state income taxes. The net operating loss is partially due to YCB’s Nevada subsidiaries that hold and manage YCB’s investments and for the results of 2009 including elevated provision for loan losses. There is uncertainty the Company will be able to utilize this benefit, thus a valuation allowance has been established against the state net operating loss. Note 11 to the Consolidated Financial Statements describes the net deferred tax asset. The Company was profitable in 2010, 2011, and 2012 and has a positive earnings outlook for 2013. The net loss for 2009 was primarily attributable to a goodwill and other intangible asset impairment of $16.2 million and an elevated provision for loan losses of $15.9 million which were not repeated in 2010, 2011, and 2012 and are not expected to be repeated in 2013. As of December 31, 2012, the Company has $638,000 of remaining other intangible assets subject to impairment and has an allowance for loan losses to total loans ratio of 1.92% which management believes is sufficient to cover probable incurred losses as of that date. The estimate of the realizable amount of this asset is a critical accounting policy.

Highlights

The Company had net income available to common shareholders of $6.9 million for the year ended December 31, 2012 compared to $6.0 million for 2011. The increase in earnings in 2012 was attributable to an increase in net interest income of $523,000 and decreases in income tax expense of $406,000 and preferred dividends of $615,000. Earnings per basic and diluted common shares increased to $2.06 for the year ended December 31, 2012 compared to basic and diluted earnings per common share of $1.82 and $1.79 in 2011. The Company’s book value per common share increased to $17.15 per share at December 31, 2012 from $15.47 at December 31, 2011.

The following table summarizes selected financial information regarding the Company's financial performance:

Table 1 – Summary

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010
Net income available to common shareholders	$6,921	$6,031	$5,923
Basic earnings per common share	2.06	1.82	1.80
Diluted earnings per common share	2.06	1.79	1.77
Return on average assets	0.95%	0.94%	0.85%
Return on average equity	9.16	10.58	10.95

The Company’s total assets increased to $819.5 million at December 31, 2012 from $797.4 million at December 31, 2011 primarily due to an increase in securities available for sale of $52.5 million, offset by decreases in net loans and settlement receivable for security sales of $32.9 million and $3.4 million, respectively. Total deposits increased by $43.3 million to $624.7 million at December 31, 2012, primarily attributed to non-interest deposits increasing by $41.5 million from 2011. Other borrowings and FHLB advances decreased by $5.4 million and $15.0 million, respectively, to $45.5 million and $40.0 million, and settlement liability for security purchases decreased by $6.9 million, as of December 31, 2012. Total shareholders’ equity increased by $7.0 million to $86.4 million at December 31, 2012 as the Company achieved net income available to common shareholders of $6.9 million, and declared and paid dividends on common shares of $1.3 million.

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

For the year ended December 31, 2012, net interest income increased to $28.8 million from $28.3 million in 2011 while the net interest margin on a taxable equivalent basis was 4.07% for both 2012 and 2011. The increase in net interest income from 2011 to 2012 can be attributed mostly to a decrease in the Company’s cost of interest bearing liabilities of 31 basis points, primarily time deposits and savings and other. The decrease in the cost of interest bearing liabilities was partially offset by a decrease in the yield on interest earning assets of 27 basis points which was mostly attributable to the decline in the yield on the Company’s investment securities portfolio during 2012. Also, the Company’s average non-interest bearing deposits increased during 2012 to $141.3 million from $119.9 million in 2011 which partially offset the decrease in the yield on interest earning assets.

Average interest earning assets increased from $726.6 million for 2011 to $741.3 million in 2012, mostly due to increases in average taxable securities. The average balance of taxable securities has increased to $152.4 million in 2012 from $139.7 million in 2011, while the yield has declined to 1.94% from 2011 as the Company sold a significant portion of the portfolio during 2012 which, along with proceeds from maturities and prepayments, were reinvested at lower yields. The Company’s average balance in tax-exempt securities increased to $72.0 million from $58.3 million in 2011, while the yield on a fully taxable equivalent basis declined from 6.48% in 2011 to 6.09% in 2012. The decrease in the yield on tax-exempt securities was due to additional purchases of municipal securities during 2012. The Company’s yield on loans remained relatively flat at 5.43% on an average balance of $490.0 million for 2012. The decrease in the average balance was due to net loan payments of $19.3 million, transfers to foreclosed and repossessed assets of $12.1 million, and charge-offs during 2012 of $6.0 million. The decline in yield was due to new loans and renewals being originated at lower rates as the result of competition from other lending institutions and a historically low rate environment. The markets in which the Company operates continue to be extremely competitive for loans to qualified borrowers which adds downward pressure on the yield on loans.

Average interest bearing liabilities decreased to $574.8 million for 2012 as compared to $591.7 million in 2011 with average costs of 0.70% and 1.01%, respectively. The decrease in average balance and cost in 2012 was the result of a decline in time deposits. The Company has a strong liquidity position which has allowed management to lower its offering rates on deposits. In doing so, the average balance and cost of time deposits decreased to $191.7 million and 0.74% for 2012 from $208.6 million and 1.31% in 2011. Other contributions to the decrease in cost of funds in 2012 were lower average cost of savings and other deposits, which decreased to 0.27%, other borrowings of 1.15%, and FHLB advances which declined to 1.69%. During 2012, the Company was able to continue to lower interest rates which resulted in interest expense declines in savings and other of $434,000 and other borrowings of $139,000. In addition, the Company lowered its interest expense associated with FHLB advances by $72,000 due to the renewal of a $10.0 million advance at a lower rate and repayment of $15.0 million in advances.

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

Average interest earning assets decreased from $739.8 million for 2010 to $726.6 million in 2011, mostly due to decreases in average loans and interest-bearing deposits in other financial institutions while the yield decreased from 5.01% in 2010 to 4.89% in 2011. The Company’s yield on loans declined to 5.46% on an average balance of $505.1 million for 2011. The decrease in the average balance was due to net loan payments of $4.7 million and charge-offs during 2011 of $5.6 million while the reduction in yield was attributable to new loans and renewals being originated at lower rates due to the current rate environment and competition from other lending institutions. The markets in which the Company operates are extremely competitive for qualified loan customers which results in downward pressure on the loan portfolio yield. Also impacting the yield on loans are non-accrual loans of $15.8 million and troubled debt restructurings of $13.5 million, which are at below market rates for the associated risk, as of December 31, 2011. The average balance of taxable securities has increased to $139.7 million for 2011 while the yield as declined to 2.81% from 2010 as the Company sold a significant portion of the portfolio during 2011 which, along with proceeds from maturities and prepayments, were reinvested at lower yields. The Company’s average balance in tax-exempt securities increased to $58.3 million in 2011 from $47.1 million in 2010 while the yield on a fully taxable equivalent basis declined to 6.48% from 6.74% over the respective periods. The decrease in the yield on tax-exempt securities was due to additional purchases of municipal securities during 2011.

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

Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2010 through 2012.

Table 2 - Average Balance Sheets and Rates for Years Ended 2012, 2011 and 2010

For analytical purposes, net interest margin and net interest spread are adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	2012			2011			2010
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Earning assets:
Interest-bearing deposits in other financial institutions	$20,908	$71	0.34%	$17,253	$44	0.25%	$40,879	$84	0.21%
Taxable securities	152,409	2,965	1.94	139,695	3,930	2.81	120,390	3,971	3.31
Tax-exempt securities	72,004	4,394	6.09	58,274	3,778	6.48	47,068	3,164	6.74
Total loans and fees (1)(2)	489,956	26,688	5.43	505,067	27,591	5.46	523,982	29,589	5.66
FHLB and Federal Reserve stock	5,992	202	3.36	6,327	182	2.87	7,489	162	2.17
Total earning assets	741,269	34,320	4.62	726,616	35,525	4.89	739,808	36,970	5.01

Non-interest earning assets:
Less: Allowance for loan losses	(10,181)			(10,321)			(13,794)
Non-earning assets:
Cash and due from banks	15,041			15,805			36,081
Bank premises and equipment, net	13,795			13,667			14,093
Other assets	46,064			39,572			44,255
Total assets	$805,988			$785,340			$820,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Savings and other	$263,355	$710	0.27%	$268,647	$1,144	0.43%	$245,431	$1,213	0.50%
Time deposits	191,723	1,421	0.74	208,595	2,741	1.31	242,907	4,269	1.76
Other borrowings	52,600	606	1.15	51,855	745	1.44	54,567	828	1.52
FHLB advances	50,164	852	1.69	45,595	924	2.03	54,626	1,451	2.66
Subordinated debenture	17,000	441	2.59	17,000	414	2.44	17,000	419	2.47
Total interest bearing liabilities	574,842	4,030	0.70	591,691	5,968	1.01	614,531	8,180	1.33

Non-interest bearing liabilities:
Non-interest bearing deposits	141,320			119,854			135,843
Other liabilities	5,898			3,775			6,261
Shareholders’ equity	83,928			70,020			63,808
Total liabilities and shareholders’ equity	$805,988			$785,340			$820,443

Net interest income (taxable equivalent basis)		30,290			29,557			28,790
Less: taxable equivalent adjustment		(1,494)			(1,284)			(1,076)
Net interest income		$28,796			$28,273			$27,714
Net interest spread			3.92%			3.88%			3.68%
Net interest margin			4.07%			4.07%			3.90%

(1) The amount of direct loan origination cost included in interest on loans was $308, $658, and $591 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Table 3 - Volume/Rate Variance Analysis

	Year Ended December 31,2012 compared to Year Ended December 31, 2011			Year Ended December 31,2011 compared to Year Ended December 31, 2010
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
Interest income:
Interest-bearing deposits with other financial institutions	$27	$11	$16	$(40)	$(57)	$17
Taxable securities	(965)	333	(1,298)	(41)	628	(669)
Tax-exempt securities	616	848	(232)	614	730	(116)
Total loans and fees	(903)	(823)	(80)	(1,998)	(1,050)	(948)
FHLB and Federal Reserve stock	20	(10)	30	20	(28)	48
Total increase (decrease) in interest income	(1,205)	359	(1,564)	(1,445)	223	(1,668)

Interest expense:
Savings and other	(434)	(22)	(412)	(69)	108	(177)
Time deposits	(1,320)	(207)	(1,113)	(1,528)	(548)	(980)
Other borrowings	(139)	11	(150)	(83)	(40)	(43)
FHLB advances	(72)	87	(159)	(527)	(217)	(310)
Subordinated debenture	27	-	27	(5)	-	(5)
Total increase (decrease) in interest expense	(1,938)	(131)	(1,807)	(2,212)	(697)	(1,515)
Increase (decrease) in net interest income	$733	$490	$243	$767	$920	$(153)

Non-interest Income

Non-interest income was $8.4 million for 2012, $8.5 million for 2011, and $7.4 million for 2010. For the year ended December 31, 2012, non-interest income decreased by 0.7% as compared to 2011 due primarily to decreases in net gains on sales of available for sale securities of $317,000, offset by an increase in mortgage banking income of $151,000 and interchange income of $72,000. In 2011, non-interest income increased by 14.4%, due primarily to increases in net gains on sales of available for sale securities of $748,000 and the non-recurrence of other-than-temporary impairment loss of $360,000 in 2010, offset by a decrease in mortgage banking income of $95,000.

Table 4 provides a breakdown of the Company’s non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

	Year Ended December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2012	2011	2010	2012/2011	2011/2010

Service charges on deposit accounts	$3,408	$3,417	$3,433	(0.3)%	(0.5)%
Commission income	166	156	130	6.4	20.0
Net gain on sale of available for sale securities	2,182	2,499	1,751	(12.7)	42.7
Mortgage banking income	421	270	365	55.9	(26.0)
Earnings on company owned life insurance	697	686	720	1.6	(4.7)
Interchange income	1,038	966	907	7.5	6.5
Net impairment loss recognized in earnings	-	-	(360)	-	(100.0)
Other	511	487	468	4.9	4.1
Total	$8,423	$8,481	$7,414	(0.7)%	14.4%

Service charges on deposit accounts decreased slightly by $9,000 to $3.4 million for the year ended December 31, 2012. Of the $3.4 million of service charge income recognized in 2012, approximately $2.0 million was earned from non-sufficient funds and overdraft fees charged to customers. Non-sufficient funds and overdraft fees decreased by $396,000 from 2011 to 2012 due to regulatory changes made in 2010. The decrease in non-sufficient funds and overdraft fees in 2012 was partially offset by an increase in service fees on deposit accounts of approximately $234,000, service fees on savings accounts of $53,000, and ATM surcharges of $88,000. Service charges on deposit accounts decreased slightly for the year ended December 31, 2011 to $3.4 million. On July 1, 2010 regulatory changes required customers to opt in or affirmatively consent to overdraft services and provides them with an ongoing right to revoke consent. Also, we must provide customers who do not opt in with the same account terms, conditions and features, including price, as provided to customers who do opt in. As a result, fee income from non-sufficient funds (“NSF fees”) decreased by $242,000. To offset the reduction in NSF fees, the Company implemented several new fees for deposit accounts during the year including, but not limited to: paper statement fees, dormant account fee, and minimum balance fees. As a result of the new fees, other service charge income on deposit accounts (excluding NSF fees) increased by $204,000.

In 2012, the Company received net proceeds of $88.4 million on sales of available for sale securities for net gains of $2.2 million compared to proceeds of $107.4 million and net gains of $2.5 million in 2011. The proceeds from sales are reinvested in the security portfolio as management continues to selectively sell securities when it is determined a change in the prepayment risk may reduce the unrealized gain in an investment.

Mortgage banking income increased by $151,000 to $421,000 for the year ended December 31, 2012 compared to $270,000 in 2011. In 2012, the Company originated $20.5 million of loans for sale into the secondary market as compared to $15.3 million in 2011. In 2011, mortgage banking income decreased by $95,000 to $270,000 compared to $365,000 in 2010. In 2011, the Company originated $15.3 million of loans for sale into the secondary market as compared to $20.2 million in 2010.

Earnings on company owned life insurance increased slightly to $697,000 for the year ended December 31, 2012 from $686,000 for the equivalent period in 2011 as the crediting rate remained relatively consistent with 2011. During 2011, earnings on company owned life insurance decreased to $686,000 compared to $720,000 in 2010. The income decreased in 2011 due to a decrease in the crediting rate by the companies that issued the policies.

The Company recorded a net other-than-temporary impairment (“OTTI”) charge in earnings of $360,000 for the year ended December 31, 2010. In 2010 and 2009, the Company recorded OTTI charges on five of its six pooled trust preferred securities (“CDO”), which consisted of bank issuers (the one CDO for which the Company did not record an OTTI charge is comprised of insurance companies). The Company did not record an OTTI charge during 2011 or 2012. Beginning in 2008 and continuing into 2012 we noted a continuing decline in the fair value of our CDO portfolio due to market illiquidity and a lack of transactions involving these types of securities. Additionally, as the economic downturn continued, we noted further deterioration in the financial condition of the underlying issuers, particularly those pools with issuer banks. Also, we noted an increase in the number of issuers deferring and defaulting on the underlying notes in the CDO’s consistent with the increase in bank closures. Our analysis to determine OTTI is based on estimating the expected cash flows to be received from the underlying issuers and determining the present value of cash flows expected to us utilizing an appropriate discount rate (see footnote 2 to the Consolidated Financial Statements for further information). At December 31, 2012, the fair value of our CDO’s has yet to recover. Although an appropriate amount of OTTI has been recorded in 2009 and 2010, further deterioration in the issuers in the CDO’s could lead to future OTTI charges should they be significant.

Interchange income increased to $1.0 million in 2012 from $966,000 in 2011. The Company has focused on increasing interchange income through various initiatives including offering incentives to current and new customers. In addition, the Company has added new deposit accounts during 2012 which also factored into the increase in interchange income.

Non-interest Expense

Non-interest expense increased to $23.7 million for the year ended December 31, 2012 from $22.9 million in 2011. The increase was attributable mostly to salaries and employee benefits, foreclosed and repossessed assets, and legal and professional expense, offset by decreases in occupancy, data processing and FDIC insurance premiums. In 2011, non-interest expense increased to $22.9 million from $22.5 million for the same period in 2010. The increase was attributable mostly to salaries and employee benefits, but also occupancy, legal and professional, and foreclosed and repossessed assets expense, offset by decreases in equipment, marketing and advertising, FDIC insurance premiums, prepayment penalties on extinguishment of debt, and other expenses.

Table 5 provides a breakdown of the Company’s non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense

	Year Ended in December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2012	2011	2010	2012/2011	2011/2010

Salaries and employee benefits	$12,181	$11,556	$10,492	5.4%	10.1%
Occupancy	2,184	2,314	2,053	(5.6)	12.7
Equipment	1,060	1,075	1,215	(1.4)	(11.5)
Data processing	2,266	2,512	2,508	(9.8)	0.2
Marketing and advertising	299	219	241	36.5	(9.1)
Legal and professional	1,715	1,570	1,379	9.2	13.9
FDIC insurance premiums	653	743	1,370	(12.1)	(45.8)
Prepayment penalties on extinguishment of debt	-	-	335	-	(100.0)
Foreclosed and repossessed assets, net	1,135	735	548	54.4	34.1
Other	2,255	2,139	2,320	5.4	(7.8)
Total	$23,748	$22,863	$22,461	3.9%	1.8%

Salaries and employee benefits increased to $12.2 million for the year ended December 31, 2012 from $11.6 million in 2011 with a slight increase in the number of full time equivalent employees (“FTE”) to 197 at the end of 2012 from 196 at December 31, 2011. The average expense per FTE increased to $62,000 for 2012 from $59,000 in 2011 which was due to increases in base salaries to employees, bonus and incentive pay, payroll tax and insurance benefits expense. Due to the performance of the Company in 2012, incentive and stock based compensation also increased as the majority of the Company’s incentive plans are primarily based on achievement of budgeted net income. In 2011, salaries and benefits increased to $11.6 million compared to $10.5 million in 2010 while the number of FTE decreased to 196 from 199 at the end of 2010, or $59,000 expense per FTE in 2011 versus $53,000 in 2010. The increase in expense was due to increases in base salaries to employees, bonus and incentive pay, stock based compensation, and unemployment assessments. Due to the Company’s performance in 2011, expense associated with net income increased which included the bonus and incentive pay and certain stock based compensation plans. Unemployment insurance assessments rose during the year due to staff reductions in 2009 which increased the Company’s claims history.

Occupancy decreased by $130,000 to $2.2 million for the year ended December 31, 2012 from $2.3 million for the same period in 2011. The decrease was primarily due to a decrease in property taxes of $188,000 resulting from a successful challenge of the assessed value of YCB’s main office location with the local government authority, offset by small increases in rent and depreciation expense. Occupancy increased from $2.1 million for 2010 to $2.3 million in 2011 due to higher expense for property tax on owned branch locations. During 2011, the Company increased its accrual for property taxes for its Scott County locations.

Equipment expense remained consistent at $1.1 million for the year ended December 31, 2012, compared to 2011, which was attributable to a decrease in depreciation expense for furniture and fixtures, repairs and maintenance of furniture and fixtures, and automobile expense, offset by increases in depreciation expense for computer equipment and personal property tax expense. The Company has been focused on efficient use of its capital expenditures throughout 2011 and 2012 which has allowed us to reduce our expenditures in certain areas and/or use older equipment for longer periods. Equipment expense decreased to $1.1 million for 2011 from $1.2 million in 2010 as the result of a decrease in depreciation expense for furniture and fixtures and computer equipment.

Data processing expense decreased in 2012 by $246,000 to $2.3 million, compared to $2.5 million in 2011, due to a decrease in expense for the Company’s third party core data processor. Those decreases were offset by increases in communication lines and software and hardware maintenance expense. Data processing expense was $2.5 million in 2011 and 2010 as increases in expenditures for core data processing were fully offset by a decrease in expenditures for software maintenance.

Marketing and advertising expense was $299,000 for 2012, up from $219,000 in 2011 as the Company increased its spending on event advertising and sponsorships. Marketing and advertising expense was $219,000 for 2011, down from $241,000 in 2010 as the Company decreased its spending on print and billboard advertising and increased expenditures on sponsorships

Legal and professional service fees increased by $145,000 to $1.7 million in 2012 compared to $1.6 million in 2011. The increase was due to professional services expense of $306,000, offset by a decrease in legal fees of $161,000. The increase in professional service expense was due to fees incurred with the implementation of a captive insurance subsidiary during the fourth quarter of 2012. The Company anticipates a reduction in its effective tax rate beginning in 2013 as a result of the formation of the captive insurance company (see further discussion in “Income Tax Expense”). While legal fees decreased for 2012, they remain elevated due to higher levels of non-performing assets and past due credits and are anticipated to be higher than historical averages (pre-2009) in 2013. Legal and professional service fees increased to $1.6 million in 2011 from $1.4 million in 2010. The increase was due to expense associated with collection of past due credits in 2011 as the Company’s level of non-performing loans and classified loan credits remained consistent with 2010.

FDIC insurance premiums decreased to $653,000 in 2012 from $743,000 in 2011. The decrease is attributable to the change in the assessment base in 2011 described below resulting in a full 12 months of the new methodology in 2012 versus 9 months in 2011 and an increase in the subsidiary bank’s Tier 1 capital. FDIC insurance premiums decreased to $743,000 in 2011 from $1.4 million in 2010. In the second quarter of 2011, the FDIC changed the assessment base the premiums were calculated from the amount of deposits to average assets less average Tier 1 capital which further reduced the Company’s premiums.

During the twelve months ended December 31, 2010 the Company incurred $335,000 in prepayment penalties on extinguishment of debt for the prepayment of $10.5 million of FHLB advances which carried a rate 6.05%. Management determined the penalties incurred for prepaying the advances would be more than offset by a reduction in interest expense over the remaining scheduled maturities for each advance. The prepaid advances were not replaced with other borrowings, therefore, the penalties were entirely expensed in 2010.

Foreclosed and repossessed assets expense, net, increased to $1.1 million for the twelve months ended December 31, 2012 from $735,000 in 2011 due primarily to net losses on sales of $485,000 and increased expense of other real estate owned. The increase in net losses on sales of foreclosed and repossessed assets was due to an increase in sales (both cash and financed) to $10.4 million in 2012 from $2.2 million in 2011. It is anticipated expenditures for foreclosed and repossessed assets will remain elevated in 2013. Foreclosed and repossessed assets expense, net, increased to $735,000 for 2011 as compared to $548,000 in 2010 due primarily to net losses realized on sales in 2011 of $140,000 versus net gains on sales of $11,000 in 2010.

Other expenses increased to $2.3 million in 2012 compared to $2.1 million in 2011. The increase was primarily due to a reduction in the amount of the deferral of direct loan origination costs 2012 as compared to 2011 and increased expense for conferences and training, offset by a decrease in telephone expense as the Company installed a new telephone system that eliminated costs associated with the older system. Other expenses decreased to $2.1 million in 2011 from $2.3 million in 2010. The decrease in 2011 was attributable to lower expenditures on postage as the result of fees implemented for paper statements to customers, which increased enrollment for electronic statements. Also contributing to the decline was a reduction in printing expenditures in 2011 as the Company focused on reducing printing by using dual monitors and issuing tablets to members of management.

Income Tax Expense

Income tax expense for the year ended December 31, 2012 was $1.7 million compared to $2.1 million in 2011 while the effective tax rate decreased to 18.0% from 22.0% over the same period. The decrease in income tax expense and effective tax rate was due to an increase in tax exempt income of $140,000 and low income tax housing credit of $110,000. During the fourth quarter of 2012, the Company formed a captive insurance subsidiary in Nevada, CBIN Insurance Inc. CBIN Insurance, Inc. issued insurance policies to the Company’s subsidiaries effective beginning in 2013 for certain gaps in coverage and insurable risks that may not be cost effectively obtained through third parties. From an income tax perspective, CBIN Insurance, Inc.’s revenue is exempt from income taxes up to $1.2 million while the expense at the subsidiaries is tax deductible. As a result, the Company anticipates a reduction in income tax expense of approximately $300,000 in 2013 and an increase in net income of approximately the same amount. Income tax expense for 2011 increased to $2.1 million as compared to $1.8 million in 2010 while the Company’s effective tax rate increased to 22.0% from 20.9% over the respective periods. The increase in provision for taxes was directly attributable to an increase in income before taxes of $667,000 from 2010 to 2011. Additionally, the effective tax rate and provision was impacted by the end of the Company’s participation in the New Markets Tax Credit program at the end of 2010 which provided tax credits of $180,000 annually.

Financial Condition

Loan Portfolio

The Company’s loan portfolio decreased to $465.6 million as of December 31, 2012 from $500.0 million at December 31, 2011. All categories of loans declined from the previous year with the largest decrease occurring in the Company’s residential real estate loan portfolios. The decreases were due to loan charge-offs during the year of $6.0 million, transferring $12.1 million into other real estate owned, as well as soft loan demand which resulted in net loan repayments during the year of $19.3 million. The Company’s loan portfolio mix remained relatively consistent with 2011.

Commercial loans, which consist of loans to business customers secured by business assets such as accounts receivable, inventory, and equipment, decreased to $96.3 million as of December 31, 2012 from $100.9 million at December 31, 2011. The decrease in the commercial portfolio was mostly due to charge-offs during 2012 of $1.0 million as new originations were offset by repayments. Commercial loans have certain inherent risks which require loan officers to carefully monitor the borrower’s financial condition and receive periodic updates on the aging and balance of accounts receivable and inventory, if secured by these types of assets. Should the Company be forced to pursue foreclosure, there can often be significant erosion in the value of the collateral securing these types of loans. The value of equipment securing commercial borrowings generally tends to depreciate in value rapidly and/or may be industry specific with a limited market for resale. Accounts receivable are most likely have significant past due issues if the borrower is having financial difficulty and also may be worth a fraction of the balance while inventory may be stale.

Construction loans decreased to $39.2 million at December 31, 2012 from $44.7 million as of December 31, 2011. The decline in construction loans was attributable to charge-offs totaling $938,000 for 2012 as compared to $1.1 million in 2011. Also, there is very soft demand for construction loans in the Company’s market area for qualified borrowers which further contributed to the decline. Construction loans consist of both individual and business borrowings for the development and construction of 1-4 family residences and subdivisions. Beginning in 2008, the Company has experienced a high rate of delinquency and charge-offs in this portfolio, mostly to developers of multiple properties, as the market for new homes in our market area slowed. The repayment of commercial construction loans is dependent on the resale to third parties in a timely fashion. Should there be a significant delay in selling the finished properties or a downturn in the market, the developer may not receive cash sufficient to service their borrowings. In addition, if the Company forecloses on a partially or fully developed property, there can be significant erosion in value as the improvements may have deteriorated resulting in losses to the Company. Management has continued to work with our construction borrowers who are having difficulty to minimize our loss exposure and prevent foreclosure including restructuring where appropriate.

Commercial real estate loans decreased by $2.2 million to $168.5 million at December 31, 2012 from $170.7 million as of December 31, 2011. New originations of commercial real estate loans were offset by charge offs of $3.0 million and the transfer of two large loans, totaling $6.2 million, into other real estate owned in 2012. Given the current economic conditions, loan demand for new commercial real estate loans has been minimal with most new loans during the year coming from refinancing of existing debt with other financial institutions. Also, we have had strong competition from other financial institutions in our market for new commercial real estate loans to qualified customers and, in some cases, we have declined to match offering rates that we believed were not commensurate with the associated risk.

Residential real estate loans accounted for the largest decline in balance for 2012, declining from $175.9 million as of December 31, 2011 to $155.3 million at December 31, 2012, a decrease of $20.5 million. Residential loans included borrowings secured by first and second liens on 1-4 family residential properties, including home equity lines of credit. The decrease in the portfolio was attributed to payoffs of current loans to refinance to historically low interest rates. New originations of residential real estate are typically sold on the secondary market, with the Company originating $20.5 million for sale and not offsetting payoffs of current loans.

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

Table 6 provides a breakdown of the Company’s loans by type during the past five years.

Table 6 - Loans by Type

	As of December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008

Commercial	$96,306	$100,884	$103,295	$94,168	$95,365
Construction	39,217	44,722	48,872	51,592	73,936
Commercial Real Estate	168,488	170,723	171,931	193,577	206,973
Residential Real Estate	155,374	175,886	177,411	189,403	237,769
Consumer	6,204	7,759	11,578	14,679	18,538
Total loans	$465,589	$499,974	$513,087	$543,419	$632,581

Table 7 illustrates the Company’s fixed rate maturities and repricing frequency for the loan portfolio.

Table 7 - Selected Loan Distribution

As of December 31, 2012 (Dollars in thousands)	Total	One Year or Less	Over One Through Five Years	Over Five Years
Fixed rate maturities:
Commercial	$53,916	$10,865	$26,514	$16,537
Construction	26,522	8,256	16,540	1,726
Commercial Real Estate	102,742	20,956	47,882	33,904
Residential Real Estate	98,565	11,732	46,771	40,062
Consumer	6,033	1,328	4,498	207
Total fixed rate maturities	$287,778	$53,137	$142,205	$92,436

Variable rate maturities:
Commercial	$42,390	$35,042	$5,328	$2,020
Construction	12,695	11,074	1,355	266
Commercial Real Estate	65,746	6,321	5,331	54,094
Residential Real Estate	56,809	11,131	14,772	30,906
Consumer	171	171	-	-
Total variable rate maturities	$177,811	$63,739	$26,786	$87,286

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

The Company maintains the allowance for loan losses at a level that is sufficient to absorb probable credit losses incurred in its loan portfolio. The allowance is determined based on the application of loss estimates to graded loans by categories. Management determines the level of the allowance for loan losses based on its evaluation of the collectability of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses. As of December 31, 2012, the Company’s allowance for loan losses totaled $8.8 million, a decrease of $1.5 million from December 31, 2011 which lowered the allowance for loan losses to total loans ratio to 1.92% from 2.05% for the same periods, respectively. The Company’s net charge-offs totaled $5.6 million in 2012, an increase from $5.0 million for the 2011 fiscal year. Of the $6.0 million in charge-offs in 2012, $3.0 million were commercial real estate loans as compared to $547,000 of commercial real estate charge-offs in 2011. The increase in commercial real estate charge-offs was mostly due to the write-off of one large credit relationship totaling $2.5 million. The remaining $6.2 million of the loan balance after the charge-off was placed in other real estate owned and subsequently sold in 2012 for a net loss of $69,000. Beginning in late 2007 the Company has experienced an elevated level of non-performing loans coupled with a significant decline in the collateral values securing certain types of loans in its portfolio, specifically construction real estate. The Company’s loan portfolio has had increases in past due loans, impaired loans, and classified loans beginning in 2007 through 2012 which has led to an increase in charge-offs for those credits management has determined to be uncollectible. Management has allocated amounts for probable incurred losses in the Company’s loan portfolio based on the best estimate available as of December 31, 2012.

Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered adequate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectability of the Company’s loan portfolio. The provision for loan losses decreased to $4.1 million for the twelve months ended December 31, 2012 from $4.4 million for the same period in 2011, or $289,000 and 6.6%. During 2012, the volume of problem credits decreased as compared to 2011 which resulted in lower non-performing loans of $8.7 million at December 31, 2012 as compared to $15.8 million at December 31, 2011. Over the same period, classified loans (includes loans classified as watch, special mention, substandard, and doubtful) decreased to $50.8 million, which included TDRs of $13.5 million, as compared to $69.5 million at December 31, 2011, which included TDRs of $24.0 million (see Footnote 3 to the Company’s Consolidated Financial Statements for further information on classified loans and TDRs). During 2012, the number of new identified classified credits slowed while the Company was able to resolve previously identified classified credits through foreclosure or improvement by the borrower. The provision for 2012 remained elevated due to adjustments to the fair value of collateral dependent loans and previously classified loans being downgraded. In addition, the economy in which the Company operates has gradually improved but still has yet to recover to pre-2008 levels. As of December 31, 2012, the Company had a total of $8.6 million in loans classified as doubtful and $19.4 million classified as substandard. Of the total balance of substandard and doubtful loans, $9.3 million were construction loans while $11.8 million were commercial real estate loans. Beginning in 2008, the Company has had significant collection issues in its construction portfolio which has led to aggregate charge-offs of $11.8 million of the total $30.6 million total charge-offs for the four year period ended December 31, 2012 despite representing only approximately 9% of the Company entire loan portfolio over the same period. In addition, $9.3 million of the $39.2 million construction loans outstanding as of December 31, 2012, were classified with an allocated allowance for loan losses of $1.1 million as of the same date. In an effort to properly identify and resolve problem credits in the construction portfolio, management has undertaken several initiatives including loan reviews of unclassified construction credits and weekly meetings with loan officers. While management believes all construction loans have been properly classified as of December 31, 2012 with the appropriate allocation of allowance for loan losses, there can be no assurance that provision for loan losses in the future will decrease for this portfolio segment.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may differ from actual results.

Table 8 provides the Company’s loan charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience

	Year Ended in December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Allowance for loan losses at beginning of year	$10,234	$10,864	$15,236	$9,478	$6,316
Charge-offs:
Commercial	(1,008)	(2,827)	(843)	(2,122)	(1,080)
Construction	(938)	(1,065)	(4,063)	(5,742)	(780)
Commercial real estate	(3,043)	(547)	(1,885)	(411)	(720)
Residential real estate	(769)	(785)	(1,557)	(1,449)	(730)
Consumer	(204)	(337)	(340)	(661)	(503)
Total	(5,962)	(5,561)	(8,688)	(10,385)	(3,813)
Recoveries:
Commercial	107	109	212	52	7
Construction	53	2	22	-	2
Commercial real estate	54	232	102	14	4
Residential real estate	57	40	68	40	5
Consumer	118	158	79	112	100
Total	389	541	483	218	118
Net loan charge-offs	(5,573)	(5,020)	(8,205)	(10,167)	(3,695)
Provision for loan losses	4,101	4,390	3,833	15,925	6,857
Allowance for loan losses at end of year	$8,762	$10,234	$10,864	$15,236	$9,478

Ratios:
Allowance for loan losses to total loans	1.88%	2.05%	2.11%	2.80%	1.50%
Net loan charge-offs to average loans	1.14	0.99	1.57	1.73	0.58
Allowance for loan losses to non-performing loans	100.50	64.88	72.36	67.26	45.78

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

Table 9 - Management's Allocation of the Allowance for Loan Losses

	As of December 31,
	2012		2011		2010		2009		2008
(Dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
Commercial	$2,007	20.7%	$2,999	20.2%	$3,245	20.1%	$3,032	17.3%	$1,119	15.1%
Construction	1,399	8.4	1,112	8.9	1,893	9.5	6,633	9.5	3,492	11.7
Commercial Real Estate	2,836	36.2	3,207	34.1	2,499	33.5	1,828	35.6	3,244	32.7
Residential Real Estate	2,389	33.4	2,681	35.2	2,803	34.6	3,243	34.9	1,154	37.6
Consumer	131	1.3	235	1.6	424	2.3	500	2.7	469	2.9
Total	$8,762	100.0%	$10,234	100.0%	$10,864	100.0%	$15,236	100.0%	$9,478	100.0%

Asset Quality

Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those loans that management has determined it is probable, based on current information and events, the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans individually classified as impaired decreased to $28.6 million at December 31, 2012 from $40.3 million at December 31, 2011. Impaired loans at December 31, 2012 and 2011 included $13.8 million and $26.6 million, respectively, of troubled debt restructurings (“TDR’s”). TDRs included one large commercial real estate credit relationship totaling $8.1 million at the end of 2012. Subsequent to December 31, 2012, the Company transferred this relationship to non-accrual status and charged-off the allocated allowance for loan losses of $1.2 million. The Company did not record additional provision for loan losses in the first quarter of 2013 related to this credit. For further information on non-performing loans and their impact on the Company’s earnings, see discussion above under “Allowance and Provision for Loan Losses”.

Total non-performing loans decreased to $8.7 million at December 31, 2012 from $15.8 million at December 31, 2011 with total non-performing assets decreasing to $15.1 million from $20.8 million as of the same dates, respectively. Non-performing assets also include foreclosed real estate and other repossessed assets that have been acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Foreclosed real estate and repossessed assets are carried at fair value less estimated selling costs, and are actively marketed for sale.

Table 10 provides the Company’s non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

	As of December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008

Loans on non-accrual status (1)	$8,718	$15,772	$15,013	$22,653	$20,702
Loans past due 90 days or more and still accruing	-	-	-	-	-
Total non-performing loans	8,718	15,772	15,013	22,653	20,702
Other foreclosed and repossessed assets	6,345	5,076	3,633	5,190	1,241
Total non-performing assets	$15,063	$20,848	$18,646	$27,843	$21,943

Percentage of non-performing loans to total loans	1.87%	3.15%	2.93%	4.17%	3.27%
Percentage of non-performing assets to total loans	3.24	4.17	3.63	5.12	3.47

(1) Impaired loans on non-accrual status are included in loans. See Note 3 to the Consolidated Financial Statements for additional discussion on impaired loans.

Investment Securities

Table 11 sets forth the breakdown of the Company’s securities portfolio for the past five years.

Table 11 - Securities Portfolio

	As of December 31,

(Dollars in thousands)	2012	2011	2010	2009	2008
Securities Available for Sale:
State and municipal	$84,437	$76,527	$56,498	$49,809	$20,542
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	154,980	121,027	146,083	120,084	97,588
U.S. Government and federal agency	10,355	-	-	-	-
Collateralized debt obligations, including trust preferred securities	1,176	937	1,359	2,585	3,285
Mutual Funds	257	255	248	245	244
Total securities available for sale	$251,205	$198,746	$204,188	$172,723	$121,659

Table 12 sets forth the breakdown of the Company’s investment securities available for sale by type and maturity as of December 31, 2012. For analytical purposes, the weighted average yield on state and municipal securities is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt securities. A tax rate of 34% was used in adjusting interest on tax-exempt securities to a fully taxable equivalent (“FTE”) basis.

Table 12 - Investment Securities Available for Sale

	As of December 31, 2012

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
State and municipal
Within one year	$59	$59	7.77%
Over one through five years	1,091	1,222	5.95
Over five through ten years	22,675	24,403	5.39
Over ten years	53,672	58,753	5.99
Total state and municipal	77,497	84,437	5.82

Collateralized debt obligations, including trust preferred securities
Over ten years	3,997	1,176	2.25

Total mutual funds	250	257	3.16

Residential mortgage-backed agencies issued by U.S. Government sponsored entities
Within one year	127	128	4.53
Over one through five years	76,685	77,688	5.91
Over five through ten years	54,993	55,323	1.96
Over ten years	21,170	21,841	1.98
Total mortgage-backed securities	152,975	154,980	1.98

U.S. Government sponsored entities and agencies
Over one through five years	1,376	1,407	1.47
Over five through ten years	9,024	8,948	1.48
Total US government agency securities	10,400	10,355	1.55

Total available for sale securities	$245,119	$251,205	3.17%

Securities available for sale increased to $251.2 million at December 31, 2012 from $198.7 million at December 31, 2011. The increase in available for sale securities was due primarily to purchases of $177.9 million, offset by sales of $88.4 million and maturities, prepayments and calls of $35.4 million during 2012. The current strategy for the securities portfolio is to maintain an intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates. The investment portfolio primarily consists of mortgage-backed securities, securities issued by the United States government and its agencies, securities issued by states and municipalities, and trust preferred securities. Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.

A significant portion of the Company’s unrealized losses at December 31, 2012 were related to six trust preferred securities comprised of debt of banks and insurance companies. In 2010 and 2009, the Company recorded other-than-temporary impairment charges through earnings on five of the six securities. See footnote 2 to the Company’s consolidated financial statements for further discussion of the fair value of these securities and management’s evaluation of other-than-temporary impairment.

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

Total deposits increased by $43.3 million to $624.7 million at December 31, 2012 due to an increase in non-interest bearing deposits of $41.5 million. Total interest bearing deposits remained consistent from 2011 to 2012 with increases in demand accounts of $18.3 million, money markets of $2.6 million, and savings of $3.4 million, offset by decreases in certificates of deposits of $19.5 million and individual retirement accounts of $3.0 million. In 2012, management continued its focus on repricing maturing certificates of deposits and lowering the current offering rates for other interest bearing deposit accounts given the current rate environment. Because the Company continued to have soft loan demand and excess liquidity, management was able to reprice deposits rates at or below rates offered in its markets. As a result of the reduction in rates, the Company saw a decrease in its certificate of deposit accounts. The Company’s non-interest bearing deposits increased in 2012 due to an emphasis on growing these types of accounts through allocating a significant portion of incentive based compensation for business service and retail employees on growth of non-interest deposits.

Table 13 provides a profile of the Company’s deposits during the past five years.

Table 13 – Deposits

	December 31,

(Dollars in thousands)	2012	2011	2010	2009	2008

Demand (NOW)	$110,986	$92,683	$85,520	$83,748	$91,641
Money market accounts	137,385	134,818	149,777	119,991	101,032
Savings	39,397	36,010	35,127	31,721	29,302
Individual retirement accounts-certificates of deposit	25,395	28,375	31,760	32,583	28,981
Certificates of deposit, $100,000 and over	64,854	69,873	83,918	90,380	97,440
Other certificates of deposit	77,239	91,722	117,705	123,753	162,322

Total interest bearing deposits	455,256	453,481	503,807	482,176	510,718
Total non-interest bearing deposits	169,411	127,877	115,014	110,247	92,467

Total	$624,667	$581,358	$618,821	$592,423	$603,185

Table 14 – Average Deposits

			December 31,
	2012		2011		2010
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand (NOW)	$92,644	0.29%	$85,133	0.34%	$79,644	0.35%
Money market accounts	132,321	0.32	146,664	0.57	132,219	0.69
Savings	38,390	0.05	36,850	0.05	33,568	0.05
Individual retirement accounts-certificates of deposit	27,513	0.88	30,415	1.44	32,754	2.01
Certificates of deposit, $100,000 and over	73,624	0.69	71,407	1.19	87,450	1.56
Other certificates of deposit	90,586	0.74	106,773	1.36	122,703	1.83

Total interest bearing deposits	455,078	0.47%	477,242	0.81%	488,338	1.12%
Total non-interest bearing deposits	141,320	-	119,854	-	135,843	-

Total	$596,398		$597,096		$624,181

Other Borrowings

The Company’s other borrowings consist of repurchase agreements, line of credit with another financial institution, federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions, and a structured repurchase agreement. While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase. Other borrowings decreased to $45.5 million at December 31, 2012 from $50.9 million at December 31, 2011 as decreases in the structured repurchase agreement of $9.8 million and the line of credit with another financial institution of $2.1 million were offset partially by an increase of $6.8 million in repurchase agreements.

Federal Home Loan Bank Advances

FHLB advances decreased to $40.0 million at December 31, 2012 from $55.0 million at December 31, 2011. Due to soft loan demand and an increase in total deposits, the Company has maintained a high level of liquidity which it used to repay outstanding FHLB advances during the year. Management evaluates its use of wholesale funding in relation to its other funding options (deposits, federal funds purchased, sales of securities, etc.) based on the cost and the Company’s immediate and long-term liquidity needs (see the “Liquidity” section for further information on FHLB advance availability).

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Bank’s primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquidity management is both a daily and long term function of business management. If the Banks require funds beyond those generated internally, then as of December 31, 2012 the Banks had $70.0 million in additional capacity under its borrowing agreements with the FHLB based on the Banks’ current FHLB stock holdings and approximately $31.5 million in federal funds purchased with other financial institutions. The holding company’s primary source of liquidity is dividends from its subsidiaries, YCB and SCSB which are limited by banking regulations. Currently, YCB can declare and pay dividends of $7.8 million while SCSB can declare dividends of $684,000 without prior regulatory approval. The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Capital

Total capital of the Company increased to $86.4 million at December 31, 2012 from $79.5 million as of December 31, 2011, an increase of $7.0 million or 8.8%. The increase in capital was primarily due to net income available to common shareholders of $6.9 million offset by dividends on common shares of $1.3 million. We are prohibited from paying dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock. To date we have met all our required dividend payments on the senior preferred stock and thus are not prohibited from paying dividends on our common stock.

The Company has been repurchasing shares of its common stock since May 21, 1999. A net total of 492,806 shares at an aggregate cost of $8.5 million have been repurchased since that time under both the current and prior repurchase plans. The Company’s Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock could be purchased. Through December 31, 2012, a total of $1.6 million had been expended to purchase 85,098 shares under this plan. The Company’s ability to repurchase shares is restricted should we not pay dividends on preferred shares issued under the SBLF program.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions. The Company and the Banks continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital ratios (see Note 13 to the Consolidated Financial Statements).

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2012:

(In thousands)
Commitments to make loans	$14,101
Unused lines of credit	126,268
Standby letters of credit	2,375
Total	$142,744

Aggregate Contractual Obligations

As of December 31, 2012:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Dollars in thousands)
Time deposits	$167,488	$140,826	$23,025	$3,270	$367
Repurchase agreements	45,438	45,438	-	-	-
FHLB borrowings	40,000	20,000	20,000	-	-
Subordinated debentures	17,000	-	-	-	17,000
Line of credit	-	-	-	-	-
Note payable	62	62	-	-	-
Defined benefit plan	856	41	354	86	375
Lease commitments	2,601	581	999	750	271
Total	$273,445	$206,948	$44,378	$4,106	$18,013

Time deposits represent certificates of deposit held by the Company.

FHLB advances represent the amounts that are due the FHLB and consist of $40.0 million in fixed rate advances.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (“Up 200 Scenario”), it is estimated that as of December 31, 2012 the Company’s net interest income would decrease by an estimated $117,000, or 0.4%, over the one year forecast horizon. As of December 31, 2011, in the Up 200 Scenario the Company estimated that net interest income would decrease $55,000 over a one year forecast horizon ending December 31, 2012.

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

The following tables, which are representative only and are not precise measurements of the effect of changing interest rates on the Company’s net interest income in the future, illustrate the Company’s estimated one year net interest income sensitivity profile based on the above referenced asset/liability model as of December 31, 2012 and 2011, respectively:

Interest Rate Sensitivity For 2012

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points

Projected interest income:
Loans	$24,531	$25,408
Investments	5,829	6,056
FHLB and FRB stock	184	184
Interest-bearing deposits in other financial institutions	1	3
Federal funds sold	92	335
Total interest income	30,637	31,986

Projected interest expense:
Deposits	1,133	1,929
Federal funds purchased and Repurchase agreements	169	696
FHLB advances	443	443
Subordinated debentures	410	553
Total interest expense	2,155	3,621
Net interest income	$28,482	$28,365

Change from base		$(117)
% Change from base		(0.4)%

Interest Rate Sensitivity For 2011

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points

Projected interest income:
Loans	$27,912	$28,741
Investments	5,969	6,110
FHLB and FRB stock	165	165
Interest-bearing deposits in other financial institutions	104	226
Federal funds sold	43	175
Total interest income	34,193	35,417

Projected interest expense:
Deposits	2,048	2,790
Federal funds purchased, line of credit and Repurchase agreements	603	1,028
FHLB advances	871	900
Subordinated debentures	453	536
Total interest expense	3,975	5,254
Net interest income	$30,218	$30,163

Change from base		$(55)
% Change from base		-%

COMMUNITY BANK SHARES OF INDIANA, INC.

New Albany, Indiana

FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Community Bank Shares of Indiana, Inc.

New Albany, Indiana

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank Shares of Indiana, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Louisville, Kentucky

March 28, 2013

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(In thousands, except per share amounts)

	2012	2011
ASSETS
Cash and due from financial institutions	$19,039	$15,166
Interest-bearing deposits in other financial institutions	32,305	30,297
Securities available for sale	251,205	198,746
Loans held for sale	1,225	1,154
Loans, net of allowance for loan losses of $8,762 and $10,234	456,827	489,740
Federal Home Loan Bank and Federal Reserve stock	5,998	5,952
Accrued interest receivable	3,014	3,196
Premises and equipment, net	14,094	13,780
Company owned life insurance	20,709	20,012
Other intangible assets	638	865
Foreclosed and repossessed assets	6,345	5,076
Prepaid FDIC insurance premium	2,392	2,999
Settlement receivable for security sales	-	3,371
Other assets	5,709	7,000
	$819,500	$797,354
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$169,411	$127,877
Interest-bearing	455,256	453,481
Total deposits	624,667	581,358
Other borrowings	45,500	50,879
Federal Home Loan Bank advances	40,000	55,000
Subordinated debentures	17,000	17,000
Accrued interest payable	177	329
Settlement liability for security purchases	-	6,914
Other liabilities	5,714	6,389
Total liabilities	733,058	717,869

Commitments and contingent liabilities (Note 14)	-	-

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2012 and 2011; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,371,131 and 3,327,484 outstanding in 2012 and 2011, respectively	386	386
Additional paid-in capital	44,306	44,488
Retained earnings	18,778	13,201
Accumulated other comprehensive income	3,473	2,666
Treasury stock, at cost (2012- 492,806 shares, 2011- 536,453 shares)	(8,501)	(9,256)
Total shareholders’ equity	86,442	79,485
	$819,500	$797,354

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31

(In thousands, except per share amounts)

	2012	2011	2010
Interest and dividend income
Loans, including fees	$26,688	$27,591	$29,589
Taxable securities	2,965	3,930	3,971
Tax-exempt securities	2,900	2,494	2,088
Federal Home Loan Bank and Federal Reserve dividends	202	182	162
Interest-bearing deposits in other financial institutions	71	44	84
	32,826	34,241	35,894
Interest expense
Deposits	2,131	3,885	5,482
Other borrowings	606	745	828
Federal Home Loan Bank advances	852	924	1,451
Subordinated debentures	441	414	419
	4,030	5,968	8,180

Net interest income	28,796	28,273	27,714
Provision for loan losses	4,101	4,390	3,833
Net interest income after provision for loan losses	24,695	23,883	23,881

Non-interest income
Service charges on deposit accounts	3,408	3,417	3,433
Commission income	166	156	130
Net gain on sales of available for sale securities	2,182	2,499	1,751
Mortgage banking income	421	270	365
Earnings on company owned life insurance	697	686	720
Interchange income	1,038	966	907
Other-than-temporary impairment loss
Total impairment loss	-	-	(784)
Loss recognized in other comprehensive income	-	-	424
Net impairment loss recognized in earnings	-	-	(360)
Other income	511	487	468
	8,423	8,481	7,414
Non-interest expense
Salaries and employee benefits	12,181	11,556	10,492
Occupancy	2,184	2,314	2,053
Equipment	1,060	1,075	1,215
Data processing	2,266	2,512	2,508
Marketing and advertising	299	219	241
Legal and professional service fees	1,715	1,570	1,379
FDIC insurance premiums	653	743	1,370
Prepayment penalties on extinguishment of debt	-	-	335
Foreclosed and repossessed assets, net	1,135	735	548
Other expense	2,255	2,139	2,320
	23,748	22,863	22,461

(Continued)

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31

(In thousands, except per share amounts)

	2012	2011	2010

Income before income taxes	$9,370	$9,501	$8,834

Income tax expense	1,685	2,091	1,846

Net income	7,685	7,410	6,988

Preferred stock dividends and discount accretion	(764)	(1,379)	(1,065)

Net income available to common shareholders	$6,921	$6,031	$5,923

Earnings per common share:
Basic	$2.06	$1.82	$1.80
Diluted	$2.06	$1.79	$1.77

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31

(In thousands, except per share amounts)

	2012	2011	2010

Net Income	$7,685	$7,410	$6,988
Other comprehensive income (loss), net of tax:
Unrealized gain on securities:
Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings (net of tax of $0, $0, and $(106) for the years ended 2012, 2011, and 2010, respectively)	-	-	(207)
Unrealized gain (losses) arising during the period (net of tax of $1,171, $2,634 and $(375) for the years ended 2012, 2011, and 2010, respectively)	2,274	5,085	(727)
Reclassification adjustment for gains included in net income (net of tax of $(742), $(850) and $(595) for the years ended 2012, 2011 and 2010, respectively)	(1,440)	(1,649)	(1,156)
Reclassification adjustment for other-than-temporary impairment related to credit losses (net of tax of $0, $0, and $122 for the years ended 2012, 2011, and 2010, respectively)	-	-	238
Net unrealized gain (loss) on securities	834	3,436	(1,852)

Defined benefit pension plans:
Net loss arising during the period (net tax of $(13), $(89) and $(3) for the years ended 2012, 2011 and 2010, respectively)	(27)	(172)	(9)

Total other comprehensive income (loss)	807	3,264	(1,861)

Comprehensive income	$8,492	$10,674	$5,127

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31

(In thousands except per share data)

			Additional		Accumulated Other		Total
	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2010	$19,034	$386	$45,550	$3,891	$1,263	$(10,174)	$59,950

Net income	-	-	-	6,988	-	-	6,988
Other comprehensive loss					(1,861)		(1,861)
Cash dividends declared on common stock ($0.40 per share)	-	-	-	(1,314)	-	-	(1,314)
Dividends on preferred stock	-	-	-	(976)	-	-	(976)
Issuance of treasury stock under dividend reinvestment plan	-	-	(203)	-	-	407	204
Amortization of preferred stock discount	89	-	-	(89)	-	-	-
Stock award expense	-	-	174	-	-	-	174
Balance at December 31, 2010	$19,123	$386	$45,521	$8,500	$(598)	$(9,767)	$63,165

Net income	-	-	-	7,410	-	-	7,410
Other comprehensive income					3,264		3,264
Cash dividends declared on common stock ($0.40 per share)	-	-	-	(1,330)	-	-	(1,330)
Dividends on preferred stock	-	-	-	(1,034)	-	-	(1,034)
Issuance of treasury stock under dividend reinvestment plan	-	-	(115)	-	-	323	208
Amortization of preferred stock discount	345	-	-	(345)	-	-	-
Repurchase of series A preferred stock	(19,468)	-	-	-	-	-	(19,468)
Warrant repurchased	-	-	(1,101)	-	-	-	(1,101)
Issuance of series B preferred stock	28,000	-	-	-	-	-	28,000
Issuance of stock award shares	-	-	(188)	-	-	188	-
Stock award expense	-	-	371	-	-	-	371
Balance at December 31, 2011	$28,000	$386	$44,488	$13,201	$2,666	$(9,256)	$79,485

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31

(In thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2012	$28,000	$386	$44,488	$13,201	$2,666	$(9,256)	$79,485

Net income	-	-	-	7,685		-	7,685
Other comprehensive income					807		807
Cash dividends declared on common stock ($0.40 per share)	-	-	-	(1,344)	-	-	(1,344)
Dividends on preferred stock	-	-	-	(764)	-	-	(764)
Issuance of treasury stock under dividend reinvestment plan	-	-	(40)	-	-	251	211
Issuance of stock award shares	-	-	(504)	-	-	504	-
Stock award expense	-	-	362	-	-	-	362
Balance at December 31, 2012	$28,000	$386	$44,306	$18,778	$3,473	$(8,501)	$86,442

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

(In thousands)

	2012	2011	2010
Cash flows from operating activities
Net income	$7,685	$7,410	$6,988
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	4,101	4,390	3,833
Depreciation and amortization	1,538	1,509	1,541
Net amortization of securities	1,449	917	784
Net gain on sales of available for sale securities	(2,182)	(2,499)	(1,751)
Other-than-temporary impairment loss	-	-	360
Prepayment penalties on extinguishment of debt	-	-	335
Mortgage loans originated for sale	(20,464)	(15,253)	(20,167)
Proceeds from mortgage loan sales	20,808	15,433	20,421
Net gain on sales of mortgage loans	(415)	(254)	(355)
Earnings on company owned life insurance	(697)	(686)	(720)
Deferred income tax expense	926	457	1,170
Share based compensation expense	362	371	174
Net (gain) loss on sale of foreclosed assets	485	112	(12)
Net gain on disposition of premises and equipment	(37)	(15)	(3)
Net change in
Accrued interest receivable	182	(107)	127
Accrued interest payable	(152)	(286)	(203)
Other assets	1,082	1,645	528
Other liabilities	(938)	566	(327)
Net cash from operating activities	13,733	13,710	12,723

Cash flows from investing activities
Net change in interest-bearing deposits	(2,008)	(6,479)	6,123
Available for sale securities:
Sales	88,351	107,443	117,818
Purchases	(177,871)	(116,090)	(173,404)
Maturities, prepayments and calls	35,418	24,530	21,922
Loan originations and payments, net	19,256	4,722	21,769
Purchase of premises and equipment, net	(1,649)	(1,410)	(586)
Proceeds from the sale of premises and equipment	43	15	3
Proceeds from the sale of foreclosed assets	7,827	1,837	2,045
Purchase of FHLB and Federal Reserve stock	(58)	(27)	(42)
Redemption of FHLB and Federal Reserve stock	12	883	904
Investment in company owned life insurance	-	(117)	-
Net cash from investing activities	(30,679)	15,307	(3,448)

(Continued)

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

(In thousands)

	2012	2011	2010
Cash flows from financing activities
Net change in deposits	$43,309	$(37,463)	$26,398
Net change in other borrowings	(5,379)	1,453	(27,570)
Proceeds from Federal Home Loan Bank advances	10,000	62,000	75,000
Repayment of Federal Home Loan Bank advances	(25,000)	(57,000)	(93,835)
Repurchase of series A preferred stock	-	(19,468)	-
Proceeds from issuance of series B preferred stock	-	28,000	-
Repurchase of warrant	-	(1,101)	-
Cash dividends paid on preferred shares	(978)	(812)	(974)
Cash dividends paid on common shares	(1,133)	(1,118)	(1,110)
Net cash from financing activities	20,819	(25,509)	(22,091)

Net change in cash and due from banks	3,873	3,508	(12,816)
Cash and due from banks at beginning of year	15,166	11,658	24,474
Cash and due from banks at end of year	$19,039	$15,166	$11,658

Supplemental cash flow information:
Interest paid	$4,182	$6,254	$8,383
Income taxes paid, net of refunds	1,600	84	1,520

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	12,129	3,779	4,698
Sale and financing of foreclosed assets	2,555	387	4,302
Issuance of treasury shares under dividend reinvestment plan	211	208	204
Security transactions in suspense, net payable	-	3,543	-

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Community Bank Shares of Indiana, Inc. (CBIN) and its wholly owned subsidiaries, Your Community Bank (YCB), The Scott County State Bank (SCSB), and CBIN Insurance, Inc. collectively referred to as “the Company”. YCB utilizes three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages the Bank’s investment securities. CBIN Insurance, Inc. is a captive insurance company formed by CBIN in 2012 which issues policies to its subsidiaries to cover gaps in coverage and other risks not insured by its third-party provider. During June 2004 and June 2006, the Company completed placements of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II (Trusts), trusts formed by the Company. Because the Trusts are not consolidated with the Company, the financial statements reflect the subordinated debt issued by the Company to the Trusts. Intercompany balances and transactions are eliminated in consolidation.

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

December 31, 2012, 2011 and 2010

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

December 31, 2012, 2011 and 2010

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

December 31, 2012, 2011 and 2010

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

December 31, 2012, 2011 and 2010

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

December 31, 2012, 2011 and 2010

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

December 31, 2012, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity.

NOTE 2 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2012 and 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2012	(In thousands)
State and municipal	$77,497	$7,050	$(110)	$84,437
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	152,975	2,101	(96)	154,980
U.S. Government sponsored entities and agencies	10,400	31	(76)	10,355
Collateralized debt obligations, including trust preferred securities	3,997	-	(2,821)	1,176
Mutual funds	250	7	-	257
Total	$245,119	$9,189	$(3,103)	$251,205

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011	(In thousands)
State and municipal	$70,728	$5,803	$(4)	$76,527
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	118,876	2,190	(39)	121,027
Collateralized debt obligations, including trust preferred securities	4,069	-	(3,132)	937
Mutual funds	250	5	-	255
Total	$193,923	$7,998	$(3,175)	$198,746

Total other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale was $1.5 million and $1.6 million at December 31, 2012 and 2011, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 2 – SECURITIES (Continued)

Sales of available for sale securities were as follows:

	2012	2011	2010
	(In thousands)
Proceeds	$88,351	$107,443	$117,818
Gross gains	2,182	2,499	1,760
Gross losses	-	-	(9)

The tax provision applicable to these net realized gains amounted to $742,000, $850,000 and $595,000, respectively.

The amortized cost and fair value of the contractual maturities of available for sale securities at year-end 2012 were as follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed agency securities and mutual funds which do not have a single maturity date are shown separately.

	Amortized Cost	Fair Value
2012	(In thousands)

Due in one year or less	$59	$59
Due from one to five years	2,467	2,629
Due from five to ten years	31,699	33,350
Due after ten years	57,669	59,929
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	152,975	154,980
Mutual Funds	250	257
Total	$245,119	$251,205

Securities pledged at year-end 2012 and 2011 had a carrying amount of $63.6 million and $77.2 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at year end 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	(In thousands)
2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$5,204	$(110)	$-	$-	$5,204	$(110)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	32,911	(96)	-	-	32,911	(96)
U.S. Government sponsored entities and agencies	8,948	(76)	-	-	8,948	(76)
Collateralized debt obligations, including trust preferred securities	-	-	1,176	(2,821)	1,176	(2,821)
Total temporarily impaired	$47,063	$(282)	$1,176	$(2,821)	$48,239	$(3,103)

	Less than 12 Months		12 Months or More		Total
	(In thousands)
2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$561	$(4)	$-	$-	$561	$(4)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	26,297	(39)	-	-	26,297	(39)
Collateralized debt obligations, including trust preferred securities	-	-	937	(3,132)	937	(3,132)
Total temporarily impaired	$26,858	$(43)	$937	$(3,132)	$27,795	$(3,175)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 2 – SECURITIES (Continued)

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

As of December 31, 2012, the Company’s security portfolio consisted of 301 securities, 29 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s collateralized debt obligations, while smaller unrealized losses were present in the Company’s state and municipal, residential mortgage-backed securities issued by U.S. Government sponsored entities, and U.S. Government sponsored entities and agencies, as discussed below:

State and Municipal

As of December 31, 2012, the Company had approximately $5.2 million of state and municipal securities with an unrealized loss of $110,000. Of the 195 state and municipal securities in the Company’s portfolio, 190 had an investment grade rating as of December 31, 2012 while 5 were not rated. The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality. All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%. The Company does not have the intent to sell its state and municipal securities and it is unlikely that it will be required to sell the securities before the anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired as of December 31, 2012.

Residential mortgage-backed agencies issued by U.S. Government sponsored entities

At December 31, 2012, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 2 – SECURITIES (Continued)

U.S. Government sponsored entities and agencies

At December 31, 2012, the unrealized losses in the U.S. Government sponsored entities and agencies securities portfolio were attributable to changes in interest rates and liquidity, and not credit quality. Because the Company does not have the intent to sell these securities and it is not likely the it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in six pooled trust preferred securities.

Our analysis of these six investments falls within the scope of FASB ASC 325-40 and includes $4.0 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs at December 31, 2012 (in thousands):

	Current Moody Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	OTTI Related to Credit Loss Recognized in 2012, Pre-Tax
Security 1	CCC- (S&P)	$2,000	$2,000	$684	$-	$-
Security 2	C	153	-	-	146	-
Security 3	Caa2	49	43	21	5	-
Security 4	Caa2	317	282	141	35	-
Security 5	Ca	1,549	836	165	637	-
Security 6	Ca	1,549	836	165	637	-
		$5,617	$3,997	$1,176	$1,460	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 2 – SECURITIES (Continued)

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies. The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows (see Footnote 15 for further information about the Company’s valuation methodology for these securities). The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default. We considered all defaults to be immediate. We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank). For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%. After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note. Additionally, we assumed that all bank and bank holding company issuers with total assets of greater than $15 billion would prepay their obligations before January 1, 2016. Upon completion of the analysis, our model indicated we did not have additional other-than-temporary impairment. At December 31, 2012 the six securities subject to FASB ASC 325-40 accounted for the $2.8 million of unrealized loss in the collateralized debt obligations category.

There were no credit losses recognized in earnings related to these securities for the years ended December 31, 2012 and 2011. Prior to 2011, the Company had recognized credit losses of $1.5 million.

NOTE 3 – LOANS

Loans at year-end were as follows:

	2012	2011
	(In thousands)
Commercial	$96,306	$100,884
Construction	39,217	44,722
Commercial Real Estate:
Owner occupied nonfarm/residential	91,819	92,848
Other nonfarm/residential	76,669	77,875
Residential Real Estate:
Secured by first liens	115,280	131,054
Home equity	40,094	44,832
Consumer	6,204	7,759
Subtotal	465,589	499,974
Less: Allowance for loan losses	(8,762)	(10,234)
Loans, net	$456,827	$489,740

During 2012 and 2011, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011 (in thousands):

2012:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234
Provision for loan losses	(91)	1,172	2,618	420	(18)	4,101
Loans charged-off	(1,008)	(938)	(3,043)	(769)	(204)	(5,962)
Recoveries	107	53	54	57	118	389
Ending balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762

2011:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864
Provision for loan losses	2,472	282	1,023	623	(10)	4,390
Loans charged-off	(2,827)	(1,065)	(547)	(785)	(337)	(5,561)
Recoveries	109	2	232	40	158	541
Ending balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234

Activity in the allowance for loan losses for the years ended December 31, 2010 was as follows:

2010
(in thousands)
Beginning balance	$15,236
Provision for loan losses	3,833
Loans charged-off	(8,688)
Recoveries	483
Ending balance	$10,864

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans, which includes the unpaid principal balance, net of partial charge-offs of $2.8 million and $6.5 million as of December 31, 2012 and 2011, by portfolio segment and based on impairment method as of December 31, 2012 and 2011 (in thousands):

2012:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$90	$1,066	$1,495	$1,028	$-	$3,679
Collectively evaluated for impairment	1,917	333	1,341	1,361	131	5,083
Total ending allowance balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762

Loans:
Loans individually evaluated for impairment	$916	$9,280	$11,780	$6,624	$23	$28,623
Loans collectively evaluated for impairment	95,390	29,937	156,708	148,750	6,181	436,966
Total ending loans balance	$96,306	$39,217	$168,488	$155,374	$6,204	$465,589

2011:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$517	$815	$1,749	$563	$17	$3,661
Collectively evaluated for impairment	2,482	297	1,458	2,118	218	6,573
Total ending allowance balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234

Loans:
Loans individually evaluated for impairment	$1,548	$13,902	$20,899	$3,811	$146	$40,306
Loans collectively evaluated for impairment	99,336	30,820	149,824	172,075	7,613	459,668
Total ending loans balance	$100,884	$44,722	$170,723	$175,886	$7,759	$499,974

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the years ending December 31, 2012 and 2011:

2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$746	$746	$-	$330	$7
Construction	6,398	3,828	-	2,200	6
Commercial real estate:
Owner occupied nonfarm/nonresidential	672	672	-	420	6
Other nonfarm/nonresidential	512	512	-	410	4
Residential real estate:
Secured by first liens	2,390	2,389	-	961	10
Home equity	714	714	-	266	8
Consumer	23	23	-	11	-
Total	$11,455	$8,884	$-	$4,598	$41

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$170	$170	$90	$865	$10
Construction	5,662	5,452	1,066	10,101	175
Commercial real estate:
Owner occupied nonfarm/nonresidential	936	936	102	6,138	278
Other nonfarm/nonresidential	9,660	9,660	1,393	10,508	230
Residential real estate:
Secured by first liens	2,491	2,491	518	2,931	48
Home equity	1,030	1,030	510	603	14
Consumer	-	-	-	100	-
Total	$19,949	$19,739	$3,679	$31,246	$755

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 3 – LOANS (Continued)

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

At December 31, 2011all impaired loans had an allocated allowance for loan losses. The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Further information about impaired loans is presented below:

2010
(in thousands)
Average of individually impaired loans during the year	$25,624
Interest income recognized and received during impairment	294

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011:

	2012		2011
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$416	$-	$1,040	$-
Construction	3,708	-	7,457	-
Commercial real estate:
Owner occupied nonfarm/residential	627	-	1,036	-
Other nonfarm/residential	1,846	-	2,290	-
Residential real estate:
Secured by first liens	1,930	-	3,427	-
Home equity	5	-	372	-
Consumer	186	-	150	-
Total	$8,718	$-	$15,772	$-

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and 2011 by class of loans:

2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$166	$-	$435	$601	$95,705	$-
Construction	1,264	1	3,014	4,279	34,938	-
Commercial real estate:
Owner occupied nonfarm/residential	325	-	57	382	91,437	-
Other nonfarm/residential	119	-	1,846	1,965	74,704	-
Residential real estate:
Secured by first liens	3,593	566	1,960	6,119	109,161	-
Home equity	1,221	313	55	1,589	38,505	-
Consumer	186	46	70	302	5,902	-
Total	$6,874	$926	$7,437	$15,237	$450,352	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 3 – LOANS (Continued)

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 3 – LOANS (Continued)

Troubled Debt Restructurings:

The detail of outstanding TDRs by class and modification type as of December 31, 2012 and 2011 follows (in thousands):

	2012		2011
	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Interest only payments	$-	$-	$500	$24
Extended maturity	5	5	489	281
Multiple modifications	160	4	332	12
Construction:
Interest rate reduction	1,355	173	-	-
Extended maturity	474	89	926	320
Multiple modifications	2,655	374	5,333	80
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	195	81	8,710	887
Other nonfarm/nonresidential
Interest rate reduction	8,070	1,200	8,070	616
Interest only payments	202	-	206	4
Multiple modifications	-	-	1,127	87
Residential real estate:
Secured by first liens
Interest rate reduction	65	7	100	7
Interest only payments	-	-	124	8
Extended maturity	306	36	307	4
Multiple modifications	315	50	373	29
Home equity
Interest rate reduction	-	-	30	1
Consumer
Interest rate reduction	-	-	8	-
Total	$13,802	$2,019	$26,635	$2,360

Subsequent to December 31, 2012, the Company transferred one credit relationship classified as a TDR in 2012 and 2011 with a recorded investment of $8.1 million to non-accrual status. In addition, the Company charged-off the allocated allowance of $1.2 million at that time. The relationship was included in the Company’s impaired loans as of December 31, 2012.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 3 – LOANS (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms. The following tables summarize the Company’s TDR’s by class, modification type and performance as of December 31, 2012 and 2011 (in thousands):

2012:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Defaulted Within 12 Months of Modification
Commercial:
Multiple modifications	$-	$93	$93	$-
Construction:
Extended maturity	-	61	61	61
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	195		195
Other nonfarm/nonresidential	-	-	-	-
Residential:
Secured by first liens
Multiple modifications	39	165	204	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	$234	$319	$553	$61

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 3 – LOANS (Continued)

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

During the years ending December 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following tables present loans by class modified as TDRs that occurred during the years ending December 31, 2012 and 2011 and their performance, by modification type (in thousands):

2012:

	Number of Loans	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
Construction:
Interest rate reduction	1	1,355	-
Commercial real estate:
Owner occupied nonfarm/nonresidential:
Interest only payments	1	-	195
Total	2	$1,355	$195

2011:

	Number of Loans	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
Commercial:
Interest only payments	1	$-	$500
Extended maturity	5	239	250
Multiple modifications	2	-	262
Construction:
Extended maturity	1	416	-
Multiple modifications	4	5,333	-
Commercial real estate:
Owner occupied nonfarm/nonresidential:
Interest only payments	2	8,710	-
Other nonfarm/nonresidential:
Interest only payments	1	206	-
Residential:
Secured by first liens:
Interest rate reduction	1	32	-
Interest only payments	3	124	-
Extended maturity	1	306	-
Multiple modifications	1	55	-
Home equity:
Interest rate reduction	1	30	-
Consumer:
Interest rate reduction	1	8	-
Total	24	$15,459	$1,012

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 3 – LOANS (Continued)

The troubled debt restructurings described above increased the allowance for loan losses by $949,000 and $1.8 million during the years ending December 31, 2012 and 2011. There were $3.4 million and $2.0 million of charge-offs of TDRs during 2012 and 2011, respectively. For modifications occurring during the years ended December 31, 2012 and 2011, the post-modification balances equaled the pre-modification balances.

The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of December 31, 2012 and 2011.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 3 – LOANS (Continued)

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans. The risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2012 and 2011 is as follows:

2012:

	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$5,372	$642	$467	$408	$89,417	$96,306
Construction	7,017	-	4,982	4,298	22,920	39,217
Commercial real estate:
Owner occupied nonfarm/residential	4,317	195	1,355	57	85,895	91,819
Other nonfarm/residential	2,808	-	8,539	1,846	63,476	76,669
Residential real estate:
Secured by first liens	1,574	331	2,566	1,725	109,084	115,280
Home equity	482	56	1,425	209	37,922	40,094
Consumer	70	-	86	11	6,037	6,204
Total	$21,640	$1,224	$19,420	$8,554	$414,751	$465,589

2011

	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$5,261	$653	$742	$1,209	$93,019	$100,884
Construction	9,787	-	3,225	8,153	23,557	44,722
Commercial real estate:
Owner occupied nonfarm/residential	1,835	988	9,075	1,009	79,941	92,848
Other nonfarm/residential	5,779	213	8,648	2,705	60,530	77,875
Residential real estate:
Secured by first liens	2,145	385	3,813	1,720	122,991	131,054
Home equity	1,149	-	386	300	42,997	44,832
Consumer	87	-	176	27	7,469	7,759
Total	$26,043	$2,239	$26,065	$15,123	$430,504	$499,974

Related Party Loans: Loans to principal officers, directors, and their affiliates were as follows.

2012
(In thousands)
Beginning loans	$13,905
New loans	9,722
Change in related parties	1,528
Repayments	(7,926)
Ending loans	$17,229

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates as of December 31, 2012 and 2011 were $15.1 million and $17.3 million.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 4- PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2012	2011
	(In thousands)
Land and land improvements	$2,768	$2,766
Buildings	13,988	13,642
Furniture, fixtures and equipment	13,463	12,854
Leasehold improvements	1,216	1,384
	31,435	30,646
Less: Accumulated depreciation	(17,341)	(16,866)
	$14,094	$13,780

Depreciation expense was $1.3 million, $1.2 million, and $1.3 million for 2012, 2011, and 2010.

Branch location rent expense was $651,000, $620,000 and $640,000 for 2012, 2011, and 2010, respectively. Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

2013	$581
2014	513
2015	486
2016	420
2017	330
Thereafter	271
Total	$2,601

NOTE 5 – DEPOSITS

Time deposits of $100,000 or more were $71.8 million and $77.7 million at year-end 2012 and 2011.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows:

2013	$140,826
2014	18,874
2015	4,151
2016	2,729
2017	541
Thereafter	367

Deposits from principal officers, directors and their affiliates at year-end 2012 and 2011 were approximately $24.2 million and $28.8 million.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 6 – OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements representing overnight borrowings from deposit customers, federal funds purchased representing overnight borrowings from other financial institutions, lines of credit with other financial institutions, a structured repurchase agreement, and a note payable.

One of the Company’s subsidiary banks is a limited partner in an investment partnership which constructs low income housing. The Company currently has a 14.8% ownership interest, although that is expected to be reduced to 5% - 7% once all partnership units have been sold. In exchange for an investment of $1.0 million, the Company issued a note payable for $1.0 million to the partnership. The note payable had a balance of $62,000 and $377,000 at December 31, 2012 and 2011. Payments are due on demand in the amount requested from the partnership. The note does not bear interest unless payments are not paid within 15 days of the request. In accordance with accounting guidance, the Company did not consolidate the investment in the partnership into its financial statements because it owns less than 50% of the partnership and does not control the operations.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 6 – OTHER BORROWINGS (Continued)

Information concerning 2012, 2011, and 2010 other borrowings is summarized as follows.

	2012	2011	2010
	(Dollars in thousands)
Repurchase agreements at year-end
Balance	$45,438	$38,602	$35,096
Weighted average interest rate	0.27%	0.29%	0.38%
Repurchase agreements during the year
Average daily balance	$42,477	$36,680	$38,987
Maximum month-end balance	45,438	40,263	41,263
Weighted average interest rate	0.28%	0.33%	0.37%

Federal funds purchased and lines of credit at year-end
Balance	-	$2,100	$3,800
Weighted average interest rate	-	4.35%	4.30%
Federal funds purchased and lines of credit during the year
Average daily balance	$1,480	$5,374	$5,780
Maximum month-end balance	3,951	13,800	12,535
Weighted average interest rate	3.62%	2.56%	3.39%

Structured repurchase agreement at year-end
Balance	-	$9,800	$9,800
Weighted average interest rate	-	4.97%	4.97%
Structured repurchase agreement during the year
Average daily balance	$8,649	$9,800	$9,800
Maximum month-end balance	9,800	9,800	9,800
Weighted average interest rate	4.97%	4.97%	4.97%

Note payable at year-end
Balance	$62	$377	$730
Weighted average interest rate	0.00%	0.00%	0.00%
Note payable during the year
Average daily balance	$140	$588	$2
Maximum month-end balance	239	730	730
Weighted average interest rate	0.00%	0.00%	0.00%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

	2012		2011
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)

Fixed rate	1.98%	$40,000	1.64%	$55,000

The advances were collateralized by $247.8 million and $277.1 million of first mortgage and commercial real estate loans under a blanket lien arrangement and certain available for sale securities at year-end 2012 and 2011. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional $70.0 million at year-end 2012.

The contractual maturities of advances outstanding as of December 31, 2012 are as follows:

(In thousands)
2013	$20,000
2014	10,000
2015	10,000
$40,000

There is a substantial penalty if the Company prepays the advances before the contractual maturities. The Company recognized penalties on prepayment of FHLB advances of $0, $0, and $335,000, for the years ended December 31, 2012, 2011, and 2010.

NOTE 8 - SUBORDINATED DEBENTURES

On June 15, 2006, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust II (Trust II), issued $10.0 million of floating rate trust preferred securities as part of a pooled offering of such securities. On June 17, 2004, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust I (Trust I), issued $7.0 million of floating rate trust preferred securities as part of a pooled offering of such securities. The Company issued subordinated debentures to Trusts I and II in exchange for the proceeds of each offering; the debentures and related debt issuance costs represent the sole assets of Trusts I and II. The Company is not considered the primary beneficiary of the Trusts (variable interest entity), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the trust preferred securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 1.70% (2.01% as of the last adjustment) for Trust II and three-month LIBOR plus 2.65% (2.96% as of the last adjustment) for Trust I and are included in interest expense.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

A reconciliation of the projected benefit obligation and the value of plan assets follow.

	2012	2011
	(In thousands)
Change in projected benefit obligation
Balance, beginning of year	$1,321	$1,096
Interest cost	52	57
Actuarial loss	95	201
Benefits paid to participants	(40)	(33)
Ending benefit obligation	1,428	1,321

Change in plan assets
Fair value, beginning of year	915	855
Actual return on plan assets	102	(7)
Employer contributions	63	100
Benefits paid to participants	(40)	(33)
Fair value, end of year	1,040	915

Funded status	$(388)	$(406)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 9 – BENEFIT PLANS (Continued)

Amounts recognized in accumulated other comprehensive loss consisted of a net actuarial loss of $810,000 and $769,000 at year-end 2012 and 2011. The accumulated benefit obligation was $1.4 million and $1.3 million at year-end 2012 and 2011. The funded status of the plan was a liability as of the years ended 2012 and 2011 and is reported in other liabilities in the Company’s consolidated financial statements.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	2012	2011	2010
	(Dollars in thousands)
Interest cost	$52	$56	$57
Expected return on plan assets	(69)	(65)	(56)
Amortization of unrecognized loss	21	13	13
Net periodic benefit cost	4	4	14

Net loss (gain)	41	261	12
Total recognized in other comprehensive loss (income)	41	261	12

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$45	$265	$26

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $23,000.

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at year end:

	2012	2011	2010
Discount rate on benefit obligation	3.50%	4.00%	5.25%

Weighted-average assumptions used to determine net periodic pension cost:

	2012	2011	2010
Rate of expected return on plan assets	7.50%	7.50%	7.50%
Discount rate for periodic benefit costs	4.00%	5.25%	5.75%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 9 – BENEFIT PLANS (Continued)

Plan Assets: The Company’s target allocation for 2013, pension plan asset allocation at year-end 2012 and 2011, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end		Weighted-Average Expected Long-Term
	2013	2012	2011	Rate of Return
Asset Category
Mutual funds	85%	99%	93%	9.0%
Money market	15	1	7	3.5
Total	100%	100%	100%	7.5%

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 9 – BENEFIT PLANS (Continued)

The fair value of the plan assets by asset category is as follows:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Plan Assets (December 31, 2012)
Money Market Mutual Fund	$10	$10	$-	$-
Equity Mutual Funds	1,030	1,030	-	-

Total Plan Assets	$1,040	$1,040	$-	$-

Plan Assets (December 31, 2011)
Money Market Mutual Fund	$64	$64	$-	$-
Equity Mutual Funds	851	851	-	-

Total Plan Assets	$915	$915	$-	$-

There were no transfers between Level 1 and Level 2 during 2012.

Estimated Future Payments: The following benefit payments, which reflect expected future service, are expected (in thousands):

Pension Benefits
2013	$41
2014	42
2015	312
2016	39
2017	47
Years 2018-2022	375

The Company expects to contribute approximately $85,000 to its pension plan in 2013.

Your Community Bank is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit pension plan covering two of its employees. Employees are fully vested at the completion of five years of participation in the plan. No contributions were required during the three-year period ended December 31, 2012. There have been no new enrollments since 1998.

Deferred Compensation Arrangements: The Company has entered into deferred compensation arrangements with certain directors and officers. The liability for such arrangements is fully accrued during the service period, with benefits paid monthly upon retirement until death, or date specified by the agreement. The liability was $230,000 and $239,000 at December 31, 2012 and 2011, respectively, and was included in other liabilities in the Company’s consolidated financial statements. Expense related to these arrangements for 2012, 2011 and 2010 was $10,000, $10,000 and $12,000

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 9 – BENEFIT PLANS (Continued)

Defined Contribution Plans: The 401(k) benefit plan matches employee contributions equal to 100% of the first 3% plus 50% of the next 2% of the compensation contributed. Expense for 2012, 2011 and 2010 was $282,000, $266,000 and $257,000.

NOTE 10 – STOCK-BASED COMPENSATION PLANS

The Company has three share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $362,000, $371,000, and $174,000 for 2012, 2011, and 2010. The total income tax benefit was $122,000, $126,000, and $36,000 for the respective periods.

Stock Options: The Company’s stock option plan provides for the granting of both incentive and nonqualified stock options and other share based awards, including restricted stock and deferred stock units, for up to 400,000 shares of common stock at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years. As of December 31, 2012, the plan allows for additional option and share-based award grants of up to 150,795 shares.

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

The Company did not grant options during 2012, 2011, or 2010.

A summary of the activity in the stock option plan for 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except exercise prices)
Outstanding at beginning of year	168	$22.73
Granted	-	-
Exercised	-	-
Forfeited	(10)	24.31
Expired	-	-
Outstanding at end of year	158	$22.63	3.3	$-
Vested and expected to vest	158	$22.63	3.3	$-
Exercisable at end of year	158	$22.63	3.3	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 10 – STOCK-BASED COMPENSATION PLANS (Continued)

For the years ended December 31, 2012, 2011, and 2010 there were no options exercised or granted.

As of December 31, 2012, all outstanding stock options had vested and there was no remaining compensation cost to be recognized.

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

As of December 31, 2012, there were no outstanding units granted under the Plan. There were no units outstanding during the years ended December 31, 2012, 2011 and 2010. There were no modifications or cash paid to settle performance unit awards during the three year period ending December 31, 2012.

Restricted Share Awards: Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the market value of the Company’s stock on the grant date. The restricted shares have vesting periods ranging from 16 days to three years from the anniversary of the grant date.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2012	45	$13.13
Granted	22	13.45
Vested	(8)	9.50
Forfeited	-	-
Nonvested at December 31, 2012	59	$13.74

As of December 31, 2012, there was $236,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.0 years. The fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $104,000, $160,000, and $0. There were no modifications or cash paid to settle restricted share awards during the three year period ended December 31, 2012.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

 NOTE 11 - INCOME TAXES

Income tax expense (benefit) was as follows.

	2012	2011	2010
	(In thousands)
Current	$759	$1,634	$741
Deferred	1,042	554	1,170
Change in valuation allowance	(116)	(97)	(65)
Total	$1,685	$2,091	$1,846

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

	2012		2011		2010
	(Dollars in thousands)
Federal statutory rate times financial statement income	$3,186	34.0%	$3,230	34.0%	$3,004	34.0%
Effect of:
Tax-exempt income	(1,094)	(11.7)	(954)	(10.0)	(758)	(8.6)
State taxes, net of federal benefit	116	1.2	97	1.0	65	0.7
Change in valuation allowance	(116)	(1.2)	(97)	(1.0)	(65)	(0.7)
Nontaxable earnings from company owned insurance policies	(237)	(2.5)	(233)	(2.5)	(245)	(2.8)
New markets tax credit	-	-	-	-	(180)	(2.0)
Low income housing tax credit	(130)	(1.4)	(20)	(0.2)	-	-
Incentive stock options expense	-	-	-	-	5	0.1
Other, net	(40)	(0.4)	68	0.7	20	0.2
Total	$1,685	18.0%	$2,091	22.0%	$1,846	20.9%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 11- INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,979	$3,479
Employee benefit plans	122	81
Other-than-temporary impairment	496	496
Minimum pension liability	275	261
State taxes	1,601	1,717
Restricted stock awards	121	71
Deferred stock units	-	70
Section 1602 grant	122	82
Tax credit carryforward	769	842
Other	171	186
	6,656	7,285
Deferred tax liabilities:
Premises and equipment	(805)	(685)
FHLB stock	(176)	(171)
Deferred loan fees and costs	(159)	(157)
Fair value adjustments from acquisitions	(264)	(219)
Net unrealized gain on securities available for sale	(2,079)	(1,649)
Intangible assets	(162)	(294)
Prepaid expenses	(525)	(76)
Other	(57)	(147)
	(4,227)	(3,398)
Valuation allowance on net deferred tax assets	(1,601)	(1,717)
Net deferred tax asset	$828	$2,170

The Company incurred net operating losses for state income taxes during years 2002 through 2010 which will be carried forward and applied to future state taxable income. Due to the uncertainty of the Company’s ability to use this benefit, a valuation allowance has been recorded. The cumulative state net operating loss is $14.6 million and can be carried forward for 15 years with expiration beginning in 2018.

The Company has general business credit carryforwards of $144,000 and AMT credit carryforwards of $625,000. The general business credits will begin to expire in 2028 and the AMT credit carryforwards have no expiration period.

Retained earnings of Your Community Bank includes approximately $3.7 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for Your Community Bank at December 31, 2012 was approximately $1.3 million.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 11- INCOME TAXES (Continued)

The Company has no unrecognized tax benefits as of December 31, 2012 and 2011 and there is no expected change for unrecognized tax benefits over the next twelve months.

The Company did not record any amounts of interest and penalties in the income statement for the years ended December 31, 2012, 2011, and 2010 and did not have an amount accrued for interest and penalties at December 31, 2012, 2011, and 2010.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2009.

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

December 31, 2012, 2011 and 2010

NOTE 12 – PREFERRED STOCK AND WARRANTS (Continued)

The SBLF Preferred Stock qualifies as Tier 1 capital and will accrue non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (“QSBL”), by the Company’s subsidiary banks.  The dividend rate for the fourth quarter of 2012 was 1.87%. The dividend rate for future dividend periods will be set based upon the percentage change in QSBL between each dividend period and the baseline QSBL level, as determined in accordance with the Purchase Agreement.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  If the SBLF Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate will decrease as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the SBLF Preferred Stock) if it has declared and paid dividends for the current dividend period on the SBLF Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. If the Company’s QSBL with respect to its ninth dividend period is less than or equal to its QSBL baseline, then, beginning on January 1, 2014 and on all dividend payments thereafter ending on April 1, 2015, the Company will pay the holders of its SBLF Preferred Stock a special lending incentive fee equal to 0.5% of the liquidation amount per share of SBLF Preferred Stock.

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

December 31, 2012, 2011 and 2010

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2012 and 2011, the most recent regulatory notifications categorized YCB and SCSB as well capitalized under the regulatory framework for prompt corrective action. There are no considerations or events since December 31, 2012 that management believes have changed the institution’s classification as well capitalized.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
2012
Total Capital (to Risk Weighted Assets):
Consolidated	$105.7	19.1%	$44.2	8.0%	N/A	N/A
Your Community Bank	88.1	18.9	37.3	8.0	$46.6	10.0%
Scott County State Bank	16.2	18.6	6.9	8.0	8.7	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$98.8	17.9%	$22.1	4.0%	N/A	N/A
Your Community Bank	82.3	17.7	18.6	4.0	$27.9	6.0%
Scott County State Bank	15.1	17.4	3.5	4.0	5.2	6.0

Tier I Capital (to Average Assets):
Consolidated	$98.8	12.2%	$32.3	4.0%	N/A	N/A
Your Community Bank	82.3	12.3	26.8	4.0	$33.5	5.0%
Scott County State Bank	15.1	11.3	5.4	4.0	6.7	5.0

2011
Total Capital (to Risk Weighted Assets):
Consolidated	$99.6	17.5%	$45.4	8.0%	N/A	N/A
Your Community Bank	83.0	17.1	38.7	8.0	$48.4	10.0%
Scott County State Bank	16.6	20.0	6.6	8.0	8.3	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$92.4	16.3%	$22.7	4.0%	N/A	N/A
Your Community Bank	76.9	15.9	19.4	4.0	$29.1	6.0%
Scott County State Bank	15.5	18.8	3.3	4.0	5.0	6.0

Tier I Capital (to Average Assets):
Consolidated	$92.4	11.7%	$31.5	4.0%	N/A	N/A
Your Community Bank	76.9	11.7	26.2	4.0	$32.8	5.0%
Scott County State Bank	15.5	12.2	5.1	4.0	6.4	5.0

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. In 2013, YCB could declare dividends of $7.8 million plus 2013 earnings without prior regulatory approval while SCSB could declare dividends of $684,000 without prior approval. In addition, the Company has limitations on dividends it can pay to common shareholders as more fully described in Note 12 – Preferred Stock and Warrants.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to make loans	$13,168	$1,041	$7,420	$3,152
Unused lines of credit	11,374	114,894	9,720	114,571
Letters of credit	-	2,375	-	2,745

Commitments to make loans are generally made for periods of 30 days or less and are at market rates. The fixed rate loan commitments have interest rates ranging from 3.50% to 7.25% and maturities ranging from 1 year to 15 years.

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

December 31, 2012, 2011 and 2010

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

Impaired Loans: Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of the carrying amount of the loan or the fair value of the underlying collateral less costs to sell. For collateral dependent loans, the fair value of real estate is primarily determined based on appraisals by qualified licensed appraisers. These appraisals may use a single valuation approach or a combination depending on the type of collateral, including the comparable sales or income capitalization approach. The appraisals are discounted to reflect management’s estimate of the fair value of the collateral given the current circumstances and condition of the collateral including the market for the particular collateral and management’s experience with similar types of collateral. Impaired loans are evaluated quarterly for additional impairment. Fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Foreclosed and Repossessed Assets: Foreclosed and repossessed assets are initially recorded at fair value less estimated costs to sell when acquired. The fair value of foreclosed and repossessed assets is primarily determined based on appraisals by qualified licensed appraisers whose qualifications have been reviewed by the Company. The appraisals are discounted to reflect management’s estimate of the fair value of the collateral given the current circumstances of the collateral and reduced by management’s estimate of costs to dispose of the asset. Also, management reviews the assumptions included in the appraisals and makes adjustments where circumstances warrant, such as recent experience with similar assets. Fair value of foreclosed and repossessed assets is classified as Level 3 in the fair value hierarchy.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE 15 - FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (December 31, 2012):
Available for sale securities:
State and municipal	$84,437	$-	$84,378	$59
U.S. Government sponsored entities and agencies	10,355	-	10,355	-
Residential mortgage-backed securities issued by U.S. Government sponsored entities	154,980	-	154,980	-
Collateralized debt obligations, including trust preferred securities	1,176	-	-	1,176
Mutual funds	257	-	257	-
Total available for sale securities	$251,205	$-	$249,970	$1,235

Assets (December 31, 2011):
Available for sale securities:
State and municipal	$76,527	$-	$76,375	$152
Residential mortgage-backed securities issued by U.S. Government sponsored entities	121,027	-	121,027	-
Collateralized debt obligations, including trust preferred securities	937	-	-	937
Mutual funds	255	-	255	-
Total available for sale securities	$198,746	$-	$197,657	$1,089

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE 15 - FAIR VALUE (Continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)
Balance at January 1	$937	$1,359	$152	$-
Other-than-temporary impairment recognized in earnings	-	-	-	-
Net unrealized gain (loss) included in other comprehensive income	311	(422)	-	-
Principal paydowns	(72)	-	(93)	-
Transfers into Level 3	-	-	-	152
Balance at December 31	$1,176	$937	$59	$152

The fair values of our collateralized debt obligations are determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers. The fair values of our collateralized debt obligations are determined by the Company’s accounting department and reviewed by the Chief Financial Officer. We provide our estimate of default, prepayment, and recovery probability for each issuer to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions. To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates for each security. The discount rates were determined utilizing a risk free rate of three month LIBOR plus 300 bps (3.31% at December 31, 2012), plus a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

The significant unobservable inputs used in the fair value measurement of the Company’s collateralized debt obligations are probabilities of specific issuer defaults and deferral, specific issuer recovery assumptions, constant prepayment rate, and the discount rate. Significant increases in specific issuer default assumptions, constant prepayment rates, and discount rates or decreases in specific issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific issuer default assumptions, constant prepayment rates, and discount rates or increases in specific issuer recovery assumptions would result in a higher fair value measurement.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE 15 - FAIR VALUE (Continued)

The following table presents quantitative information about recurring Level 3 fair value measurements for the Company’s collateralized debt obligations:

	Fair Value	Valuation Technique	Unobservable Input(s)	Range - (Weighted Average)
(in thousands)
Collateralized debt obligations	$1,176	Discounted cash flow	Constant prepayment rate	0.00%-100.00% (19.07%)
			Collateral default rate	0.00%-100.00% (13.43%)
			Discount rate	10.62%-26.06% (20.66%)
			Recovery probability	0.00%–15.00% (13.93%)

The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31 for level 3 assets that are still held at December 31:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Year Ended December 31 Collateralized Debt Obligations, Including Trust Preferred Securities		Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Year Ended December 31 State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)
Interest income on securities	$111	$58	$4	$9
Other changes in fair value	-	-	-	-
Total	$111	$58	$4	$9

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE 15 - FAIR VALUE (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (December 31, 2012):
Impaired loans:
Commercial	$37	$—	$—	$37
Construction	2,109	—	—	2,109
Commercial real estate:
Owner occupied nonfarm/residential	834	—	—	834
Other nonfarm/residential	7,214	—	—	7,214
Residential real estate:
Secured by first liens	1,914	—	—	1,914
Home equity	49	—	—	49

Foreclosed and repossessed assets:
Construction	2,545	—	—	2,545
Commercial real estate:
Owner occupied nonfarm/residential	383	—	—	383
Other nonfarm/residential	2,276	—	—	2,276
Residential real estate:
Secured by first liens	1,100	—	—	1,100
Consumer	41	—	—	41

Assets (December 31, 2011):
Impaired loans:
Commercial	$872	$—	$—	$872
Construction	6,248	—	—	6,248
Commercial real estate:
Owner occupied nonfarm/residential	8,096	—	—	8,096
Other nonfarm/residential	9,375	—	—	9,375
Residential real estate:
Secured by first liens	1,336	—	—	1,336
Home equity	23	—	—	23
Consumer	34	—	—	34

Foreclosed and repossessed assets:
Construction	2,118	—	—	2,118
Commercial real estate:
Owner occupied nonfarm/residential	1,865	—	—	1,865
Residential real estate:
Secured by first liens	1,092	—	—	1,092
Consumer	1	—	—	1

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE 15 - FAIR VALUE (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans. The Company’s impaired loans totaled $28.6 million as of December 31, 2012, which included collateral-dependent loans with a carrying value of $15.2 million. As of December 31, 2012, the Company’s collateral dependent loans had a valuation allowance of $3.0 million, resulting in an additional provision for loan losses of $4.3 million during the twelve months ended December 31, 2012. The Company’s impaired loans totaled $37.7 million as of December 31, 2011, which included collateral-dependent loans with a carrying value of $29.4 million. As of December 31, 2011, the Company’s collateral dependent loans had a valuation allowance of $3.5 million, resulting in an additional provision for loan losses of $3.3 million during the twelve months ended December 31, 2011.

The Company evaluates the fair value of foreclosed assets at the time they are transferred from loans and on a quarterly basis thereafter. During the years ended December 31, 2012 and 2011, the Company recognized charges of $57,000 and $0 to write down foreclosed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE 15 - FAIR VALUE (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range - (Weighted Average)
	(in thousands)
Impaired Loans:
Commercial	$37	Sales comparison approach	Adjustments for differences between comparable sales	0%
Construction	2,109	Sales comparison approach	Adjustments for differences between comparable sales	0%-24% (19%)
Commercial real estate	8,048	Income capitalization approach	Capitalization rate	12%-38% (32%)
		Sales comparison approach	Adjustments for differences between comparable sales	26%
Residential real estate	1,964	Sales comparison approach	Adjustments for differences between comparable sales	14%-52% (28%)

Foreclosed and repossessed assets:
Construction	$2,545	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	14%-78% (26%)
Commercial real estate	2,660	Sales comparison approach	Adjustments for differences between comparable sales	10%-60% (41%)
Residential real estate	1,100	Sales comparison approach	Adjustments for differences between comparable sales	0%-38% (22%)
Consumer	41	Sales comparison approach	Adjustments for differences between comparable sales	0%-4% (3%)

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE 15 - FAIR VALUE (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows at year-end.

		2012
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and due from financial institutions	$19,039	$19,039	$—	$—	$19,039
Interest-bearing deposits in other financial institutions	32,305	32,305	—	—	32,305
Loans held for sale	1,225	—	1,237	—	1,237
Loans, net	456,827	—	—	470,927	470,927
Accrued interest receivable	3,014	—	1,102	1,912	3,014
Federal Home Loan Bank and Federal Reserve Stock	5,998	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	624,667	—	616,035	—	616,035
Other borrowings	45,500	—	45,495	—	45,495
Federal Home Loan Bank Advances	40,000	—	40,350	—	40,350
Subordinated debentures	17,000	—	—	9,997	9,997
Accrued interest payable	177	—	161	16	177

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE 15 - FAIR VALUE (Continued)

	2011
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
December 31, 2012, 2011 and 2010

NOTE 15 - FAIR VALUE (Continued)

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
December 31, 2012, 2011 and 2010

NOTE 16- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Cash and due from financial institutions	$292	$2,944
Investment in subsidiaries	102,299	96,519
Other assets	2,157	1,372
Total assets	$104,748	$100,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other borrowings	$-	$2,100
Subordinated debentures	17,000	17,000
Accrued expenses and other liabilities	1,306	2,250
Total liabilities	18,306	21,350
Total shareholders’ equity	86,442	79,485
	$104,748	$100,835

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011	2010
Income	(In thousands)
Dividends from subsidiaries	$4,500	$5,000	$-
Management fees from subsidiaries	4,816	4,647	4,465
	9,316	9,647	4,465
Expense
Operating expenses	7,097	6,638	6,258
Income before income taxes and equity in undistributed net income of subsidiaries	2,219	3,009	(1,793)
Income tax benefit	770	628	603
Income before equity in undistributed net income of subsidiaries	2,989	3,637	(1,190)
Equity in undistributed net income of subsidiaries	4,696	3,773	8,178
Net Income	$7,685	$7,410	$6,988

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net income (loss)	$7,685	$7,410	$6,988
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed net (income) loss of subsidiaries	(4,696)	(3,773)	(8,178)
Share-based compensation expense	362	371	174
Net change in other assets and liabilities	(1,542)	285	83
Net cash from operating activities	1,809	4,293	(933)

Cash flows from investing activities
Investment in subsidiary	(250)	(7,679)	-
Net cash from investing activities	(250)	(7,679)	-

Cash flows from financing activities
Net change in short-term borrowings	(2,100)	(1,700)	(2,500)
Repurchase of series A preferred stock	-	(19,468)	-
Issuance of series B preferred stock	-	28,000
Repurchase of warrant	-	(1,101)	-
Cash dividends paid on preferred shares	(978)	(812)	(974)
Cash dividends paid on common shares	(1,133)	(1,118)	(1,110)
Net cash from financing activities	(4,211)	3,801	(4,584)

Net change in cash	(2,652)	415	(5,517)
Cash at beginning of year	2,944	2,529	8,046
Cash at end of year	$292	$2,944	$2,529

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE 17 – EARNINGS PER SHARE

The factors used in the earnings per share computation follows.

	2012	2011	2010
	(In thousands, except share and per share amounts)
Basic
Net income	$7,685	$7,410	$6,988
Preferred stock dividends and discount amortization	(764)	(1,379)	(1,065)
Net Income per common share	$6,921	$6,031	$5,923
Average shares:
Common shares outstanding	3,863,937	3,863,937	3,863,942
Less: Treasury stock	(501,669)	(548,007)	(578,363)
Average shares outstanding	3,362,268	3,315,930	3,285,579
Net income per common share, basic	$2.06	$1.82	$1.80

Diluted
Net income available to common shareholders	$6,921	$6,031	$5,923
Average shares:
Common shares outstanding for basic	3,362,268	3,315,930	3,285,579
Add: Dilutive effects of outstanding warrant	-	57,802	51,385
Average shares and dilutive potential Common shares	3,362,268	3,373,732	3,336,964
Net income per common share, diluted	$2.06	$1.79	$1.77

Stock options of 158,000, 193,000, and 193,000 common shares were excluded from 2012, 2011, and 2010 diluted earnings per share because they were anti-dilutive.

Deferred stock units of 0, 0, and 25,000 were excluded from 2012, 2011, and 2010 diluted earnings per share because all the conditions required for issuance at those dates had not been met.

Restricted share awards of 59,000, 45,000, and 17,000 common shares were excluded from 2012, 2011, and 2010 diluted earnings per share because all the condition required for issuance at those dates had not been met.

NOTE 18 – OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at 12/31/11	Current Period Change	Balance at 12/31/12

Unrealized gains on securities available for sale	$3,173	$834	$4,007
Unrealized loss on pension benefits	(507)	(27)	(534)

Total	$2,666	$807	$3,473

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	Earnings Per Share Basic Diluted
	(In thousands, except per share amounts)
2012
First quarter	$8,423	$7,317	$1,835	$0.48	$0.48
Second quarter	8,370	7,267	1,954	0.51	0.51
Third quarter	8,144	7,144	1,941	0.53	0.53
Fourth quarter	7,889	7,068	1,955	0.54	0.54

2011
First quarter	$8,712	$6,981	$1,788	$0.46	$0.44
Second quarter	8,617	7,051	1,855	0.48	0.46
Third quarter	8,424	6,988	1,877	0.40	0.38
Fourth quarter	8,488	7,253	1,890	0.48	0.48

Part II

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

Not applicable.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2012, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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

Not applicable.

Part III

Item 10. Directors, Executive Officers And Corporate Governance

The information regarding Company directors required by this item is incorporated herein by reference to information under the headings “Corporate Governance and Board Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 – Election of Directors” in our definitive proxy statement, to be filed with the SEC, relating to our 2013 annual meeting of shareholders (“2013 Proxy Statement”) to be held on May 21, 2013. Information regarding the members of the Audit Committee, the Company’s code of business conduct and ethics, the identification of the Audit Committee Financial Expert and stockholder nominations of directors is also incorporated by reference to the information under the aforesaid headings. The information regarding our executive officers required by this item is incorporated by reference to the information under the heading “Executive Officers Who Are Not Directors” and the other headings listed above in the 2013 Proxy Statement.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the information under the heading “Executive Compensation” in the 2013 Proxy Statement.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

See Part II, Item 5, for information about securities authorized for issuance under the Company’s equity compensation plans. Information concerning security ownership of management is incorporated herein by reference to the information under the heading “Stock Ownership by Directors and Executive Officers” in the 2013 Proxy Statement.

Item 13. Certain Relationships And Related Transactions, And Director Independence

Information concerning relationships and related transactions, and director independence is incorporated herein by reference to the information under the headings "Compensation Committee Interlocks And Insider Participation”, “Corporate Governance And Board Matters” and “Certain Relationships and Related Person Transactions” in the 2013 Proxy Statement.

Item 14. Principal Accountant Fees And Services

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings “Report of the Audit Committee,” Independent Registered Public Accounting Firm” and “Proposal No. 1 – Ratification of Independent Registered Public Accounting Firm” in the 2013 Proxy Statement.

Part IV

Item 15. Exhibits And Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

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

COMMUNITY BANK SHARES
OF INDIANA, INC.

March 29, 2013	By:	/s/ James D. Rickard
James D. Rickard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James D. Rickard	President, Chief Executive Officer, and Director	March 29, 2013
James D. Rickard	(Principal Executive Officer)

/s/ Paul A. Chrisco	Executive Vice-President and Chief Financial Officer	March 29, 2013
Paul A. Chrisco	(Principal Financial and Accounting Officer)

/s/ Gary L. Libs	Chairman of the Board of Directors and Director	March 29, 2013
Gary L. Libs

/s/ R. Wayne Estopinal	Director	March 29, 2013
R. Wayne Estopinal

/s/ George M. Ballard	Director	March 29, 2013
George M. Ballard

/s/ Kerry M. Stemler	Director	March 29, 2013
Kerry M. Stemler

/s/ Steven R. Stemler	Director	March 29, 2013
Steven R. Stemler

/s/ Norman E. Pfau Jr.	Director	March 29, 2013
Norman E. Pfau Jr.

/s/ Gerald T. Koetter	Director	March 29, 2013
Gerald T. Koetter

Exhibit Index

Exhibit		Filed with this	Incorporated By Reference
Number	Document	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger between Community Bank Shares of Indiana, Inc., The Bancshares, Inc., and CBIN Subsidiary, Inc.		8-K	000-25766	02/16/2006
3.1	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	000-25766	09/05/2011
3.1	Amended and Restated Articles of Incorporation		S-8	333-128278	09/13/2005
3.3	Bylaws		8-K	000-25766	07/27/2007
4.0	Warrant to Purchase Shares of Common Stock		8-K	000-25766	06/01/2009
4.1	Securities Purchase Agreement: SBLF Preferred Shares		8-K	000-25766	09/16/2011
10.1	Employment Agreement James D. Rickard *		10-Q	000-25766	11/14/2000
10.2	Amendment to Employment Agreement with James D. Rickard *		8-K	000-25766	11/06/2006
10.3	Form of Letter Agreement Amendment to Employment Agreement with James D. Rickard, Michael K. Bauer, Kevin J. Cecil, Paul A. Chrisco and Bill D. Wright*		8-K	000-25766	06/01/2009
10.4	Employment Agreement with Michael K. Bauer*	X
10.5	Form of Letter Agreement Amendment to Employment Agreement with James D. Rickard, Michael K. Bauer, Kevin J. Cecil, Paul A. Chrisco and Bill D. Wright*	X
10.6	Employment Agreement with Kevin J. Cecil *		10-K	000-25766	03/31/2004
10.7	Amendment to Employment Agreement with Kevin J. Cecil *		8-K	000-25766	11/06/2006
10.8	Employment Agreement with Paul A. Chrisco *		10-K	000-25766	03/31/2004
10.9	Amendment to Employment Agreement with Paul A. Chrisco *		8-K	000-25766	11/06/2006
10.10	Employment Agreement with Bill D. Wright	X
10.11	Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan *		S-8	333- 60089	07/29/1998
10.12	Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan *		S-3D S-3D	333-40211 333-130721	11/14/1997 12/28/2005
10.13	Community Bank Shares of Indiana, Inc. 2005 Stock Award Plan, as amended *		Exh. B to DEF 14A	000-25766	11/06/2006
10.14	Community Bank Shares of Indiana, Inc. Performance Units Plan, as amended *		8-K	000-25766	10/23/2006
10.15	Letter of agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	06/01/2009
10.16	Repurchase Letter of Agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	9/16/2011
10.17	Warrant Repurchase Agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	10/20/2011
11.1	Computation of Earnings Per Share	X
14.1	Community Bank Shares of Indiana, Inc. and Affiliates Business Ethics Policy		8-K	000-25766	04/30/2007
21.0	Subsidiaries of Registrant	X
23.1	Consent of Crowe Horwath LLP	X
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 31 CFR Part 30	X
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

