Form 10-Q
period 2013-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2013-05-15
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,385,595 shares of common stock were outstanding as of May 10, 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$13,454	$19,039
Interest-bearing deposits in other financial institutions	18,773	32,305
Securities available for sale	254,267	251,205
Loans held for sale	553	1,225
Loans, net of allowance for loan losses of $7,669 and $8,762	463,598	456,827
Federal Home Loan Bank and Federal Reserve stock	5,998	5,998
Accrued interest receivable	3,127	3,014
Premises and equipment, net	13,594	14,094
Company owned life insurance	20,877	20,709
Other intangible assets	582	638
Foreclosed and repossessed assets	6,242	6,345
Prepaid FDIC insurance premium	2,259	2,392
Other assets	6,342	5,709
Total Assets	$809,666	$819,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$169,350	$169,411
Interest-bearing	453,114	455,256
Total deposits	622,464	624,667
Other borrowings	47,314	45,500
Federal Home Loan Bank advances	30,000	40,000
Subordinated debentures	17,000	17,000
Accrued interest payable	130	177
Other liabilities	5,936	5,714
Total liabilities	722,844	733,058

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2013 and 2012; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,385,602 and 3,371,131 outstanding in 2013 and 2012, respectively	386	386
Additional paid-in capital	44,165	44,306
Retained earnings	20,126	18,778
Accumulated other comprehensive income	2,396	3,473
Treasury stock, at cost (2013- 478,335 shares, 2012- 492,806 shares)	(8,251)	(8,501)
Total shareholders’ equity	86,822	86,442
Total Liabilities and Shareholders’ Equity	$809,666	$819,500

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income
Loans, including fees	$6,156	$6,846
Taxable securities	729	797
Tax-exempt securities	755	721
Federal Home Loan Bank and Federal Reserve dividends	56	48
Interest-bearing deposits in other financial institutions	28	11
Interest and dividend income	7,724	8,423

Interest expense
Deposits	329	600
Other borrowings	29	173
Federal Home Loan Bank advances	178	220
Subordinated debentures	102	113
Interest expense	638	1,106
Net interest income	7,086	7,317

Provision for loan losses	247	1,506

Net interest income after provision for loan losses	6,839	5,811

Non-interest income
Service charges on deposit accounts	747	870
Commission income	42	42
Net gain on sales of available for sale securities	6	727
Mortgage banking income	79	93
Earnings on company owned life insurance	169	171
Interchange income	263	248
Other income	118	157
Non-interest income	1,424	2,308

Non-interest expense
Salaries and employee benefits	3,298	3,158
Occupancy	525	532
Equipment	290	258
Data processing	599	582
Marketing and advertising	84	61
Legal and professional service fees	413	366
FDIC insurance premiums	144	177
Foreclosed and repossessed assets, net	(18)	132
Other expense	751	616
Total non-interest expense	6,086	5,882
Income before income taxes	2,177	2,237

Income tax expense	270	402

Net Income	1,907	1,835

Preferred stock dividends	(221)	(226)

Net income available to common shareholders	$1,686	$1,609

Earnings per common share:
Basic	$0.50	$0.48
Diluted	$0.50	$0.48

Dividends per common share	$0.10	$0.10

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$1,907	$1,835

Other comprehensive loss, net of tax
Unrealized gain on securities:
Unrealized gain arising during the period (net of tax of $568 and $(190), respectively)	(1,102)	370
Reclassification adjustment for gains included in net income (net of tax of $2 and $247, respectively)	(4)	(480)
Net unrealized loss on securities	(1,106)	(110)

Defined benefit pension plans:
Net gain arising during the period (net of tax of $15 and $24, respectively)	29	47

Total other comprehensive loss	(1,077)	(63)

Comprehensive income	$830	$1,772

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2013	$28,000	$386	$44,306	$18,778	$3,473	$(8,501)	$86,442
Net income	—	—	—	1,907	—	—	1,907
Other comprehensive loss	—	—	—	—	(1,077)	—	(1,077)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(338)	—	—	(338)
Dividends on preferred stock	—	—	—	(221)	—	—	(221)
Issuance of treasury stock under dividend reinvestment plan	—	—	(3)	—	—	54	51
Issuance of stock award shares	—	—	(196)	—	—	196	—
Stock award expense	—	—	58	—	—	—	58
Balance, March 31, 2013	$28,000	$386	$44,165	$20,126	$2,396	$(8,251)	$86,822

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,907	$1,835
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	247	1,506
Depreciation and amortization	401	385
Net amortization of securities	276	283
Net gain on sales of available for sale securities	(6)	(727)
Mortgage loans originated for sale	(3,158)	(4,640)
Proceeds from mortgage loan sales	3,910	5,249
Net gain on sales of mortgage loans	(80)	(93)
Earnings on company owned life insurance	(168)	(171)
Shared based compensation expense	58	57
Net (gain) loss on disposition of foreclosed and repossessed assets	(75)	43
Net (gain) loss on disposition of premises and equipment	100	(21)
Net change in:
Accrued interest receivable	(113)	(48)
Accrued interest payable	(47)	(3)
Other assets	(514)	(2,340)
Other liabilities	835	(1,437)
Net cash from operating activities	3,573	(122)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	13,532	16,375
Available for sale securities:
Sales	3,432	24,330
Purchases	(16,996)	(52,836)
Maturities, prepayments and calls	8,556	6,909
Loan originations and payments, net	(7,568)	446
Proceeds from the sale of foreclosed and repossessed assets	732	641
Purchases of premises and equipment	(638)	(147)
Proceeds from the sale of premises and equipment	689	21
Net cash from investing activities	1,739	(4,261)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(2,203)	(10)
Net change in other borrowings	1,814	2,091
Proceeds from Federal Home Loan Bank advances	-	10,000
Repayment of Federal Home Loan Bank advances	(10,000)	(10,000)
Cash dividends paid on preferred shares	(221)	(345)
Cash dividends paid on common shares	(287)	(282)
Net cash from financing activities	(10,897)	1,454
Net change in cash and due from financial institutions	(5,585)	(2,929)
Cash and due from financial institutions at beginning of period	19,039	15,166
Cash and due from financial institutions at end of period	$13,454	$12,237

Supplemental cash flow information:
Interest paid	$685	$1,109
Income taxes paid, net of refunds	$-	$850

Supplemental noncash disclosures:
Transfer from loans to foreclosed real estate	$829	$282
Issuance of treasury shares under dividend reinvestment plan	$54	$76
Sale and financing of foreclosed and repossessed assets	$275	$-

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

Community Bank Shares of Indiana, Inc. (“we,” “our” or “us”) is a bank holding company headquartered in New Albany, Indiana. Our wholly-owned banking subsidiaries are Your Community Bank (“Your Community Bank” or “YCB”), and The Scott County State Bank (“Scott County State Bank”). YCB and SCSB (YCB and SCSB are at times collectively referred to herein as the “Banks”) are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions. Your Community Bank is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Office of Financial Institutions. Scott County State Bank is also regulated by the Federal Reserve. The Company formed a captive insurance company in 2012, CBIN Insurance, Inc., which issues policies to the Company’s subsidiaries to cover gaps in coverage and other risks not insured by its third-party provider.

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2012. The consolidated financial statements include our accounts and our subsidiaries’ accounts. All material intercompany balances and transactions have been eliminated in consolidation.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013:
Securities available for sale:
State and municipal	$80,276	$6,324	$(242)	$86,358
U.S. Government sponsored entities and agencies	10,192	25	(77)	10,140
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	155,184	1,782	(637)	156,329
Collateralized debt obligations, including trust preferred securities	3,955	-	(2,770)	1,185
Mutual funds	250	5	-	255
Total securities available for sale	$249,857	$8,136	$(3,726)	$254,267

December 31, 2012:
Securities available for sale:
State and municipal	$77,497	$7,050	$(110)	$84,437
U.S. Government sponsored entities and agencies	10,400	31	(76)	10,355
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	152,975	2,101	(96)	154,980
Collateralized debt obligations, including trust preferred securities	3,997	-	(2,821)	1,176
Mutual funds	250	7	-	257
Total securities available for sale	$245,119	$9,189	$(3,103)	$251,205

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $1.5 million for securities at March 31, 2013 and December 31, 2012.

Sales of available for sale securities were as follows.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Proceeds	$3,432	$24,330
Gross gains	6	727
Gross losses	-	-

The tax provision applicable to these realized gains amounted to $2,000 and $247,000, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at March 31, 2013 were as follows. Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	March 31, 2013
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$56	$56
One to five years	2,477	2,630
Five to ten years	35,161	36,765
Beyond ten years	56,729	58,232
Residential mortgage-backed securities issued by U.S. Government sponsored entities	155,184	156,329
Mutual funds	250	255
Total	$249,857	$254,267

Securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2013	(In thousands)
State and municipal	$8,699	$(242)	$-	$-	$8,699	$(242)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	77,396	(637)	-	-	77,396	(637)
U.S. Government sponsored entities and agencies	8,945	(77)	-	-	8,945	(77)
Collateralized debt obligations, including trust preferred securities	-	-	1,185	(2,770)	1,185	(2,770)
Total temporarily impaired	$95,040	$(956)	$1,185	$(2,770)	$96,225	$(3,726)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2012	(In thousands)
State and municipal	$5,204	$(110)	$-	$-	$5,204	$(110)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	32,911	(96)	-	-	32,911	(96)
U.S. Government sponsored entities and agencies	8,948	(76)	-	-	8,948	(76)
Collateralized debt obligations, including trust preferred securities	-	-	1,176	(2,821)	1,176	(2,821)
Total temporarily impaired	$47,063	$(282)	$1,176	$(2,821)	$48,239	$(3,103)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Securities (Continued)

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

As of March 31, 2013, the Company’s security portfolio consisted of 313 securities, 49 of which were in an unrealized loss position. The unrealized losses are related to the Company’s state and municipal, residential mortgage-backed securities issued by U.S. Government sponsored entities and agencies, residential mortgage-backed agencies issued by U.S. Government sponsored entities, and collateralized debt obligations, as discussed below:

State and Municipal

At March 31, 2013 the Company had approximately $8.7 million of state and municipal securities with an unrealized loss of $242,000. Of the 207 state and municipal securities in the Company’s portfolio, 204 had an investment grade rating as of March 31, 2013 while 3 were not rated. The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality. All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%. The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Securities (Continued)

U.S. Government sponsored entities and agencies

At March 31, 2013, the unrealized losses in the Company’s U.S. Government sponsored entities and agencies securities portfolio were attributed to changes in interest rates and liquidity, and not due to credit quality. Because the company does not have the intent to sell these securities and it is not likely that they will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2013.

Residential mortgage-backed Securities issued by U.S. Government sponsored entities

At March 31, 2013, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in six pooled trust preferred securities.

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $4.0 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Moody Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	Current Quarter OTTI Related to Credit Loss, Pre-Tax

Security 1	CCC- (S&P)	$2,000	$2,000	$689	$-	$-

Security 2	C	154	-	-	146	-

Security 3	Caa2	49	44	23	5	-

Security 4	Caa2	317	283	153	35	-

Security 5	Ca	1,528	814	160	637	-

Security 6	Ca	1,528	814	160	637	-

		$5,576	$3,955	$1,185	$1,460	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Securities (Continued)

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies. The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default. We considered all defaults to be immediate. We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank). For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%. After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note. Additionally, we assumed that all bank and bank holding company issuers with total assets of greater than $15 billion would prepay their obligations before January 1, 2016. Upon completion of the analysis, our model indicated we did not have additional other-than-temporary impairment. At March 31, 2013 the six securities subject to FASB ASC 325-40 accounted for the $2.8 million of unrealized loss in the collateralized debt obligations category at March 31, 2013.

There were no credit losses recognized in earnings related to these securities for the three month periods ended March 31, 2013 and 2012.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans

Loans at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Commercial	$96,827	$96,306
Construction	40,442	39,217
Commercial real estate:
Owner occupied nonfarm/residential	95,928	91,819
Other nonfarm/residential	74,453	76,669
Residential real estate:
Secured by first liens	119,564	115,280
Home equity	37,403	40,094
Consumer	6,650	6,204
Subtotal	471,267	465,589
Less:
Allowance for loan losses	(7,669)	(8,762)
Loans, net	$463,598	$456,827

During 2013 and 2012, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012 (in thousands):

March 31, 2013

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762
Provision for loan losses	(158)	240	(131)	298	(2)	247
Loans charged-off	-	-	(1,208)	(175)	(51)	(1,434)
Recoveries	30	2	31	9	22	94
Ending balance	$1,879	$1,641	$1,528	$2,521	$100	$7,669

March 31, 2012

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234
Provision for loan losses	135	321	830	228	(8)	1,506
Loans charged-off	(342)	(333)	-	(297)	(67)	(1,039)
Recoveries	33	-	17	57	33	140
Ending balance	$2,825	$1,100	$4,054	$2,669	$193	$10,841

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$93	$1,077	$311	$1,152	$10	$2,643
Collectively evaluated for impairment	1,786	564	1,217	1,369	90	5,026
Total ending allowance balance	$1,879	$1,641	$1,528	$2,521	$100	$7,669

Loans:
Loans individually evaluated for impairment	$782	$9,494	$9,579	$5,800	$39	$25,694
Loans collectively evaluated for impairment	96,045	30,948	160,802	151,167	6,611	445,573
Total ending loans balance	$96,827	$40,442	$170,381	$156,967	$6,650	$471,267

December 31, 2012:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$90	$1,066	$1,495	$1,028	$-	$3,679
Collectively evaluated for impairment	1,917	333	1,341	1,361	131	5,083
Total ending allowance balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762

Loans:
Loans individually evaluated for impairment	$916	$9,280	$11,780	$6,624	$23	$28,623
Loans collectively evaluated for impairment	95,390	29,937	156,708	148,750	6,181	436,966
Total ending loans balance	$96,306	$39,217	$168,488	$155,374	$6,204	$465,589

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three month period ending March 31, 2013 (in thousands):

March 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$610	$610	$-	$678	$6
Construction	7,375	4,805	-	4,316	5
Commercial real estate:
Owner occupied nonfarm/nonresidential	56	56	-	364	-
Other nonfarm/nonresidential	8,314	7,114	-	3,812	3
Residential real estate:
Secured by first liens	1,374	1,374	-	1,882	7
Home equity	596	596	-	655	7
Consumer	15	15	-	19	-
Total	$18,340	$14,570	$-	$11,726	$28

With an allowance recorded:
Commercial	$172	$172	$93	$171	$1
Construction	4,899	4,689	1,077	5,070	44
Commercial real estate:
Owner occupied nonfarm/nonresidential	928	928	97	932	14
Other nonfarm/nonresidential	1,481	1,481	214	5,571	-
Residential real estate:
Secured by first liens	2,647	2,647	619	2,569	21
Home equity	1,183	1,183	533	1,107	13
Consumer	24	24	10	12	-
Total	$11,334	$11,124	$2,643	$15,432	$93

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$746	$746	$-
Construction	6,398	3,828	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	672	672	-
Other nonfarm/nonresidential	512	512	-
Residential real estate:
Secured by first liens	2,390	2,389	-
Home equity	714	714	-
Consumer	23	23	-
Total	$11,455	$8,884	$-

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With an allowance recorded:
Commercial	$170	$170	$90
Construction	5,662	5,452	1,066
Commercial real estate:
Owner occupied nonfarm/nonresidential	936	936	102
Other nonfarm/nonresidential	9,660	9,660	1,393
Residential real estate:
Secured by first liens	2,491	2,491	518
Home equity	1,030	1,030	510
Consumer	-	-	-
Total	$19,949	$19,739	$3,679

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents information for loans individually evaluated for impairment by class of loans for the three months ended March 31, 2012:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$1,363	$4
Construction	13,635	58
Commercial real estate:
Owner occupied nonfarm/nonresidential	9,970	130
Other nonfarm/nonresidential	11,481	68
Residential real estate:
Secured by first liens	3,205	13
Home equity	383	1
Consumer	142	-
Total	$40,179	$274

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$317	$-	$416	$-
Construction	3,963	-	3,708	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	626	-	627	-
Other nonfarm/nonresidential	8,393	-	1,846	-
Residential real estate:
Secured by first liens	1,583	-	1,930	-
Home equity	201	-	5	-
Consumer	77	-	186	-
Total	$15,160	$-	$8,718	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loans:

March 31, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$580	$-	$336	$916	$95,911
Construction	-	-	3,310	3,310	37,132
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	-	56	56	95,872
Other nonfarm/nonresidential	71	-	1,523	1,594	72,859
Residential real estate:
Secured by first liens	1,996	736	1,518	4,250	115,314
Home equity	236	56	200	492	36,911
Consumer	61	27	58	146	6,504
Total	$2,944	$819	$7,001	$10,764	$460,503

December 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$166	$-	$435	$601	$95,705
Construction	1,264	1	3,014	4,279	34,938
Commercial real estate:
Owner occupied nonfarm/nonresidential	325	-	57	382	91,437
Other nonfarm/nonresidential	119	-	1,846	1,965	74,704
Residential real estate:
Secured by first liens	3,593	566	1,960	6,119	109,161
Home equity	1,221	313	55	1,589	38,505
Consumer	186	46	70	302	5,902
Total	$6,874	$926	$7,437	$15,237	$450,352

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings totaled $13.2 million and $13.8 million at March 31, 2013 and December 31, 2012. Of the total TDRs, $7.5 million and $319,000 were on non-accrual as of March 31, 2013 and December 31, 2012. The Company has allocated $1.0 million and $2.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2013 and December 31, 2012.

The detail of outstanding TDRs by class and modification type as of March 31, 2013 and December 31, 2012 follows (in thousands):

March 31, 2013:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Extended maturity	$9	$9
Multiple modifications	65	3
Construction:
Interest rate reduction	2,064	201
Extended maturity	880	98
Multiple modifications	1,970	374
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	192	81
Other nonfarm/nonresidential
Interest rate reduction	6,870	-
Interest only payments	202	-
Residential real estate:
Secured by first liens
Interest rate reduction	64	6
Extended maturity	306	36
Multiple modifications	622	210
Total	$13,244	$1,018

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

December 31, 2012:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Extended maturity	$5	$5
Multiple modifications	160	4
Construction:
Interest rate reduction	1,355	173
Extended maturity	474	89
Multiple modifications	2,655	374
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	195	81
Other nonfarm/nonresidential
Interest rate reduction	8,070	1,200
Interest only payments	202	-
Residential real estate:
Secured by first liens
Interest rate reduction	65	7
Extended maturity	306	36
Multiple modifications	315	50
Total	$13,802	$2,019

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms. The following table summarizes the Company’s TDR’s by class, modification type and performance as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013:	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms
Commercial:
Extended maturity	$5	$-	$5
Construction:
Extended maturity	-	472	472
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	-	-
Other nonfarm/nonresidential
Interest rate reduction	-	6,870	6,870
Residential:
Secured by first liens
Multiple modifications	-	165	165
Home equity	-	-	-
Consumer	-	-	-
Total	$5	$7,507	$7,512

December 31, 2012:	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms
Commercial:
Multiple modifications	$-	$93	$93
Construction:
Extended maturity	-	61	61
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	195	-	195
Other nonfarm/nonresidential	-	-	-
Residential:
Secured by first liens
Multiple modifications	39	165	204
Home equity	-	-	-
Consumer	-	-	-
Total	$234	$319	$553

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents loans by class that defaulted within 12 months of modification during the three months ended March 31, 2012 (in thousands):

Total TDRs Defaulted Within 12 Months of Modification
Commercial	$470
Construction	3,213
Commercial real estate:
Owner occupied nonfarm/nonresidential	8,703
Total	$12,858

There were no defaults during the quarter ended March 31, 2013 within 12 months of modification:

During the quarter ending March 31, 2013, the term of one loan was modified to lower the interest rate for a period of 6 months.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarters ending March 31, 2013 and 2012 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
March 31, 2013:
Residential:
Secured by first liens
Multiple modifications	1	$308	$308	$308	$-

March 31, 2012:
Commercial real estate:
Owner occupied nonfarm/nonresidential
Multiple modifications	1	$201	$201	$201

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

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

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans. The risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2013 and December 31, 2012 is as follows:

March 31, 2013:

	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$5,505	$641	$406	$314	$89,961	$96,827
Construction	6,248	-	4,939	4,554	24,701	40,442
Commercial real estate:
Owner occupied nonfarm/nonresidential	4,363	192	737	56	90,580	95,928
Other nonfarm/nonresidential	3,853	-	-	8,393	62,207	74,453
Residential real estate:
Secured by first liens	1,706	306	2,212	1,445	113,895	119,564
Home equity	93	-	1,563	258	35,489	37,403
Consumer	10	-	89	-	6,551	6,650
Total	$21,778	$1,139	$9,946	$15,020	$423,384	$471,267

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

December 31, 2012:

	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$5,372	$642	$467	$408	$89,417	$96,306
Construction	7,017	-	4,982	4,298	22,920	39,217
Commercial real estate:
Owner occupied nonfarm/nonresidential	4,317	195	1,355	57	85,895	91,819
Other nonfarm/nonresidential	2,808	-	8,539	1,846	63,476	76,669
Residential real estate:
Secured by first liens	1,574	331	2,566	1,725	109,084	115,280
Home equity	482	56	1,425	209	37,922	40,094
Consumer	70	-	86	11	6,037	6,204
Total	$21,640	$1,224	$19,420	$8,554	$414,751	$465,589

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Deposits

Deposits at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)

Demand (NOW)	$111,490	$110,986
Money market accounts	143,972	137,385
Savings	42,170	39,397
Individual retirement accounts	24,390	25,395
Certificates of deposit, $100,000 and over	59,554	64,854
Other certificates of deposit	71,538	77,239

Total interest bearing deposits	453,114	455,256

Total non-interest bearing deposits	169,350	169,411

Total deposits	$622,464	$624,667

5.	Earnings Per Common Share

Earnings per share were computed as follows:

	Three months ended March 31,
	2013	2012

Basic:
Net income	$1,907	$1,835
Preferred stock dividends	(221)	(226)
Net income available to common shareholders	$1,686	$1,609

Average shares outstanding	3,381,680	3,356,466

Net income per common share, basic	$0.50	$0.48

Diluted:
Net income available to common shareholders	$1,686	$1,609

Average dilutive potential common shares	3,381,680	3,356,466
Net income per common share, diluted	$0.50	$0.48

Stock options for 157,800 and 168,100 shares of common stock were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2013 and 2012, respectively, because their effect was antidilutive.

Restricted share awards of 49,599 and 37,022 common shares were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2013 and 2012 because all of the conditions necessary for issuance of common stock had not been met as of those dates.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee. Non-employee directors are eligible to receive only nonqualified stock options. We may grant stock options under the current plan for an additional 148,795 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2013 and December 31, 2012 was $0. There was no remaining compensation cost related to unvested options as of March 31, 2013 and December 31, 2012, respectively. The Company recognized $0 in expense for stock options for the three months ended March 31, 2013 and 2012, respectively. The Company has options vested and expected to vest of 157,800 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 3.0 years as of March 31, 2013. As of December 31, 2012, the Company had options vested and expected to vest of 157,800 which had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 3.3 years. During the three months ended March 31, 2013, there were no options granted or forfeited.

For the three months ended March 31, 2013 and 2012, we recognized $58,000 and $57,000 in expense for restricted stock awards, respectively. During the three months ended March 31, 2013, there were no restricted stock awards forfeited and 2,000 awards granted to employees. The restricted share awards granted had an aggregate fair value of $27,000 at the date of grant; 1/3 of the awards vested at the grant date while 1/3 vest in the first quarter of both 2014 and 2015. The fair value of restricted stock awards was calculated based on the Company’s stock price at the date of issuance. At March 31, 2013, there were 49,599 outstanding and unvested restricted stock awards.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2013):
Available for sale securities:
State and municipal	$86,358	$—	$86,358	$—
U.S. Government sponsored entities and agencies	10,140	—	10,140	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	156,329	—	156,329	—
Collateralized debt obligations, including trust preferred securities	1,185	—	—	1,185
Mutual Funds	255	—	255	—

Total available for sale securities	$254,267	$—	$253,082	$1,185

Assets (December 31, 2012):
Available for sale securities:
State and municipal	$84,437	$—	$84,378	$59
U.S. Government sponsored entities and agencies	10,355	—	10,355	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	154,980	—	154,980	—
Collateralized debt obligations, including trust preferred securities	1,176	—	—	1,176
Mutual Funds	257	—	257	—

Total available for sale securities	$251,205	$—	$249,970	$1,235

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2013	2012	2013	2012
	(in thousands)

Balance, beginning of period	$1,176	$937	$59	$152
Net unrealized gain (loss) included in other comprehensive income	51	(65)	-	-
Principal paydowns	(42)	(26)	(59)	(56)
Balance, end of period	$1,185	$846	$-	$96

The fair values of our collateralized debt obligations are determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers. The fair values of our collateralized debt obligations are determined by the Company’s accounting department and reviewed by the Chief Financial Officer. We provide our estimate of default, prepayment, and recovery probability for each issuer to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions. To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates for each security. The discount rates were determined utilizing a risk free rate of three month LIBOR plus 300 bps (3.28% at March 31, 2013), plus a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

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

The following table presents quantitative information about recurring Level 3 fair value measurements for the Company’s collateralized debt obligations as of March 31, 2013 and December 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input(s)	Range - (Weighted Average)
(in thousands)
March 31, 2013:
Collateralized debt obligations	$1,185	Discounted cash flow	Constant prepayment rate	0.00%-100.00% (19.07%)
			Collateral default rate	0.00%-100.00% (13.20%)
			Discount rate	9.85%-26.68% (21.02%)
			Recovery probability	0.00%–15.00% (13.93%)
December 31, 2012:
Collateralized debt obligations	$1,176	Discounted cash flow	Constant prepayment rate	0.00%-100.00% (19.07%)
			Collateral default rate	0.00%-100.00% (13.43%)
			Discount rate	10.62%-26.06% (20.66%)
			Recovery probability	0.00%–15.00% (13.93%)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three month periods ended March 31 for level 3 assets that are still held at March 31:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended March 31 Collateralized Debt Obligations, Including Trust Preferred Securities		Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended March 31 State and Municipal Securities
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Interest income on securities	$29	$16	$-	$1
Other changes in fair value	-	-	-	-
Total	$29	$16	$-	$1

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2013):
Impaired loans:
Commercial	$16	$—	$—	$16
Construction	2,016	—	—	2,016
Commercial real estate:
Owner Occupied nonfarm/nonresidential	830	—	—	830
Other nonfarm/nonresidential	216	—	—	216
Residential real estate:
Secured by first liens	1,970	—	—	1,970
Home equity	183	—	—	183
Consumer	15	—	—	15

Foreclosed and repossessed assets:
Construction	2,442	—	—	2,442
Commercial real estate:
Owner occupied nonfarm/nonresidential	383	—	—	383
Other nonfarm/nonresidential	2,265	—	—
Residential real estate:
Secured by first liens	1,128	—	—	1,128
Consumer	24	—	—	24

Assets (December 31, 2012):
Impaired loans:
Commercial	$37	$—	$—	$37
Construction	2,109	—	—	2,109
Commercial real estate:
Owner Occupied nonfarm/nonresidential	834	—	—	834
Other nonfarm/nonresidential	7,214	—	—	7,214
Residential real estate:
Secured by first liens	1,914	—	—	1,914
Home equity	49	—	—	49

Foreclosed and repossessed assets:
Construction	2,545	—	—	2,545
Commercial real estate:
Owner occupied nonfarm/nonresidential	383	—	—	383
Other nonfarm/nonresidential	2,276	—	—	2,276
Residential real estate:
Secured by first liens	1,100	—	—	1,100
Consumer	41	—	—	41

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans. The Company’s collateral dependent impaired loans had a carrying value of $11.1 million as of March 31, 2013 with a valuation allowance of $2.0 million, resulting in provision for loan losses of $303,000 for the three months ended March 31, 2013. The Company recorded $1.2 million in provision for loan losses for collateral-dependent impaired loans for the three months ended March 31, 2012.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter. During the three months ended March 31, 2013 and 2012, the Company did not recognize charges to write down foreclosed and repossessed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
March 31, 2013:	(in thousands)
Impaired Loans:
Commercial	$16	Sales comparison approach	Adjustments for differences between comparable sales	0%
Construction	2,016	Sales comparison approach	Adjustments for differences between comparable sales	12%-24% (19%)
Commercial real estate	1,046	Income capitalization approach	Capitalization rate	12%-38% (32%)
		Sales comparison approach	Adjustments for differences between comparable sales	26%
Residential real estate	2,153	Sales comparison approach	Adjustments for differences between comparable sales	14%-52% (29%)
Consumer	15	Sales comparison approach	Adjustments for differences between comparable sales	24%
Foreclosed and repossessed assets:
Construction	$2,442	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	14%-50% (22%)
Commercial real estate	2,648	Sales comparison approach	Adjustments for differences between comparable sales	10%-50% (33%)
Residential real estate	1,128	Sales comparison approach	Adjustments for differences between comparable sales	12%-69% (25%)
Consumer	24	Sales comparison approach	Adjustments for differences between comparable sales	0%-4% (3%)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

December 31, 2012	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range - (Weighted Average)
	(in thousands)
Impaired Loans:
Commercial	$37	Sales comparison approach	Adjustments for differences between comparable sales	0%
Construction	2,109	Sales comparison approach	Adjustments for differences between comparable sales	0%-24% (19%)
Commercial real estate	8,048	Income capitalization approach	Capitalization rate	12%-38% (32%)
		Sales comparison approach	Adjustments for differences between comparable sales	26%
Residential real estate	1,964	Sales comparison approach	Adjustments for differences between comparable sales	14%-52% (28%)
Foreclosed and repossessed assets:
Construction	$2,545	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	14%-78% (26%)
Commercial real estate	2,660	Sales comparison approach	Adjustments for differences between comparable sales	10%-60% (41%)
Residential real estate	1,100	Sales comparison approach	Adjustments for differences between comparable sales	0%-38% (22%)
Consumer	41	Sales comparison approach	Adjustments for differences between comparable sales	0%-4% (3%)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at March 31, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2013:
Financial assets:
Cash and due from financial institutions	$13,454	$13,454	$—	$—	$13,454
Interest-bearing deposits in other financial institutions	18,773	18,773	—	—	18,773
Loans held for sale	553	—	559	—	559
Loans, net	463,598	—	—	472,641	472,641
Accrued interest receivable	3,127	—	1,253	1,874	3,127
Federal Home Loan Bank and Federal Reserve Stock	5,998	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	622,464	—	615,280	—	615,280
Other borrowings	47,314	—	47,308	—	47,308
Federal Home Loan Bank Advances	30,000	—	30,226	—	30,226
Subordinated debentures	17,000	—	—	9,947	9,947
Accrued interest payable	130	—	114	16	130

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2012:
Financial assets:
Cash and due from financial institutions	$19,039	$19,039	$—	$—	$19,039
Interest-bearing deposits in other financial institutions	32,305	32,305	—	—	32,305
Loans held for sale	1,225	—	1,237	—	1,237
Loans, net	456,827	—	—	470,927	470,927
Accrued interest receivable	3,014	—	1,102	1,912	3,014
Federal Home Loan Bank and Federal Reserve Stock	5,998	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	624,667	—	616,035	—	616,035
Other borrowings	45,500	—	45,495	—	45,495
Federal Home Loan Bank Advances	40,000	—	40,350	—	40,350
Subordinated debentures	17,000	—	—	9,997	9,997
Accrued interest payable	177		161	16	177

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Accumulated other comprehensive income

The changes in accumulated other comprehensive income by component, net of tax, is presented below for the three month periods ended March 31, 2013 and 2012 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
March 31, 2013:
Balance, beginning of period	$4,007	$(534)	$3,473
Other comprehensive income (loss) before reclassifications	(1,102)	29	(1,073)
Reclassification for gains included in net income	(4)	-	(4)
Balance, end of period	$2,901	$(505)	$2,396

March 31, 2012:
Balance, beginning of period	$3,173	$(507)	$2,666
Other comprehensive income (loss) before reclassifications	370	47	417
Reclassification for gains included in net income	(480)	-	(480)
Balance, end of period	$3,063	$(460)	$2,603

9. Subsequent Event – Failed Bank Acquisition

On April 19, 2013, the Company’s subsidiary Your Community Bank (“YCB”) acquired all the deposits and substantially all the assets of First Federal Bank (“FFB”) based in Lexington, Kentucky through a purchase agreement with the Federal Deposit Insurance Corporation (“FDIC”). YCB acquired $82.2 million in assets, including $67.8 million in loans and $91.3 million in liabilities, which included $86.8 million of deposits. The transaction is not subject to a loss share agreement, but is subject to an asset purchase discount of $5.9 million. YCB is currently in the process of assessing the fair value of the assets acquired and liabilities assumed.

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

Financial Condition

Total assets decreased by $9.8 million to $809.7 million as of March 31, 2013 from $819.5 million as of December 31, 2012. The decline was attributable mostly to decreases in interest-bearing deposits in other financial institutions of $13.5 million and cash and due from financial institutions of $5.5 million as the Company utilized available liquidity to increase its securities available for sale by $3.1 million and increase net loans by $6.8 million.

Net loans increased by $6.8 million from $456.8 million as of December 31, 2012 to $463.6 million at March 31, 2013. The increase was attributable to net growth in the Company’s commercial real estate portfolio, specifically construction and owner occupied credits as well as reduction in the allowance for loan losses.

Securities available for sale increased by $3.1 million to $254.3 million as of March 31, 2013 from $251.2 million at December 31, 2012 primarily due to purchases of $17.0 million, offset by sales of $3.4 million and maturities, prepayments and calls of $8.6 million. The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Total deposits decreased by $2.2 million to $622.5 million as of March 31, 2013 from $624.7 million at December 31, 2012. Non-interest bearing deposits remained flat with interest-bearing deposits decreasing during the period by $2.1 million. The Company continued its funding strategy by emphasizing growth in non-interest bearing deposits and pricing its interest bearing deposits at an appropriate level given on-balance sheet liquidity and the amount of unpledged securities in its investment portfolio.

Net Income Available to Common Shareholders. Net income available to common shareholders increased to $1.7 million for the three months ended March 31, 2013 from $1.6 million for the same period in 2012. Basic and diluted earnings per common share increased to $0.50 per share for the first quarter of 2013 as compared to $0.48 per common share for the first quarter of 2012. The increase in net income available to common shareholders was attributable to decreases in provision for loan losses of $1.3 million and income tax expense of $132,000, offset by decreases in net interest income of $231,000, non-interest income of $884,000, and an increase in non-interest expense of $204,000. The annualized return on average assets and average shareholders’ equity were 0.95% and 8.87% for the three months ended March 31, 2013, respectively, compared to 0.93% and 9.06% for the equivalent period in 2012.

Net interest income. Net interest income decreased from $7.3 million for the three months ended March 31, 2012 to $7.1 million in 2013, and the Company’s net interest margin on a fully taxable equivalent basis decreased to 4.06% from 4.24%. The decrease in the net interest margin and income was primarily due to reduction in the average yield of interest bearing assets from 4.85% on $734.8 million for the first quarter in 2012 to 4.40% on $747.4 million for 2013 mostly due to a decrease in the yield on taxable securities. Over the previous two years, the Company has reinvested proceeds from the sale and maturity of investment securities back into the portfolio due to weak loan demand and at lower rates given the current environment. The decrease in the cost of funds was mostly achieved through the reduction the cost of savings and other accounts and time deposits to 0.19% and 0.47% in 2013, respectively from 0.30% and 0.85%. The Company has been lowering offering rates for its deposit products given the level of on-balance sheet liquidity which has resulted in some deposit runoff with average balance for time deposits decreasing to $164.8 million in 2013 from $196.2 million in 2012. Given the current average cost of the Company’s interest-bearing deposits, it is unlikely they will be able to be lowered significantly again without a corresponding decrease in balances.

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

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$24,725	$28	0.45%	$14,370	$11	0.31%
Taxable securities	172,377	729	1.72	136,975	797	2.36
Tax-exempt securities	78,125	1,144	5.94	71,202	1,092	6.22
Total loans and fees (1) (2)	466,133	6,156	5.36	506,237	6,846	5.48
FHLB and Federal Reserve stock	5,998	56	3.77	6,018	48	3.25
Total earning assets	747,358	8,113	4.40	734,802	8,794	4.85

Less: Allowance for loan losses	(8,752)			(10,573)
Non-earning assets:
Cash and due from banks	16,129			13,647
Bank premises and equipment, net	14,043			13,852
Other assets	46,225			44,260
Total assets	$815,003			$795,988

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$289,523	$137	0.19%	$260,340	$190	0.30%
Time deposits	164,756	192	0.47	196,179	410	0.85
Other borrowings	46,440	29	0.25	52,462	173	1.34
FHLB advances	36,222	178	1.99	55,278	220	1.61
Subordinated debentures	17,000	102	2.43	17,189	113	2.67
Total interest-bearing liabilities	553,941	638	0.47	581,448	1,106	0.77

Non-interest bearing liabilities:
Non-interest demand deposits	167,140			125,772
Accrued interest payable and other liabilities	6,726			6,605
Stockholders’ equity	87,196			82,163
Total liabilities and stockholders’ equity	$815,003			$795,988

Net interest income (taxable equivalent basis)		$7,475			$7,688
Less: taxable equivalent adjustment		(389)			(371)
Net interest income		$7,086			$7,317
Net interest spread			3.94%			4.08%
Net interest margin			4.06			4.24

(1)	The amount of direct loan origination cost included in interest on loans was $91 and $74 for the three months ended March 31, 2013 and 2012.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

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

	Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate
	(In thousands)
Interest income:
Interest-bearing deposits with banks	$17	$10	$7
Taxable securities	(68)	179	(247)
Tax-exempt securities	52	103	(51)
Total loans and fees	(690)	(533)	(157)
FHLB and Federal Reserve stock	8	-	8
Total increase (decrease) in interest income	(681)	(241)	(440)
Interest expense:
Savings and other	(53)	19	(72)
Time deposits	(218)	(58)	(160)
Other borrowings	(144)	(18)	(126)
FHLB advances	(42)	(86)	44
Subordinated debentures	(11)	-	(11)
Total increase (decrease) in interest expense	(468)	(143)	(325)
Increase (decrease) in net interest income	$(213)	$(98)	$(115)

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

Summary of Loan Loss Experience:

	Three Months Ended March 31,
Activity for the period ended:	2013	2012
	(In thousands)
Beginning balance	$8,762	$10,234
Charge-offs:
Residential real estate	(170)	(87)
Commercial real estate	(1,208)	-
Construction	-	(333)
Commercial business	-	(342)
Home equity	(5)	(210)
Consumer	(51)	(67)
Total	(1,434)	(1,039)

Recoveries:
Residential real estate	7	43
Commercial real estate	31	17
Construction	2	—
Commercial business	30	33
Home equity	2	14
Consumer	22	33
Total	94	140
Net loan charge-offs	(1,340)	(899)

Provision	247	1,506

Ending balance	$7,669	$10,841

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Provision for loan losses decreased by $1.3 million for the first three months of 2013 to $247,000 compared to $1.5 million for the same period in 2012 while net charge-offs increased over the same periods from $899,000 in 2012 to $1.3 million in 2013. The Company’s non-performing loans increased to $15.2 million as of March 31, 2013 from $8.7 million as of December 31, 2012. The increase in non-accrual loans and charge-offs for the three month period in 2013 was attributable to one credit relationship with a balance of $6.9 million as of March 31, 2013. During the first quarter of 2013, the Company charged off $1.2 million, or the full amount of allocated reserves, and placed the loan on non-accrual due to the maturity of the loan. The addition of this relationship to non-accrual status was the primary cause for the increase in the Company’s non-performing assets from December 31, 2012. The Company did not record additional provision for loan losses related to this credit in the first quarter of 2013.

The decrease in the Company’s provision for loan losses was due to improving trends in the Company’s loan portfolio. Loans classified substandard or doubtful, the two most severe ratings, decreased by $3.0 million to $25.0 million at March 31, 2013 from $28.0 at December 31, 2012 while total past due loans decreased by $4.5 million to $10.8 million over the same period (see Footnote 3 to the Company’s consolidated financial statements for a description of the rating classifications and more loan detail). During the quarter, the Company did not identify any new, significant impaired loan relationships or large write-downs of collateral securing impaired loans. Due to the aforementioned decrease in provision and charge-off activity, the allowance for loan losses as a percentage of loans also decreased to 1.63% of loans as of March 31, 2013 from 1.88% at December 31, 2012.

Federal regulations require insured institutions to classify their assets on a regular basis. The regulations provide for three categories of classified loans: substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies. As of March 31, 2013, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Asset Quality. Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. TDR’s totaled $13.2 million and $13.8 million at March 31, 2013 and December 31, 2012, while $7.5 million and $319,000 were included in the Company’s non-accrual loans as of the same dates, respectively.

The Company’s non-performing assets as of March 31, 2013 and December 31, 2012 were as

	March 31, 2013	December 31, 2012
	(In thousands)

Loans on non-accrual status	$15,160	$8,718
Loans past due over 90 days still on accrual	-	-
Total non-performing loans	15,160	8,718
Foreclosed and repossessed assets	6,242	6,345
Total non-performing assets	$21,402	$15,063

Non-performing loans to total loans	3.22%	1.88%
Non-performing assets to total loans	4.54	3.24
Allowance as a percent of non-performing loans	50.59	100.50
Allowance as a percent of total loans	1.63	1.88

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Non-interest income. Non-interest income decreased by $884,000 to $1.4 million for the quarter ended March 31, 2013 from $2.3 million for the same period in 2012 mostly due to decreases in gains on sales of available for sale securities of $721,000 and service charges on deposit accounts of $123,000. The decrease in gains on sales of available for sale securities was due to lower sales volume during 2013 as compared to 2012 as the Company sold $3.4 million in 2013 versus $24.3 million 2012. Service charge income on deposit accounts decreased to $747,000 in 2013 from $870,000 in 2012 due mostly lower non-sufficient funds fees, which declined by $85,000 from the previous quarter.

Non-interest expense. Non-interest expense increased by $204,000 to $6.1 million in 2013 from $5.9 million in 2012 due to increases in salaries and employee benefits, legal and professional service fees, and other expenses, offset by a decrease in foreclosed and repossessed assets, net, and FDIC insurance premiums. Salaries and employee benefits increased to $3.3 million in 2013 from $3.2 million while the number of full time equivalent employees increased to 200 from 198 over the same period. The increase in expense is attributable to higher accrued incentive compensation and the Company’s portion of health insurance expense which increased the average expense per FTE to $16,490 in 2013 from $15,949 in 2012, or 3.4%. Legal and professional service fees increased $47,000 to $413,000 for the first quarter of 2013 from $366,000 in 2012. Most of the increase is attributed to legal fees associated with collections and consulting fees related to YCB’s acquisition of the failed First Federal Bank in Lexington, Kentucky (see Footnote 9 to the Consolidated Financial Statements). Other expenses increased by $135,000 to $751,000 in the first quarter of 2013 from $616,000 in 2012 due to a $100,000 loss incurred on the disposal of land previously held for future development. Expense for foreclosed and repossessed assets, net was $(18,000) in 2013 compared to $132,000 in 2012 as the Company recognized a net gain on disposals in 2013 of $75,000 as compared a net loss of $46,000 in 2012 while net expenses associated with maintaining foreclosed and repossessed assets declined by $29,000 over the same period. FDIC insurance premiums decreased to $144,000 for the quarter ended March 31, 2013 as compared to $177,000 in the equivalent period in 2012 due to a decrease in the Company’s assessment base as average assets have remained consistent while average tangible equity as increased.

Income tax expense. Income tax expense for the three months ended March 31, 2013 was $270,000 as compared to $402,000 for the equivalent period in 2012 while the effective tax rate for the respective periods declined to 12.4% in 2013 from 18.0% in 2012. The decrease in income tax expense was due to the formation of CBIN Insurance, Inc., a captive insurance subsidiary based in Nevada. CBIN Insurance, Inc. issued insurance policies to the Company’s subsidiaries for certain gaps in coverage and insurable risks that may not be cost effectively obtained through third parties. From an income tax perspective, CBIN Insurance, Inc.’s revenue is exempt from federal income taxes up to $1.2 million while the expense at the subsidiaries is deductible.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Liquidity and Capital Resources Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2013, we had cash and interest-bearing deposits with banks of $32.2 million and securities available-for-sale with a fair value of $254.3 million. If we require funds beyond the funds we are able to generate internally, we have $80.0 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $31.5 million. Management believes the Company’s liquidity sources are adequate to meet its operational needs.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2013, Your Community Bank and Scott County State Bank were each considered well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

March 31, 2013:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	19.4%	18.1%	12.3%
Your Community Bank	18.7%	17.5%	12.2%
Scott County State Bank	18.7%	17.4%	10.7%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2012:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	19.1%	17.9%	12.2%
Your Community Bank	18.9%	17.7%	12.3%
Scott County State Bank	18.6%	17.4%	11.3%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

We have been repurchasing shares of our common stock since May 21, 1999. A net total of 478,335 shares at an aggregate cost of $8.3 million have been repurchased since that time under both the current and prior repurchase plans. Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased. Through March 31, 2013, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at March 31, 2013 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2012 and March 31, 2013 within the model to estimate their combined effects on net interest income over a one-year horizon. In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps. A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely. We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of March 31, 2013 our net interest income would decrease by an estimated 1.5%, or $435,000, over the one year forecast horizon. As of December 31, 2012, in the Up 200 Scenario we estimated that net interest income would decrease $117,000, over a one year forecast horizon ending December 31, 2013.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2013 and December 31, 2012, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of March 31, 2013 and ending on March 31, 2014:

	Interest Rate Sensitivity as of March 31, 2013
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$24,160	$24,943
Investments	6,119	6,291
FHLB and FRB stock	184	184
Interest-bearing deposits in other financial institutions	39	139
Total interest Income	30,502	31,557

Projected interest expense:
Deposits	1,019	1,788
Federal funds purchased, line of credit and repurchase agreements	168	712
FHLB advances	317	351
Subordinated debentures	406	549
Total interest expense	1,910	3,400
Net interest income	$28,592	$28,157

Change from base		(435)
Percent change from base		(1.52)%
53

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2012 and ending December 31, 2013:

	Interest Rate Sensitivity as of December 31, 2012
	Base	Gradual Increase in Rates of 200 Basis Points
Projected interest income:
Loans	$24,531	$25,408
Investments	5,829	6,056
FHLB and FRB stock	184	184
Interest-bearing deposits in other financial Institutions	1	3
Federal funds sold	92	335
Total interest income	30,637	31,986

Projected interest expense:
Deposits	1,133	1,929
Federal funds purchased, line of credit and Repurchase agreements	169	696
FHLB advances	443	443
Subordinated debentures	410	553
Total interest expense	2,155	3,621
Net interest income	$28,482	$28,365

Change from base		$(117)
% Change from base		(0.41)%

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

Changes in Internal Control over Financial Reporting

There was no change in CBIN’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, CBIN’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the three months ended March 31, 2013.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased. As of March 31, 2013, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Item 6. Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: May 15, 2013	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2013	BY:	/s/ Paul. A. Chrisco
Paul A. Chrisco
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

COMMUNITY BANK SHARES OF INDIANA, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012 (iv) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012 and (vi) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

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

