Form 10-Q
period 2013-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2013-08-14
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,388,937 shares of common stock were outstanding as of August 12, 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$12,479	$19,039
Interest-bearing deposits in other financial institutions	24,187	32,305
Securities available for sale	199,523	251,205
Loans held for sale	488	1,225
Loans, net of allowance for loan losses of $9,722 and $8,762	541,249	456,827
Federal Home Loan Bank and Federal Reserve stock	5,990	5,998
Accrued interest receivable	3,160	3,014
Premises and equipment, net	13,682	14,094
Company owned life insurance	21,047	20,709
Other intangible assets	1,174	638
Foreclosed and repossessed assets	9,560	6,345
Prepaid FDIC insurance premium	-	2,392
Other assets	5,832	5,709
Total Assets	$838,371	$819,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$180,069	$169,411
Interest-bearing	494,255	455,256
Total deposits	674,324	624,667
Other borrowings	38,162	45,500
Federal Home Loan Bank advances	20,000	40,000
Subordinated debentures	17,000	17,000
Accrued interest payable	97	177
Other liabilities	5,046	5,714
Total liabilities	754,629	733,058

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2013 and 2012; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,388,937 and 3,371,131 outstanding in 2013 and 2012, respectively	386	386
Additional paid-in capital	44,287	44,306
Retained earnings	21,670	18,778
Accumulated other comprehensive income	(2,407)	3,473
Treasury stock, at cost (2013- 475,000 shares, 2012- 492,806 shares)	(8,194)	(8,501)
Total shareholders’ equity	83,742	86,442
Total Liabilities and Shareholders’ Equity	$838,371	$819,500

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share data)
Interest and dividend income
Loans, including fees	$6,924	$6,774	$13,080	$13,620
Taxable securities	629	812	1,358	1,609
Tax-exempt securities	758	720	1,513	1,441
Federal Home Loan Bank and Federal Reserve dividends	48	50	104	98
Interest-bearing deposits in other financial institutions	16	14	44	25
Interest and dividend income	8,375	8,370	16,099	16,793

Interest expense
Deposits	302	608	631	1,208
Other borrowings	28	170	57	343
Federal Home Loan Bank advances	107	215	285	435
Subordinated debentures	102	110	204	223
Interest expense	539	1,103	1,177	2,209
Net interest income	7,836	7,267	14,922	14,584

Provision for loan losses	2,470	944	2,717	2,450

Net interest income after provision for loan losses	5,366	6,323	12,205	12,134

Non-interest income
Service charges on deposit accounts	859	838	1,606	1,708
Commission income	46	40	88	82
Net gain on sales of available for sale securities	509	438	515	1,165
Mortgage banking income	60	80	139	173
Earnings on company owned life insurance	170	173	339	344
Interchange income	299	266	562	514
Bargain purchase gain	1,879	-	1,879	-
Other income	147	144	265	301
Non-interest income	3,969	1,979	5,393	4,287

Non-interest expense
Salaries and employee benefits	3,347	2,980	6,645	6,138
Occupancy	559	594	1,084	1,126
Equipment	309	252	599	510
Data processing	662	553	1,261	1,135
Marketing and advertising	71	71	155	132
Legal and professional service fees	620	426	1,033	792
FDIC insurance premiums	211	140	355	317
Foreclosed assets, net	242	352	224	484
Other expense	690	609	1,441	1,225
Total non-interest expense	6,711	5,977	12,797	11,859
Income before income taxes	2,624	2,325	4,801	4,562

Income tax expense	420	371	690	773

Net income	2,204	1,954	4,111	3,789

Preferred stock dividend	(288)	(244)	(509)	(470)

Net income available to common shareholders	$1,916	$1,710	$3,602	$3,319

4

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share data)
Earnings per common share:
Basic	$0.57	$0.51	$1.06	$0.99
Diluted	$0.57	$0.51	$1.06	$0.99

Dividends per common share	$0.11	$0.10	$0.21	$0.20

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$2,204	$1,954	$4,111	$3,789

Other comprehensive income (loss), net of tax
Unrealized gain on securities:
Unrealized gain (losses) arising during the period	(6,753)	1,875	(8,423)	2,435
Reclassification adjustment for gains included in net income	(509)	(438)	(515)	(1,165)
Net unrealized gains (losses)	(7,262)	1,437	(8,938)	1,270
Tax effect	2,469	489	3,039	(432)
Net of tax	(4,793)	948	(5,899)	838

Defined benefit pension plans:
Net gain (loss) arising during the period	(15)	(42)	29	29
Tax effect	5	14	10	10
Net of tax	(10)	(28)	19	19

Total other comprehensive income (loss)	(4,803)	920	(5,880)	857

Comprehensive income (loss)	$(2,599)	$2,874	$(1,769)	$4,646

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2013	$28,000	$386	$44,306	$18,778	$3,473	$(8,501)	$86,442
Net income	—	—	—	4,111	—	—	4,111
Other comprehensive loss	—	—	—	—	(5,880)	—	(5,880)
Cash dividends declared on common stock ($0.21 per share)	—	—	—	(710)	—	—	(710)
Dividends on preferred stock	—	—	—	(509)	—	—	(509)
Issuance of treasury stock under dividend reinvestment plan	—	—	76	—	—	111	187
Issuance of stock award shares	—	—	(196)	—	—	196	—
Stock award expense	—	—	101	—	—	—	101
Balance, June 30, 2013	$28,000	$386	$44,287	$21,670	$(2,407)	$(8,194)	$83,742

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,111	$3,789
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,717	2,450
Depreciation and amortization	655	772
Net amortization of securities	492	628
Net gain on sales of available for sale securities	(515)	(1,165)
Mortgage loans originated for sale	(5,915)	(8,949)
Proceeds from mortgage loan sales	6,793	9,637
Net gain on sales of mortgage loans	(141)	(172)
Earnings on company owned life insurance	(338)	(344)
Shared based compensation expense	101	105
Bargain purchase gain	(1,879)	-
Net (gain) loss on disposition of premises and equipment	99	(32)
Net (gain) loss on disposition of foreclosed and repossessed assets	48	150
Net change in:
Accrued interest receivable	46	(29)
Accrued interest payable	(111)	(29)
Other assets	3,351	(4,257)
Other liabilities	1,122	590
Net cash from operating activities	10,636	3,144
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in FDIC assisted acquisition	19,714	-
Net change in interest-bearing deposits	12,207	(12,585)
Available for sale securities:
Sales	49,704	40,247
Purchases	(20,996)	(77,189)
Maturities, prepayments and calls	15,091	14,150
Loan originations and payments, net	(28,483)	(2,917)
Proceeds from the sale of foreclosed and repossessed assets	2,034	2,368
Purchases of premises and equipment	(1,084)	(660)
Proceeds from the sale of premises and equipment	690	39
Purchase of Federal Reserve and FHLB stock	-	(59)
Proceeds from redemption of Federal Reserve and FHLB stock	4,032	_ -
Net cash from investing activities	52,909	(36,606)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(37,368)	27,982
Net change in other borrowings	(7,338)	5,125
Proceeds from Federal Home Loan Bank advances	33,000	10,000
Repayment of Federal Home Loan Bank advances	(57,444)	(10,000)
Cash dividends paid on preferred shares	(352)	(571)
Cash dividends paid on common shares	(603)	(566)
Net cash from financing activities	(70,105)	31,970
Net change in cash and due from financial institutions	(6,560)	(1,167)
Cash and due from financial institutions at beginning of period	19,039	15,166
Cash and due from financial institutions at end of period	$12,479	$13,999

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)

Supplemental cash flow information:
Interest paid	$1,257	$2,238
Income taxes paid, net of refunds	$-	$1,563

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	$5,398	$2,970
Issuance of treasury shares under dividend reinvestment plan	$111	$109
Sale and financing of foreclosed and repossessed assets	$275	$165

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Acquisition

On April 19, 2013, the Company’s subsidiary, YCB (the “Bank”), entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume all of the deposits and certain liabilities of First Federal Bank headquartered in Lexington, Kentucky.

The Bank acquired approximately $93.6 million in assets, including approximately $63.6 million of loans, $4.1 million of interest-bearing deposits in other financial institutions and $4.8 million of cash and cash equivalents. The loans acquired by the Bank consist primarily of one-to-four family first mortgage, home equity, and commercial real estate. The Bank also assumed approximately $92.4 million of liabilities, including approximately $87.0 million in customer deposits. In addition, the Bank recorded a receivable from the FDIC for $14.9 million, which represents the net difference between the assets acquired and liabilities assumed adjusted for the discount the Bank received for the transaction. The FDIC paid most of the receivable, or $14.9 million on April 22, 2013. In addition, the tax treatment of FDIC assisted transactions is complex and subject to interpretations that may result in future adjustments of accrued taxes payable as of the acquisition date. At the acquisition date, a liability for deferred income taxes of $639,000 was recorded.

The Company has determined that the acquisition constitutes a business acquisition as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

The assets acquired and liabilities assumed in the transaction are presented at estimated fair value on the date of the acquisition. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. The Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase prices.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Acquisition (Continued)

A summary of the net assets acquired from the FDIC and the estimated fair value adjustments resulting in the bargain purchase gain are as follows:

April 19, 2013
(In thousands)
First Federal Bank’s net liabilities assumed per the purchase and assumption agreement	$(9,063)
Contractual discount	(5,850)
Net receivable from the FDIC	$(14,913)

Fair Value Adjustments:
Interest bearing deposits in other financial institutions	$(5)
Securities available for sale	(2)
Loans	(4,186)
Core deposit intangible	668
Foreclosed assets	-
Federal Home Loan Bank advances	(223)
Other liabilities	(223)
Total fair value adjustments	(3,971)

Discount from FDIC	5,850
Bargain purchase gain, pre-tax	$1,879

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Acquisition (Continued)

Assets acquired and liabilities assumed as of April 19, 2013 are as follows:

	Contractual Amount	Fair Value Adjustments	Fair Value
	(In thousands)
ASSETS ACQUIRED
Cash and due from financial institutions	$4,800	-	$4,800
Interest-bearing deposits in other financial institutions	4,094	(5)	4,089
Investment securities	1,034	(2)	1,032
Loans	67,781	(4,186)	63,595
Federal Home Loan Bank stock	4,024	-	4,024
Accrued interest receivable	192	-	192
FDIC settlement receivable	14,913	-	14,913
Discount from FDIC	(5,850)	5,850	-
Core deposit intangible	-	668	668
Foreclosed assets	174	-	174
Other assets	133	-	133
Total assets acquired	$91,295	$2,325	$93,620

LIABILITIES ASSUMED AND STOCKHOLDERS’ EQUITY
Deposits	$87,025	-	$87,025
Federal Home Loan Bank advances	4,221	223	4,444
Deferred income taxes	-	639	639
Accrued interest payable	31	-	31
Other liabilities	18	223	241
Total liabilities assumed	91,295	1,085	92,380

Shareholders’ Equity
Bargain purchase gain, net of taxes	-	1,240	1,240
Total Liabilities Assumed and Stockholders’ Equity	$91,295	$2,325	$93,620

The following is a description of the methods used to determine the fair values of significant assets and liabilities.

Cash and Due from Banks

The carrying amount of these assets, adjusted for any cash items deemed uncollectible by management, is a reasonable estimate of fair value based on their short-term nature.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Acquisition (Continued)

Interest-bearing Deposits in Other Financial Institutions

The balance in interest-bearing deposits in other financial institutions consists of short-term, transaction balances and certificates of deposit. The transaction balances were valued at their carrying amount due to their short-term nature. The certificates of deposit were valued utilizing two different methods: 1) For those certificates of deposit that were redeemed subsequent to the acquisition date but before their scheduled maturity, the redemption value was used to determine fair value and 2) For those certificates of deposit that were not redeemed, the fair value was determined based on a discounted cash flow methodology that considered the contractual cash flows due until maturity and the current market rate. The market rate was based on the current offering rates for certificates of deposit with the same term length.

Investment Securities and Federal Home Loan Bank Stock

The fair value of the investment security acquired was determined based on the fair value from the FDIC less the loss incurred on the sale subsequent to closing.

Federal Home Loan Bank stock was acquired at cost. It is not practicable to determine its fair value given the restrictions on its marketability.

Loans

Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The loans were grouped for valuation according to their internal classification, loan type, and payment terms. There were 57 identified loans pools with applied discounts ranging from 3.50% to 9.00% and a weighted average rate of 4.90%.

Certain loans that were deemed to be collateral dependent were valued based on the fair value of the underlying collateral. These estimates were based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. In determining the underlying collateral values, the Company reviewed appraisals which utilized both the sales comparison and income based approaches and applied a discount based on the factors described above. For appraisals utilizing the sales comparison approach, the Company applied discounts ranging from 20.00% to 40.00% with a weighted average discount of 26.10%. For appraisals utilizing the income capitalization approach, the Company applied discounts of 20.00% to 50.00% with a weighted average discount of 32.14%.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Acquisition (Continued)

Core Deposit Intangible

This intangible asset represents the value of the relationships that First Federal Bank had with their deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to type of deposit, deposit retention, cost of the deposit base, and net maintenance cost attributable to customer deposits. The discount rate utilized in determining the value of the core deposit intangible asset was 14.00%.

Other Real Estate

Other real estate is presented at fair value, the estimated present value that management expects to receive when the property is sold, net of related costs to sell. These estimates were based on the most recently available real estate appraisals, with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the property. There were no sales of other real estate subsequent to April 19, 2013 through July 2, 2013.

Deposits

The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amount payable on demand at the reporting date. The fair values for time deposits were estimated at their carrying value. The Bank was able to reset the interest rates on all outstanding time deposits to its current offering rates per the terms of its acquisition from the FDIC. Management concluded the Bank’s current offering rates on time deposits were a close approximation of current market rates.

Federal Home Loan Bank Advances

The FHLB advances were recorded at their estimated fair values derived using the prepayment penalty incurred by the Bank upon the repayment subsequent to closing.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013:
Securities available for sale:
State and municipal	$80,279	$3,535	$(1,103)	$82,711
U.S. Government sponsored entities and agencies	9,983	9	(465)	9,527
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	107,933	672	(2,689)	105,916
Collateralized debt obligations, including trust preferred securities	3,932	-	(2,809)	1,123
Mutual funds	250	-	(4)	246
Total securities available for sale	$202,377	$4,216	$(7,070)	$199,523

December 31, 2012:
Securities available for sale:
State and municipal	$77,497	$7,050	$(110)	$84,437
U.S. Government sponsored entities and agencies	10,400	31	(76)	10,355
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	152,975	2,101	(96)	154,980
Collateralized debt obligations, including trust preferred securities	3,997	-	(2,821)	1,176
Mutual funds	250	7	-	257
Total securities available for sale	$245,119	$9,189	$(3,103)	$251,205

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $1.5 million for securities at June 30, 2013 and December 31, 2012.

Sales of available for sale securities were as follows.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In thousands)
Proceeds	$46,272	$15,917	$49,704	$40,247
Gross gains	604	438	610	1,165
Gross losses	(95)	-	(95)	-

The tax provision applicable to these realized gains amounted to $173,000 and $175,000 for the three and six months ended June 30, 2013, respectively, and $149,000 and $396,000 for the three and six months ended June 30, 2012, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at June 30, 2013 were as follows. Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	June 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$56	$56
One to five years	2,268	2,378
Five to ten years	35,944	36,157
Beyond ten years	55,926	54,770
Residential mortgage-backed securities issued by U.S. Government sponsored entities	107,933	105,916
Mutual funds	250	246
Total	$202,377	$199,523

Securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2013	(In thousands)
State and municipal	$17,126	$(1,103)	$-	$-	$17,126	$(1,103)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	73,523	(2,689)	-	-	73,523	(2,689)
U.S. Government sponsored entities and agencies	8,558	(465)	-	-	8,558	(465)
Mutual Funds	246	(4)	-	-	246	(4)
Collateralized debt obligations, including trust preferred securities	-	-	1,123	(2,809)	1,123	(2,809)
Total temporarily impaired	$99,453	$(4,261)	$1,123	$(2,809)	$100,576	$(7,070)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2012	(In thousands)
State and municipal	$5,204	$(110)	$-	$-	$5,204	$(110)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	32,911	(96)	-	-	32,911	(96)
U.S. Government sponsored entities and agencies	8,948	(76)	-	-	8,948	(76)
Collateralized debt obligations, including trust preferred securities	-	-	1,176	(2,821)	1,176	(2,821)
Total temporarily impaired	$47,063	$(282)	$1,176	$(2,821)	$48,239	$(3,103)

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

As of June 30, 2013, the Company’s security portfolio consisted of 298 securities, 90 of which were in an unrealized loss position. The unrealized losses are related to the Company’s state and municipal, residential mortgage-backed securities issued by U.S. Government sponsored entities and agencies, residential mortgage-backed agencies issued by U.S. Government sponsored entities, and collateralized debt obligations, as discussed below:

State and Municipal

At June 30, 2013 the Company had approximately $17.1 million of state and municipal securities with an unrealized loss of $1.1 million. Of the 207 state and municipal securities in the Company’s portfolio, 204 had an investment grade rating as of June 30, 2013 while 3 were not rated. The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality. All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%. The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Securities (Continued)

U.S. Government sponsored entities and agencies

At June 30, 2013, the unrealized losses in the Company’s U.S. Government sponsored entities and agencies securities portfolio were attributed to changes in interest rates and liquidity, and not due to credit quality. Because the company does not have the intent to sell these securities and it is not likely that they will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2013.

Residential mortgage-backed Securities issued by U.S. Government sponsored entities

At June 30, 2013, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in six pooled trust preferred securities.

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $3.9 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Moody Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	Current Quarter OTTI Related to Credit Loss, Pre-Tax
Security 1	CCC- (S&P)	$2,000	$2,000	$647	$-	$-
Security 2	C	155	-	-	146	-
Security 3	Caa2	49	44	22	5	-
Security 4	Caa2	317	282	144	35	-
Security 5	Ca	1,517	803	155	637	-
Security 6	Ca	1,517	803	155	637	-
		$5,555	$3,932	$1,123	$1,460	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Securities (Continued)

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies. The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default. We considered all defaults to be immediate. We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank). For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%. After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note. Additionally, we assumed that all bank and bank holding company issuers with total assets of greater than $15 billion would prepay their obligations before January 1, 2016. Upon completion of the analysis, our model indicated we did not have additional other-than-temporary impairment. At June 30, 2013 the six securities subject to FASB ASC 325-40 accounted for the $2.8 million of unrealized loss in the collateralized debt obligations category at June 30, 2013.

There were no credit losses recognized in earnings related to these securities for the three and six month periods ended June 30, 2013 and 2012.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans

Loans at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Commercial	$106,250	$96,306
Construction	42,842	39,217
Commercial real estate:
Owner occupied nonfarm/residential	103,479	91,819
Other nonfarm/residential	85,795	76,669
Residential real estate:
Secured by first liens	161,876	115,280
Home equity	41,538	40,094
Consumer	9,191	6,204
Subtotal	550,971	465,589
Less:
Allowance for loan losses	(9,722)	(8,762)
Loans, net	$541,249	$456,827

During 2013 and 2012, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans (Continued)

As discussed under Footnote 2 “Acquisition”, the above loan balances include loans acquired in the First Federal acquisition. The composition of loans acquired in the First Federal acquisition as of June 30, 2013 is as follows:

June 30, 2013
(In thousands)
Commercial	$2,634
Construction	376
Commercial real estate:
Owner occupied nonfarm/residential	3,674
Other nonfarm/residential	7,699
Residential real estate:
Secured by first liens	36,644
Home equity	4,657
Consumer	43
Total Loans	$55,727

As of the acquisition date, April 19, 2013, the outstanding balance and carrying amount of purchased loans within the scope of ASC Topic 310-30 was $17.9 million and $14.2 million, respectively. As of June 30, 2013, the outstanding balance and carrying amount of purchased loans within the scope of ASC Topic 310-30 was $14.9 million and $11.8 million. The Company recognized accretable yield of $1.1 million as of the acquisition date of First Federal and recognized accretion during the three and six months ended June 30, 2013 of $168,000 resulting in an ending accretable yield balance of $935,000 as of June 30, 2013. During the three and six months ended June 30, 2013 there were no transfers between non-accretable difference and accretable yield.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2013 and 2012 (in thousands):

Three Months Ended June 30, 2013:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,879	$1,641	$1,528	$2,521	$100	$7,669
Provision for loan losses	120	1,979	227	126	18	2,470
Loans charged-off	(39)	(156)	-	(229)	(44)	(468)
Recoveries	20	2	3	5	21	51
Ending balance	$1,980	$3,466	$1,758	$2,423	$95	$9,722

Three Months Ended June 30, 2012:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,825	$1,100	$4,054	$2,669	$193	$10,841
Provision for loan losses	(43)	63	958	(50)	16	944
Loans charged-off	(164)	(110)	(198)	(201)	(49)	(722)
Recoveries	19	-	9	-	18	46
Ending balance	$2,637	$1,053	$4,823	$2,418	$178	$11,109

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 and 2012 (in thousands):

Six Months Ended June 30, 2013:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762
Provision for loan losses	(38)	2,219	96	424	16	2,717
Loans charged-off	(39)	(156)	(1,208)	(404)	(95)	(1,902)
Recoveries	50	4	34	14	43	145
Ending balance	$1,980	$3,466	$1,758	$2,423	$95	$9,722

Six Months Ended June 30, 2012:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234
Provision for loan losses	92	384	1,788	178	8	2,450
Loans charged-off	(506)	(443)	(198)	(466)	(116)	(1,729)
Recoveries	52	-	26	25	51	154
Ending balance	$2,637	$1,053	$4,823	$2,418	$178	$11,109

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$33	$2,897	$218	$1,118	$11	$4,277
Collectively evaluated for impairment	1,947	569	1,540	1,305	84	5,445
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$1,980	$3,466	$1,758	$2,423	$95	$9,722

Loans:
Loans individually evaluated for impairment	$702	$12,189	$2,272	$6,249	$47	$21,459
Loans collectively evaluated for impairment	105,185	30,554	181,966	190,825	9,144	517,674
Loans acquired with deteriorated credit quality	363	99	5,036	6,340	-	11,838
Total ending loans balance	$106,250	$42,842	$189,274	$203,414	$9,191	$550,971

December 31, 2012:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$90	$1,066	$1,495	$1,028	$-	$3,679
Collectively evaluated for impairment	1,917	333	1,341	1,361	131	5,083
Total ending allowance balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762

Loans:
Loans individually evaluated for impairment	$916	$9,280	$11,780	$6,624	$23	$28,623
Loans collectively evaluated for impairment	95,390	29,937	156,708	148,750	6,181	436,966
Total ending loans balance	$96,306	$39,217	$168,488	$155,374	$6,204	$465,589

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the six month period ending June 30, 2013 (in thousands):

June 30, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$608	$608	$-	$655	$11
Construction	8,166	5,942	-	4,858	17
Commercial real estate:
Owner occupied nonfarm/nonresidential	728	728	-	485	-
Other nonfarm/nonresidential	343	343	-	2,656	5
Residential real estate:
Secured by first liens	1,799	1,799	-	1,854	14
Home equity	736	736	-	682	14
Consumer	21	21	-	20	-
Total	$12,401	$10,177	$-	$11,210	$61

With an allowance recorded:
Commercial	$94	$94	$33	$145	$2
Construction	6,580	6,247	2,897	5,462	73
Commercial real estate:
Owner occupied nonfarm/nonresidential	191	191	80	685	16
Other nonfarm/nonresidential	2,210	1,010	138	4,051	-
Residential real estate:
Secured by first liens	2,614	2,538	588	2,558	34
Home equity	1,176	1,176	530	1,130	28
Consumer	26	26	11	17	-
Total	$12,891	$11,282	$4,277	$14,048	$153

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

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans (Continued)

The following table presents the information related to loans individually evaluated for impairment by class of loans for the three month period ending June 30, 2013:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$609	$5
Construction	5,373	12
Commercial real estate:
Owner occupied nonfarm/nonresidential	392	-
Other nonfarm/nonresidential	3,728	3
Residential real estate:
Secured by first liens	1,587	6
Home equity	665	7
Consumer	18	-
Total	$12,372	$33

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$133	$1
Construction	5,467	29
Commercial real estate:
Owner occupied nonfarm/nonresidential	560	2
Other nonfarm/nonresidential	1,246	-
Residential real estate:
Secured by first liens	2,592	13
Home equity	1,180	15
Consumer	25	-
Total	$11,203	$60

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans for the three and six month periods ending June 30, 2012:

	Three Months		Six Months
	Average Recorded Investment	Interest Income Recognized and Received	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$1,170	$4	$1,296	$8
Construction	12,557	32	13,005	90
Commercial real estate:
Owner occupied nonfarm/nonresidential	9,920	130	9,853	261
Other nonfarm/nonresidential	11,532	35	11,414	103
Residential real estate:
Secured by first liens	3,046	7	3,169	20
Home equity	315	1	341	1
Consumer	167	-	160	-
Total	$38,707	$209	$39,238	$483

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$391	$-	$416	$-
Construction	4,154	-	3,708	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	916	-	627	-
Other nonfarm/nonresidential	1,936	-	1,846	-
Residential real estate:
Secured by first liens	5,154	-	1,930	-
Home equity	240	-	5	-
Consumer	181	-	186	-
Total	$12,972	$-	$8,718	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loans:

June 30, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$638	$74	$409	$1,121	$105,129
Construction	4,050	-	3,280	7,330	35,512
Commercial real estate:
Owner occupied nonfarm/nonresidential	138	-	473	611	102,868
Other nonfarm/nonresidential	214	328	906	1,448	84,347
Residential real estate:
Secured by first liens	1,770	690	3,063	5,523	156,353
Home equity	704	319	284	1,307	40,231
Consumer	192	38	80	310	8,881
Total	$7,706	$1,449	$8,495	$17,650	$533,321

December 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$166	$-	$435	$601	$95,705
Construction	1,264	1	3,014	4,279	34,938
Commercial real estate:
Owner occupied nonfarm/nonresidential	325	-	57	382	91,437
Other nonfarm/nonresidential	119	-	1,846	1,965	74,704
Residential real estate:
Secured by first liens	3,593	566	1,960	6,119	109,161
Home equity	1,221	313	55	1,589	38,505
Consumer	186	46	70	302	5,902
Total	$6,874	$926	$7,437	$15,237	$450,352

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings totaled $7.4 million and $13.8 million at June 30, 2013 and December 31, 2012. Of the total TDRs, $1.6 million and $319,000 were on non-accrual as of June 30, 2013 and December 31, 2012. The Company has allocated $855,000 and $2.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2013 and December 31, 2012.

The detail of outstanding TDRs by class and modification type as of June 30, 2013 and December 31, 2012 follows (in thousands):

June 30, 2013:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Multiple modifications	$64	$3
Construction:
Interest rate reduction	1,386	-
Extended maturity	1,526	98
Multiple modifications	2,643	395
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	191	80
Other nonfarm/nonresidential
Interest rate reduction	228	20
Interest only payments	201	-
Residential real estate:
Secured by first liens
Interest rate reduction	63	6
Interest only payments	87	-
Extended maturity	306	36
Multiple modifications	685	217
Total	$7,380	$855

During the quarter ended June 30, 2013, the Company removed one commercial real estate loan from TDR status. The previously reported TDR had a recorded investment of $8.5 million as of December 31, 2012. During the three months ended June 30, 2013, the Company re-underwrote and re-modified the loan at terms that were considered to be at market for loans with comparable risk. Management expects the borrower to will perform under the re-modified terms based on the cash flows of the borrower. Based on the terms of the of the re-modification, the loan no longer meets the criteria for a troubled debt restructuring and, as such, was removed from TDR status at June 30, 2013 and is no longer evaluated individually for impairment.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms. The following table summarizes the Company’s TDR’s by class, modification type and performance as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013:	TDRs Greater than 30 Days Past Due And Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Defaulted Within 12 Months of Modification
Commercial:
Extended maturity	$-	$-	$-	$-
Construction:
Extended maturity	-	1,126	1,126	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	-	-	-
Other nonfarm/nonresidential
Interest rate reduction	-	228	228	-
Residential:
Secured by first liens
Interest only payments	-	86	86	86
Multiple modifications	-	204	204	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	$-	$1,644	$1,644	$86

December 31, 2012:	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms
Commercial:
Multiple modifications	$-	$93	$93
Construction:
Extended maturity	-	61	61
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	195	-	195
Other nonfarm/nonresidential	-	-	-
Residential:
Secured by first liens
Multiple modifications	39	165	204
Home equity	-	-	-
Consumer	-	-	-
Total	$234	$319	$553

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans (Continued)

The following table presents loans by class that defaulted within 12 months of modification during the six months ended June 30, 2012 (in thousands):

Total TDRs Defaulted Within 12 Months of Modification
Commercial	$470
Construction	3,213
Commercial real estate:
Owner occupied nonfarm/nonresidential	8,703
Total	$12,858

During the quarter ended June 30, 2013, the terms of two loans were modified to adjust scheduled principal and interest payments to interest only for a period of 7 months while the term of one loan was modified to lower the interest rate and extend its maturity for a period of 60 months.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2013 and 2012 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
June 30, 2013:
Residential:
Secured by first liens
Interest only payments	2	$81	$81	$-	$81
Multiple modifications	1	68	68	68	-

June 30, 2012:
Commercial real estate:
Owner occupied nonfarm/nonresidential
Multiple modifications	1	$201	$201	$201	$-

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

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans. The risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2013 and December 31, 2012 is as follows:

June 30, 2013:

	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$5,943	$745	$595	$314	$98,653	$106,250
Construction	3,368	-	7,766	4,521	27,187	42,842
Commercial real estate:
Owner occupied nonfarm/nonresidential	3,732	191	1,340	-	98,216	103,479
Other nonfarm/nonresidential	5,553	2,421	2,004	1,798	74,019	85,795
Residential real estate:
Secured by first liens	3,136	5,362	5,792	1,450	146,136	161,876
Home equity	212	160	1,786	247	39,133	41,538
Consumer	3	-	94	6	9,088	9,191
Total	$21,947	$8,879	$19,377	$8,336	$492,432	$550,971

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Deposits

Deposits at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)

Demand (NOW)	$135,007	$110,986
Money market accounts	149,279	137,385
Savings	47,711	39,397
Individual retirement accounts	28,099	25,395
Certificates of deposit, $100,000 and over	49,322	64,854
Other certificates of deposit	84,837	77,239

Total interest bearing deposits	494,255	455,256

Total non-interest bearing deposits	180,069	169,411

Total deposits	$674,324	$624,667

6. Earnings Per Common Share

Earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except for share and per share amounts)
Basic:
Net income	$2,204	$1,954	$4,111	$3,789
Preferred stock dividend	(288)	(244)	(509)	(470)
Net income available to common shareholders	$1,916	$1,710	$3,602	$3,319
Average shares outstanding	3,386,701	3,359,829	3,384,205	3,358,148
Net income per common share, basic	$0.57	$0.51	$1.06	$0.99

Diluted:
Net income available to common shareholders	$1,916	$1,710	$3,602	$3,319
Average dilutive potential common shares	3,386,701	3,359,829	3,384,205	3,358,148
Net income per common share, diluted	$0.57	$0.51	$1.06	$0.99

Stock options for 157,800 shares of common stock were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2013 because their effect was antidilutive. This compares to stock options for 168,100 shares of common stock that were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2012.

Restricted share awards of 49,599 and 37,022 common shares were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2013 and 2012, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee. Non-employee directors are eligible to receive only nonqualified stock options. We may grant stock options under the current plan for an additional 149,295 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2013 and December 31, 2012 was $0. There was no remaining compensation cost related to unvested options as of June 30, 2013 and December 31, 2012, respectively. The Company recognized $0 in expense for stock options for the three and six months ended June 30, 2013 and 2012, respectively. The Company has options vested and expected to vest of 157,300 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 2.8 years as of June 30, 2013. As of December 31, 2012, the Company had options vested and expected to vest of 157,800 which had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 3.3 years. During the six months ended June 30, 2013, there were no options granted or expired while 500 were forfeited.

For the three and six months ended June 30, 2013, we recognized $43,000 and $101,000 in expense for restricted stock awards, respectively. We did not grant restricted stock awards during the first six months of 2013. The fair value of the restricted stock awards was calculated based on the Company’s stock price at the date of issuance. There were no forfeitures during the first six months of 2013. At June 30, 2013, there were 49,599 outstanding and unvested restricted stock awards. For the three and six months ended June 30, 2012, we recognized $47,000 and $105,000 in expense for restricted stock awards, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2013):
Available for sale securities:
State and municipal	$82,711	$—	$82,711	$—
U.S. Government sponsored entities and agencies	9,527	—	9,527	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	105,916	—	105,961	—
Collateralized debt obligations, including trust preferred securities	1,123	—	—	1,123
Mutual Funds	246	—	246	—

Total available for sale securities	$199,523	$—	$198,400	$1,123

Assets (December 31, 2012):
Available for sale securities:
State and municipal	$84,437	$—	$84,378	$59
U.S. Government sponsored entities and agencies	10,355	—	10,355	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	154,980	—	154,980	—
Collateralized debt obligations, including trust preferred securities	1,176	—	—	1,176
Mutual Funds	257	—	257	—

Total available for sale securities	$251,205	$—	$249,970	$1,235

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Fair Value (Continued)

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of period	$1,185	$846	$-	$96
Principal paydowns	(24)	(18)	-	(37)
Net unrealized gain (loss) included in other comprehensive income (loss)	(38)	78	-	-
Balance, end of period	$1,123	$906	$-	$59

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of period	$1,176	$937	$59	$152
Principal paydowns	(66)	(44)	(59)	(93)
Net unrealized gain (loss) included in other comprehensive income (loss)	13	13	-	-
Balance, end of period	$1,123	$906	$-	$59

The fair values of our collateralized debt obligations are determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers. The fair values of our collateralized debt obligations are determined by the Company’s accounting department and reviewed by the Chief Financial Officer. We provide our estimate of default, prepayment, and recovery probability for each issuer to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions. To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates for each security. The discount rates were determined utilizing a risk free rate of three month LIBOR plus 300 bps (3.27% at June 30, 2013), plus a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Fair Value (Continued)

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

The following table presents quantitative information about recurring Level 3 fair value measurements for the Company’s collateralized debt obligations as of March 31, 2013 and December 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input(s)	Range - (Weighted Average)
June 30, 2013:	(in thousands)
Collateralized debt obligations	$1,123	Discounted cash flow	Constant prepayment rate	0.00%-100.00% (19.07%)
			Collateral default rate	0.00%-100.00% (13.20%)
			Discount rate	9.85%-26.68% (21.02%)
			Recovery probability	0.00%–15.00% (13.93%)
December 31, 2012:
Collateralized debt obligations	$1,176	Discounted cash flow	Constant prepayment rate	0.00%-100.00% (19.07%)
			Collateral default rate	0.00%-100.00% (13.43%)
			Discount rate	10.62%-26.06% (20.66%)
			Recovery probability	0.00%–15.00% (13.93%)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Fair Value (Continued)

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three month periods ended March 31 for level 3 assets that are still held at June 30:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended June 30 Collateralized Debt Obligations, Including Trust Preferred Securities		Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended June 30 State and Municipal Securities
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Interest income on securities	$29	$32	$-	$1
Other changes in fair value	-	-	-	-
Total	$29	$32	$-	$1

The table below summarizes changes in unrealized gains and losses recorded in earnings for the six month periods ended June 30 for level 3 assets that are still held at June 30:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Six Months Ended June 30 Collateralized Debt Obligations, Including Trust Preferred Securities		Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Six Months Ended June 30 State and Municipal Securities
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Interest income on securities	$59	$48	$-	$2
Other changes in fair value	-	-	-	-
Total	$59	$48	$-	$2

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2013):
Impaired loans:
Commercial	$—	$—	$—	$—
Construction	1,774	—	—	1,774
Commercial real estate:
Owner Occupied nonfarm/nonresidential	111	—	—	111
Other nonfarm/nonresidential	873	—	—	873
Residential real estate:
Secured by first liens	1,893	—	—	1,893
Home equity	183	—	—	183
Consumer	15	—	—	15

Foreclosed and repossessed assets:
Construction	2,089	—	—	2,089
Commercial real estate:
Owner occupied nonfarm/nonresidential	344	—	—	344
Other nonfarm/nonresidential	6,105	—	—	6,105
Residential real estate:
Secured by first liens	1,005	—	—	1,005
Consumer	16	—	—	16

Assets (December 31, 2012):
Impaired loans:
Commercial	$37	$—	$—	$37
Construction	2,109	—	—	2,109
Commercial real estate:
Owner Occupied nonfarm/nonresidential	834	—	—	834
Other nonfarm/nonresidential	7,214	—	—	7,214
Residential real estate:
Secured by first liens	1,914	—	—	1,914
Home equity	49	—	—	49

Foreclosed and repossessed assets:
Construction	2,545	—	—	2,545
Commercial real estate:
Owner occupied nonfarm/nonresidential	383	—	—	383
Other nonfarm/nonresidential	2,276	—	—	2,276
Residential real estate:
Secured by first liens	1,100	—	—	1,100
Consumer	41	—	—	41

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Fair Value (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans. The Company’s collateral dependent impaired loans had a carrying value of $8.5 million as of June 30, 2013 with a valuation allowance of $3.6 million, resulting in provision for loan losses of $2.2 million and $2.5million for the three and six months ended June 30, 2013. The Company recorded $992,000 and $2.1 million in provision for loan losses for collateral-dependent impaired loans for the three and six months ended June 30, 2012.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter. During the three and six months ended June 30, 2013 and 2012, the Company recognized charges to write down foreclosed and repossessed assets to their fair value of $119,000 and $0, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
June 30, 2013:	(in thousands)
Impaired Loans:
Construction	$1,774	Sales comparison approach	Adjustments for differences between comparable sales	12%-20% (15%)
Commercial real estate	984	Income capitalization approach	Capitalization rate	12%-38% (32%)
Residential real estate	2,076	Sales comparison approach	Adjustments for differences between comparable sales	14%-52% (28%)
Consumer	15	Sales comparison approach	Adjustments for differences between comparable sales	0%-24% (23%)
Foreclosed and repossessed assets:
Construction	$2,089	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	15%-50% (25%)
Commercial real estate	6,449	Income capitalization approach	Capitalization rate	32%
		Sales comparison approach	Adjustments for differences between comparable sales	10%-50% (34%)
Residential real estate	1,005	Sales comparison approach	Adjustments for differences between comparable sales	10%-69% (27%)
Consumer	16	Sales comparison approach	Adjustments for differences between comparable sales	4%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Fair Value (Continued)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range - (Weighted Average)
December 31, 2012:	(in thousands)
Impaired Loans:
Commercial	$37	Sales comparison approach	Adjustments for differences between comparable sales	0%
Construction	2,109	Sales comparison approach	Adjustments for differences between comparable sales	0%-24% (19%)
Commercial real estate	8,048	Income capitalization approach	Capitalization rate	12%-38% (32%)
		Sales comparison approach	Adjustments for differences between comparable sales	26%
Residential real estate	1,963	Sales comparison approach	Adjustments for differences between comparable sales	14%-52% (28%)
Foreclosed and repossessed assets:
Construction	$2,545	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	14%-78% (26%)
Commercial real estate	2,559	Sales comparison approach	Adjustments for differences between comparable sales	10%-60% (41%)
Residential real estate	1,100	Sales comparison approach	Adjustments for differences between comparable sales	0%-38% (22%)
Consumer	41	Sales comparison approach	Adjustments for differences between comparable sales	0%-4% (3%)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at June 30, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2013:
Financial assets:
Cash and due from financial institutions	$12,479	$12,479	$—	$—	$12,479
Interest-bearing deposits in other financial institutions	24,187	24,187	—	—	24,187
Loans held for sale	488	—	493	—	493
Loans, net	541,249	—	—	545,638	545,638
Accrued interest receivable	3,160	—	636	2,524	3,160
Federal Home Loan Bank and Federal Reserve Stock	5,990	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	674,324	—	647,796	—	647,796
Other borrowings	38,162	—	38,158	—	38,158
Federal Home Loan Bank Advances	20,000	—	20,146	—	20,146
Subordinated debentures	17,000	—	—	9,931	9,931
Accrued interest payable	97	—	82	15	97

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the three month periods ended June 30, 2013 and 2012 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
June 30, 2013:
Balance, beginning of period	$2,901	$(505)	$2,396
Other comprehensive loss before reclassifications	(4,457)	(10)	(4,467)
Reclassification for gains included in net income	(336)	-	(336)
Balance, end of period	$(1,892)	$(515)	$(2,407)

June 30, 2012:
Balance, beginning of period	$3,063	$(460)	$2,603
Other comprehensive income (loss) before reclassifications	1,237	(28)	1,209
Reclassification for gains included in net income	(289)	-	(289)
Balance, end of period	$4,011	$(488)	$3,523

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the six month periods ended June 30, 2013 and 2012 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
June 30, 2013:
Balance, beginning of period	$4,007	$(534)	$3,473
Other comprehensive income (loss) before reclassifications	(5,559)	19	(5,540)
Reclassification for gains included in net income	(340)	-	(340)
Balance, end of period	$(1,892)	$(515)	$(2,407)

June 30, 2012:
Balance, beginning of period	$3,173	$(507)	$2,666
Other comprehensive income before reclassifications	1,607	19	1,626
Reclassification for gains included in net income	(769)	-	(769)
Balance, end of period	$4,011	$(488)	$3,523

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

Financial Condition

Total assets increased by $18.9 million to $838.4 million as of June 30, 2013 from $819.5 million as of December 31, 2012. The increase in total assets was primarily due to the FDIC-assisted acquisition of the First Federal Bank in Lexington, Kentucky on April 19, 2013 which accounted for $73.1 million of the Company’s total assets as of June 30, 2013. Net loans increased by $84.4 million to $541.2 million as of June 30, 2013, $55.7 million of which were loans acquired in the First Federal transaction. The increase in net loans was offset by decreases in securities available for sale of $51.7 million, cash and due from banks of $6.6 million, and interest-bearing deposits in other financial institutions of $8.1 million. Total deposits increased by $49.7 million to $674.3 million as of June 30, 2013 while other borrowings and FHLB advances decreased to $38.2 million and $20.0 million, respectively.

Net loans increased to $541.2 million as of June 30, 2013, with the majority of the increase attributable to residential real estate secured by first liens, or $46.6 million. The acquisition of First Federal contributed the majority of the growth in the residential real estate portfolio, or $36.6 million, while the remaining increase was due adding loans to the portfolio rather than selling into the secondary market. During the first half of 2013, the Company elected to change its strategy of selling all one-to-four family conforming mortgages into the secondary to retaining some of the loans as a measure to offset reductions in the loan portfolio and improve yield on earning assets. In addition, the Company experienced loan growth in all loan categories as a result of the First Federal acquisition and organic loan growth (see Footnote 2 “Acquisition” for further information).

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Securities available for sale decreased by $51.7 million to $199.5 million as of June 30, 2013 from $251.2 million at December 31, 2012 primarily due to sales of $49.7 million and maturities of $15.0 million, offset by purchases of $21.0 million. During the period, the Company sold securities to fund deposit reductions associated with the First Federal transaction as well as maturities of FHLB advances of $20.0 million and a decrease in other borrowings of $7.3 million. The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits increased by $49.7 million to $674.3 million as of June 30, 2013 from $624.7 million at December 31, 2012. Over the same period, non-interest bearing deposits increased by $10.7 million while interest-bearing deposits also increased by $39.0 million. The increase in total deposits was due to the First Federal acquisition which had total deposits of $49.9 million as of June 30, 2013. At the date of acquisition, the Company assumed $87.0 million of deposits from First Federal which declined due to the election to reduce time deposit and other existing deposits rates to current offering rates for similar products. Customers were given the option to withdraw their deposits without penalty or accept the lower rates.

Net Income Available to Common Shareholders. Net income available to common shareholders increased to $1.9 million for the three months ended June 30, 2013 from $1.7 million for the same period in 2012. Basic and diluted earnings per common share increased to $0.57 per share for the second quarter of 2013 as compared to $0.51 per common share for the second quarter of 2012. The increase in net income available to common shareholders was attributable to increases in net interest income of $569,000 and non-interest income of $2.0 million offset by increases in provision for loan losses of $1.5 million and non-interest expense of $734,000. The second quarter earnings were impacted by the acquisition of First Federal, primarily non-interest income, as the Company recognized a bargain purchase gain on the transaction of $1.9 million (see further discussion in “Non-Interest Income”). The annualized return on average assets and average shareholders’ equity were 1.04% and 10.05% for the three months ended June 30, 2013, respectively, compared to 0.96% and 9.47% for the equivalent period in 2012.

Net income available to common shareholders for the six month period ended June 30, 2013 increased to $3.6 million from $3.3 million in the equivalent period in 2012. Basic and diluted earnings per common share were $1.06 in 2013, an increase from $0.99 in 2012. The increase in earnings was due to an increase in non interest income of $1.1 million and net interest income of $338,000, offset by increases in provision for loan losses of $267,000 and non-interest expense of $938,000. The annualized return on average assets and shareholders’ equity were 1.00% and 9.47% for the six months ended June, 2013.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Net interest income. Net interest income increased from $7.3 million for the three months ended June 30, 2013 to $7.8 million in 2013, while the Company’s net interest margin on a fully taxable equivalent basis increased to 4.23% from 4.09%. The increase in the net interest margin and income was primarily due to a reduction in the average cost of funds and average balance of interest-bearing liabilities coupled with flat interest income due to a declining yield on assets offset by an increase in the average balance of interest earning assets. The yield on interest-earning assets decreased to 4.50% for the second quarter of 2013 from 4.68% while the average balance of interest-earning assets increased to $780.7 million in 2013 from $748.5 million in 2012. The increase in balance is attributable to the acquisition of First Federal during the second quarter which increased the average balance of loans to $528.6 million for the second quarter of 2013 from $499.2 million in 2012. The yield on loans declined during the same period to 5.25% in 2013 from 5.44% in 2012 due to downward pressure from the current rate environment. The yield on earning assets was also impacted by a reduction in the average yield on tax-exempt and taxable securities. As securities mature or are sold, they are replaced with lower-yielding securities. The average cost of funds declined to 0.37% for the second quarter of 2013 from 0.75% in 2012 as the Company has lowered and repriced its offering rates on all deposit products. The Company’s deposit mix has also changed from the second quarter of 2012 to lower cost deposits, shifting to savings and other accounts, an increase in the average balance to $321.1 million from $258.8 million, from time deposits, a decrease to $170.9 million from $201.0 million. In addition, the Company’s non-interest bearing deposits increased to an average balance $173.3 million for the second quarter of 2013 from $137.6 million in 2012 which further bolstered net interest margin for the quarter.

Net interest income for the six months ended June 30, 2013 increased to $14.9 million from $14.6 million in 2012 while the net interest margin on a fully taxable equivalent basis decreased to 4.14% in 2013 from 4.17% in 2012. The decrease in net interest margin was the result of a decline in the yield on interest earning assets from 4.77% to 4.45%, offset by a decrease in the cost of interest-bearing liabilities to 0.42% for the first six months of 2013 from 0.76% in 2012. The largest component of the Company’s interest earning assets, loans, had an average balance of $497.6 million and an average yield of 5.30% for 2013 as compared to an average balance and yield of $499.9 million and 5.46% in 2012. The yield on taxable investment securities declined to 1.68% for the six months ended 2013 from 2.23% in 2012 due to sales of higher yielding securities that were replaced by lower yielding purchases. During the first half of 2013, the Company sold $49.7 million of securities, realizing gains of $515,000 and purchased $21.0 million of securities during the same period. The cost of interest bearing liabilities declined during the same period as most categories were lower in 2013 as compared to 2012, most significant of which were time deposits and savings and other. The cost of time deposits declined to 0.42% on an average balance of $167.8 million in 2013 from 0.83% and $197.5 million in 2012. The Company has lowered its offering rates for time deposits which has resulted in a lower average cost, but has also led to a reduction in accounts.

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$10,325	$16	0.63%	$18,756	$14	0.29%
Taxable securities	154,220	629	1.64	153,384	812	2.12
Tax-exempt securities	79,778	1,148	5.77	71,094	1,091	6.16
Total loans and fees (1) (2)	528,635	6,924	5.25	499,216	6,774	5.44
FHLB and Federal Reserve stock	7,749	48	2.46	6,003	50	3.31
Total earning assets	780,707	8,765	4.50	748,453	8,741	4.68

Less: Allowance for loan losses	(7,768)			(10,863)
Non-earning assets:
Cash and due from banks	18,876			15,630
Bank premises and equipment, net	13,684			13,759
Other assets	45,488			45,608
Total assets	$850,987			$812,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$321,149	$147	0.18%	$258,838	$202	0.31%
Time deposits	170,854	155	0.36	201,045	406	0.81
Other borrowings	46,432	28	0.24	54,634	170	1.25
FHLB advances	26,940	107	1.59	55,000	215	1.57
Subordinated debentures	17,000	102	2.40	17,000	110	2.60
Total interest-bearing liabilities	582,375	539	0.37	586,517	1,103	0.75

Non-interest bearing liabilities:
Non-interest demand deposits	173,330			137,577
Accrued interest payable and other liabilities	7,362			5,767
Stockholders’ equity	87,920			82,726
Total liabilities and stockholders’ equity	$850,987			$812,587

Net interest income (taxable equivalent basis)		$8,226			$7,638
Less: taxable equivalent adjustment		(390)			(371)
Net interest income		$7,836			$7,267
Net interest spread			4.13%			3.93%
Net interest margin			4.23			4.09

(1)	The amount of direct loan origination cost included in interest on loans was $90 and $72 for the three months ended June 30, 2013 and 2012.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$17,485	$44	0.50%	$16,484	$25	0.30%
Taxable securities	163,248	1,358	1.68	144,427	1,609	2.23
Tax-exempt securities	78,956	2,292	5.85	70,757	2,183	6.19
Total loans and fees (1) (2)	497,558	13,080	5.30	499,945	13,620	5.46
FHLB and Federal Reserve stock	6,878	104	3.06	5,978	98	3.28
Total earning assets	764,125	16,878	4.45	737,591	17,535	4.77

Less: Allowance for loan losses	(8,257)			(10,660)
Non-earning assets:
Cash and due from banks	17,510			14,563
Bank premises and equipment, net	13,863			13,730
Other assets	45,840			44,495
Total assets	$833,081			$799,720

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$305,423	$284	0.19%	$258,158	$392	0.30%
Time deposits	167,821	347	0.42	197,534	816	0.83
Other borrowings	46,436	57	0.25	53,260	343	1.29
FHLB advances	31,555	285	1.82	54,835	435	1.59
Subordinated debentures	17,000	204	2.42	17,000	223	2.63
Total interest-bearing liabilities	568,235	1,177	0.42	580,787	2,209	0.76

Non-interest bearing liabilities:
Non-interest demand deposits	170,252			130,983
Accrued interest payable and other liabilities	7,034			5,956
Stockholders’ equity	87,560			81,994
Total liabilities and stockholders’ equity	$833,081			$799,720

Net interest income (taxable equivalent basis)		$15,701			$15,326
Less: taxable equivalent adjustment		(779)			(742)
Net interest income		$14,922			$14,584
Net interest spread			4.03%			4.01%
Net interest margin			4.14			4.17

(1)	The amount of direct loan origination cost included in interest on loans was $181 and $146 for the six months ended June 30, 2013 and 2012.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

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

	Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012 Increase/(Decrease) Due to			Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$2	$(8)	$10	$19	$2	$17
Taxable securities	(183)	4	(187)	(251)	192	(443)
Tax-exempt securities	57	128	(71)	109	243	(134)
Total loans and fees	150	390	(240)	(540)	(65)	(475)
FHLB and Federal Reserve stock	(2)	13	(15)	6	14	(8)
Total increase (decrease) in interest income	24	527	(503)	(657)	386	(1,043)
Interest expense:
Savings and other	(55)	41	(96)	(108)	63	(171)
Time Deposits	(251)	(54)	(197)	(469)	(109)	(360)
Other borrowings	(142)	(22)	(120)	(286)	(39)	(247)
FHLB advances	(108)	(111)	3	(150)	(204)	54
Subordinated debentures	(8)	-	(8)	(19)	-	(19)
Total increase (decrease) in interest expense	(564)	(146)	(418)	(1,032)	(289)	(743)
Increase (decrease) in net interest income	$588	$673	$(85)	$375	$675	$(300)

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

Summary of Loan Loss Experience:

	Three Months Ended June 30,		Six Months Ended June 30,
Activity for the period ended:	2013	2012	2013	2012
	(In thousands)
Beginning balance	$7,669	$10,841	$8,762	$10,234
Charge-offs:
Residential real estate	(202)	(128)	(372)	(183)
Commercial real estate	-	(198)	(1,208)	(198)
Construction	(156)	(110)	(156)	(443)
Commercial business	(39)	(164)	(39)	(506)
Home equity	(27)	(73)	(32)	(283)
Consumer	(44)	(49)	(95)	(116)
Total	(468)	(722)	(1,902)	(1,729)

Recoveries:
Residential real estate	3	-	10	-
Commercial real estate	3	9	34	26
Construction	2	-	4	-
Commercial business	20	19	50	52
Home equity	2	-	4	25
Consumer	21	18	43	51
Total	51	46	145	154
Net loan charge-offs	(417)	(676)	(1,757)	(1,575)
Provision for loan losses	2,470	944	2,717	2,450

Ending balance	$9,722	$11,109	$9,722	$11,109

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Provision for loan losses increased to $2.5 million and $2.7 million for the three and six months ending June30, 2013 from $944,000 and $2.5 million for the same periods in 2012. Net charge-offs for the three and six months ended June 30, 2013 were $417,000 and $1.8 million compared to $676,000 and $1.6 million in 2012. The Company’s non-performing loans increased to $13.0 million as of June 30, 2013 from $8.7 million as of December 31, 2012. The increase in non-accrual loans was due to the acquisition of First Federal Bank during the second quarter of 2013 which added $4.6 million to the total at the end of the quarter. Net-charge-offs for the six months ended June 30, 2013 increased from 2012 as the Company charged off $1.2 million for one credit relationship, or the full amount of allocated reserves. In addition, the Company transferred $4.1 million to foreclosed and repossessed assets related to this credit during the quarter. The Company did not record additional provision for loan losses related to this credit in the first quarter of 2013.

The increase in the Company’s provision for loan losses for the three and six months ended June 30, 2013, was primarily due to the downgrade of one construction real estate credit relationship during the quarter. During the quarter, the Company determined the loan was impaired as the borrower was almost 60 days past due as of the end of the quarter. The Company allocated $2.0 million for the credit during the second quarter against its recorded investment of $2.8 million.

The Company’s classified loans increased to $58.5 million as of June 30, 2013 from $50.8 million as of December 31, 2012 due to the aforementioned acquisition of First Federal, which had $15.9 million of classified credits as of the end of the quarter. In accordance with FASB ASC 310-30, the Company did not establish an allowance for loan losses for purchased credit impaired loans. Loans acquired with deteriorated credit quality were recorded at their fair value which included an adjustment for the estimated difference between the loans contractual balance and expected cash flow (non-accretable difference). The difference in the amount of cash flows expected to be collected and the fair value represents the “accretable yield” and is being recognized as interest income on a level-yield basis over the life of the loan. The company identified purchase impaired loans with contractually-required principal due of $17.9 million in the transaction with payments expected to be collected of $15.3 million. As of June 30, 2013, the Company did not have an allowance for loan losses allocated for loans purchased from First Federal as there had not been a decrease in the expected cash flows between the initial determination and the filing of our 10-Q.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Federal regulations require insured institutions to classify their assets on a regular basis. The regulations provide for three categories of classified loans: substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies. As of June 30, 2013, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

Asset Quality. Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. TDR’s totaled $7.4 million and $13.8 million at June 30, 2013 and December 31, 2012, while $1.6 million and $319,000 were included in the Company’s non-accrual loans as of the same dates, respectively. During the quarter ended June 30, 2013, the Company removed one commercial real estate loan from TDR status. The previously reported TDR had a recorded investment of $8.5 million as of December 31, 2012. During the three months ended June 30, 2013, the Company re-underwrote and re-modified the loan at terms that were considered to be at market for loans with comparable risk. Management expects the borrower to will perform under the re-modified terms based on the cash flows of the borrower. Based on the terms of the of the re-modification, the loan no longer meets the criteria for a troubled debt restructuring and, as such, was removed from TDR status at June 30, 2013 and is no longer evaluated individually for impairment.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

The Company’s non-performing assets as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)

Loans on non-accrual status	$12,972	$8,718
Loans past due over 90 days still on accrual	-	-
Total non-performing loans	12,972	8,718
Foreclosed and repossessed assets	9,560	6,345
Total non-performing assets	$22,532	$15,063

Non-performing loans to total loans	2.35%	1.88%
Non-performing assets to total loans	4.09	3.24
Allowance as a percent of non-performing loans	74.95	100.50
Allowance as a percent of total loans	1.76	1.88

Non-interest income. Non-interest income increased to $4.0 million for the second quarter of 2013 from $2.0 million for 2012, an increase of $2.0 million. The increase was due to a bargain purchase gain of $1.9 million related to the acquisition of First Federal and an increase in gains on sales of securities of $71,000. The bargain purchase gain of $1.9 million was recorded as the difference between the fair value of the assets acquired and liabilities assumed in the Company’s FDIC assisted acquisition of First Federal. The fair value estimates of assets acquired and liabilities assumed are considered preliminary, and are subject to change for up to one year after the closing date of April 19, 2013. Subsequent changes to the fair value estimates could result in an adjustment to the bargain purchase gain recorded. Associated with the acquisition, the Company sold securities to provide liquidity for the reduction in deposits at First Federal. The Company sold $46.3 million in securities during the second quarter of 2013, realizing net gains on sales of $509,000 compared to net gains $438,000 in the second quarter of 2012.

Non-interest income increased by $1.1 million to $5.4 million for the six months ended June 30, 2013 from $4.3 million in 2012 due to a bargain purchase gain of $1.9 million, offset by reductions in service charges on deposit accounts of $102,000 and net gains on sales of available for sale securities of $650,000. As previously discussed, the Company recorded a $1.9 million bargain purchase gain associated with its acquisition of First Federal in the second quarter of 2013 and sold securities, primarily during the second quarter of 2013 to fund reduction in deposits. Service charges on deposit accounts decreased to $1.6 million for the six months ended June 30, 2013 from $1.7 million for the same period in 2012. The reduction is attributable to lower fees from non-sufficient funds fee income as recent regulatory changes have restricted this source of revenue.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Non-interest expense. Non-interest expense increased by $734,000 to $6.7 million for the three months ended June 30, 2013 from $6.0 million in 2012 due to increases in salaries and employee benefits, data processing, and legal and professional service fees, offset by a decrease in foreclosed and repossessed assets, net. Salaries and employee benefits increased to $3.3 million in 2013 from $3.0 million while the number of full time equivalent employees increased to 205 from 200 over the same period. The increase in expense is attributable to additional compensation expense for staffing at First Federal, an increase in incentive compensation accrued, and higher health insurance expense. Data processing expense increased to $662,000 for the second quarter of 2013 from $553,000 in 2012 due to expenditures related to integration of First Federal. Additional expense related to the integration and conversion will be incurred in the third quarter for employee overtime and incentive pay and conversion fees from the Company’s third-party data processor. Legal and professional service fees increased $194,000 to $620,000 for the second quarter of 2013 from $426,000 in 2012. A majority of the increase was attributable to fees incurred associated with the acquisition of First Federal including due diligence fees, audit of the acquired entity, and consulting fees associated with determining the fair value of assets acquired and liabilities assumed. Expense for foreclosed and repossessed assets, net was $242,000 in 2013 compared to $352,000 in 2012 as the Company recognized a net losses of $123,000 on disposals and write-downs in 2013 compared to $104,000 in 2012 and net expenses associated with maintaining foreclosed and repossessed assets declined by $120,000 over the same period.

Non-interest expense was $12.8 million for the six months ended June 30, 2013, an increase of $938,000 from $11.9 million in 2012 as increases in salaries and employee benefits, data processing, legal and professional service fees, and other expenses, were offset by a decrease in foreclosed and repossessed assets, net. Salaries and employee benefits increased to $6.6 million in 2013 from $6.1 million in 2012 due to an increase in the number of employees and pay rate increases, health insurance premiums, and the accrual for incentive compensation. Data processing expense increased to $1.3 million for the first half of 2013 from $1.1 million in 2012 as the Company incurred expenses associated with the integration of First Federal, including fees from its third party data processor for converting data. Legal and professional service fees increased $241,000 to $1.0 million for the six months ended June 30, 2013 from $792,000 as the Company had higher expenditures for consulting and legal fees associated with its acquisition of First Federal in the second quarter of 2013. Other expenses were $1.4 million for the first half of 2013, an increase of $216,000 from $1.2 million in 2012 due to net losses incurred on the disposal of fixed assets in 2013 of $99,000 compared to net gains of $33,000 in 2012. Foreclosed and repossessed, net, decreased by $260,000 to $224,000 for the six months ended June 30, 2013 from $484,000 due to a decrease in the net losses on disposals to $48,000 in 2013 from $150,000 in 2012 and a decrease in net foreclosed and repossessed asset expense to $175,000 from $334,000.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Income tax expense. Income tax expense for the three months ended June 30, 2013 was $420,000 as compared to $371,000 for the equivalent period in 2012 while the effective tax rate for the respective periods was 16.0%. The increase in income tax expense was due to an increase in pre-tax income from $2.3 million to $2.6 million.

Income tax expense for the six months ended June 30, 2013 decreased to $690,000 from $773,000 in 2012 while the effective tax rate decreased to 14.4% in 2013 from 16.9% in 2012. The decrease in income tax expense was due to the formation of CBIN Insurance, Inc., a captive insurance subsidiary based in Nevada. CBIN Insurance, Inc. issued insurance policies to the Company’s subsidiaries for certain gaps in coverage and insurable risks that may not be cost effectively obtained through third parties. From an income tax perspective, CBIN Insurance, Inc.’s revenue is exempt from federal income taxes up to $1.2 million while the expense at the subsidiaries is deductible.

Liquidity and Capital Resources Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2013, we had cash and interest-bearing deposits with banks of $36.7 million and securities available-for-sale with a fair value of $199.5 million. If we require funds beyond the funds we are able to generate internally, we have $90.0 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $31.5 million. Management believes the Company’s liquidity sources are adequate to meet its operational needs.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2013, Your Community Bank and Scott County State Bank were each considered well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

June 30, 2013:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	18.0%	16.8%	11.9%
Your Community Bank	16.6%	15.4%	11.3%
Scott County State Bank	19.3%	18.0%	11.0%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2012:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	19.1%	17.9%	12.2%
Your Community Bank	18.9%	17.7%	12.3%
Scott County State Bank	18.6%	17.4%	11.3%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

We have been repurchasing shares of our common stock since May 21, 1999. A net total of 475,000 shares at an aggregate cost of $8.2 million have been repurchased since that time under both the current and prior repurchase plans. Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased. Through June 30, 2013, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at June 30, 2013 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2012 and June 30, 2013 within the model to estimate their combined effects on net interest income over a one-year horizon. In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps. A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely. We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of June 30, 2013 our net interest income would increase by an estimated 0.4%, or $106,000, over the one year forecast horizon. As of December 31, 2012, in the Up 200 Scenario we estimated that net interest income would decrease $117,000, over a one year forecast horizon ending December 31, 2013.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2013 and December 31, 2012, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2013 and ending on June 30, 2014:

	Interest Rate Sensitivity as of March 31, 2013
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$25,030	$25,963
Investments	5,015	5,330
FHLB and FRB stock	184	184
Interest-bearing deposits in other financial institutions	68	266
Total interest Income	30,297	31,743

Projected interest expense:
Deposits	1,053	1,836
Federal funds purchased, line of credit and repurchase agreements	93	507
FHLB advances	215	215
Subordinated debentures	404	547
Total interest expense	1,765	3,105
Net interest income	$28,532	$28,638

Change from base		106
Percent change from base		0.37%

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

Changes in Internal Control over Financial Reporting

There was no change in CBIN’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, CBIN’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the six months ended June 30, 2013.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased. As of June 30, 2013, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Item 6. Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: August 14, 2013	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2013	BY:	/s/ Paul. A. Chrisco
Paul A. Chrisco
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

COMMUNITY BANK SHARES OF INDIANA, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and June 30, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and June 30, 2012 (iv) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012 and (vi) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

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

