Form 10-Q
period 2013-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2013-11-14
CIK 933590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,391,895 shares of common stock were outstanding as of November 12, 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$20,941	$19,039
Interest-bearing deposits in other financial institutions	10,087	32,305
Securities available for sale	194,839	251,205
Loans held for sale	363	1,225
Loans, net of allowance for loan losses of $9,509 and $8,762	538,604	456,827
Federal Home Loan Bank and Federal Reserve stock	5,990	5,998
Accrued interest receivable	3,160	3,014
Premises and equipment, net	18,674	14,094
Company owned life insurance	21,220	20,709
Other intangible assets	1,088	638
Foreclosed and repossessed assets	9,557	6,345
Prepaid FDIC insurance premium	-	2,392
Other assets	6,662	5,709
Total Assets	$831,185	$819,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$177,766	$169,411
Interest-bearing	466,613	455,256
Total deposits	644,379	624,667
Other borrowings	39,063	45,500
Federal Home Loan Bank advances	40,000	40,000
Subordinated debentures	17,000	17,000
Accrued interest payable	103	177
Other liabilities	5,400	5,714
Total liabilities	745,945	733,058

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2013 and 2012; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,391,895 and 3,371,131 outstanding in 2013 and 2012, respectively	386	386
Additional paid-in capital	44,248	44,306
Retained earnings	23,333	18,778
Accumulated other comprehensive income (loss)	(2,585)	3,473
Treasury stock, at cost (2013- 472,042 shares, 2012- 492,806 shares)	(8,142)	(8,501)
Total shareholders’ equity	85,240	86,442
Total Liabilities and Shareholders’ Equity	$831,185	$819,500

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

	(In thousands, except share data)
Interest and dividend income
Loans, including fees	$7,334	$6,653	$20,414	$20,273
Taxable securities	539	687	1,897	2,296
Tax-exempt securities	757	723	2,270	2,164
Federal Home Loan Bank and Federal Reserve dividends	83	49	187	147
Interest-bearing deposits in other financial institutions	19	32	63	57
Interest and dividend income	8,732	8,144	24,831	24,937

Interest expense
Deposits	287	506	918	1,714
Other borrowings	26	164	83	507
Federal Home Loan Bank advances	91	219	376	654
Subordinated debentures	100	111	304	334
Interest expense	504	1,000	1,681	3,209
Net interest income	8,228	7,144	23,150	21,728

Provision for loan losses	75	851	2,792	3,301

Net interest income after provision for loan losses	8,153	6,293	20,358	18,427

Non-interest income
Service charges on deposit accounts	904	866	2,510	2,574
Commission income	42	43	130	125
Net gain on sales of available for sale securities	28	250	543	1,415
Mortgage banking income	31	103	170	276
Earnings on company owned life insurance	172	176	511	520
Interchange income	272	244	834	758
Bargain purchase gain	-	-	1,879	-
Other income	131	97	396	398
Non-interest income	1,580	1,779	6,973	6,066

Non-interest expense
Salaries and employee benefits	3,746	2,888	10,391	9,026
Occupancy	621	558	1,705	1,684
Equipment	337	244	936	754
Data processing	801	570	2,062	1,705
Marketing and advertising	76	79	231	211
Legal and professional service fees	470	398	1,503	1,190
FDIC insurance premiums	168	167	523	484
Foreclosed assets, net	205	302	429	786
Other expense	610	471	2,051	1,696
Total non-interest expense	7,034	5,677	19,831	17,536
Income before income taxes	2,699	2,395	7,500	6,957

Income tax expense	439	454	1,129	1,227

Net income	2,260	1,941	6,371	5,730

Preferred stock dividend	(221)	(163)	(730)	(633)

Net income available to common shareholders	$2,039	$1,778	$5,641	$5,097

4

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share data)
Earnings per common share:
Basic	$0.60	$0.53	$1.67	$1.52
Diluted	$0.60	$0.53	$1.67	$1.52

Dividends per common share	$0.11	$0.10	$0.32	$0.30

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$2,260	$1,941	$6,371	$5,730

Other comprehensive income (loss), net of tax
Unrealized gain on securities:
Unrealized gain (losses) arising during the period	(288)	2,009	(8,711)	4,444
Reclassification adjustment for gains included in net income	(28)	(250)	(543)	(1,415)
Net unrealized gains (losses)	(316)	1,759	(9,254)	3,029
Tax effect	107	(598)	3,146	(1,030)
Net of tax	(209)	1,161	(6,108)	1,999

Defined benefit pension plans:
Net gain arising during the period	47	29	76	58
Tax effect	(16)	(10)	(26)	(20)
Net of tax	31	19	50	38

Total other comprehensive income (loss)	(178)	1,180	(6,058)	2,037

Comprehensive income	$2,082	$3,121	$313	$7,767

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2013	$28,000	$386	$44,306	$18,778	$3,473	$(8,501)	$86,442
Net income	—	—	—	6,371	—	—	6,371
Other comprehensive loss	—	—	—	—	(6,058)	—	(6,058)
Cash dividends declared on common stock ($0.32 per share)	—	—	—	(1,086)	—	—	(1,086)
Dividends on preferred stock	—	—	—	(730)	—	—	(730)
Issuance of treasury stock under dividend reinvestment plan	—	—	(7)	—	—	163	156
Issuance of stock award shares	—	—	(196)	—	—	196	—
Stock award expense	—	—	145	—	—	—	145
Balance, September 30, 2013	$28,000	$386	$44,248	$23,333	$(2,585)	$(8,142)	$85,240

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,371	$5,730
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,792	3,301
Depreciation and amortization	873	1,147
Net amortization of securities	628	1,033
Net gain on sales of available for sale securities	(543)	(1,415)
Mortgage loans originated for sale	(7,467)	(14,722)
Proceeds from mortgage loan sales	8,503	14,224
Net gain on sales of mortgage loans	(174)	(274)
Earnings on company owned life insurance	(511)	(520)
Shared based compensation expense	145	153
Bargain purchase gain	(1,879)	-
Net (gain) loss on disposition of premises and equipment	99	(36)
Net loss on disposition of foreclosed and repossessed assets	154	298
Net change in:
Accrued interest receivable	46	(64)
Accrued interest payable	(105)	(62)
Other assets	2,433	1,402
Other liabilities	1,501	(1,397)
Net cash from operating activities	12,866	8,798
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in FDIC assisted acquisition	19,713	-
Net change in interest-bearing deposits	26,307	19,380
Available for sale securities:
Sales	50,231	43,765
Purchases	(21,926)	(120,059)
Maturities, prepayments and calls	19,755	24,374
Loan originations and payments, net	(26,685)	12,347
Proceeds from the sale of foreclosed and repossessed assets	3,173	3,540
Purchases of premises and equipment	(6,498)	(1,032)
Proceeds from the sale of premises and equipment	690	43
Purchase of Federal Reserve and FHLB stock	-	(59)
Proceeds from redemption of Federal Reserve and FHLB stock	4,032	-
Net cash from investing activities	68,792	(17,701)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(67,313)	21,201
Net change in other borrowings	(6,437)	1,233
Proceeds from Federal Home Loan Bank advances	53,000	10,000
Repayment of Federal Home Loan Bank advances	(57,444)	(25,000)
Cash dividends paid on preferred shares	(640)	(815)
Cash dividends paid on common shares	(922)	(852)
Net cash from financing activities	(79,756)	5,767
Net change in cash and due from financial institutions	1,902	(3,136)
Cash and due from financial institutions at beginning of period	19,039	15,166
Cash and due from financial institutions at end of period	$20,941	$12,030

PART I - FINANCIAL INFORMATION
COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Supplemental cash flow information:
Interest paid	$1,755	$3,271
Income taxes paid, net of refunds	$990	$1,765

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	$6,639	$9,976
Issuance of treasury shares under dividend reinvestment plan	$156	$183
Sale and financing of foreclosed and repossessed assets	$454	$165
Security transactions in suspense, net receivable	$-	$641

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013:
Securities available for sale:
State and municipal	$79,781	$3,425	$(1,018)	$82,188
U.S. Government sponsored entities and agencies	9,810	5	(525)	9,290
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	104,250	651	(2,947)	101,954
Collateralized debt obligations, including trust preferred securities	3,916	-	(2,755)	1,161
Mutual funds	250	-	(4)	246
Total securities available for sale	$198,007	$4,081	$(7,249)	$194,839

December 31, 2012:
Securities available for sale:
State and municipal	$77,497	$7,050	$(110)	$84,437
U.S. Government sponsored entities and agencies	10,400	31	(76)	10,355
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	152,975	2,101	(96)	154,980
Collateralized debt obligations, including trust preferred securities	3,997	-	(2,821)	1,176
Mutual funds	250	7	-	257
Total securities available for sale	$245,119	$9,189	$(3,103)	$251,205

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $1.5 million for securities at September 30, 2013 and December 31, 2012.

Sales of available for sale securities were as follows.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In thousands)
Proceeds	$527	$3,518	$50,231	$43,765
Gross gains	28	250	638	1,415
Gross losses	-	-	(95)	-

The tax provision applicable to these realized gains amounted to $10,000 and $185,000 for the three and nine months ended September 30, 2013, respectively, and $85,000 and $481,000 for the three and nine months ended September 30, 2012, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at September 30, 2013 were as follows. Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	September 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$55	$55
One to five years	2,096	2,200
Five to ten years	37,728	37,947
Beyond ten years	53,628	52,437
Residential mortgage-backed securities issued by U.S. Government sponsored entities	104,250	101,954
Mutual funds	250	246
Total	$198,007	$194,839

Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
September 30, 2013
State and municipal	$16,414	$(1,018)	$-	$-	$16,414	$(1,018)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	70,091	(2,947)	-	-	70,091	(2,947)
U.S. Government sponsored entities and agencies	8,496	(525)	-	-	8,496	(525)
Mutual Funds	246	(4)	-	-	246	(4)
Collateralized debt obligations, including trust preferred securities	-	-	1,161	(2,755)	1,161	(2,755)
Total temporarily impaired	$95,247	$(4,494)	$1,161	$(2,755)	$96,408	$(7,249)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
December 31, 2012
State and municipal	$5,204	$(110)	$-	$-	$5,204	$(110)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	32,911	(96)	-	-	32,911	(96)
U.S. Government sponsored entities and agencies	8,948	(76)	-	-	8,948	(76)
Collateralized debt obligations, including trust preferred securities	-	-	1,176	(2,821)	1,176	(2,821)
Total temporarily impaired	$47,063	$(282)	$1,176	$(2,821)	$48,239	$(3,103)

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

As of September 30, 2013, the Company’s security portfolio consisted of 298 securities, 83 of which were in an unrealized loss position. The unrealized losses are related to the Company’s state and municipal, residential mortgage-backed securities issued by U.S. Government sponsored entities and agencies, residential mortgage-backed agencies issued by U.S. Government sponsored entities, and collateralized debt obligations, as discussed below:

State and Municipal

At September 30, 2013 the Company had approximately $16.4 million of state and municipal securities with an unrealized loss of $1.0 million. Of the 206 state and municipal securities in the Company’s portfolio, 203 had an investment grade rating as of September 30, 2013 while 3 were not rated. The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality. The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Securities (Continued)

U.S. Government sponsored entities and agencies

At September 30, 2013, the unrealized losses in the Company’s U.S. Government sponsored entities and agencies securities portfolio were attributed to changes in interest rates and liquidity, and not due to credit quality. Because the company does not have the intent to sell these securities and it is not likely that they will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of September 30, 2013.

Residential mortgage-backed Securities issued by U.S. Government sponsored entities

At September 30, 2013, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Collateralized Debt Obligations

The Company’s unrealized losses on collateralized debt obligations relate to its investment in six pooled trust preferred securities.

Our analysis of six of these investments falls within the scope of FASB ASC 325-40 and includes $3.9 million amortized cost of pooled trust preferred securities (CDOs). See the table below for a detail of the CDOs (in thousands):

	Current Moody Rating	Par Value	Amortized Cost	Estimated Fair Value	Previously Recognized OTTI Related to Credit Loss, Pre-Tax	Current Quarter OTTI Related to Credit Loss, Pre-Tax
Security 1	CCC- (S&P)	$2,000	$2,000	$666	$-	$-
Security 2	C	156	-	-	146	-
Security 3	Caa2	49	44	24	5	-
Security 4	Caa2	317	282	157	35	-
Security 5	Ca	1,509	795	157	637	-
Security 6	Ca	1,509	795	157	637	-
		$5,540	$3,916	$1,161	$1,460	$-

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Securities (Continued)

The issuers in five of the six securities are banks and bank holding companies while one is comprised of insurance companies. The Company uses the OTTI evaluation model to evaluate the present value of expected cash flows. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. To develop our assumptions we reviewed the underlying issuers and determined the specific default rate by reviewing the financial condition of each issuer and whether they were currently in deferral or default. We considered all defaults to be immediate. We considered all relevant data in developing our assumptions, however, we specifically reviewed each issuer’s profitability, credit ratings, if available, credit ratios, and credit quality metrics for the loan portfolios (if a bank). For those issuers we identified at risk of default, we estimated the amount of loss, net of any anticipated recoveries, which ranged from 100% for those issuers already in default at the evaluation date to 5.00%. After four years we assume a 0.40% annual default rate until scheduled maturity of the underlying note. Additionally, we assumed that all bank and bank holding company issuers with total assets of greater than $15 billion would prepay their obligations before January 1, 2016. Upon completion of the analysis, our model indicated we did not have additional other-than-temporary impairment. At September 30, 2013 the six securities subject to FASB ASC 325-40 accounted for the $2.8 million of unrealized loss in the collateralized debt obligations category at September 30, 2013.

There were no credit losses recognized in earnings related to these securities for the three and nine month periods ended September 30, 2013 and 2012.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Loans

Loans at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Commercial	$102,205	$96,306
Construction	40,371	39,217
Commercial real estate:
Owner occupied nonfarm/residential	108,682	91,819
Other nonfarm/residential	87,966	76,669
Residential real estate:
Secured by first liens	165,501	115,280
Home equity	38,155	40,094
Consumer	5,233	6,204
Subtotal	548,113	465,589
Less:
Allowance for loan losses	(9,509)	(8,762)
Loans, net	$538,604	$456,827

During 2013 and 2012, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Loans (Continued)

As discussed under Footnote 2 “Acquisition”, the above loan balances include loans acquired in the First Federal acquisition. The composition of loans acquired in the First Federal acquisition as of September 30, 2013 is as follows:

September 30,
2013
(In thousands)
Commercial	$1,567
Construction	387
Commercial real estate:
Owner occupied nonfarm/residential	2,834
Other nonfarm/residential	8,202
Residential real estate:
Secured by first liens	35,676
Home equity	3,306
Consumer	23
Total Loans	$51,995

As of the acquisition date, April 19, 2013, the outstanding balance and carrying amount of purchased loans within the scope of ASC Topic 310-30 was $17.9 million and $14.2 million, respectively. As of September 30, 2013, the outstanding balance and carrying amount of purchased loans within the scope of ASC Topic 310-30 was $14.2 million and $11.2 million. The Company recognized accretable yield of $1.1 million as of the acquisition date of First Federal and recognized accretion during the three and nine months ended September 30, 2013 of $271,000 and $439,000, respectively, resulting in an ending accretable yield balance of $665,000 as of September 30, 2013. During the three and nine months ended September 30, 2013 there were no transfers between non-accretable difference and accretable yield.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013 and 2012 (in thousands):

Three Months Ended September 30, 2013:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$1,980	$3,466	$1,758	$2,423	$95	$9,722
Provision for loan losses	(266)	297	(94)	83	55	75
Loans charged-off	-	-	-	(291)	(77)	(368)
Recoveries	22	-	13	30	15	80
Ending balance	$1,736	$3,763	$1,677	$2,245	$88	$9,509

Three Months Ended September 30, 2012:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$2,637	$1,053	$4,823	$2,418	$178	$11,109
Provision for loan losses	(42)	473	278	137	5	851
Loans charged-off	(470)	(223)	(2,845)	(236)	(52)	(3,826)
Recoveries	17	53	16	12	23	121
Ending balance	$2,142	$1,356	$2,272	$2,331	$154	$8,255

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 and 2012 (in thousands):

Nine Months Ended September 30, 2013:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762
Provision for loan losses	(304)	2,516	2	507	71	2,792
Loans charged-off	(39)	(156)	(1,208)	(695)	(172)	(2,270)
Recoveries	72	4	47	44	58	225
Ending balance	$1,736	$3,763	$1,677	$2,245	$88	$9,509

Nine Months Ended September 30, 2012:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234
Provision for loan losses	2,069	857	2,066	315	13	3,301
Loans charged-off	(2,717)	(666)	(3,043)	(702)	(168)	(5,555)
Recoveries	101	53	42	37	74	275
Ending balance	$2,698	$1,356	$2,272	$2,331	$154	$8,255

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$136	$3,128	$217	$895	$12	$4,398
Collectively evaluated for impairment	1,600	625	1,460	1,350	76	5,111
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$1,736	$3,763	$1,677	$2,245	$88	$9,509

Loans:
Loans individually evaluated for impairment	$445	$12,011	$2,257	$6,356	$52	$21,121
Loans collectively evaluated for impairment	101,513	28,249	189,806	191,045	5,181	515,794
Loans acquired with deteriorated credit quality	247	111	4,585	6,255	-	11,198
Total ending loans balance	$102,205	$40,371	$196,648	$203,656	$5,233	$548,113

December 31, 2012:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$90	$1,066	$1,495	$1,028	$-	$3,679
Collectively evaluated for impairment	1,917	333	1,341	1,361	131	5,083
Total ending allowance balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762

Loans:
Loans individually evaluated for impairment	$916	$9,280	$11,780	$6,624	$23	$28,623
Loans collectively evaluated for impairment	95,390	29,937	156,708	148,750	6,181	436,966
Total ending loans balance	$96,306	$39,217	$168,488	$155,374	$6,204	$465,589

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the nine month period ended September 30, 2013 (in thousands):

September 30, 2013:
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$232	$232	$-	$549	$11
Construction	6,560	4,337	-	4,728	25
Commercial real estate:
Owner occupied nonfarm/nonresidential	716	716	-	543	12
Other nonfarm/nonresidential	341	341	-	2,077	8
Residential real estate:
Secured by first liens	2,753	2,678	-	2,060	23
Home equity	791	791	-	709	21
Consumer	26	26	-	21	-
Total	$11,419	$9,121	$-	$10,687	$100

With an allowance recorded:
Commercial	$213	$213	$136	$162	$3
Construction	8,009	7,674	3,138	6,015	138
Commercial real estate:
Owner occupied nonfarm/nonresidential	188	188	77	561	19
Other nonfarm/nonresidential	2,212	1,012	140	3,291	-
Residential real estate:
Secured by first liens	1,882	1,873	469	2,387	49
Home equity	1,014	1,014	426	1,101	40
Consumer	26	26	12	19	-
Total	$13,544	$12,000	$4,398	$13,536	$249

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

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Loans (Continued)

The following table presents the information related to loans individually evaluated for impairment by class of loans for the three month period ended September 30, 2013:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$420	$-
Construction	5,139	8
Commercial real estate:
Owner occupied nonfarm/nonresidential	722	12
Other nonfarm/nonresidential	342	3
Residential real estate:
Secured by first liens	2,239	9
Home equity	763	7
Consumer	24	-
Total	$9,649	$39

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$154	$1
Construction	6,960	65
Commercial real estate:
Owner occupied nonfarm/nonresidential	190	2
Other nonfarm/nonresidential	1,011	-
Residential real estate:
Secured by first liens	2,206	15
Home equity	1,095	12
Consumer	26	-
Total	$11,642	$95

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans for the three and nine month periods ended September 30, 2012:

	Three Months		Nine Months
	Average Recorded Investment	Interest Income Recognized and Received	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$1,167	$2	$1,265	$10
Construction	12,478	32	13,056	122
Commercial real estate:
Owner occupied nonfarm/nonresidential	5,622	2	7,796	263
Other nonfarm/nonresidential	10,729	66	11,105	169
Residential real estate:
Secured by first liens	4,086	7	3,645	28
Home equity	917	1	650	2
Consumer	125	-	134	-
Total	$35,124	$110	$37,651	$594

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.   Loans (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$583	$-	$416	$-
Construction	4,218	-	3,708	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	445	-	627	-
Other nonfarm/nonresidential	1,690	-	1,846	-
Residential real estate:
Secured by first liens	3,739	-	1,930	-
Home equity	426	-	5	-
Consumer	107	-	186	-
Total	$11,208	$-	$8,718	$-

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loans:

September 30, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$73	$133	$384	$590	$101,615
Construction	200	60	4,602	4,862	35,509
Commercial real estate:
Owner occupied nonfarm/nonresidential	233	-	-	233	108,449
Other nonfarm/nonresidential	68	38	2,159	2,265	85,701
Residential real estate:
Secured by first liens	813	774	2,708	4,295	161,206
Home equity	617	83	441	1,141	37,014
Consumer	82	8	74	164	5,069
Total	$2,086	$1,096	$10,368	$13,550	$534,563

December 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$166	$-	$435	$601	$95,705
Construction	1,264	1	3,014	4,279	34,938
Commercial real estate:
Owner occupied nonfarm/nonresidential	325	-	57	382	91,437
Other nonfarm/nonresidential	119	-	1,846	1,965	74,704
Residential real estate:
Secured by first liens	3,593	566	1,960	6,119	109,161
Home equity	1,221	313	55	1,589	38,505
Consumer	186	46	70	302	5,902
Total	$6,874	$926	$7,437	$15,237	$450,352

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings totaled $7.3 million and $13.8 million at September 30, 2013 and December 31, 2012. Of the total TDRs, $1.6 million and $319,000 were on non-accrual as of September 30, 2013 and December 31, 2012. The Company has allocated $833,000 and $2.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of September 30, 2013 and December 31, 2012.

The detail of outstanding TDRs by class and modification type as of September 30, 2013 and December 31, 2012 follows (in thousands):

September 30, 2013:
	Recorded Investment	Allowance for Loan Losses Allocated

Commercial:
Multiple modifications	$64	$2
Construction:
Interest rate reduction	1,386	113
Extended maturity	1,630	94
Multiple modifications	2,637	374
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	188	77
Other nonfarm/nonresidential
Interest rate reduction	230	23
Interest only payments	199	-
Residential real estate:
Secured by first liens
Interest rate reduction	62	7
Interest only payments	86	-
Extended maturity	307	36
Multiple modifications	535	107
Total	$7,324	$833

During the quarter ended June 30, 2013, the Company removed one commercial real estate loan from TDR status. The previously reported TDR had a recorded investment of $8.5 million as of December 31, 2012. During the three months ended June 30, 2013, the Company re-underwrote and re-modified the loan at terms that were considered to be at market for loans with comparable risk. Management expects the borrower to will perform under the re-modified terms based on the cash flows of the borrower. Based on the terms of the of the re-modification, the loan no longer meets the criteria for a troubled debt restructuring and, as such, was removed from TDR status during the quarter ended June 30, 2013 and is no longer evaluated individually for impairment.

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms. The following table summarizes the Company’s TDR’s by class, modification type and performance as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Defaulted Within 12 Months of Modification
Commercial:
Extended maturity	$-	$-	$-	$-
Construction:
Extended maturity	-	1,229	1,229	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	-	-	-	-
Other nonfarm/nonresidential
Interest rate reduction	-	230	230	-
Residential:
Secured by first liens
Interest only payments	-	86	86	86
Multiple modifications	-	55	55	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	$-	$1,600	$1,600	$86

December 31, 2012:
	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms
Commercial:
Multiple modifications	$-	$93	$93
Construction:
Extended maturity	-	61	61
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	195	-	195
Other nonfarm/nonresidential	-	-	-
Residential:
Secured by first liens
Multiple modifications	39	165	204
Home equity	-	-	-
Consumer	-	-	-
Total	$234	$319	$553

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   Loans (Continued)

There were no loans that defaulted within 12 months of modification during the nine months ended September 30, 2012.

There were no loans modified during the third quarter of 2013 that qualified as troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2013 and 2012 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
September 30, 2013:
Residential:
Secured by first liens
Interest only payments	2	$86	$86	$-	$86
Multiple modifications	1	302	302	302	-
September 30, 2012:
Commercial real estate:
Owner occupied nonfarm/nonresidential
Multiple modifications	1	$201	$201	$201	$-

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

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans. The risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2013 and December 31, 2012 is as follows:

September 30, 2013:
	Watch	Special Mention	Substandard	Doubtful	Pass	Total
	(In thousands)
Commercial	$7,827	$116	$150	$367	$93,745	$102,205
Construction	3,355	-	7,451	4,622	24,943	40,371
Commercial real estate:
Owner occupied nonfarm/nonresidential	6,821	188	952	-	100,721	108,682
Other nonfarm/nonresidential	7,160	-	161	2,159	78,486	87,966
Residential real estate:
Secured by first liens	1,937	3,066	3,262	2,696	154,540	165,501
Home equity	106	-	1,347	458	36,244	38,155
Consumer	-	-	71	34	5,128	5,233
Total	$27,206	$3,370	$13,394	$10,336	$493,807	$548,113

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   Deposits

Deposits at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)

Demand (NOW)	$120,708	$110,986
Money market accounts	148,463	137,385
Savings	45,431	39,397
Individual retirement accounts	26,846	25,395
Certificates of deposit, $100,000 and over	53,664	64,854
Other certificates of deposit	71,501	77,239

Total interest bearing deposits	466,613	455,256

Total non-interest bearing deposits	177,766	169,411

Total deposits	$644,379	$624,667

6.   Earnings Per Common Share

Earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except for share and per share amounts)
Basic:
Net income	$2,260	$1,941	$6,371	$5,730
Preferred stock dividend	(221)	(163)	(730)	(633)
Net income available to common shareholders	$2,039	$1,778	$5,641	$5,097
Average shares outstanding	3,390,030	3,364,334	3,386,168	3,360,224
Net income per common share, basic	$0.60	$0.53	$1.67	$1.52

Diluted:
Net income available to common shareholders	$2,039	$1,778	$5,641	$5,097
Average dilutive potential common shares	3,390,030	3,364,334	3,386,168	3,360,224
Net income per common share, diluted	$0.60	$0.53	$1.67	$1.52

Stock options for 157,800 shares of common stock were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2013 because their effect was antidilutive. This compares to stock options for 168,100 shares of common stock that were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2012.

Restricted share awards of 49,599 and 37,022 common shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2013 and 2012, respectively, because all of the conditions necessary for issuance of common stock had not been met as of those dates.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee. Non-employee directors are eligible to receive only nonqualified stock options. We may grant stock options under the current plan for an additional 150,295 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2013 and December 31, 2012 was $0. There was no remaining compensation cost related to unvested options as of September 30, 2013 and December 31, 2012, respectively. The Company recognized $0 in expense for stock options for the three and nine months ended September 30, 2013 and 2012, respectively. The Company has options vested and expected to vest of 156,300 with aggregate intrinsic value of $0 and a weighted average remaining contractual term of 2.5 years as of September 30, 2013. As of December 31, 2012, the Company had options vested and expected to vest of 157,800 which had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 3.3 years. During the nine months ended September 30, 2013, there were no options granted or expired while 1,500 were forfeited.

For the three and nine months ended September 30, 2013, we recognized $44,000 and $145,000 in expense for restricted stock awards, respectively. We did not grant restricted stock awards during the first nine months of 2013. The fair value of the restricted stock awards was calculated based on the Company’s stock price at the date of issuance. There were no forfeitures during the first nine months of 2013. At September 30, 2013, there were 49,599 outstanding and unvested restricted stock awards. For the three and nine months ended September 30, 2012, we recognized $48,000 and $153,000 in expense for restricted stock awards, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (September 30, 2013):
Available for sale securities:
State and municipal	$82,188	$—	$82,188	$—
U.S. Government sponsored entities and agencies	9,290	—	9,290	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	101,954	—	101,954	—
Collateralized debt obligations, including trust preferred securities	1,161	—	—	1,161
Mutual Funds	246	—	246	—

Total available for sale securities	$194,839	$—	$193,678	$1,161

Assets (December 31, 2012):
Available for sale securities:
State and municipal	$84,437	$—	$84,378	$59
U.S. Government sponsored entities and agencies	10,355	—	10,355	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	154,980	—	154,980	—
Collateralized debt obligations, including trust preferred securities	1,176	—	—	1,176
Mutual Funds	257	—	257	—

Total available for sale securities	$251,205	$—	$249,970	$1,235

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Fair Value (Continued)

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of period	$1,123	$906	$-	$59
Principal paydowns	(16)	(13)	-	-
Net unrealized gain included in other comprehensive income	54	43	-	-
Balance, end of period	$1,161	$936	$-	$59

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of period	$1,176	$937	$59	$152
Principal paydowns	(82)	(60)	(59)	(93)
Net unrealized gain included in other comprehensive income	67	59	-	-
Balance, end of period	$1,161	$936	$-	$59

The fair values of our collateralized debt obligations are determined by us utilizing an estimate of the expected cash flows based on our review of the underlying issuers’ financial condition and the anticipated deferral of payments and defaults of issuers. The fair values of our collateralized debt obligations are determined by the Company’s accounting department and reviewed by the Chief Financial Officer. We provide our estimate of default, prepayment, and recovery probability for each issuer to the capital market traders of our bond accountant who provide the cash flows we will receive based upon our assumptions. To determine the discounted projected cash flows for our collateralized debt obligations, we utilize discount rates for each security. The discount rates were determined utilizing a risk free rate of three month LIBOR plus 300 bps (3.25% at September 30, 2013), plus a premium for market illiquidity, and a credit component based on the quality of the collateral and the deal structure.

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

The following table presents quantitative information about recurring Level 3 fair value measurements for the Company’s collateralized debt obligations as of September 30, 2013 and December 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input(s)	Range - (Weighted Average)
(in thousands)
September 30, 2013:
Collateralized debt obligations	$1,161	Discounted cash flow	Constant prepayment rate	0.00%-100.00% (19.07%)
			Collateral default rate	0.00%-100.00% (11.77%)
			Discount rate	9.93%-30.14% (23.48%)
			Recovery probability	0.00%–15.00% (13.93%)
December 31, 2012:
Collateralized debt obligations	$1,176	Discounted cash flow	Constant prepayment rate	0.00%-100.00% (19.07%)
			Collateral default rate	0.00%-100.00% (13.43%)
			Discount rate	10.62%-26.06% (20.66%)
			Recovery probability	0.00%–15.00% (13.93%)

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Fair Value (Continued)

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three month periods ended September 30 for level 3 assets that are still held at September 30:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended September 30 Collateralized Debt Obligations, Including Trust Preferred Securities		Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Three Months Ended September 30 State and Municipal Securities
	2013	2012	2013	2012
	(in thousands)

Interest income on securities	$29	$32	$-	$1
Other changes in fair value	-	-	-	-
Total	$29	$32	$-	$1

The table below summarizes changes in unrealized gains and losses recorded in earnings for the nine month periods ended September 30 for level 3 assets that are still held at September 30:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Nine Months Ended September 30 Collateralized Debt Obligations, Including Trust Preferred Securities		Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Nine Months Ended September 30 State and Municipal Securities
	2013	2012	2013	2012
	(in thousands)

Interest income on securities	$88	$80	$-	$3
Other changes in fair value	-	-	-	-
Total	$88	$80	$-	$3

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets (September 30, 2013):
Impaired loans:
Commercial	$16	$—	$—	$16
Construction	2,941	—	—	2,941
Commercial real estate:
Owner Occupied nonfarm/nonresidential	111	—	—	111
Other nonfarm/nonresidential	873	—	—	873
Residential real estate:
Secured by first liens	1,350	—	—	1,350
Home equity	128	—	—	128
Consumer	14	—	—	14

Foreclosed and repossessed assets:
Construction	1,870	—	—	1,870
Commercial real estate:
Owner occupied nonfarm/nonresidential	932	—	—	932
Other nonfarm/nonresidential	6,079	—	—	6,079
Residential real estate:
Secured by first liens	658	—	—	658
Consumer	18	—	—	18

Assets (December 31, 2012):
Impaired loans:
Commercial	$37	$—	$—	$37
Construction	2,109	—	—	2,109
Commercial real estate:
Owner Occupied nonfarm/nonresidential	834	—	—	834
Other nonfarm/nonresidential	7,214	—	—	7,214
Residential real estate:
Secured by first liens	1,914	—	—	1,914
Home equity	49	—	—	49

Foreclosed and repossessed assets:
Construction	2,545	—	—	2,545
Commercial real estate:
Owner occupied nonfarm/nonresidential	383	—	—	383
Other nonfarm/nonresidential	2,276	—	—	2,276
Residential real estate:
Secured by first liens	1,100	—	—	1,100
Consumer	41	—	—	41

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Fair Value (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans. The Company’s collateral dependent impaired loans had a carrying value of $9.2 million as of September 30, 2013 with a valuation allowance of $3.8 million, resulting in provision for loan losses of $452,000 and $3.0 million for the three and nine months ended September 30, 2013. The Company recorded $1.3 million and $3.4 million in provision for loan losses for collateral-dependent impaired loans for the three and nine months ended September 30, 2012.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter. During the three and nine months ended September 30, 2013, the Company recognized charges to write down foreclosed and repossessed assets to their fair value of $25,000 and $144,000, respectively. The Company did not recognize charges for the three and nine months ended September 30, 2012.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
September 30, 2013:
Impaired Loans:
Commercial	$16	Sales comparison approach	Adjustments for differences between comparable sales	40%
Construction	2,941	Sales comparison approach	Adjustments for differences between comparable sales	12%-20% (15%)
Commercial real estate	984	Income capitalization approach	Capitalization rate	12%-38% (32%)
Residential real estate	1,478	Sales comparison approach	Adjustments for differences between comparable sales	14%-40% (27%)
Consumer	14	Sales comparison approach	Adjustments for differences between comparable sales	24%

Foreclosed and repossessed assets:
Construction	$1,870	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	15%-45% (23%)
Commercial real estate	7,011	Income capitalization approach	Capitalization rate	30%
		Sales comparison approach	Adjustments for differences between comparable sales	10%-50% (32%)
Residential real estate	658	Sales comparison approach	Adjustments for differences between comparable sales	13%-60% (23%)
Consumer	18	Sales comparison approach	Adjustments for differences between comparable sales	0%

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Fair Value (Continued)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range - (Weighted Average)
	(in thousands)
December 31, 2012:
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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at September 30, 2013 and December 31, 2012 were as follows:

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2013:
Financial assets:
Cash and due from financial institutions	$20,941	$20,941	$—	$—	$20,941
Interest-bearing deposits in other financial institutions	10,087	10,087	—	—	10,087
Loans held for sale	363	—	367	—	367
Loans, net	538,604	—	—	550,778	550,778
Accrued interest receivable	3,160	—	1,111	2,049	3,160
Federal Home Loan Bank and Federal Reserve Stock	5,990	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	644,379	—	624,800	—	624,800
Other borrowings	39,063	—	39,063	—	39,063
Federal Home Loan Bank Advances	40,000	—	40,118	—	40,118
Subordinated debentures	17,000	—	—	9,899	9,899
Accrued interest payable	103	—	90	13	103

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Fair Value (Continued)

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2012:
Financial assets:
Cash and due from financial institutions	$19,039	$19,039	$—	$—	$19,039
Interest-bearing deposits in other financial institutions	32,305	32,305	—	—	32,305
Loans held for sale	1,225	—	1,237	—	1,237
Loans, net	456,827	—	—	470,927	470,927
Accrued interest receivable	3,014	—	1,102	1,912	3,014
Federal Home Loan Bank and Federal Reserve Stock	5,998	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	624,667	—	616,035	—	616,035
Other borrowings	45,500	—	45,495	—	45,495
Federal Home Loan Bank Advances	40,000	—	40,350	—	40,350
Subordinated debentures	17,000	—	—	9,997	9,997
Accrued interest payable	177		161	16	177

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the three month periods ended September 30, 2013 and 2012 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total

September 30, 2013:
Balance, beginning of period	$(1,892)	$(515)	$(2,407)
Other comprehensive income (loss) before reclassifications	(191)	31	(160)
Reclassification for gains included in net income	(18)	-	(18)
Balance, end of period	$(2,101)	$(484)	$(2,585)

September 30, 2012:
Balance, beginning of period	$4,011	$(488)	$3,523
Other comprehensive income before reclassifications	1,326	19	1,345
Reclassification for gains included in net income	(165)	-	(165)
Balance, end of period	$5,172	$(469)	$4,703

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the nine month periods ended September 30, 2013 and 2012 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total

September 30, 2013:
Balance, beginning of period	$4,007	$(534)	$3,473
Other comprehensive income (loss) before reclassifications	(5,750)	50	(5,700)
Reclassification for gains included in net income	(358)	-	(358)
Balance, end of period	$(2,101)	$(484)	$(2,585)

September 30, 2012:
Balance, beginning of period	$3,173	$(507)	$2,666
Other comprehensive income before reclassifications	2,934	38	2,972
Reclassification for gains included in net income	(935)	-	(935)
Balance, end of period	$5,172	$(469)	$4,703

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

Financial Condition

Total assets increased by $11.7 million to $831.2 million as of September 30, 2013 from $819.5 million as of December 31, 2012 primarily due to the FDIC-assisted acquisition of the First Federal Bank in Lexington, Kentucky on April 19, 2013.  Net loans increased by $81.8 million to $538.6 million as of September 30, 2013, $52.0 million of which were loans acquired in the First Federal transaction.  The increase in net loans was offset by decreases in securities available for sale of $56.3 million and interest-bearing deposits in other financial institutions of $22.2 million.  Total deposits increased by $19.7 million to $644.4 million as of September 30, 2013 while other borrowings decreased to $39.1 million.

Net loans increased to $538.6 million as of September 30, 2013, with the majority of the increase attributable to residential real estate secured by first liens, or $50.2 million.  The acquisition of First Federal contributed the majority of the growth in the residential real estate portfolio, or $38.9 million, while the remaining increase was due adding loans to the portfolio rather than selling into the secondary market.  In early 2013, the Company elected to change its strategy of selling all one-to-four family conforming mortgages into the secondary to retaining some of the loans as a measure to offset reductions in the loan portfolio and improve yield on earning assets.  In addition, the Company experienced loan growth in all loan categories as a result of the First Federal acquisition and organic loan growth (see Footnote 2 “Acquisition” for further information).

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC.

Securities available for sale decreased by $56.4 million to $194.8 million as of September 30, 2013 from $251.2 million at December 31, 2012 primarily due to sales of $50.2 million and maturities of $19.8 million, offset by purchases of $21.9 million.  During the period, the Company sold securities to fund deposit reductions associated with the First Federal transaction as well as a decrease in other borrowings of $6.4 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits increased by $19.7 million to $644.4 million as of September 30, 2013 from $624.7 million at December 31, 2012.  Over the same period, non-interest and interest-bearing deposits increased by $8.4 million and $11.4 million, respectively.  The increase in total deposits was due to the First Federal acquisition which had total deposits of $31.3 million as of September 30, 2013.  At the date of acquisition, the Company assumed $87.0 million of deposits from First Federal which declined due to the election to reduce time deposit and other existing deposits rates to current offering rates for similar products.  Customers were given the option to withdraw their deposits without penalty or accept the lower rates.

Net Income Available to Common Shareholders.  Net income available to common shareholders increased to $2.0 million for the three months ended September 30, 2013 from $1.8 million for the same period in 2012.  Basic and diluted earnings per common share increased to $0.60 per share for the third quarter of 2013 as compared to $0.53 per common share for the third quarter of 2012.  The increase in net income available to common shareholders was attributable to increases in net interest income of $1.1 million and a decrease in provision for loan losses of $776,000, offset by an increase non-interest expense of $1.0 million and a decrease in non-interest income of $199,000.  The annualized return on average assets and average shareholders’ equity were 1.09% and 10.68% for the three months ended September 30, 2013, respectively, compared to 0.94% and 9.06% for the equivalent period in 2012.

Net income available to common shareholders for the nine month period ended September 30, 2013 increased to $5.6 million from $5.1 million in the equivalent period in 2012. Basic and diluted earnings per common share were $1.67 in 2013, an increase from $1.52 in 2012. The increase in earnings was due to increases in net interest income of $1.4 million and non-interest income of $907,000 and a decrease in provision for loan losses of $509,000, offset by an increase in non-interest expense of $2.3 million. The  year-to-date 2013 earnings were impacted by the acquisition of First Federal, primarily non-interest income, as the Company recognized a bargain purchase gain on the transaction of $1.9 million (see further discussion in “Non-Interest Income”).  The annualized return on average assets and shareholders’ equity were 1.03% and 9.87% for the nine months ended June, 2013.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC.

Net interest income.  Net interest income increased from $7.1 million for the three months ended September 30, 2012 to $8.2 million in 2013, while the Company’s net interest margin on a fully taxable equivalent basis increased to 4.47% from 3.96%.  The increase in the net interest margin and income was primarily due to a reduction in the average cost of funds and average balance of interest-bearing liabilities coupled with increases in average yield and the average balance of interest earning assets.  The yield on interest-earning assets increased to 4.74% for the third quarter of 2013 from 4.49% while the average balance of interest-earning assets increased to $764.1 million in 2013 from $752.8 million in 2012.  The increase in balance is attributable to the acquisition of First Federal during the second quarter which increased the average balance of loans to $547.2 million for the third quarter of 2013 from $488.8 million in 2012.  The yield on loans decreased during the same period to 5.32% in 2013 from 5.40% in 2012 due to downward pressure from the current rate environment offset by accretion of the fair value adjustment of loans acquired in the First Federal acquisition.  During the third quarter of 2013, the Company recorded $289,000 of accretion compared to $0 in 2012.  The amount of accretion recorded in the third quarter was higher than anticipated due to early payoffs of certain loans.  Management expects the amount of accretion recorded in the fourth quarter of 2013 to be less than $200,000.  The yield on earning assets was also impacted by a reduction in the average yield on tax-exempt and taxable securities.  As securities mature or are sold, they are replaced with lower-yielding securities.  The average cost of funds declined to 0.36% for the third quarter of 2013 from 0.69% in 2012 as the Company has lowered and repriced its offering rates on all deposit products.  The Company’s deposit mix has also changed from the third quarter of 2012 to lower cost deposits, shifting to savings and other accounts, an increase in the average balance to $317.9 million from $262.2 million, from time deposits, a decrease to $159.3 million from $192.5 million.  In addition, the Company’s non-interest bearing deposits increased to an average balance $175.9 million for the third quarter of 2013 from $148.5 million in 2012 which further bolstered net interest margin for the quarter.

Net interest income for the nine months ended September 30, 2013 increased to $23.2 million from $21.7 million in 2012 while the net interest margin on a fully taxable equivalent basis also increased to 4.26% in 2013 from 4.10% in 2012. The increase in net interest margin was the result of a moderate decline in the yield on interest earning assets from 4.67% to 4.55%, offset by a larger decrease in the cost of interest-bearing liabilities to 0.40% for the first nine months of 2013 from 0.74% in 2012. The largest component of the Company’s interest earning assets, loans, had an average balance of $514.3 million and an average yield of 5.31% for 2013 as compared to an average balance and yield of $496.2 million and 5.44% in 2012. The yield on loan was positively impacted by recorded accretion of $470,000 recorded in 2013 compared to $0 in 2012.  See Footnote 2 “Acquisition” for further information on the fair value adjustment of loans and other assets acquired and liabilities assumed from First Federal Bank.  The yield on taxable investment securities declined to 1.70% for the nine months ended 2013 from 2.07% in 2012 due to sales of higher yielding securities that were replaced by lower yielding purchases. During the first nine months of 2013, the Company sold $50.2 million of securities, realizing gains of $544,000 and purchased $21.9 million of securities during the same period. The cost of interest bearing liabilities declined during the same period as most categories were lower in 2013 as compared to 2012, most significant of which were time deposits and savings and other. The cost of time deposits declined to 0.39% on an average balance of $165.0 million in 2013 from 0.79% and $195.8 million in 2012. The Company has lowered its offering rates for time deposits which has resulted in a lower average cost, but has also led to a reduction in accounts.

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

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$10,745	$19	0.68%	$31,562	$32	0.40%
Taxable securities	120,421	539	1.78	153,981	687	1.77
Tax-exempt securities	79,780	1,147	5.70	72,400	1,096	6.01
Total loans and fees (1) (2)	547,209	7,334	5.32	488,806	6,653	5.40
FHLB and Federal Reserve stock	5,990	83	5.51	6,011	49	3.22
Total earning assets	764,145	9,122	4.74	752,760	8,517	4.49

Less: Allowance for loan losses	(9,676)			(10,866)
Non-earning assets:
Cash and due from banks	16,713			13,757
Bank premises and equipment, net	14,377			13,796
Other assets	40,583			46,023

Total assets	$826,142			$815,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$317,922	$150	0.19%	$262,024	$168	0.25%
Time deposits	159,340	137	0.34	192,484	338	0.70
Other borrowings	42,824	26	0.24	53,386	164	1.22
FHLB advances	23,261	91	1.55	51,087	219	1.70
Subordinated debentures	17,000	100	2.32	17,000	111	2.58
Total interest-bearing liabilities	560,347	504	0.36	575,981	1,000	0.69

Non-interest bearing liabilities:
Non-interest demand deposits	175,931			148,467
Accrued interest payable and other liabilities	5,929			5,982
Stockholders’ equity	83,935			85,041

Total liabilities and stockholders’ equity	$826,142			$815,470

Net interest income (taxable equivalent basis)		$8,618			$7,517
Less: taxable equivalent adjustment		(390)			(373)
Net interest income		$8,228			$7,144
Net interest spread			4.38%			3.80%
Net interest margin			4.47			3.96

(1)	The amount of direct loan origination cost included in interest on loans was $80 and $71 for the three months ended September 30, 2013 and 2012
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC.

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$15,213	$63	0.56%	$21,547	$57	0.35%
Taxable securities	148,816	1,897	1.70	147,635	2,296	2.07
Tax-exempt securities	79,234	3,439	5.80	71,308	3,279	6.13
Total loans and fees (1) (2)	514,290	20,414	5.31	496,205	20,273	5.44
FHLB and Federal Reserve stock	6,579	187	3.79	5,989	147	3.26
Total earning assets	764,132	26,000	4.55	742,684	26,052	4.67

Less: Allowance for loan losses	(8,735)			(10,729)
Non-earning assets:
Cash and due from banks	17,241			14,292
Bank premises and equipment, net	14,036			13,752
Other assets	43,506			45,006

Total assets	$830,180			$805,005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$309,635	$434	0.19%	$259,456	$560	0.29%
Time deposits	164,962	484	0.39	195,838	1,154	0.79
Other borrowings	45,219	83	0.24	53,302	507	1.27
FHLB advances	28,760	376	1.75	53,577	654	1.63
Subordinated debentures	17,000	304	2.39	17,000	334	2.62
Total interest-bearing liabilities	565,576	1,681	0.40	579,173	3,209	0.74

Non-interest bearing liabilities:
Non-interest demand deposits	172,166			136,853
Accrued interest payable and other liabilities	6,144			5,962
Stockholders’ equity	86,294			83,017

Total liabilities and stockholders’ equity	$830,180			$805,005

Net interest income (taxable equivalent basis)		$24,319			$22,843
Less: taxable equivalent adjustment		(1,169)			(1,115)
Net interest income		$23,150			$21,728
Net interest spread			4.15%			3.94%
Net interest margin			4.26			4.10

(1)     The amount of direct loan origination cost included in interest on loans was $263 and $217 for the nine months ended September 30, 2013 and 2012.
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

	Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012 Increase/(Decrease) Due to			Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$(13)	$(28)	$15	$6	$(20)	$26
Taxable securities	(148)	(150)	2	(399)	18	(417)
Tax-exempt securities	51	108	(57)	160	351	(191)
Total loans and fees	681	784	(103)	141	727	(586)
FHLB and Federal Reserve stock	34	-	34	40	15	25
Total increase (decrease) in interest income	605	714	(109)	(52)	1,091	(1,143)

Interest expense:
Savings and other	(18)	32	(50)	(126)	95	(221)
Time Deposits	(201)	(51)	(150)	(670)	(160)	(510)
Other borrowings	(138)	(27)	(111)	(424)	(67)	(357)
FHLB advances	(128)	(110)	(18)	(278)	(321)	43
Subordinated debentures	(11)	-	(11)	(30)	-	(30)
Total increase (decrease) in interest expense	(496)	(156)	(340)	(1,528)	(453)	(1,075)
Increase (decrease) in net interest income	$1,101	$870	$231	$1,476	$1,544	$(68)

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

Summary of Loan Loss Experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Activity for the period ended:
Beginning balance	$9,722	$11,109	$8,762	$10,234
Charge-offs:
Residential real estate	(236)	(173)	(608)	(356)
Commercial real estate	-	(2,845)	(1,208)	(3,043)
Construction	-	(223)	(156)	(666)
Commercial business	-	(470)	(39)	(976)
Home equity	(56)	(63)	(87)	(346)
Consumer	(76)	(52)	(172)	(168)
Total	(368)	(3,826)	(2,270)	(5,555)

Recoveries:
Residential real estate	19	-	28	-
Commercial real estate	13	16	47	42
Construction	1	53	4	53
Commercial business	20	17	72	69
Home equity	12	12	16	37
Consumer	15	23	58	74
Total	80	121	225	275
Net loan charge-offs	(288)	(3,705)	(2,045)	(5,280)
Provision for loan losses	75	851	2,792	3,301

Ending balance	$9,509	$8,255	$9,509	$8,255

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC.

Provision for loan losses decreased to $75,000 and $2.8 million for the three and nine months ended September 30, 2013 from $851,000 and $3.3 million for the same periods in 2012.  Net charge-offs for the three and nine months ended September 30, 2013 were $288,000 and $2.0 million compared to $3.7 million and $5.3 million in 2012.  The Company’s non-performing loans increased to $11.2 million as of September 30, 2013 from $8.7 million as of December 31, 2012.  The increase in non-accrual loans was due to the acquisition of First Federal Bank during the second quarter of 2013 which totaled $2.7 million as of September 30, 2013.  Net-charge-offs for the nine months ended September 30, 2013 remained elevated due primarily to the charge off of $1.2 million for one credit relationship, or the full amount of allocated reserves in the first quarter of 2013.  In addition, the Company transferred $4.1 million to foreclosed and repossessed assets related to this credit during the second quarter of 2013.  The Company did not record additional provision for loan losses related to this credit in 2013.

For the three months ending September 30, 2013, the Company’s provision for loan losses decreased to $75,000 due to a reduction in the number of new impaired credits identified and a reduction in the allocation for non-impaired credits.  The largest component of the allowance for loan losses for non-impaired loans is the average net charge-off percentage applied.  The Company utilizes a rolling, 12 quarter annualized average for all loan classes in its portfolio.  During the third quarter, the average net charge-offs decreased resulting in a reduction in allowance for loan losses to non-impaired credits to 0.99% as September 30, 2013 from 1.05% at June 30, 2013.  The Company’s provision for loan losses for the nine months ended September 30, 2013, was primarily due to the downgrade of one construction real estate credit relationship during the second quarter.  The Company allocated $2.0 million for the credit against its recorded investment of $2.8 million in the second quarter of 2013.

The Company’s classified loans increased to $54.3 million as of September 30, 2013 from $50.8 million as of December 31, 2012 due to the aforementioned acquisition of First Federal.  In accordance with FASB ASC 310-30, the Company did not establish an allowance for loan losses for purchased credit impaired loans.  Loans acquired with deteriorated credit quality were recorded at their fair value which included an adjustment for the estimated difference between the loans contractual balance and expected cash flow (non-accretable difference).  The difference in the amount of cash flows expected to be collected and the fair value represents the “accretable yield” and is being recognized as interest income on a level-yield basis over the life of the loan.  The company identified purchase impaired loans with contractually-required principal due of $17.9 million in the transaction with payments expected to be collected of $15.3 million.  As of September 30, 2013, the Company did not have an allowance for loan losses allocated for loans purchased from First Federal as there had not been a decrease in the expected cash flows between the initial determination and the filing of our 10-Q.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC.

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of September 30, 2013, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

Asset Quality.  Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  TDR’s totaled $5.7 million and $13.8 million at September 30, 2013 and December 31, 2012, while $1.6 million and $319,000 were included in the Company’s non-accrual loans as of the same dates, respectively.  During the second quarter of 2013, the Company removed one commercial real estate loan from TDR status.  The previously reported TDR had a recorded investment of $8.5 million as of December 31, 2012.  During the second quarter, the Company re-underwrote and re-modified the loan at terms that were considered to be at market for loans with comparable risk.  Management expects the borrower to will perform under the re-modified terms based on the cash flows of the borrower.  Based on the terms of the of the re-modification, the loan no longer meets the criteria for a troubled debt restructuring and, as such, was removed from TDR status and is no longer evaluated individually for impairment.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC.

The Company’s non-performing assets as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)

Loans on non-accrual status (1)	$11,208	$8,718
Loans past due over 90 days still on accrual	-	-
Total non-performing loans	11,208	8,718
Foreclosed and repossessed assets (2)	9,557	6,345
Total non-performing assets	$20,765	$15,063

Non-performing loans to total loans	2.04%	1.88%
Non-performing assets to total loans	3.79	3.24
Allowance as a percent of non-performing loans	84.84	100.50
Allowance as a percent of total loans	1.73	1.88

(1)	Includes non-accrual loans of $2.7 million acquired in the First Federal transaction as of September 30, 2013.
(2)	Includes foreclosed and repossessed assets acquired in the First Federal transaction of $174,000 as of September 30, 2013.

Non-interest income.  Non-interest income decreased to $1.6 million for the third quarter of 2013 from $1.8 million for 2012, a decrease of $199,000.  The decrease was due to declines in gains on sales of available for sale securities of $222,000 and mortgage banking income of $72,000.  Gains on sales of securities decreased to $28,000 for the third quarter of 2013 from $250,000 in 2012 as the amounts of securities sold declined to $527,000 in 2013 from $3.5 million in 2012.  Mortgage banking income decreased to $31,000 in 2013 from $103,000 due to a decrease in loans sold to $1.7 million during the quarter.  The Company changed its strategy in 2013 from selling the majority of 1-4 family fixed rate loans to retaining them in the portfolio to help offset the decline in loans and as an alternative to investing in similar or lower yielding federal agency-backed mortgage securities.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC.

Non-interest income increased by $907,000 to $7.0 million for the nine months ended September 30, 2013 from $6.1 million in 2012 due to a bargain purchase gain of $1.9 million, offset by reductions in service charges on deposit accounts of $64,000, net gains on sales of available for sale securities of $872,000, and mortgage banking income of $106,000. The bargain purchase gain of $1.9 million was recorded as the difference between the fair value of the assets acquired and liabilities assumed in the Company’s FDIC assisted acquisition of First Federal.  The fair value estimates of assets acquired and liabilities assumed are considered preliminary, and are subject to change for up to one year after the closing date of April 19, 2013.  Subsequent changes to the fair value estimates could result in an adjustment to the bargain purchase gain recorded.  Service charges on deposit accounts decreased to $2.5 million for the nine months ended September 30, 2013 from $2.6 million for the same period in 2012.  The reduction is attributable to lower fees from non-sufficient funds fee income as recent regulatory changes have restricted this source of revenue.  Gains on sales of available for sale securities decreased to $543,000 for the first nine months of 2013 from $1.4 million in 2012 as sales increased during the same periods to $50.2 million.  The primary purpose of the sales of available for sale securities was to offset the deposit outflow associated with the First Federal acquisition.  As previously discussed, mortgage banking income declined to $170,000 due to a change in strategy to adding the majority of 1-4 family, fixed rate loans to the portfolio rather than selling them into the secondary market.

Non-interest expense.  Non-interest expense increased by $304,000 to $6.7 million for the three months ended September 30, 2013 from $5.7 million in 2012 due to increases in salaries and employee benefits, data processing, and legal and professional service fees, offset by a decrease in foreclosed and repossessed assets, net.  Salaries and employee benefits increased to $3.7 million in 2013 from $2.9 million while the number of full time equivalent employees increased to 204 from 192 over the same period.  The increase in expense is attributable to additional compensation expense for staffing at First Federal, an increase in incentive compensation accrued, and higher health insurance expense.  In addition, YCB completed its data conversion during the third quarter of First Federal to YCB resulting in overtime pay and performance bonuses for staff assisting in the transition.  Data processing expense increased to $801,000 for the third quarter of 2013 from $570,000 in 2012 due to expenditures related to integration of First Federal.  Legal and professional service fees increased $72,000 to $470,000 for the third quarter of 2013 from $398,000 in 2012.  A majority of the increase was attributable to fees incurred associated with the acquisition of First Federal including an audit of the acquired entity and consulting fees associated with determining the fair value of assets acquired and liabilities assumed.  Expense for foreclosed and repossessed assets, net was $205,000 in 2013 compared to $302,000 in 2012 as the Company recognized a net losses of $106,000 on disposals and write-downs in 2013 and net expenses associated with maintaining foreclosed and repossessed assets of $99,000.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC.

Non-interest expense was $19.8 million for the nine months ended September 30, 2013, an increase of $2.3 million from $17.5 million in 2012 as increases in salaries and employee benefits, data processing, legal and professional service fees, and other expenses, were offset by a decrease in foreclosed and repossessed assets, net.  Salaries and employee benefits increased to $10.4 million in 2013 from $9.0 million in 2012 due to an increase in the number of employees and pay rate increases, health insurance premiums, accrual for incentive compensation, and bonuses and overtime pay associated with converting First Federal’s data to YCB’s system.  Data processing expense increased to $2.1 million for the first nine months of 2013 from $1.7 million in 2012 as the Company incurred expenses associated with the integration of First Federal, including fees from its third party data processor for converting data.  Legal and professional service fees increased $313,000 to $1.5 million for the nine months ended September 30, 2013 from $1.2 million as the Company had higher expenditures for consulting and legal fees associated with its acquisition of First Federal in the second and third quarters of 2013.  Other expenses were $2.1 million for 2013, an increase of $355,000 from $1.7 million in 2012 due to net losses incurred on the disposal of fixed assets in 2013 of $99,000 compared to net gains of $33,000 in 2012.  Foreclosed and repossessed, net, decreased by $357,000 to $429,000 for the nine months ended September 30, 2013 from $786,000 due to a decrease in the net losses on disposals to $154,000 in 2013 from $298,000 in 2012 and a decrease in net foreclosed and repossessed asset expense to $275,000 from $488,000.

Income tax expense.  Income tax expense for the three months ended September 30, 2013 was $439,000 as compared to $454,000 for the equivalent period in 2012 while the effective tax rate declined to 16.3% for 2013 from 19.0% for 2012.  The decrease in income tax expense was due to the formation of CBIN Insurance, Inc., a captive insurance subsidiary based in Nevada at the end of 2012.  CBIN Insurance, Inc. issued insurance policies to the Company’s subsidiaries for certain gaps in coverage and insurable risks that may not be cost effectively obtained through third parties.  From an income tax perspective, CBIN Insurance, Inc.’s revenue is exempt from federal income taxes up to $1.2 million while the expense at the subsidiaries is deductible.

Income tax expense for the nine months ended September 30, 2013 decreased to $1.1 million from $1.2 million in 2012 while the effective tax rate decreased to 15.1% in 2013 from 17.6% in 2012.  The decrease in income tax expense was due to the previously mentioned formation of CBIN Insurance, Inc. at the end of 2012.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC.

Liquidity and Capital Resources Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At September 30, 2013, we had cash and interest-bearing deposits with banks of $31.0 million and securities available-for-sale with a fair value of $194.8 million.  If we require funds beyond the funds we are able to generate internally, we have $70.0 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $31.5 million.  Management believes the Company’s liquidity sources are adequate to meet its operational needs.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of September 30, 2013, Your Community Bank and Scott County State Bank were each considered well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

September 30, 2013:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	18.3%	17.1%	12.5%
Your Community Bank	16.6%	15.4%	11.3%
Scott County State Bank	19.9%	18.7%	11.6%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2012:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	19.1%	17.9%	12.2%
Your Community Bank	18.9%	17.7%	12.3%
Scott County State Bank	18.6%	17.4%	11.3%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMUNITY BANK SHARES OF INDIANA, INC.

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 475,000 shares at an aggregate cost of $8.2 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through September 30, 2013, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at September 30, 2013 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2012 and September 30, 2013 within the model to estimate their combined effects on net interest income over a one-year horizon. In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps. A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely. We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of September 30, 2013 our net interest income would decrease by an estimated 0.5%, or $140,000, over the one year forecast horizon. As of December 31, 2012, in the Up 200 Scenario we estimated that net interest income would decrease $117,000, over a one year forecast horizon ending December 31, 2013.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of September 30, 2013 and December 31, 2012, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of September 30, 2013 and ending on September 30, 2014:

	Interest Rate Sensitivity as of September 30, 2013
	Base	Gradual Increase in Rates of 200 Basis Points
Projected interest income:
Loans	$26,711	$27,755
Investments	5,379	5,467
FHLB and FRB stock	184	184
Interest-bearing deposits in other financial institutions	22	88
Total interest Income	32,296	33,494

Projected interest expense:
Deposits	1,022	1,834
Federal funds purchased, line of credit and repurchase agreements	147	531
FHLB advances	334	334
Subordinated debentures	401	543
Total interest expense	1,904	3,242
Net interest income	$30,392	$30,252

Change from base		(140)
Percent change from base		(0.46)%

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

Changes in Internal Control over Financial Reporting

There was no change in CBIN’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, CBIN’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the nine months ended September 30, 2013.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased. As of September 30, 2013, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Item 6. Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: November 14, 2013	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	BY:	/s/ Paul. A. Chrisco
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

101*
The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 14, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012 (iv) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012 and (vi) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of those sections, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

