Form 10-K
period 2013-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2014-03-31
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2013, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $53,063,642 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2014, there were issued and outstanding 3,437,107 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2014 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K

Part I

Item 1. Business

General

Community Bank Shares of Indiana, Inc. (the “Company”) is a bank holding company headquartered in New Albany, Indiana. The Company’s wholly-owned banking subsidiaries are Your Community Bank (“YCB”) and The Scott County State Bank (“SCSB”)(YCB and SCSB are at times collectively referred to as the “Banks”). The Banks are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions and by the Federal Deposit Insurance Corporation (“FDIC”). YCB is also regulated by the Kentucky Department of Financial Institutions (with respect to its Kentucky branches) while SCSB is also regulated by the Federal Reserve. In addition, the Company wholly-owns a captive insurance company, CBIN Insurance, Inc. which issues policies to the Company’s banking subsidiaries.

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

The Company had total assets of $846.7 million, total deposits of $643.6 million, and shareholders' equity of $88.3 million as of December 31, 2013. The Company's principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

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

After the initial fixed rate period, the Company’s ARM loans generally adjust annually with the interest rate adjustment of two percentage points per year and six percentage points of the life of the loan.  The Company also makes ARM loans with interest rates that adjust every one, three, or five years.  Under the Company’s current practice, after the initial fixed rate period, the interest rate on ARM loans adjusts to the applicable index plus the margin.  The Company’s policy is to qualify borrowers for one-year ARM loans based on the maximum interest rate that may apply during the first five years after the date on which the first regular periodic payment will be due.

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

The Company occasionally originates real estate loans with loan-to-value ratios in excess of 80%. For loans sold in the secondary market, individual investor requirements pertaining to private mortgage insurance apply. For the mortgage real estate loans retained by the Company with loan-to-value of more than 80%, the Company may require the loan to be covered by private mortgage insurance to cover the loan down to 80% loan-to-value. For example, a loan with a 90% loan-to-value ratio may be required to have private mortgage insurance for the amount greater than 80% loan-to-value, which in this case is 10%. The Company requires fire and casualty insurance and flood insurance, if applicable under Federal law, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Company.

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

Mortgage-Banking Operations. The Company originates government guaranteed loans and conventional secondary market loans which are sold with the servicing released. This arrangement provides necessary liquidity to the Company while providing additional loan products to the Company’s customers.

Loan Solicitation and Processing. Loans are originated through a number of sources including loan sales staff, real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Processing procedures are affected by the type of loan requested and whether the loan will be funded by the Company or sold into the secondary market.

Portfolio mortgage loans, as well as loans that are sold into the secondary market are submitted, when possible, for Automated Underwriting which allows for faster approval and an expedited closing.  The Company’s responsibility on mortgage loans is to make certain the loan complies with the Ability to Repay rules under the Truth in Lending Act as amended under the Dodd Frank Act.  These loans require credit reports, appraisals, and proof of a borrower’s ability to repay the loan before they are approved or denied.

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

Employees

As of December 31, 2013, the Company employed 209 employees, 200 full-time and 9 part-time. None of these employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

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

The Company’s primary market areas consist of Floyd, Clark, and Scott counties in Southern Indiana and Fayette, Jefferson and Nelson counties in Kentucky. Floyd, Clark, Jefferson and Nelson counties are four of the thirteen counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of 1.2 million. The aggregate population of Floyd, Clark, and Scott counties is approximately 204,000 while the populations of Fayette, Jefferson and Nelson Counties are approximately 305,000, 714,000 and 43,000, respectively. The Company's headquarters are located in New Albany, Indiana, a city of 37,000 located approximately three miles from the center of Louisville.

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

As state-chartered commercial banks, the Company’s subsidiary banks are subject to examination, supervision and extensive regulation by the Federal Deposit Insurance Corporation (“FDIC”), the Indiana Department of Financial Institutions (“DFI”), with respect to YCB and its branch offices located in Kentucky, the Kentucky Department of Financial institutions (“KDFI), and by the Federal Reserve with respect to SCSB. The Banks are members of and own stock in the Federal Home Loan Bank (“FHLB”) of Indianapolis. The FHLB institutions located in Indianapolis and Cincinnati are two of the twelve regional banks in the FHLB system. The Banks are also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Banks are subject is intended primarily for the protection of the Company’s customers and depositors, and not its shareholders.

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

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than ten percent stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (15% of the Bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2013 the Banks were in compliance with the above restrictions.

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

Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately-capitalized and may require an adequately-capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2013, the Company and the Banks were deemed well-capitalized for purposes of the above regulations. As discussed above, Dodd-Frank may result in more stringent capital requirements in the future.

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

As members of the FHLB system, the Banks are required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2013, $5.5 million of FHLB stock was outstanding for the Banks, which were in compliance with this requirement. In past years, the Banks have received dividends on its FHLB stock.

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

As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by 2020; (3) requires that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020 rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10.0 billion; (4) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDI Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027.

Effective April 1, 2011, the FDIC changed the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets). Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. The FDIC suspended dividends indefinitely; however, in lieu of dividends, and pursuant to its authority to set risk-based assessments, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent, and 2.5 percent. Additionally, the final rule included a new adjustment for depository institution debt whereby an institution pays an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the TLGP) to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital.

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

SCSB is required to purchase and maintain stock in the Federal Reserve. At December 31, 2013, SCSB had $456,000 of Federal Reserve stock outstanding, which was in compliance with requirements. In past years, SCSB has received dividends on its Federal Reserve stock.

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

Participation in the Capital Purchase Program. Throughout 2008, the United States Federal Government launched a series of financial initiatives aimed at stabilizing the economy. The United States Department of the Treasury (“Treasury”) launched one of its largest initiatives, the Capital Purchase Program (“CPP”), under the Emergency Economic Stabilization Act (“EESA”) in October 2008. The CPP is a voluntary program which offered qualifying banks and bank holding companies the opportunity to sell preferred securities and warrant to the Treasury. The same terms generally applied to all public company participants in the plan. By providing capital to financial institutions through the CPP, Treasury aimed to enhance market confidence in the entire banking system by stabilizing the financial markets, thereby increasing the capacity of these institutions to lend to U.S. businesses and consumers and to support the U.S. economy under the difficult financial market conditions. On May 29, 2009, we entered into a letter agreement with the Treasury under the CPP by which we sold to the Treasury our preferred securities and warrant. In 2011, the Company repurchased its preferred shares and warrant issued in connection with its participation in CPP in connection with our participation in the Treasury’s Small Business Lending Fund. As a result of its repurchase of its preferred stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under the CPP. For a description of the transaction, see Note 13 to the Consolidated Financial Statements.

Participation in the Small Business Lending Fund. The Small Business Lending Fund (“SBLF”) is a dedicated investment fund that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Enacted into law as part of the Small Business Jobs Act of 2010, under the SBLF Treasury makes a capital investment into community banks. The dividend payment on the Treasury’s investment is adjusted periodically depending on the growth in the bank’s qualifying small business lending. On September 15, 2011, as part of the SBLF program, the Company sold $28.0 million of Non-Cumulative Perpetual Preferred Stock, Series B (the “SBLF Preferred Stock”), to the Secretary of the Treasury (the “Secretary”), and used the proceeds from the sale of the SBLF Preferred Stock to redeem the 19,468 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “CPP Preferred Stock”), issued in 2009 to the Treasury under the CPP, plus the accrued and unpaid dividends owed on the CPP Preferred Stock. The Company will be subject to all terms, conditions and other requirements for participation in SBLF for as long as any SBLF Preferred Stock remains outstanding.

Volcker Rule. The final rules adopted on December 10, 2013, to implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule”, would prohibit insured depository institutions and companies affiliated with insured depository institutions (“banking entities”) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account.  The final rules also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds.  These rules will become effective on April 1, 2014.  Certain collateralized debt obligations (“CDOs”), securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions, have been exempted to address the concern that many community banks holding such CDOs securities may have been required to recognize significant losses on those securities.

Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds.  The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.

The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted.  Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule.  Independent testing and analysis of an institution’s compliance program will also be required.  The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements.  Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program.  The Company and the Bank held no investment positions at December 31, 2013 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

Industry Risk Factors

Economic Conditions. Our earnings are affected by the general economic conditions in the United States, and to a lesser extent, general international economic conditions. Economic conditions in the United States and abroad deteriorated significantly in the latter part of 2008 which has continued into 2014. Business activity across a wide range of industries and regions in the United States was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate, remain weak and unemployment remains high. Many businesses are still in serious difficulty due to reduced consumer spending and continued liquidity challenges in the credit markets. Many financial institutions and institutional investors have tightened the availability of credit to borrowers and other financial institutions, which, in turn, results in more loan defaults and decreased business activity. While we have seen some signs of improvement, we do not expect significant improvement in the economy in the near future.

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

Risks associated with unpredictable economic and political conditions may be amplified as a result of our limited market area. Commercial banks and other financial institutions are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. Conditions such as inflation, value of the dollar, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect profitability. In addition, almost all of our primary business area is located in the Louisville, Kentucky metropolitan statistical area. A significant downturn in this regional economy may result in, among other things, deterioration in our credit quality or a reduced demand for credit and may harm the financial stability of our customers. Due to the regional market area, these negative conditions may have a more noticeable effect on us than would be experienced by an institution with a larger, more diverse market area.

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

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets. A further downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. Substantially all of our real estate collateral is located in Southern Indiana, Scottsburg, Indiana, and Lexington, Louisville and Bardstown, Kentucky. If real estate values, including values of land held for development, continue to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or group of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations.

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

We may incur losses in our investments portfolio. Our investment portfolio is comprised of state and municipal securities, residential mortgage-backed agencies issued by U.S. Government sponsored entities securities, mutual funds, and U.S. Government sponsored entities and agencies. We must evaluate these securities for other-than-temporary impairment loss (“OTTI”) on a periodic basis. Given the current economic environment we may need to record OTTI charges in our other investments in the future should the issuers of those securities experience financial difficulties. Any future OTTI charges could significantly impact our earnings.

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

Our status as a holding company makes us dependent on dividends from our subsidiaries to meet our obligations. We are a bank holding company and conduct almost all of our operations through YCB, SCSB, and CBIN Insurance, Inc. We do not have any significant assets other than cash and the stock of YCB, SCSB, and CBIN Insurance, Inc. Accordingly, we depend on dividends from our subsidiaries to meet our obligations and obtain revenue. Our right to participate in any distribution of earnings or assets of our subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, our bank subsidiaries are limited in the amount of dividends they may pay to us without prior regulatory approval. The Banks must maintain sufficient capital and liquidity and be in compliance with other general regulatory restrictions. Bank regulators have the authority to prohibit the subsidiary banks from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice. As of December 31, 2013, our subsidiaries had the ability to pay us dividends of $2.5 million without prior regulatory approval. CBIN Insurance, Inc. cannot pay dividends until 2015.

The FDIC’s restoration plan and the related increased assessment rate could affect our earnings. As a result of a series of financial institution failures and other market developments, the deposit insurance fund, or DIF, of the FDIC has been significantly depleted and reduced the ratio of reserves to insured deposits. In response to the recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required which we may be required to pay. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay higher FDIC premiums. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations and could have a materially adverse effect on the value or market for our common stock.

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

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2013 or that we will be able to pay future dividends at all. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of Your Community Bank and The Scott County Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to these banks, including state regulatory requirements. The FDIC and other bank regulators have proposed guidelines and seek greater liquidity, and have been discussing increasing capital requirements. If these regulatory requirements are not met, our subsidiary banks will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.

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

If the Company is unable to redeem its SBLF Preferred Stock after an initial four-and-one-half year period, the cost of this capital will increase substantially. If the Company is unable to redeem its SBLF Preferred Stock prior to June 15, 2016, the cost of this capital to us will increase from approximately $439,000 for 2014 (fixed dividend rate of 1.6% per annum of the SBLF Preferred Stock liquidation value in 2014 and 2015) to $2.5 million annually (9.0% per annum of the SBLF Preferred Stock liquidation value).  This increase in the annual dividend rate would have a material negative effect on the earnings the Company can retain for growth and to pay dividends on its common stock.

Item 1B. Unresolved Staff Comments

The Company has received no written communication from the staff of the SEC regarding its periodic or current reporting under the Exchange Act.

Item 2. Properties

The Company conducts its business through its corporate headquarters located in New Albany, Indiana. YCB operates a main office and eleven branch offices in Clark and Floyd Counties, Indiana, and eight branch offices in Jefferson, Nelson and Fayette Counties, Kentucky. SCSB operates a main office and two branch offices in Scott and County, Indiana. The following table sets forth certain information concerning the main offices and each branch office at December 31, 2013. The Company’s aggregate net book value of premises and equipment was $18.6 million at December 31, 2013.

Location	Year Opened	Owned or Leased
Your Community Bank:
101 West Spring Street - Main Office	1937	Owned
New Albany, IN 47150

401 East Spring Street - Drive Thru for Main Office	2001	Owned
New Albany, IN 47150

2626 Charlestown Road	1995	Owned
New Albany, IN 47150

4328 Charlestown Road	2004	Leased
New Albany, IN 47150

480 New Albany Plaza	1974	Leased
New Albany, IN 47130

901 E. Lewis and Clark Pkwy	1981	Owned
Clarksville, IN 47130

701 Highlander Point Drive	1990	Owned
Floyds Knobs, IN 47119

102 Heritage Square	1992	Owned
Sellersburg, IN 47172

201 W. Court Avenue	1996	Owned
Jeffersonville, IN 4710

5112 Highway 62	1997	Owned
Jeffersonville, IN 47130

2917 E. 10th Street	2007	Leased
Jeffersonville, IN 47130

2910 Grantline Road	2002	Leased
New Albany, IN 47150

106A West John Rowan Boulevard. - Main Office	1997	Leased
Bardstown, KY 40004

119 East Stephen Foster Avenue	1972	Owned
Bardstown, KY 40004

4510 Shelbyville Road	2003	Leased
Louisville, KY 40207

13205 Magisterial Drive	2006	Leased
Louisville, KY 40223

471 West Main Street	2008	Leased
Louisville, KY 40202

2452 Sir Barton Way, Suite 100	2013	Owned
Lexington, KY 40509

3346 Tates Creek Road	2013	Owned
Lexington, KY 40502

110 W. Vine Street	2013	Leased
Lexington, KY 40507

The Scott County State Bank:	1890	Owned
136 West McClain Avenue - Main Office
Scottsburg, IN 47170

125 West Wardell - Drive Thru	1981	Owned
Scottsburg, IN 47170

57 North Michael Drive	1998	Owned
Scottsburg, IN 47170

307 W. Main Street	1998	Owned
Austin, IN 47102

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

2013				2012
QUARTER ENDED	HIGH	LOW	DIVIDEND	QUARTER ENDED	HIGH	LOW	DIVIDEND
March 31	$16.94	$13.15	$0.10	March 31	$14.22	$9.93	$0.10
June 30	19.57	15.24	0.11	June 30	14.00	12.50	0.10
September 30	19.25	17.20	0.11	September 30	13.50	11.02	0.10
December 31	20.15	17.76	0.11	December 31	14.02	12.40	0.10

Holders

As of March 21, 2014 there were 756 holders of the Company’s common stock.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	153,200	$22.67	448,094	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	153,200	$22.67	455,342	(1)

(1) Of the shares reflected, 180,569 shares are available to be awarded under the Company’s Stock Award Plan and 267,525 shares are available to be awarded under the Company’s Performance Units Plan.

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

The graph compares the performance of Community Bank Shares of Indiana, Inc. common stock to the Russell 2000 index and the SNL Bank $500 MM - $1 B Bank index for the Company’s last five fiscal years. The graph assumes the value of the investment in Company common stock and in each index was $100 at December 31, 2008 and that all dividends were reinvested.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Community Bank Shares of Indiana, Inc.	100.00	59.12	91.51	92.69	132.27	202.56
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank $500M-$1B	100.00	95.24	103.96	91.46	117.25	152.05

Item 6. Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial information from 2009 through 2013. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in "Management’s Discussion And Analysis Of Financial Condition And Results Of Operations." For analytical purposes, net interest margin is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Income Statement Data:
Interest income	$33,253	$32,826	$34,241	$35,894	$39,262
Interest expense	2,227	4,030	5,968	8,180	15,318
Net interest income	31,026	28,796	28,273	27,714	23,944
Provision for loan losses	3,410	4,101	4,390	3,833	15,925
Non-interest income	8,684	8,423	8,481	7,414	6,326
Non-interest expense	26,071	23,748	22,863	22,461	41,168
Income (loss) before taxes	10,229	9,370	9,501	8,834	(26,823)
Net income (loss)	8,667	7,685	7,410	6,988	(21,969)
Net income (loss) available (attributable) to common shareholders	7,865	6,921	6,031	5,923	(22,587)

Balance Sheet Data:
Total assets	$846,735	$819,500	$797,354	$801,466	$819,159
Total securities	195,327	251,205	198,746	204,188	172,723
Total loans, net	552,926	456,827	489,740	502,223	528,183
Allowance for loan losses	8,009	8,762	10,234	10,864	15,236
Total deposits	643,625	624,667	581,358	618,821	592,423
Other borrowings	45,722	45,500	50,879	49,426	76,996
FHLB advances	50,000	40,000	55,000	50,000	68,482
Subordinated debenture	17,000	17,000	17,000	17,000	17,000
Total shareholders’ equity	88,339	86,442	79,485	63,165	59,950

Per Share Data:
Basic earnings (loss) per common share	$2.32	$2.06	$1.82	$1.80	$(6.93)
Diluted earnings (loss) per common share	2.32	2.06	1.79	1.77	(6.93)
Book value per common share	17.77	17.34	15.47	13.36	12.49
Cash dividends per common share	0.43	0.40	0.40	0.40	0.55

Performance Ratios:
Return on average assets	1.04%	0.95%	0.94%	0.85%	(2.60)%
Return on average equity	10.03	9.13	10.58	10.95	(35.02)
Net interest margin	4.24	4.07	4.07	3.90	3.19
Efficiency ratio	65.65	63.81	62.21	63.94	136.00

Asset Quality Ratios:
Non-performing assets to total loans	2.46%	3.30%	4.17%	3.63%	5.12%
Net loan charge-offs to average loans	0.79	1.14	0.99	1.54	1.73
Allowance for loan losses to total loans	1.43	1.92	2.05	2.11	2.80
Allowance for loan losses to non-performing loans	102.84	100.50	64.89	58.26	67.26

Capital Ratios:
Leverage ratio	12.5%	12.2%	11.7%	9.1%	8.6%
Average stockholders’ equity to average total assets	10.4	10.4	8.9	7.8	7.4
Tier 1 risk-based capital ratio	17.2	17.9	16.3	13.5	11.9
Total risk-based capital ratio	18.5	19.1	17.5	14.7	13.1
Dividend payout ratio	16.8	17.5	17.9	18.8	NM*

Other Key Data:
End-of-period full-time equivalent employees	207	197	196	199	199
Number of bank offices	24	21	21	21	22

* Number is not meaningful

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results of Operations

Overview

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiaries, the Banks, at December 31, 2013 and 2012, and the consolidated results of operations for each of the years in the three year period ended December 31, 2013. The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

The Company conducts its primary business through the Banks, which are community-oriented financial institutions offering a variety of financial services to its local communities. The Banks are engaged primarily in the business of attracting deposits from the general public and using such funds for the origination of: 1) commercial business and real estate loans and 2) secured consumer loans such as home equity lines of credit, automobile loans, and recreational vehicle loans. Additionally, the Banks originate and sell into the secondary market mortgage loans for the purchase of single-family homes in Floyd, Clark, and Scott counties, Indiana, and Fayette, Jefferson and Nelson counties, Kentucky, including surrounding communities. The Banks invest excess liquidity balances in mortgage-backed, U.S. agency, state and municipal and corporate securities.

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

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, carrying value of foreclosed and repossessed assets and deferred tax assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, amounts of allowances are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired. The Company evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other loans not subject to allowance allocations. These historical loss rates may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies.

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the allowance of $8.0 million was adequate to address probable incurred credit losses associated with the loan portfolio at December 31, 2013.

Carrying Value of Foreclosed and Repossessed Assets

Foreclosed and repossessed assets are acquired through or instead of loan foreclosure and are initially measured at fair value less estimated costs to sell. The Company obtains appraisals to determine the initial fair value and then makes any adjustments deemed necessary based on prevailing market conditions and length the asset remains in the Company’s inventory. Determining the carrying value requires significant management judgment as foreclosed and repossessed assets are typically acquired in distressed situations which may materially impact the valuation compared to similar assets in non-distressed sales transactions. Also, if foreclosed and repossessed assets are not sold in a timely manner, they can deteriorate in value significantly as there may be volatility in the market. At December 31, 2013, the Company had foreclosed and repossessed assets of $6.0 million which, in management’s estimation, were reported at the appropriate carrying value.

Deferred Tax Assets

The Company has a net deferred tax asset of approximately $2.5 million. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2013, a valuation allowance of $1.4 million has been established against the outstanding deferred tax asset due to incurred net operating losses for state income taxes. The net operating loss is partially due to YCB’s Nevada subsidiaries that hold and manage YCB’s investments and due to the results of 2009 including elevated provision for loan losses. The Company is uncertain if it will be able to utilize this benefit, thus a valuation allowance has been established against the state net operating loss. Note 11 to the Consolidated Financial Statements describes the net deferred tax asset. The Company has been profitable from 2010 through 2013 and has a positive earnings outlook for 2014. The net loss for 2009 was primarily attributable to a goodwill and other intangible asset impairment charge of $16.2 million and an elevated provision for loan losses of $15.9 million which were not repeated in subsequent years and are not expected to be repeated in 2014. As of December 31, 2013, the Company has $1.0 million of remaining other intangible assets subject to impairment and has an allowance for loan losses to total loans ratio of 1.43% which management believes is sufficient to cover probable incurred losses as of that date. The estimate of the realizable amount of this asset is a critical accounting policy.

Highlights

The Company had net income available to common shareholders of $7.9 million for the year ended December 31, 2013 compared to $6.9 million for 2012. The increase in earnings in 2013 was attributable to increases in net interest income of $2.2 million and non-interest income of $261,000 and decreases in income tax expense of $123,000 and provision for loan losses of $691,000, offset by an increase in non-interest expense of $2.3 million. Earnings per basic and diluted common shares increased to $2.32 for the year ended December 31, 2013 compared to basic and diluted earnings per common share of $2.06 in 2012. The Company’s book value per common share increased to $17.77 per share at December 31, 2013 from $17.34 at December 31, 2012.

The following table summarizes selected financial information regarding the Company's financial performance:

Table 1 – Summary

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2011
Net income available to common shareholders	$7,865	$6,921	$6,031
Basic earnings per common share	2.32	2.06	1.82
Diluted earnings per common share	2.32	2.06	1.79
Return on average assets	1.04%	0.95%	0.94%
Return on average equity	10.03	9.16	10.58

The Company’s total assets increased to $846.7 million at December 31, 2013 from $819.5 million at December 31, 2012 primarily due to increases in net loans of $96.0 million, net premises and equipment of $4.5 million, and settlement receivable for security sales of $11.1 million offset by decreases in cash and due from financial institutions of $3.6 million, interest-bearing deposits in other financial institutions of $21.4 million and securities available for sale of $55.9 million. Total deposits increased by $19.0 million to $643.6 million at December 31, 2013, primarily due to non-interest deposits increasing by $17.8 million from 2012. FHLB advances increased by $10.0 million, to $50.0 million, with other liabilities decreased by $3.8 million to $1.9 million as of December 31, 2013. Total shareholders’ equity increased by $2.0 million to $88.3 million at December 31, 2013 as the Company achieved net income available to common shareholders of $7.9 million, offset by a reduction in accumulated other comprehensive income (loss) by $5.2 million to $(1.7) million, and declared and paid dividends on common shares of $1.5 million.

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

For the year ended December 31, 2013, net interest income increased $2.2 million, to $31.0 million while the net interest margin on a taxable equivalent basis increased to 4.24% for 2013 from 4.07% in 2012. The increase in net interest income from 2012 to 2013 is primarily due to a decrease in the Company’s cost of interest bearing liabilities of 31 basis points and an increase in the average balance of non-interest bearing deposits to $172.7 million for 2013. The decrease in the cost of interest bearing liabilities was partially offset by a decrease in the yield on interest earning assets of 9 basis points attributable to the decline in the yield on the Company’s investment securities and loan portfolio during 2013.

Average interest earning assets increased to $768.5 million in 2013, from $741.3 million in 2012, mostly due to increases in average total loans and fees. The average balance of total loans and fees has increased to $524.8 million in 2013 from $490.0 million in 2012 while the yield declined to 5.22% from 5.43% over the same period. In April 2013, the Company completed the FDIC-assisted acquisition of First Federal Bank in Lexington, Kentucky which resulted in the addition of loans with a net carrying value of $63.6 million. The acquired portfolio consisted primarily of fixed rate, one-to-four family loans. Interest income on loans was bolstered by the recognition of $623,000 of accretion during 2013 from the loans acquired as part of the First Federal transaction. The decline in loan yield was due to the continued downward pressure resulting from competition in the Company’s market. Overall, loan demand remains soft as the Company continues to generate the significant portion of its originations from refinancing the debt of customers at other institutions. The Company also faces pressure to lower rates for existing customers or risk losing them to competitors. The Company’s average balance in tax-exempt securities increased from $72.0 million to $79.6 million in 2013, while the yield on a fully taxable equivalent basis declined from 6.09% in 2012 to 5.77% in 2013. The average balance in taxable securities decreased by $9.7 million to $142.7 million in 2013 while the yield on taxable securities decreased to 1.74% in 2013 from 1.94% in 2012. The decrease in the yield on tax-exempt and taxable securities was due to additional purchases of municipal securities and sales and maturities of higher-yielding mortgage-backed securities during 2013.

Average interest bearing liabilities decreased to $569.3 million for 2013 from $574.8 million in 2012 with average costs decreasing to 0.39% from 0.70% over the same periods. The decrease in average balance and cost in 2013 was the result of a decline all categories, most significantly in time deposits, other borrowings, and Federal Home Loan Bank advances. The Company continues to maintain a strong liquidity position, including securities available-for-sale, which has allowed management to reprice deposits at lower rates at maturity or as market conditions dictate. In addition, non-interest bearing deposits increased to an average balance of $172.7 million in 2013 from $141.3 million in 2012 which also improved the Company’s funding mix. As a result, time deposits decreased to an average balance of $161.9 million with an average cost of 0.38% in 2013 from $191.7 million with an average cost of 0.74% in 2012. Also contributing to the decrease in cost of funds was a reduction in the average cost of other borrowings which declined to 0.25% in 2013 from 1.15% in 2012, resulting in a decline in interest expense recognized of $493,000 to $113,000 in 2013. The decline was attributable to the maturation of a structured repurchase agreement in late 2012 that had a balance of $9.8 million at a rate of 4.97%. Also contributing to the decrease in cost of funds, was a shift in deposit mix from higher costing time deposits to lower costing savings and other transaction accounts which had an average balance $311.7 million in 2013 compared to $263.4 million in 2012 with average costs of 0.19% and 0.27% over the same periods, respectively. In addition, the Company lowered its interest expense associated with FHLB advances by $335,000 due to $63.0 million in advances at lower rates and repayment of $57.4 million during 2013.

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

Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2011 through 2013.

Table 2 - Average Balance Sheets and Rates for Years Ended 2013, 2012 and 2011

For analytical purposes, net interest margin and net interest spread are adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	2013			2012			2011
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$14,921	$76	0.51%	$20,908	$71	0.34%	$17,253	$44	0.25%
Taxable securities	142,713	2,479	1.74	152,409	2,965	1.94	139,695	3,930	2.81
Tax-exempt securities	79,624	4,598	5.77	72,004	4,394	6.09	58,274	3,778	6.48
Total loans and fees (1)(2)(3)	524,820	27,377	5.22	489,956	26,688	5.43	505,067	27,591	5.46
FHLB and Federal Reserve stock	6,424	287	4.47	5,992	202	3.36	6,327	182	2.87
Total earning assets	768,502	34,817	4.53	741,269	34,320	4.62	726,616	35,525	4.89

Non-interest earning assets:
Less: Allowance for loan losses	(8,931)			(10,181)			(10,321)
Non-earning assets:
Cash and due from banks	17,209			15,041			15,805
Bank premises and equipment, net	15,199			13,795			13,667
Other assets	42,370			46,064			39,572
Total assets	$834,349			$805,988			$785,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Savings and other	$311,661	$584	0.19%	$263,355	$710	0.27%	$268,647	$1,144	0.43%
Time deposits	161,912	607	0.38	191,723	1,421	0.74	208,595	2,741	1.31
Other borrowings	45,072	113	0.25	52,600	606	1.15	51,855	745	1.44
FHLB advances	33,703	517	1.54	50,164	852	1.69	45,595	924	2.03
Subordinated debenture	17,000	406	2.39	17,000	441	2.59	17,000	414	2.44
Total interest bearing liabilities	569,348	2,227	0.39	574,842	4,030	0.70	591,691	5,968	1.01

Non-interest bearing liabilities:
Non-interest bearing deposits	172,652			141,320			119,854
Other liabilities	5,906			5,898			3,775
Shareholders’ equity	86,443			83,928			70,020
Total liabilities and shareholders’ equity	$834,349			$805,988			$785,340

Net interest income (taxable equivalent basis)		32,590			30,290			29,557
Less: taxable equivalent adjustment		(1,564)			(1,494)			(1,284)
Net interest income		$31,026			$28,796			$28,273
Net interest spread			4.14%			3.92%			3.88%
Net interest margin			4.24%			4.07%			4.07%

(1) The amount of direct loan origination cost included in interest on loans was $341, $308, and $658 for the years ended December 31, 2013, 2012, and 2011, respectively.

(2) Includes loans held for sale and non-accruing loans in the average loan amounts outstanding.

(3) The amount of accretion recorded for acquired loans included in interest income on loans was $623, $18, and $27 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Table 3 - Volume/Rate Variance Analysis

	Year Ended December 31,2013 compared to Year Ended December 31, 2012			Year Ended December 31,2012 compared to Year Ended December 31, 2011
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
Interest income:
Interest-bearing deposits with other financial institutions	$5	$(24)	$29	$27	$11	$16
Taxable securities	(486)	(181)	(305)	(965)	333	(1,298)
Tax-exempt securities	204	448	(244)	616	848	(232)
Total loans and fees	689	1,849	(1,160)	(903)	(823)	(80)
FHLB and Federal Reserve stock	85	15	70	20	(10)	30
Total increase (decrease) in interest income	497	2,107	(1,610)	(1,205)	359	(1,564)

Interest expense:
Savings and other	(126)	115	(241)	(434)	(22)	(412)
Time deposits	(814)	(195)	(619)	(1,320)	(207)	(1,113)
Other borrowings	(493)	(76)	(417)	(139)	11	(150)
FHLB advances	(335)	(259)	(76)	(72)	87	(159)
Subordinated debenture	(35)	-	(35)	27	-	27
Total increase (decrease) in interest expense	(1,803)	(415)	(1,388)	(1,938)	(131)	(1,807)
Increase (decrease) in net interest income	$2,300	$2,522	$(222)	$733	$490	$243

Non-interest Income

Non-interest income was $8.7 million for 2013, $8.4 million for 2012, and $8.5 million for 2011. For the year ended December 31, 2013, non-interest income increased by 3.1% as compared to 2012 due primarily to the recognition of a bargain purchase gain of $1.9 million and an increase in interchange income of $54,000, offset by decreases net gain on sale of available for sale securities of $1.4 million and mortgage banking income of $204,000. In 2012, non-interest income decreased by 0.7% as compared to 2011 due primarily to decreases in net gains on sales of available for sale securities of $317,000, offset by increases in mortgage banking income of $151,000 and interchange income of $72,000.

Table 4 provides a breakdown of the Company’s non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

	Year Ended December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2013	2012	2011	2013/2012	2012/2011

Service charges on deposit accounts	$3,394	$3,408	$3,417	(0.4)%	(0.3)%
Commission income	173	166	156	4.2	6.4
Net gain on sale of available for sale securities	742	2,182	2,499	(66.0)	(12.7)
Mortgage banking income	217	421	270	(48.5)	55.9
Earnings on company owned life insurance	678	697	686	(2.7)	1.6
Interchange income	1,092	1,038	966	5.2	7.5
Bargain purchase gain	1,879	-	-	*	-
Other	509	511	487	(0.4)	4.9
Total	$8,684	$8,423	$8,481	3.1%	(0.7)%

* Not meaningful

For the year ended December 31, 2013, service charged on deposit accounts remained flat compared to 2012 at $3.4 million. The majority of service fees earned were non-sufficient funds and overdraft fees, which contributed $1.9 million to service charges recognized in 2013. Also contributing to service fee income in 2013, were monthly service fees on checking accounts of $795,000 and ATM fees of $284,000. In 2012, service charges on deposit accounts decreased slightly by $9,000 to $3.4 million. Of the $3.4 million of service charge income recognized in 2012, approximately $2.0 million was earned from non-sufficient funds and overdraft fees charged to customers. Non-sufficient funds and overdraft fees decreased by $396,000 from 2011 to 2012 due to regulatory changes made in 2010. The decrease in non-sufficient funds and overdraft fees in 2012 was partially offset by an increase in service fees on deposit accounts of approximately $234,000, service fees on savings accounts of $53,000, and ATM surcharges of $88,000.

In 2013, the Company received net proceeds of $51.0 million on sales of available for sale securities for net gains of $742,000 compared to proceeds of $88.4 million and net gains of $2.2 million in 2012. The proceeds from sales are reinvested in the security portfolio as management continues to selectively sell securities when it is determined a change in the prepayment risk may reduce the unrealized gain in an investment.

For the year ended December 31, 2013, mortgage banking income decreased to $217,000 from $421,000 the year prior. In 2013, the Company sold $10.3 million of loans into the secondary market compared to $20.8 million in 2012. During 2013, management elected to retain a higher percentage of its mortgage loans in the portfolio rather than selling into the secondary market to bolster the loan portfolio and increase interest income. In 2012, mortgage banking income increased by $151,000 to $421,000 compared to $270,000 in 2011. In 2012, the Company originated $20.5 million of loans for sale into the secondary market as compared to $15.3 million in 2011

Earnings on company owned life insurance decreased slightly by $19,000 to $678,000 for the year ended December 31, 2013 as compared to $697,000 for the year ended December 31, 2012. In 2013, crediting rates continued to remain flat causing only a slight change in income. During 2012, earnings on company owned life insurance increased slightly to $697,000 from $686,000 for the equivalent period in 2011 as the crediting rate remained relatively consistent with 2011.

In 2013, interchange income increased to $1.1 million from $1.0 million in 2012. The Company continues to focus on increasing interchange income through various initiatives including offering incentives to current and new customers. In 2012, interchange income increased to $1.0 million from $966,000 in 2011. The Company added new deposit accounts during 2013 and 2012 which also factored into the increase in interchange income over the respective periods.

Non-interest Expense

Non-interest expense increased to $26.1 million for the year ended December 31, 2013 from $23.7 million in 2012. The increase was due to increases in salaries and employee benefits, equipment, data processing, legal and professional, and other expense, offset by a decrease in foreclosed and repossessed assets. In 2012, non-interest expense increased to $23.7 million from $22.9 million for the same period in 2011. The increase was attributable mostly to salaries and employee benefits, foreclosed and repossessed assets, and legal and professional expense, offset by decreases in occupancy, data processing and FDIC insurance premiums.

Table 5 provides a breakdown of the Company’s non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense

	Year Ended in December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2013	2012	2011	2013/2012	2012/2011

Salaries and employee benefits	$13,381	$12,181	$11,556	9.9%	5.4%
Occupancy	2,234	2,184	2,314	2.3	(5.6)
Equipment	1,277	1,060	1,075	20.5	(1.4)
Data processing	2,794	2,266	2,512	23.3	(9.8)
Marketing and advertising	349	299	219	16.7	36.5
Legal and professional	2,027	1,715	1,570	18.2	9.2
FDIC insurance premiums	670	653	743	2.6	(12.1)
Foreclosed and repossessed assets, net	644	1,135	735	(43.3)	54.4
Other	2,695	2,255	2,139	19.5	5.4
Total	$26,071	$23,748	$22,863	9.8%	3.9%

Salaries and employee benefits increased $1.2 million, to $13.4 million for the year ended December 31, 2013. The increase is attributable to the rise in full time equivalent employees (“FTE”) to 204 from 197 in 2012 along with the First Federal FDIC-assisted acquisition in April 2013 and the cost associated with maintaining staff levels during the transition. The average expense per FTE increased to $66,000 from $62,000 in 2013 and 2012, respectively, as employee group insurance increased by $183,000 and performance based compensation (including stock based compensation) increased by $45,000 for the year. As the Company continues to increase net income and meet budgetary goals, compensation based on performance has also increased. Also factoring into the increase in salaries and benefits during 2013 were retention bonuses paid to staff of First Federal to work through the conversion of data to the Company’s core processor and overtime and bonuses to staff in assisting with the conversion. In 2012, salaries and employee benefits increased to $12.2 million from $11.6 million in 2011 with a slight increase in the number of full time equivalent employees (“FTE”) to 197 at the end of 2012 from 196 at December 31, 2011. The average expense per FTE increased to $62,000 for 2012 from $59,000 in 2011 which was due to increases in base salaries to employees, bonus and incentive pay, payroll tax and insurance benefits expense. Due to the performance of the Company in 2012, incentive and stock based compensation also increased as the majority of the Company’s incentive plans are primarily based on achievement of budgeted net income.

Occupancy expense increased slightly by $50,000 to $2.2 million for the year ended December 31, 2013 compared to the prior year. Increases in office building depreciation of $114,000, repairs and maintenance of office buildings of $112,000 and rent of $156,000 were offset by an increase in rental income of $305,000. As part of the acquisition of First Federal Bank, the Company acquired three branches, two of which were purchased and one in which the lease was assumed which accounted for the increase in building depreciation, rent expense, and repairs and maintenance. Certain of the branch space acquired as part of the transaction was leased to third-parties which resulted in the increase in to rent income. Occupancy decreased by $130,000 to $2.2 million for the year ended December 31, 2012 from $2.3 million for the same period in 2011. The decrease was primarily due to a decrease in property taxes of $188,000 resulting from a successful challenge of the assessed value of YCB’s main office location with the local government authority, offset by small increases in rent and depreciation expense.

Equipment expense increased to $1.3 million for the year ended December 31, 2013, compared to $1.1 million in 2012, which was attributable to increases in repairs and maintenance and depreciation expense for computer equipment. During 2013, the Company incurred equipment expense associated with the acquisition of First Federal including the replacement of existing computer hardware and software and general repairs and maintenance. Additionally, the Company has continued to focus on utilizing software to leverage resources and improve efficiency resulting in additional deprecation. In 2012, equipment expense remained consistent at $1.1 million compared to 2011, which was attributable to a decrease in depreciation expense for furniture and fixtures, repairs and maintenance of furniture and fixtures, and automobile expense, offset by increases in depreciation expense for computer equipment and personal property tax expense. The Company has been focused on efficient use of its capital expenditures which has allowed us to reduce our expenditures in certain areas and/or use older equipment for longer periods.

For the year ended December 31, 2013, data processing expense increased by $528,000 to $2.8 million, compared to $2.3 million for the same period in 2012. The increase is attributed to increases in data processing services of $189,000, third party core data processor expense of $207,000, and communication lines of $107,000. The increases were associated with the conversion of First Federal to the Company’s core data processor and communication expenditures to connect the new branches to our network. Data processing expense decreased in 2012 by $246,000 to $2.3 million, compared to $2.5 million in 2011, due to a decrease in expense for the Company’s third party core data processor. Those decreases were offset by increases in communication lines and software and hardware maintenance expense.

Marketing and advertising expense increased to $349,000 in 2013 compared to $299,000 in 2012. The Company incurred additional advertising expenses when the Company expanded into a new market with the First Federal acquisition. In 2012, marketing and advertising expense was $299,000, up from $219,000 in 2011 as the Company increased its spending on event advertising and sponsorships.

Legal and professional service fees increased by $312,000 to $2.0 million in 2013 compared to $1.7 million in 2012. The increase was due to higher professional services expense of $187,000, legal fees of $103,000 and audit and accounting services of $58,000, offset by a decrease in legal fees for loans of $24,000. During 2013, the Company incurred additional professional service fees, including accounting and auditing, associated with the acquisition of First Federal including valuations of acquired loans and deposits and audit, legal, and investment banker fees. In 2012, legal and professional service fees increased by $145,000 to $1.7 million compared to $1.6 million in 2011. The increase was due to professional services expense of $306,000, offset by a decrease in legal fees of $161,000. The increase in professional service expense was due to fees incurred with the implementation of a captive insurance subsidiary during the fourth quarter of 2012. While legal fees decreased for 2012, they remain elevated due to higher levels of non-performing assets and past due credits.

FDIC insurance premiums increased slightly to $670,000 in 2013 compared to $653,000 in 2012 due to the increase in average assets during the year. In 2012, FDIC insurance premiums decreased to $653,000 in 2012 from $743,000 in 2011. The decrease is attributable to the change in the assessment base in 2011 to average assets less average Tier 1 equity resulting in a full 12 months of the new methodology in 2012 versus 9 months in 2011 and an increase in the subsidiary bank’s Tier 1 capital.

Foreclosed and repossessed assets expense, net, decreased to $644,000 for the twelve months ended December 31, 2013 from $1.1 million in 2012 due primarily to decreases in net losses on sales of $265,000 and decreased expense of other real estate owned of $260,000. The decrease in net losses on sales of foreclosed and repossessed assets was due to a decrease in sales (both cash and financed) as well as smaller incurred net losses per property sold as compared to 2012. During 2012, the Company disposed of two properties that amounted to a total of $359,000 in losses; there were no properties disposed in 2013 with losses incurred greater than $100,000. Foreclosed and repossessed assets expense, net, increased to $1.1 million for the twelve months ended December 31, 2012 from $735,000 in 2011 due primarily to net losses on sales of $485,000 and increased expense of other real estate owned. The increase in net losses on sales of foreclosed and repossessed assets was due to an increase in sales (both cash and financed) to $10.4 million in 2012 from $2.2 million in 2011. It is anticipated expenditures for foreclosed and repossessed assets will remain elevated in 2014.

For the year ended December 31, 2013, other expenses increased by $440,000 to $2.7 million from $2.3 million over the same period in 2012. The increase is attributed to a loss on sale of fixed assets and increased core deposit intangible amortization. During 2013, the Company sold, at a $99,000 loss, property that had been held for possible branch expansion. In addition, as part of the First Federal acquisition, the Company recorded a core deposit intangible asset of $668,000 which also increased the amount of amortization recognized during the year (see Footnote 2 to the consolidated financial statements for more information on the First Federal acquisition). Other expenses increased to $2.3 million in 2012 compared to $2.1 million in 2011. The increase was primarily due to a reduction in the amount of the deferral of direct loan origination costs 2012 as compared to 2011 and increased expense for conferences and training, offset by a decrease in telephone expense as the Company installed a new telephone system that eliminated costs associated with the older system.

Income Tax Expense

For the year ended December 31, 2013, the Company’s income tax decreased to $1.6 million from $1.7 million in 2012 while the effective tax rate also declined to 15.3% from 18.0% over the same period, respectively. The decrease in income tax expense and effective tax rate was attributable to the formation of the Company’s captive insurance subsidiary, CBIN Insurance, Inc. during the fourth quarter of 2012. CBIN Insurance, Inc. issued insurance policies to the Company’s subsidiaries effective beginning in 2013 for certain gaps in coverage and insurable risks that may not be cost effectively obtained through third parties. From an income tax perspective, CBIN Insurance, Inc.’s revenue is exempt from income taxes up to $1.2 million while the expense at the subsidiaries is tax deductible. As a result, the Company realized a benefit of $375,000 during 2013. Also impacting the Company’s effective tax rate in 2013 was an increase in tax-exempt income of $74,000. Income tax expense for the year ended December 31, 2012 was $1.7 million compared to $2.1 million in 2011 while the effective tax rate decreased to 18.0% from 22.0% over the same period. The decrease in income tax expense and effective tax rate was due to an increase in tax exempt income of $140,000 and low income tax housing credit of $110,000.

Financial Condition

Loan Portfolio

The Company’s loan portfolio increased to $552.9 million as of December 31, 2013 from $456.8 million as of December 31, 2012. All categories of loans increased from the previous year with exception of consumer loans, which declined by $806,000. Of the total increase through December 31, 2013, $44.2 million was attributable to the acquisition of First Federal Bank in Lexington, KY. The largest increases occurred in the Company’s residential real estate and commercial real estate loan portfolios of $54.2 million and $30.0 million, respectively. Also impacting the loan portfolio during 2013 were charge-offs of $4.7 million and loans transferred into other real estate owned of $8.1 million. During 2013, the Company recorded originations, net of payments, of $38.6 million as the Company saw a slight increase in loan demand in addition to retaining more mortgage loans in the portfolio as opposed to selling into the secondary market.

Commercial loans, which consist of loans to business customers secured by business assets such as accounts receivable, inventory, and equipment, increased to $107.5 million as of December 31, 2013 from $96.3 million as of December 31, 2012. The increase in the commercial portfolio was mostly due to organic growth along with commercial loans acquired in the First Federal transaction of $1.6 million at the end of the year. Commercial loans have certain inherent risks which require loan officers to carefully monitor the borrower’s financial condition and receive periodic updates on the aging and balance of accounts receivable and inventory, if secured by these types of assets. Should the Company be forced to pursue foreclosure, there can often be significant erosion in the value of the collateral securing these types of loans. The value of equipment securing commercial borrowings generally tends to depreciate in value rapidly and/or may be industry specific with a limited market for resale. Accounts receivable are most likely have significant past due issues if the borrower is having financial difficulty and also may be worth a fraction of the balance while inventory may be stale.

Construction loans increased slightly by $769,000 for the year ended December 31, 2013 to $40.0 million. During 2013, the Company acquired construction loans with a balance of $311,000 as of December 31, 2013, offset by net charge-offs of $2.1 million for 2013 as compared to $885,000 in 2012. While demand for construction loans remains relatively soft, the Company was able to increase its portfolio slightly for the year as compared to declines from 2009 through 2012. Construction loans consist of both individual and business borrowings for the development and construction of 1-4 family residences and subdivisions. Beginning in 2008, the Company has experienced a high rate of delinquency and charge-offs in this portfolio, mostly to developers of multiple properties, as the market for new homes in our market area slowed. The repayment of commercial construction loans is dependent on the resale to third parties in a timely fashion. Should there be a significant delay in selling the finished properties or a downturn in the market, the developer may not receive cash sufficient to service their borrowings. In addition, if the Company forecloses on a partially or fully developed property, there can be significant erosion in value as the improvements may have deteriorated resulting in losses to the Company. Management has continued to work with our construction borrowers who are having difficulty to minimize our loss exposure and prevent foreclosure including restructuring where appropriate.

Commercial real estate loans had a large increase for the year ended December 31, 2013 of $30.0 million to $198.5 million from $168.5 million at December 31, 2012. During 2013 the Company has increased its commercial real estate loan portfolio through expansion into a new market through the First Federal acquisition and the hiring of new commercial loan officers. The Company acquired loans with a balance of $8.6 million as of December 31, 2013 from the First Federal acquisition. There continues to remain strong competition from other financial institutions in our market for new commercial real estate loans to qualified customers and, in some cases, we have declined to match offering rates that we believed were not commensurate with the associated risk. Commercial real estate loans are secured by owner occupied properties and commercial properties rented to third parties. Commercial real estate loans secured by owner occupied properties are dependent upon the profitability of the underlying business for repayment. Typically, commercial real estate loans secured with owner occupied property have a lower risk of loss compared to other types of commercial real estate as evidenced by the Company’s loss history. Commercial real estate secured by non owner occupied properties are considered to be higher risk as the repayment is dependent upon some form of rental income. Generally, loans in this category are secured by multi-tenant properties leased to retail and commercial customers and hotels/motels.

Residential real estate loans accounted for the largest increase in balance for 2013, increasing from $155.4 million at December 31, 2012 to $209.6 million at December 31, 2013, an increase of $54.2 million. Residential loans included borrowings secured by first and second liens on 1-4 family residential properties, including home equity lines of credit. The increase in the portfolio was partially attributed to acquired loans with a balance of $33.7 million as of December 31, 2013. In addition, the Company retained a higher percentage of its originated residential real estate loans in 2013 as opposed to selling into the secondary market. As a result, loans sold during 2013 declined to $10.3 million from $20.8 million in 2012.

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

Table 6 provides a breakdown of the Company’s loans by type during the past five years.

Table 6 - Loans by Type

	As of December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Commercial	$107,461	$96,306	$100,884	$103,295	$94,168
Construction	39,986	39,217	44,722	48,872	51,592
Commercial Real Estate	198,477	168,488	170,723	171,931	193,577
Residential Real Estate	209,613	155,374	175,886	177,411	189,403
Consumer	5,398	6,204	7,759	11,578	14,679
Total loans	$560,935	$465,589	$499,974	$513,087	$543,419

Table 7 illustrates the Company’s fixed rate maturities and repricing frequency for the loan portfolio.

Table 7 - Selected Loan Distribution

As of December 31, 2013 (Dollars in thousands)	Total	One Year or Less	Over One Through Five Years	Over Five Years
Fixed rate maturities:
Commercial	$71,258	$10,302	$29,421	$31,535
Construction	20,232	9,220	7,141	3,871
Commercial Real Estate	115,998	13,786	65,803	36,409
Residential Real Estate	129,129	8,430	61,262	59,437
Consumer	5,227	1,684	3,377	166
Total fixed rate maturities	$341,844	$43,422	$167,004	$131,418

Variable rate maturities:
Commercial	$36,203	$28,302	$5,542	$2,359
Construction	19,754	6,442	7,155	6,157
Commercial Real Estate	82,479	12,225	10,014	60,240
Residential Real Estate	80,484	10,345	14,513	55,626
Consumer	171	59	40	72
Total variable rate maturities	$219,091	$57,373	$37,264	$124,454

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

The Company maintains the allowance for loan losses at a level that is sufficient to absorb probable credit losses incurred in its loan portfolio. The allowance is determined based on the application of loss estimates to graded loans by categories. Management determines the level of the allowance for loan losses based on its evaluation of the collectability of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses. As of December 31, 2013, the Company’s allowance for loan losses totaled $8.0 million, a decrease of $800,000 from December 31, 2012 which lowered the allowance for loan losses to total loans ratio to 1.43% from 1.88% for the same periods, respectively. The Company’s net charge-offs totaled $4.2 million in 2013, a decrease from $5.6 million for the 2012 fiscal year. Of the $4.7 million in charge-offs in 2013, $1.2 million were commercial real estate loans as compared to $3.0 million of commercial real estate charge-offs in 2012 and $2.2 million were construction loans as compared to $938,000 in 2012. The increase in construction charge-offs was mostly due to the write-off of one large credit relationship totaling $2.0 million. Beginning in late 2007 the Company has experienced an elevated level of non-performing loans coupled with declines in collateral values securing certain types of loans in its portfolio, specifically construction real estate. The Company’s loan portfolio has had increases in past due loans, impaired loans, and classified loans beginning in 2007 through 2013 which has led to an increase in charge-offs for those credits management has determined to be uncollectible. Management has allocated amounts for probable incurred losses in the Company’s loan portfolio based on the best estimate available as of December 31, 2013.

Provisions for loan losses are charged against earnings to bring the total allowance for loan losses to a level considered adequate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectability of the Company’s loan portfolio. The provision for loan losses decreased to $3.4 million for the twelve months ended December 31, 2013 from $4.1 million for the same period in 2013, or $691,000 and 16.8%. During 2013, the volume of problem credits decreased as compared to 2012 which resulted in lower non-performing loans of $7.8 million at December 31, 2013 as compared to $8.7 million at December 31, 2012. Over the same period, classified loans (includes loans classified as substandard and doubtful) decreased to $19.3 million as compared to $28.0 million at December 31, 2012 (see Footnote 4 to the Company’s Consolidated Financial Statements for further information on classified loans). During 2013, the number of new identified classified credits continued to slow while the Company was able to resolve previously identified classified credits through foreclosure or improvement by the borrower. The provision expense for 2013 was significantly impacted by the downgrade and corresponding provision of $2.0 million related to one construction loan. During 2013, the customer stopped making payments on the loan which had a balance of $2.8 million and subsequently was placed on non-accrual status. The loan was downgraded and classified as impaired with a provision of $2.0 million recorded which reduced the carrying amount, net of allowance, to $814,000. During the fourth quarter of 2013, the Company determined the loan was collateral dependent and charged-off the recorded allowance in accordance with applicable regulatory guidance. As of December 31, 2013, the loan has a carrying amount of $814,000 without a recorded allowance and is included in the Company’s non-accrual and classified loan totals as of the same date. Excluding the aforementioned credit, the Company has continued to see improvement in credit quality as evidenced by improvements in both non-accrual and classified loans. The decreases were achieved despite the acquisition of First Federal which comprised $1.5 million of the Company’s $7.8 million non-accrual loans at December 31, 2013. At the acquisition date, the Company acquired credit impaired loans with a carrying amount of $14.2 million and $10.2 million as of December 31, 2013. Purchased credit impaired loans do not have allowance for loan losses allocated unless there is subsequent deterioration in the amount of cash flows expected; as of December 31, 2013, the Company had not allocated an allowance for additional losses for the purchased credit impaired loans.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may differ from actual results.

Table 8 provides the Company’s loan charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience

	Year Ended in December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Allowance for loan losses at beginning of year	$8,762	$10,234	$10,864	$15,236	$9,478
Charge-offs:
Commercial	(132)	(1,008)	(2,827)	(843)	(2,122)
Construction	(2,197)	(938)	(1,065)	(4,063)	(5,742)
Commercial real estate	(1,213)	(3,043)	(547)	(1,885)	(411)
Residential real estate	(951)	(769)	(785)	(1,557)	(1,449)
Consumer	(231)	(204)	(337)	(340)	(661)
Total	(4,724)	(5,962)	(5,561)	(8,688)	(10,385)
Recoveries:
Commercial	121	107	109	212	52
Construction	106	53	2	22	-
Commercial real estate	165	54	232	102	14
Residential real estate	65	57	40	68	40
Consumer	104	118	158	79	112
Total	561	389	541	483	218
Net loan charge-offs	(4,163)	(5,573)	(5,020)	(8,205)	(10,167)
Provision for loan losses	3,410	4,101	4,390	3,833	15,925
Allowance for loan losses at end of year	$8,009	$8,762	$10,234	$10,864	$15,236

Ratios:
Allowance for loan losses to total loans	1.43%	1.88%	2.05%	2.11%	2.80%
Net loan charge-offs to average loans	0.79	1.14	0.99	1.57	1.73
Allowance for loan losses to non-performing loans	102.84	100.50	64.88	72.36	67.26

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

Table 9 - Management's Allocation of the Allowance for Loan Losses

	As of December 31,
	2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
(Dollars in		to Total		to Total		to Total		to Total		to Total
thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Commercial	$1,757	19.2%	$2,007	20.7%	$2,999	20.2%	$3,245	20.1%	$3,032	17.3%
Construction	2,210	7.1	1,399	8.4	1,112	8.9	1,893	9.5	6,633	9.5
Commercial Real Estate	1,565	35.4	2,836	36.2	3,207	34.1	2,499	33.5	1,828	35.6
Residential Real Estate	2,383	37.3	2,389	33.4	2,681	35.2	2,803	34.6	3,243	34.9
Consumer	94	1.0	131	1.3	235	1.6	424	2.3	500	2.7
Total	$8,009	100.0%	$8,762	100.0%	$10,234	100.0%	$10,864	100.0%	$15,236	100.0%

Asset Quality

Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. The Company defines impaired loans to be those loans that management has determined it is probable, based on current information and events, the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans individually classified as impaired decreased to $19.8 million at December 31, 2013 from $28.6 million at December 31, 2012. Impaired loans at December 31, 2013 and 2012 included $10.5 million and $13.8 million, respectively, of troubled debt restructurings (“TDR’s”). For further information on non-performing loans and their impact on the Company’s earnings, see discussion above under “Allowance and Provision for Loan Losses”.

Total non-performing loans decreased to $7.8 million at December 31, 2013 from $8.7 million at December 31, 2012 with total non-performing assets decreasing to $13.8 million from $15.1 million as of the same dates, respectively. Non-performing assets also include foreclosed real estate and other repossessed assets that have been acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Foreclosed real estate and repossessed assets are carried at fair value less estimated selling costs, and are actively marketed for sale.

Table 10 provides the Company’s non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

	As of December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Loans on non-accrual status (1)(2)	$7,787	$8,718	$15,772	$15,013	$22,653
Loans past due 90 days or more and still accruing	-	-	-	-	-
Total non-performing loans	7,787	8,718	15,772	15,013	22,653
Other foreclosed and repossessed assets	5,988	6,345	5,076	3,633	5,190
Total non-performing assets	$13,775	$15,063	$20,848	$18,646	$27,843

Percentage of non-performing loans to total loans	1.39%	1.87%	3.15%	2.93%	4.17%
Percentage of non-performing assets to total loans	2.46	3.24	4.17	3.63	5.12

(1)	Impaired loans on non-accrual status are included in loans. See Note 4 to the Consolidated Financial Statements for additional discussion on impaired loans.
(2)	Includes loans acquired in the First Federal acquisition of $1.4 million at December 31, 2013.

Investment Securities

Table 11 sets forth the breakdown of the Company’s securities portfolio for the past five years.

Table 11 - Securities Portfolio

	As of December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Securities Available for Sale:
State and municipal	$78,710	$84,437	$76,527	$56,498	$49,809
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	107,274	154,980	121,027	146,083	120,084
U.S. Government and federal agency	9,101	10,355	-	-	-
Collateralized debt obligations, including trust preferred securities	-	1,176	937	1,359	2,585
Mutual Funds	242	257	255	248	245
Total securities available for sale	$195,327	$251,205	$198,746	$204,188	$172,723

Table 12 sets forth the breakdown of the Company’s investment securities available for sale by type and maturity as of December 31, 2013. For analytical purposes, the weighted average yield on state and municipal securities is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt securities. A tax rate of 34% was used in adjusting interest on tax-exempt securities to a fully taxable equivalent (“FTE”) basis.

Table 12 - Investment Securities Available for Sale

	As of December 31, 2013
			Weighted
	Amortized		Average
(Dollars in thousands)	Cost	Fair Value	Yield
State and municipal
Within one year	$55	$55	0.76%
Over one through five years	1,721	1,867	5.51
Over five through ten years	29,434	29,952	5.15
Over ten years	45,893	46,836	5.92
Total state and municipal	77,103	78,710	5.61

Total mutual funds	250	242	2.33

Residential mortgage-backed agencies issued by U.S. Government sponsored entities
Within one year	1,026	1,045	3.45
Over one through five years	77,641	75,820	2.00
Over five through ten years	31,657	30,409	1.92
Total mortgage-backed securities	110,324	107,274	1.99

U.S. Government sponsored entities and agencies
Over one through five years	682	687	2.06
Over five through ten years	9,020	8,414	1.38
Total US government agency securities	9,702	9,101	1.43
Total available for sale securities	$197,379	$195,327	3.38%

Securities available for sale decreased to $195.3 million at December 31, 2013 from $251.2 million at December 31, 2012. The decrease in available for sale securities was due primarily to sales of $51.0 million, offset by purchases of $37.3 million and maturities, prepayments and calls of $24.2 million during 2013. In the fourth quarter of 2013, the Company elected to sell all of its collateralized debt obligations (“CDOs”) due to uncertainty about whether they would be permitted holdings under recently enacted Volcker Rule. Management elected to sell the CDOs to maximize the value received as there was a great deal of downside risk to keeping them in the portfolio and awaiting clarification of the guidance. The Company recognized a net loss on the sale of $403,000 on its CDOs which had an amortized cost of $3.9 million at the date of sale. The current strategy for the securities portfolio is to maintain an intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates. The investment portfolio primarily consists of mortgage-backed securities, securities issued by the United States government and its agencies, securities issued by states and municipalities, and trust preferred securities. Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.

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

Total deposits increased by $19.0 million to $643.6 million at December 31, 2013 due mainly to an increase in non-interest bearing deposits of $17.8 million. Total interest bearing deposits remained consistent from 2012 to 2013 with increases in demand accounts of $11.1 million, money markets of $3.7 million, and savings of $5.7 million, offset by decreases in total certificates of deposits of $19.3 million. In 2013, management continued its focus on repricing maturing certificates of deposits and lowering the current offering rates for other interest bearing deposit accounts given the current rate environment. The Company was able to reprice deposits rates at or below rates offered in its markets and was able to lower the average rate for all interest-bearing deposit accounts to 0.25% in 2013 from 0.47% in 2012. As a result of the reduction in rates, the Company saw a decrease in its certificate of deposit accounts. The Company’s non-interest bearing deposits increased in 2013 due to an emphasis on growing these types of accounts through allocating a significant portion of incentive based compensation for business service and retail employees on growth of non-interest deposits. Also impacting deposits in 2013, was the First Federal acquisition in which the Company assumed $87.0 million deposits, primarily interest bearing.

Table 13 provides a profile of the Company’s deposits during the past five years.

Table 13 – Deposits

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Demand (NOW)	$122,051	$110,986	$92,683	$85,520	$83,748
Money market accounts	141,073	137,385	134,818	149,777	119,991
Savings	45,117	39,397	36,010	35,127	31,721
Individual retirement accounts-certificates of deposit	25,418	25,395	28,375	31,760	32,583
Certificates of deposit, $100,000 and over	55,641	64,854	69,873	83,918	90,380
Other certificates of deposit	67,118	77,239	91,722	117,705	123,753

Total interest bearing deposits	456,418	455,256	453,481	503,807	482,176
Total non-interest bearing deposits	187,207	169,411	127,877	115,014	110,247

Total	$643,625	$624,667	$581,358	$618,821	$592,423

Table 14 – Average Deposits

	December 31,
	2013		2012		2011
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand (NOW)	$121,252	0.21%	$92,644	0.29%	$85,133	0.34%
Money market accounts	147,505	0.21	132,321	0.32	146,664	0.57
Savings	42,904	0.03	38,390	0.05	36,850	0.05
Individual retirement accounts-certificates of deposit	26,807	0.46	27,513	0.88	30,415	1.44
Certificates of deposit, $100,000 and over	55,209	0.34	73,624	0.69	71,407	1.19
Other certificates of deposit	79,896	0.37	90,586	0.74	106,773	1.36

Total interest bearing deposits	473,573	0.25%	455,078	0.47%	477,242	0.81%
Total non-interest bearing deposits	172,652	-	141,320	-	119,854	-

Total	$646,225		$596,398		$597,096

Other Borrowings

The Company’s other borrowings consist of repurchase agreements and federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions. While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase. Other borrowings increased slightly to $45.7 million at December 31, 2013 from $45.5 million at December 31, 2012 due to a decrease in repurchase agreements.

Federal Home Loan Bank Advances

FHLB advances increased to $50.0 million at December 31, 2013 from $40.0 million at December 31, 2012. Due to the increase in loan demand along with the First Federal acquisition, the Company has increased the use of FHLB advances during the year to assist in the funding needs while interest rates remain low. Management evaluates its use of wholesale funding in relation to its other funding options (deposits, federal funds purchased, sales of securities, etc.) based on the cost and the Company’s immediate and long-term liquidity needs (see the “Liquidity” section for further information on FHLB advance availability).

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. The Bank’s primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquidity management is both a daily and long term function of business management. If the Banks require funds beyond those generated internally, then as of December 31, 2013 the Banks had $60.0 million in additional capacity under its borrowing agreements with the FHLB based on the Banks’ current FHLB stock holdings and approximately $31.5 million in federal funds purchased with other financial institutions. The holding company’s primary source of liquidity is dividends from its subsidiaries, YCB and SCSB which are limited by banking regulations. Currently, YCB can declare and pay dividends of $2.5 million while SCSB cannot declare dividends without prior regulatory approval. The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Capital

Total capital of the Company increased to $88.3 million at December 31, 2013 from $86.4 million as of December 31, 2012, an increase of $1.9 million or 2.2%. The increase in capital was primarily due to net income available to common shareholders of $7.9 million offset by dividends on common shares of $1.5 million and a reduction in accumulated other comprehensive income (loss) by $5.2 million to $(1.7) million as of December 31, 2013. We are prohibited from paying dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock. To date we have met all our required dividend payments on the senior preferred stock and thus are not prohibited from paying dividends on our common stock.

The Company has been repurchasing shares of its common stock since May 21, 1999. A net total of 469,280 shares at an aggregate cost of $8.1 million have been repurchased since that time under both the current and prior repurchase plans. The Company’s Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock could be purchased. Through December 31, 2013, a total of $1.6 million had been expended to purchase 85,098 shares under this plan. The Company’s ability to repurchase shares is restricted should we not pay dividends on preferred shares issued under the SBLF program.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions. The Company and the Banks continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital ratios (see Note 14 to the Consolidated Financial Statements).

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2013:

(In thousands)
Commitments to make loans	$8,260
Unused lines of credit	130,267
Standby letters of credit	2,495
Total	$141,022

Aggregate Contractual Obligations

		Less than			More than
As of December 31, 2013:	Total	1 year	1-3 years	3-5 years	5 years
(Dollars in thousands)
Time deposits	$148,177	$116,365	$27,997	$3,703	$112
Repurchase agreements	45,688	45,688	-	-	-
FHLB borrowings	50,000	10,000	40,000	-	-
Subordinated debentures	17,000	-	-	-	17,000
Note payable	34	34	-	-	-
Defined benefit plan	873	43	378	179	273
Lease commitments	2,448	625	1,129	568	126
Total	$264,220	$172,755	$69,504	$4,450	$17,511

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (“Up 200 Scenario”), it is estimated that as of December 31, 2013 the Company’s net interest income would decrease by an estimated $226,000, or 0.7%, over the one year forecast horizon. As of December 31, 2012, in the Up 200 Scenario the Company estimated that net interest income would decrease $117,000 over a one year forecast horizon ending December 31, 2013.

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

The following tables, which are representative only and are not precise measurements of the effect of changing interest rates on the Company’s net interest income in the future, illustrate the Company’s estimated one year net interest income sensitivity profile based on the above referenced asset/liability model as of December 31, 2013 and 2012, respectively:

Interest Rate Sensitivity For 2013

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points

Projected interest income:
Loans	$26,757	$27,848
Investments	5,245	5,312
FHLB and FRB stock	181	181
Interest-bearing deposits in other financial institutions	5	25
Federal funds sold	15	54
Total interest income	32,203	33,420

Projected interest expense:
Deposits	974	1,745
Federal funds purchased and Repurchase agreements	185	714
FHLB advances	329	329
Subordinated debentures	399	542
Total interest expense	1,887	3,330
Net interest income	$30,316	$30,090

Change from base		$(226)
% Change from base		(0.7)%

Interest Rate Sensitivity For 2012

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points

Projected interest income:
Loans	$24,531	$25,408
Investments	5,829	6,056
FHLB and FRB stock	184	184
Interest-bearing deposits in other financial institutions	1	3
Federal funds sold	92	335
Total interest income	30,637	31,986

Projected interest expense:
Deposits	1,133	1,929
Federal funds purchased and Repurchase agreements	169	696
FHLB advances	443	443
Subordinated debentures	410	553
Total interest expense	2,155	3,621
Net interest income	$28,482	$28,365

Change from base		$(117)
% Change from base		(0.4)%

COMMUNITY BANK SHARES OF INDIANA, INC.

New Albany, Indiana

FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Community Bank Shares of Indiana, Inc.

New Albany, Indiana

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank Shares of Indiana, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Louisville, Kentucky

March 31, 2014

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(In thousands, except per share amounts)

	2013	2012
ASSETS
Cash and due from financial institutions	$15,393	$19,039
Interest-bearing deposits in other financial institutions	10,896	32,305
Securities available for sale	195,327	251,205
Loans held for sale	68	1,225
Loans, net of allowance for loan losses of $8,009 and $8,762	552,926	456,827
Federal Home Loan Bank and Federal Reserve Bank stock	5,955	5,998
Accrued interest receivable	3,149	3,014
Premises and equipment, net	18,557	14,094
Company owned life insurance	21,386	20,709
Other intangible assets	1,004	638
Foreclosed and repossessed assets	5,988	6,345
Settlement receivable for security sales	11,136	-
Other assets	4,950	8,101
	$846,735	$819,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$187,207	$169,411
Interest-bearing	456,418	455,256
Total deposits	643,625	624,667
Other borrowings	45,722	45,500
Federal Home Loan Bank advances	50,000	40,000
Subordinated debentures	17,000	17,000
Accrued interest payable	106	177
Other liabilities	1,943	5,714
Total liabilities	758,396	733,058

Commitments and contingent liabilities (Note 15)	-	-

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2013 and 2012; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,394,657 and 3,371,131 outstanding in 2013 and 2012, respectively	386	386
Additional paid-in capital	44,597	44,306
Retained earnings	25,184	18,778
Accumulated other comprehensive income (loss)	(1,733)	3,473
Treasury stock, at cost (2013- 469,280 shares, 2012- 492,806 shares)	(8,095)	(8,501)
Total shareholders’ equity	88,339	86,442
	$846,735	$819,500

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31
(In thousands, except per share amounts)

	2013	2012	2011
Interest and dividend income
Loans, including fees	$27,377	$26,688	$27,591
Taxable securities	2,479	2,965	3,930
Tax-exempt securities	3,034	2,900	2,494
Federal Home Loan Bank and Federal Reserve Bank dividends	287	202	182
Interest-bearing deposits in other financial institutions	76	71	44
	33,253	32,826	34,241
Interest expense
Deposits	1,191	2,131	3,885
Other borrowings	113	606	745
Federal Home Loan Bank advances	517	852	924
Subordinated debentures	406	441	414
	2,227	4,030	5,968

Net interest income	31,026	28,796	28,273
Provision for loan losses	3,410	4,101	4,390
Net interest income after provision for loan losses	27,616	24,695	23,883

Non-interest income
Service charges on deposit accounts	3,394	3,408	3,417
Commission income	173	166	156
Net gain on sales of available for sale securities	742	2,182	2,499
Mortgage banking income	217	421	270
Earnings on company owned life insurance	678	697	686
Interchange income	1,092	1,038	966
Bargain purchase gain	1,879	-	-
Other income	509	511	487
	8,684	8,423	8,481
Non-interest expense
Salaries and employee benefits	13,381	12,181	11,556
Occupancy	2,234	2,184	2,314
Equipment	1,277	1,060	1,075
Data processing	2,794	2,266	2,512
Marketing and advertising	349	299	219
Legal and professional service fees	2,027	1,715	1,570
FDIC insurance premiums	670	653	743
Foreclosed and repossessed assets, net	644	1,135	735
Other expense	2,695	2,255	2,139
	26,071	23,748	22,863

(Continued)

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31
(In thousands, except per share amounts)

	2013	2012	2011

Income before income taxes	$10,229	$9,370	$9,501

Income tax expense	1,562	1,685	2,091

Net income	8,667	7,685	7,410

Preferred stock dividends and discount accretion	(802)	(764)	(1,379)

Net income available to common shareholders	$7,865	$6,921	$6,031

Earnings per common share:
Basic	$2.32	$2.06	$1.82
Diluted	$2.32	$2.06	$1.79

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31
(In thousands, except per share amounts)

	2013	2012	2011

Net Income	$8,667	$7,685	$7,410
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	(7,396)	3,445	7,719
Reclassification adjustment for gains included in net income	(742)	(2,182)	(2,499)
Net unrealized gains (losses)	(8,138)	1,263	5,220
Tax effect	2,767	(429)	(1,784)
Net of tax	(5,371)	834	3,436

Defined benefit pension plans:
Net gains (losses) arising during the period	250	(40)	(261)
Tax effect	(85)	13	89
Net of tax	165	(27)	(172)

Total other comprehensive income (loss)	(5,206)	807	3,264

Comprehensive income	$3,461	$8,492	$10,674

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except per share data)

			Additional		Accumulated Other		Total
	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2011	$19,123	$386	$45,521	$8,500	$(598)	$(9,767)	$63,165

Net income	-	-	-	7,410	-	-	7,410
Other comprehensive income					3,264		3,264
Cash dividends declared on common stock ($0.40 per share)	-	-	-	(1,330)	-	-	(1,330)
Dividends on preferred stock	-	-	-	(1,034)	-	-	(1,034)
Issuance of treasury stock under dividend reinvestment plan	-	-	(115)	-	-	323	208
Amortization of preferred stock discount	345	-	-	(345)	-	-	-
Repurchase of series A preferred stock	(19,468)	-	-	-	-	-	(19,468)
Warrant repurchased	-	-	(1,101)	-	-	-	(1,101)
Issuance of series B preferred stock	28,000	-	-	-	-	-	28,000
Issuance of stock award shares	-	-	(188)	-	-	188	-
Stock award expense	-	-	371	-	-	-	371
Balance at December 31, 2011	$28,000	$386	$44,488	$13,201	$2,666	$(9,256)	$79,485

Net income	-	-	-	7,685	-	-	7,685
Other comprehensive income					807		807
Cash dividends declared on common stock ($0.40 per share)	-	-	-	(1,344)	-	-	(1,344)
Dividends on preferred stock	-	-	-	(764)	-	-	(764)
Issuance of treasury stock under dividend reinvestment plan	-	-	(40)	-	-	251	211
Issuance of stock award shares	-	-	(504)	-	-	504	-
Stock award expense	-	-	362	-	-	-	362
Balance at December 31, 2012	$28,000	$386	$44,306	$18,778	$3,473	$(8,501)	$86,442

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31
(In thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2013	$28,000	$386	$44,306	$18,778	$3,473	$(8,501)	$86,442

Net income	-	-	-	8,667		-	8,667
Other comprehensive loss					(5,206)		(5,206)
Cash dividends declared on common stock ($0.43 per share)	-	-	-	(1,459)	-	-	(1,459)
Dividends on preferred stock	-	-	-	(802)	-	-	(802)
Issuance of treasury stock under dividend reinvestment plan	-	-	8	-	-	210	218
Issuance of stock award shares	-	-	(196)	-	-	196	-
Stock award expense	-	-	479	-	-	-	479
Balance at December 31, 2013	$28,000	$386	$44,597	$25,184	$(1,733)	$(8,095)	$88,339

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In thousands)

	2013	2012	2011
Cash flows from operating activities
Net income	$8,667	$7,685	$7,410
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,410	4,101	4,390
Depreciation and amortization	1,256	1,538	1,509
Net amortization of securities	766	1,449	917
Net gain on sales of available for sale securities	(742)	(2,182)	(2,499)
Mortgage loans originated for sale	(8,967)	(20,464)	(15,253)
Proceeds from mortgage loan sales	10,341	20,808	15,433
Net gain on sales of mortgage loans	(217)	(415)	(254)
Earnings on company owned life insurance	(678)	(697)	(686)
Deferred income tax expense	761	926	457
Bargain purchase gain	(1,879)	-	-
Share based compensation expense	479	362	371
Net loss on sale of foreclosed assets	265	485	112
Net (gain) loss on disposition of premises and equipment	99	(37)	(15)
Net change in
Accrued interest receivable	57	182	(107)
Accrued interest payable	(102)	(152)	(286)
Other assets	2,705	1,082	1,645
Other liabilities	(1,624)	(938)	566
Net cash from operating activities	14,597	13,733	13,710

Cash flows from investing activities
Net cash received in FDIC assisted transaction	19,714	-	-
Net change in interest-bearing deposits	25,498	(2,008)	(6,479)
Available for sale securities:
Sales	51,029	88,351	107,443
Purchases	(37,329)	(177,871)	(116,090)
Maturities, prepayments and calls	24,154	35,418	24,530
Loan originations and payments, net	(38,566)	19,256	4,722
Purchase of premises and equipment, net	(6,829)	(1,649)	(1,410)
Proceeds from the sale of premises and equipment	690	43	15
Proceeds from the sale of foreclosed assets	3,721	7,827	1,837
Purchase of FHLB and Federal Reserve Bank stock	-	(58)	(27)
Redemption of FHLB and Federal Reserve Bank stock	4,067	12	883
Investment in company owned life insurance	-	-	(117)
Net cash from investing activities	46,149	(30,679)	15,307

(Continued)

COMMUNITY BANK SHARES OF INDIANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In thousands)

	2013	2012	2011
Cash flows from financing activities
Net change in deposits	$(68,067)	$43,309	$(37,463)
Net change in other borrowings	222	(5,379)	1,453
Proceeds from Federal Home Loan Bank advances	63,000	10,000	62,000
Repayment of Federal Home Loan Bank advances	(57,444)	(25,000)	(57,000)
Repurchase of series A preferred stock	-	-	(19,468)
Proceeds from issuance of series B preferred stock	-	-	28,000
Repurchase of warrant	-	-	(1,101)
Cash dividends paid on preferred shares	(861)	(978)	(812)
Cash dividends paid on common shares	(1,242)	(1,133)	(1,118)
Net cash from financing activities	(64,392)	20,819	(25,509)

Net change in cash and due from banks	(3,646)	3,873	3,508
Cash and due from banks at beginning of year	19,039	15,166	11,658
Cash and due from banks at end of year	$15,393	$19,039	$15,166

Supplemental cash flow information:
Interest paid	$2,298	$4,182	$6,254
Income taxes paid, net of refunds	1,420	1,600	84

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	8,081	12,129	3,779
Sale and financing of foreclosed assets	4,806	2,555	387
Issuance of treasury shares under dividend reinvestment plan	218	211	208
Security transactions in ssettlement, net receivable (payable)	11,136	-	(3,543)

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

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

The Company provides financial services through its offices in Floyd, Clark and Scott counties in Indiana, and Fayette, Jefferson and Nelson counties in Kentucky. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

Cash Flows: Cash and cash equivalents include cash and non-interest bearing deposits with other financial institutions. Net cash flows are reported for interest-bearing deposits in other financial institutions, loans, deposits, and other borrowings.

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
December 31, 2013, 2012 and 2011

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

Purchased Credit Impaired Loans: The Company purchases groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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
December 31, 2013, 2012 and 2011

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
December 31, 2013, 2012 and 2011

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stock: FHLB and Federal Reserve Bank stock are required investments for institutions that are members of the Federal Reserve and FHLB systems. The required investment in the common stock is based on a predetermined formula. Federal Reserve and FHLB stock are carried at cost, classified as restricted securities, and are periodically evaluated for impairment. Because the stocks are viewed as long term investments, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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
December 31, 2013, 2012 and 2011

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

Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements.

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
December 31, 2013, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

NOTE 2 - ACQUISITION

On April 19, 2013, the Company’s subsidiary, YCB (the “Bank”), entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume all of the deposits and certain liabilities of First Federal Bank headquartered in Lexington, Kentucky.

The Bank acquired approximately $93.6 million in assets, including approximately $63.6 million of loans, $4.1 million of interest-bearing deposits in other financial institutions and $4.8 million of cash and cash equivalents. The loans acquired by the Bank consist primarily of one-to-four family first mortgage, home equity, and commercial real estate. The Bank also assumed approximately $92.4 million of liabilities, including approximately $87.0 million in customer deposits. In addition, the Bank recorded a receivable from the FDIC for $14.9 million, which represents the net difference between the assets acquired and liabilities assumed adjusted for the discount the Bank received for the transaction. The FDIC paid the receivable in the second quarter of 2013. In addition, the tax treatment of FDIC assisted transactions is complex and subject to interpretations that may result in future adjustments of accrued taxes payable as of the acquisition date. At the acquisition date, a liability for deferred income taxes of $639,000 was recorded.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 2 – ACQUISITION (Continued)

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 2 – ACQUISITION (Continued)

Assets acquired and liabilities assumed as of April 19, 2013 are as follows:

	Contractual Amount	Fair Value Adjustments	Fair Value
	(In thousands)
ASSETS ACQUIRED
Cash and due from financial institutions	$4,800	-	$4,800
Interest-bearing deposits in other financial institutions	4,094	(5)	4,089
Investment securities	1,034	(2)	1,032
Loans	67,781	(4,186)	63,595
Federal Home Loan Bank stock	4,024	-	4,024
Accrued interest receivable	192	-	192
FDIC settlement receivable	14,913	-	14,913
Discount from FDIC	(5,850)	5,850	-
Core deposit intangible	-	668	668
Foreclosed assets	174	-	174
Other assets	133	-	133
Total assets acquired	$91,295	$2,325	$93,620

LIABILITIES ASSUMED AND SHAREHOLDERS’ EQUITY
Deposits	$87,025	-	$87,025
Federal Home Loan Bank advances	4,221	223	4,444
Deferred income taxes	-	639	639
Accrued interest payable	31	-	31
Other liabilities	18	223	241
Total liabilities assumed	91,295	1,085	92,380

Shareholders’ Equity
Bargain purchase gain, net of taxes	-	1,240	1,240
Total Liabilities Assumed and Shareholders’ Equity	$91,295	$2,325	$93,620

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
December 31, 2013, 2012 and 2011

NOTE 2 – ACQUISITION (Continued)

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
December 31, 2013, 2012 and 2011

NOTE 2 – ACQUISITION (Continued)

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2013 and 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
State and municipal	$77,103	$2,744	$(1,137)	$78,710
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	110,324	382	(3,432)	107,274
U.S. Government sponsored entities and agencies	9,702	5	(606)	9,101
Mutual funds	250	-	(8)	242
Total	$197,379	$3,131	$(5,183)	$195,327

2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
State and municipal	$77,497	$7,050	$(110)	$84,437
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	152,975	2,101	(96)	154,980
U.S. Government sponsored entities and agencies	10,400	31	(76)	10,355
Collateralized debt obligations, including trust preferred securities	3,997	-	(2,821)	1,176
Mutual funds	250	7	-	257
Total	$245,119	$9,189	$(3,103)	$251,205

Total other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale was $0 and $1.5 million at December 31, 2013 and 2012, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 3 – SECURITIES (Continued)

Sales of available for sale securities were as follows:

	2013	2012	2011
	(In thousands)
Proceeds	$62,165	$88,351	$107,443
Gross gains	1,241	2,182	2,499
Gross losses	(499)	-	-

The tax provision applicable to these net realized gains amounted to $422,000, $742,000 and $850,000, respectively.

The amortized cost and fair value of the contractual maturities of available for sale securities at year-end 2013 were as follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed agency securities and mutual funds which do not have a single maturity date are shown separately.

2013	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$55	$55
Due from one to five years	2,403	2,554
Due from five to ten years	38,454	38,366
Due after ten years	45,893	46,836
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	110,324	107,274
Mutual Funds	250	242
Total	$197,379	$195,327

Securities pledged at year-end 2013 and 2012 had a carrying amount of $62.0 million and $63.6 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 3 – SECURITIES (Continued)

Securities with unrealized losses at year end 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
(In thousands)
2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$18,492	$(772)	$3,347	$(365)	$21,839	$(1,137)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	70,019	(2,306)	20,440	(1,126)	90,459	(3,432)
Mutual Funds	242	(8)	-	-	242	(8)
U.S. Government sponsored entities and agencies	7,032	(468)	1,383	(138)	8,415	(606)
Total temporarily impaired	$95,785	$(3,554)	$25,170	$(1,629)	$120,955	$(5,183)

	Less than 12 Months		12 Months or More		Total
(In thousands)
2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$5,204	$(110)	$-	$-	$5,204	$(110)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	32,911	(96)	-	-	32,911	(96)
U.S. Government sponsored entities and agencies	8,948	(76)	-	-	8,948	(76)
Collateralized debt obligations, including trust preferred securities	-	-	1,176	(2,821)	1,176	(2,821)
Total temporarily impaired	$47,063	$(282)	$1,176	$(2,821)	$48,239	$(3,103)

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 3 – SECURITIES (Continued)

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

As of December 31, 2013, the Company’s security portfolio consisted of 283 securities, 100 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s residential mortgage-backed securities issued by U.S. Government sponsored entities, while smaller unrealized losses were present in the Company’s state and municipal securities and U.S. Government sponsored entities and agencies, as discussed below:

State and Municipal

As of December 31, 2013, the Company had approximately $21.8 million of state and municipal securities with an unrealized loss of $1.1 million. Of the 201 state and municipal securities in the Company’s portfolio, 198 had an investment grade rating as of December 31, 2013 while 3 were not rated. The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality. All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%. The Company does not have the intent to sell its state and municipal securities and it is unlikely that it will be required to sell the securities before the anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired as of December 31, 2013.

Residential mortgage-backed agencies issued by U.S. Government sponsored entities

At December 31, 2013, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 3 – SECURITIES (Continued)

U.S. Government sponsored entities and agencies

At December 31, 2013, the unrealized losses in the U.S. Government sponsored entities and agencies securities portfolio were attributable to changes in interest rates and liquidity, and not credit quality. Because the Company does not have the intent to sell these securities and it is not likely it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Collateralized Debt Obligations

During 2013, the Company sold its investment in six pooled trust preferred securities for a net loss of $403,000. Prior to 2013, the Company recognized OTTI of $1.5 million related to these securities. The Company did not record OTTI during 2013 related to these securities.

The table below details the Company’s holdings of pooled trust preferred securities at December 31, 2012 (in thousands):

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS

Loans at year-end were as follows:

	2013	2012
	(In thousands)
Commercial	$107,461	$96,306
Construction	39,986	39,217
Commercial Real Estate:
Owner occupied nonfarm/residential	112,072	91,819
Other nonfarm/residential	86,405	76,669
Residential Real Estate:
Secured by first liens	172,833	115,280
Home equity	36,780	40,094
Consumer	5,398	6,204
Subtotal	560,935	465,589
Less: Allowance for loan losses	(8,009)	(8,762)
Loans, net	$552,926	$456,827

During 2013 and 2012, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

As discussed under Footnote 2 “Acquisition”, the above loan balances include loans acquired in the First Federal acquisition. The composition of loans acquired in the acquisition as of December 31, 2013 is as follows:

December 31, 2013
(In thousands)
Commercial	$1,552
Construction	311
Commercial Real Estate:
Owner occupied nonfarm/residential	2,819
Other nonfarm/residential	5,750
Residential Real Estate:
Secured by first liens	30,691
Home equity	3,030
Consumer	16
Loans, net	$44,169

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

December 31, 2013
(In thousands)
Commercial	$252
Construction	36
Commercial Real Estate	4,032
Residential Real Estate	5,890
Carrying amount	$10,210

There was no associated allowance for loan losses as of December 31, 2013 for purchased credit impaired loans.

Accretable yield, or income expected to be collected, is as follows:

2013
(In thousands)
Balance at January 1	$-
New loans purchased	1,103
Accretion of income	(558)
Balance at December 31	$545

Purchased credit impaired loans purchased during the year ended December 31, 2013 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

2013
(In thousands)
Contractually required payments receivable of loans purchased during the year:
Commercial	$425
Construction	125
Commercial Real Estate	6,497
Residential Real Estate	10,894
Total contractually required payments	$17,941
Cash flows expected to be collected at acquisition	$15,338
Fair value of acquired loans at acquisition	$14,235

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013, 2012, and 2011 (in thousands):

2013:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2007	$1,399	$2,836	$2,389	$131	$8,762
Provision for loan losses	(239)	2,902	(223)	880	90	3,410
Loans charged-off	(132)	(2,197)	(1,213)	(951)	(231)	(4,724)
Recoveries	121	106	165	65	104	561
Ending balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009

2012:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234
Provision for loan losses	(91)	1,172	2,618	420	(18)	4,101
Loans charged-off	(1,008)	(938)	(3,043)	(769)	(204)	(5,962)
Recoveries	107	53	54	57	118	389
Ending balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762

2011:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$3,245	$1,893	$2,499	$2,803	$424	$10,864
Provision for loan losses	2,472	282	1,023	623	(10)	4,390
Loans charged-off	(2,827)	(1,065)	(547)	(785)	(337)	(5,561)
Recoveries	109	2	232	40	158	541
Ending balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans of December 31, 2013 and 2012, by portfolio segment and based on impairment method as of December 31, 2013 and 2012 (in thousands):

2013:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$256	$1,064	$77	$936	$12	$2,345
Collectively evaluated for impairment	1,501	1,146	1,488	1,447	82	5,664
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009

Loans:
Loans individually evaluated for impairment	$4,485	$7,092	$2,072	$6,047	$62	$19,758
Loans collectively evaluated for impairment	102,724	32,858	192,373	197,676	5,336	530,967
Loans acquired with deteriorated credit quality	252	36	4,032	5,890	-	10,210
Total ending loans balance	$107,461	$39,986	$198,477	$209,613	$5,398	$560,935

2012:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$90	$1,066	$1,495	$1,028	$-	$3,679
Collectively evaluated for impairment	1,917	333	1,341	1,361	131	5,083
Total ending allowance balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762

Loans:
Loans individually evaluated for impairment	$916	$9,280	$11,780	$6,624	$23	$28,623
Loans collectively evaluated for impairment	95,390	29,937	156,708	148,750	6,181	436,966
Total ending loans balance	$96,306	$39,217	$168,488	$155,374	$6,204	$465,589

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the years ended December 31, 2013 and 2012:

2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$1,538	$1,538	$-	$747	$11
Construction	4,645	2,279	-	4,238	33
Commercial real estate:
Owner occupied nonfarm/nonresidential	704	704	-	575	23
Other nonfarm/nonresidential	1,180	1,180	-	1,898	11
Residential real estate:
Secured by first liens	2,536	2,461	-	2,140	40
Home equity	759	759	-	719	29
Consumer	23	23	-	22	1
Total	$11,385	$8,944	$-	$10,339	$148

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$2,947	$2,947	$256	$719	$4
Construction	5,149	4,813	1,064	5,775	181
Commercial real estate:
Owner occupied nonfarm/nonresidential	188	188	77	486	21
Other nonfarm/nonresidential	-	-	-	2,633	-
Residential real estate:
Secured by first liens	1,784	1,775	508	2,265	64
Home equity	1,052	1,052	428	1,091	51
Consumer	39	39	12	23	-
Total	$11,159	$10,814	$2,345	$12,992	$321

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

Further information about impaired loans is presented below for 2011

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
Commercial	$627	$9
Construction	10,633	3
Commercial real estate:
Owner occupied nonfarm/nonresidential	2,516	1
Other nonfarm/nonresidential	11,187	293
Residential real estate:
Secured by first liens	3,923	73
Home equity	187	-
Consumer	188	-
Total	$29,261	$379

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and 2012:

	2013		2012
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$538	$-	$416	$-
Construction	2,029	-	3,708	-
Commercial real estate:
Owner occupied nonfarm/residential	445	-	627	-
Other nonfarm/residential	1,507	-	1,846	-
Residential real estate:
Secured by first liens	2,669	-	1,930	-
Home equity	475	-	5	-
Consumer	125	-	186	-
Total	$7,788	$-	$8,718	$-

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 and 2012 by class of loans:

2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$3,207	$129	$336	$3,672	$103,789	$-
Construction	122	-	2,474	2,596	37,390	-
Commercial real estate:
Owner occupied nonfarm/residential	151	428	-	579	111,493	-
Other nonfarm/residential	-	-	1,706	1,706	84,699	-
Residential real estate:
Secured by first liens	3,513	533	2,354	6,400	166,433	-
Home equity	744	141	404	1,289	35,491	-
Consumer	78	24	72	174	5,224	-
Total	$7,815	$1,255	$7,346	$16,416	$544,519	$-

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings (“TDR”) totaled $10.5 million and $13.8 million at December 31, 2013 and 2012. Of the total TDRs, $389,000 and $319,000 were on non-accrual as of December 31, 2013 and 2012. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs as of December 31, 2013 and 2012.

The detail of outstanding TDRs by class and modification type as of December 31, 2013 and 2012 follows (in thousands):

	2013		2012
	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Extended maturity	$4,099	$134	$5	$5
Multiple modifications	63	3	160	4
Construction:
Interest rate reduction	1,386	113	1,355	173
Extended maturity	396	90	474	89
Multiple modifications	2,633	374	2,655	374
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	188	77	195	81
Other nonfarm/nonresidential
Interest rate reduction	-	-	8,070	1,200
Interest only payments	198	-	202	-
Residential real estate:
Secured by first liens
Interest rate reduction	61	7	65	7
Extended maturity	307	36	306	36
Interest only payments	87	25	-	-
Multiple modifications	370	110	315	50
Home equity
Multiple modifications	675	217	-	-
Total	$10,463	$1,186	$13,802	$2,019

During 2013, the Company removed one commercial loan from TDR status. The previously reported TDR had a recorded investment of $8.5 million as of December 31, 2012. During 2013, the Company re-underwrote and re-modified the loan at terms that were considered to be at market for loans with comparable risk. Management expects the borrower will perform under the re-modified terms based on the cash flows of the borrower. Based on the terms of the re-modification, the loan no longer meets the criteria for a TDR and, as such, was removed from TDR status during 2013 and is no longer evaluated individually for impairment.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms. The following tables summarize the Company’s TDR’s by class, modification type and performance as of December 31, 2013 and 2012 (in thousands):

2013:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Defaulted Within 12 Months of Modification
Commercial:
Extended maturity	$2,749	$-	$2,749	$2,749
Residential real estate:
Secured by first liens
Interest only	-	87	87	87
Multiple modifications	68	302	370	370
Total	$2,817	$389	$3,206	$3,206

2012:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Defaulted Within 12 Months of Modification
Commercial:
Multiple modifications	$-	$93	$93	$-
Construction:
Extended maturity	-	61	61	61
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	195	-	195	-
Residential real estate:
Secured by first liens
Multiple modifications	39	165	204	-
Total	$234	$319	$553	$61

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

During the years ended December 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The following tables present loans by class modified as TDRs that occurred during the years ended December 31, 2013 and 2012 and their performance, by modification type (in thousands):

2013:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
Commercial:
Extended maturity	3	$4,099	$4,099	$1,350	$2,749
Residential real estate:
Secured by first liens:
Interest only payments	2	86	86	-	87
Multiple modifications	2	376	376	-	370
Home equity:
Multiple modifications	1	675	675	675	-
Total	8	$5,236	$5,236	$2,025	$3,206

2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
Construction:
Interest rate reduction	1	$1,355	$1,355	$1,355	$-
Commercial real estate:
Owner occupied nonfarm/nonresidential:
Interest only payments	1	195	195	-	195
Total	2	$1,550	$1,550	$1,355	$195

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk and groups these loans into categories called “criticized” and “classified” assets. The Company considers its criticized assets to be loans risk rated as Watch or Special Mention and its classified assets to be loans risk rated Substandard or Doubtful. On a monthly basis, the Company reviews its loans that are risk rated Watch, Special Mention, Substandard, or Doubtful to determine they are properly classified. In addition, the Company reviews loans rated as a “pass” that have exhibited signs that may require a classification change, such as past due greater than 30 days and other relevant information including: loan officer recommendations, knowledge of specific borrower circumstances, and receipt of borrower financial statements.

The Company uses the following definitions for its criticized loan risk ratings:

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

The Company uses the following definitions for its classified loan risk ratings:

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4 – LOANS (Continued)

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans. The risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2013 and 2012 is as follows:

2013:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$4,612	$3,207	$99,642	$107,461
Construction	3,337	7,129	29,520	39,986
Commercial real estate:
Owner occupied nonfarm/residential	6,199	704	105,169	112,072
Other nonfarm/residential	6,364	1,706	78,335	86,405
Residential real estate:
Secured by first liens	5,060	4,504	163,269	172,833
Home equity	129	1,929	34,722	36,780
Consumer	2	87	5,309	5,398
Total	$25,703	$19,266	$515,966	$560,935

2012:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$6,014	$875	$89,417	$96,306
Construction	7,017	9,280	22,920	39,217
Commercial real estate:
Owner occupied nonfarm/residential	4,512	1,412	85,895	91,819
Other nonfarm/residential	2,808	10,385	63,476	76,669
Residential real estate:
Secured by first liens	1,905	4,291	109,084	115,280
Home equity	538	1,634	37,922	40,094
Consumer	70	97	6,037	6,204
Total	$22,864	$27,974	$414,751	$465,589

Related Party Loans: Loans to principal officers, directors, and their affiliates were as follows.

2013
(In thousands)
Beginning loans	$17,229
New loans	24,343
Change in related parties	(487)
Repayments	(25,090)
Ending loans	$15,995

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates as of December 31, 2013 and 2012 were $16.0 million and $15.1 million.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 5- PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2013	2012
	(In thousands)
Land and land improvements	$1,978	$2,768
Buildings	19,255	13,988
Furniture, fixtures and equipment	14,516	13,463
Leasehold improvements	1,225	1,216
	36,974	31,435
Less: Accumulated depreciation	(18,417)	(17,341)
	$18,557	$14,094

Depreciation expense was $1.5 million, $1.3 million, and $1.2 million for 2013, 2012, and 2011.

Branch location rent expense was $807,000, $651,000 and $620,000 for 2013, 2012, and 2011, respectively. Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

2014	$625
2015	597
2016	532
2017	423
2018	145
Thereafter	126
Total	$2,448

NOTE 6 – DEPOSITS

Time deposits of $100,000 or more were $62.0 million and $71.8 million at year-end 2013 and 2012.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows:

2014	$116,365
2015	23,001
2016	4,996
2017	2,682
2018	1,021
Thereafter	112

Deposits from principal officers, directors and their affiliates at year-end 2013 and 2012 were approximately $32.4 million and $24.2 million.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements representing overnight borrowings from deposit customers, federal funds purchased representing overnight borrowings from other financial institutions, and a note payable.

One of the Company’s subsidiary banks is a limited partner in an investment partnership which constructs low income housing. In exchange for an investment of $1.0 million, the Company issued a note payable for $1.0 million to the partnership. The note payable had a balance of $34,000 and $62,000 at December 31, 2013 and 2012. Payments are due on demand in the amount requested from the partnership. The note does not bear interest unless payments are not paid within 15 days of the request. In accordance with accounting guidance, the Company did not consolidate the investment in the partnership into its financial statements because it owns less than 50% of the partnership (14.8% as of December 31, 2013 and 2012) and does not control the operations.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 7 – OTHER BORROWINGS (Continued)

Information concerning 2013, 2012, and 2011 other borrowings is summarized as follows.

	2013	2012	2011
	(Dollars in thousands)
Repurchase agreements at year-end
Balance	$45,688	$45,438	$38,602
Weighted average interest rate	0.29%	0.27%	0.29%
Repurchase agreements during the year
Average daily balance	$44,189	$42,477	$36,680
Maximum month-end balance	47,252	45,438	40,263
Weighted average interest rate	0.25%	0.28%	0.33%

Federal funds purchased and lines of credit at year-end
Balance	$-	$-	$2,100
Weighted average interest rate	-	-	4.35%
Federal funds purchased and lines of credit during the year
Average daily balance	$883	$1,480	$5,374
Maximum month-end balance	3,771	3,951	13,800
Weighted average interest rate	0.27%	3.62%	2.56%

Structured repurchase agreement at year-end
Balance	$-	$-	$9,800
Weighted average interest rate	-	-	4.97%
Structured repurchase agreement during the year
Average daily balance	$-	$8,649	$9,800
Maximum month-end balance	-	9,800	9,800
Weighted average interest rate	-	4.97%	4.97%

Note payable at year-end
Balance	$34	$62	$377
Weighted average interest rate	0.00%	0.00%	0.00%
Note payable during the year
Average daily balance	$42	$140	$588
Maximum month-end balance	62	239	730
Weighted average interest rate	0.00%	0.00%	0.00%

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

	2013		2012
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)

Fixed rate	1.13%	$50,000	1.98%	$40,000

The advances were collateralized by $341.2 million and $247.8 million of first mortgage and commercial real estate loans under a blanket lien arrangement and certain available for sale securities at year-end 2013 and 2012. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional $60.0 million at year-end 2013.

The contractual maturities of advances outstanding as of December 31, 2013 are as follows:

(In thousands)
2014	$10,000
2015	20,000
2016	20,000
$50,000

There is a substantial penalty if the Company prepays the advances before the contractual maturities. The Company did not recognize penalties on prepayment of FHLB advances during 2013, 2012, and 2011.

NOTE 9 - SUBORDINATED DEBENTURES

On June 15, 2006, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust II (Trust II), issued $10.0 million of floating rate trust preferred securities as part of a pooled offering of such securities. On June 17, 2004, a trust formed by the Company, Community Bank Shares (IN) Statutory Trust I (Trust I), issued $7.0 million of floating rate trust preferred securities as part of a pooled offering of such securities. The Company issued subordinated debentures to Trusts I and II in exchange for the proceeds of each offering; the debentures and related debt issuance costs represent the sole assets of Trusts I and II. The Company is not considered the primary beneficiary of the Trusts (variable interest entity), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the trust preferred securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 1.70% (1.94% as of the last adjustment) for Trust II and three-month LIBOR plus 2.65% (2.89% as of the last adjustment) for Trust I and are included in interest expense.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

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

A reconciliation of the projected benefit obligation and the value of plan assets follow.

	2013	2012
	(In thousands)
Change in projected benefit obligation
Balance, beginning of year	$1,428	$1,321
Interest cost	49	52
Actuarial (gain) loss	(112)	95
Benefits paid to participants	(58)	(40)
Ending benefit obligation	1,307	1,428

Change in plan assets
Fair value, beginning of year	1,040	915
Actual return on plan assets	194	102
Employer contributions	76	63
Benefits paid to participants	(58)	(40)
Fair value, end of year	1,252	1,040

Funded status	$(55)	$(388)

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 10 – BENEFIT PLANS (Continued)

Amounts recognized in accumulated other comprehensive loss consisted of a net actuarial loss of $559,000 and $810,000 at year-end 2013 and 2012. The accumulated benefit obligation was $1.3 million and $1.4 million at year-end 2013 and 2012. The funded status of the plan was a liability as of the years ended 2013 and 2012 and is reported in other liabilities in the Company’s consolidated financial statements.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	2013	2012	2011
	(Dollars in thousands)
Interest cost	$49	$52	$56
Expected return on plan assets	(79)	(69)	(65)
Amortization of unrecognized loss	23	21	13
Net periodic benefit (income) cost	(7)	4	4

Net gain (loss)	250	(41)	(261)
Total recognized in other comprehensive loss (income)	250	(41)	(261)

Total recognized in net periodic benefit (income) cost and other comprehensive income (loss)	$(257)	$45	$265

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $15,000.

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at year end:

	2013	2012	2011
Discount rate on benefit obligation	4.50%	3.50%	4.00%

Weighted-average assumptions used to determine net periodic pension cost:

	2013	2012	2011
Rate of expected return on plan assets	7.50%	7.50%	7.50%
Discount rate for periodic benefit costs	3.50%	4.00%	5.25%

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 10 – BENEFIT PLANS (Continued)

Plan Assets: The Company’s target allocation for 2014, pension plan asset allocation at year-end 2013 and 2012, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end		Weighted-Average Expected Long-Term
	2014	2013	2012	Rate of Return
Asset Category
Mutual funds	95%	97%	99%	9.0%
Money market	5	3	1	3.5
Total	100%	100%	100%	7.5%

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

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 10 – BENEFIT PLANS (Continued)

The fair value of the plan assets by asset category is as follows:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Plan Assets (December 31, 2013)
Money Market Mutual Fund	$38	$38	$-	$-
Equity Mutual Funds	1,214	1,214	-	-

Total Plan Assets	$1,252	$1,252	$-	$-

Plan Assets (December 31, 2012)
Money Market Mutual Fund	$10	$10	$-	$-
Equity Mutual Funds	1,030	1,030	-	-

Total Plan Assets	$1,040	$1,040	$-	$-

There were no transfers between Level 1 and Level 2 during 2013.

Estimated Future Payments: The following benefit payments, which reflect expected future service, are expected (in thousands):

Pension Benefits
2014	$43
2015	337
2016	41
2017	49
2018	130
Years 2019-2023	273

The Company expects to contribute approximately $30,000 to its pension plan in 2014.

Your Community Bank is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit pension plan covering two of its employees. Employees are fully vested at the completion of five years of participation in the plan. No contributions were required during the three-year period ended December 31, 2013. There have been no new enrollments since 1998.

Deferred Compensation Arrangements: The Company has entered into deferred compensation arrangements with certain directors and officers. The liability for such arrangements is fully accrued during the service period, with benefits paid monthly upon retirement until death, or date specified by the agreement. The liability was $220,000 and $230,000 at December 31, 2013 and 2012, respectively, and was included in other liabilities in the Company’s consolidated financial statements. Expense related to these arrangements for 2013, 2012 and 2011 was $9,000, $10,000 and $10,000

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 10 – BENEFIT PLANS (Continued)

Defined Contribution Plans: The 401(k) benefit plan matches employee contributions equal to 100% of the first 3% plus 50% of the next 2% of the compensation contributed. Expense for 2013, 2012 and 2011 was $312,000, $282,000 and $266,000.

NOTE 11 – STOCK-BASED COMPENSATION PLANS

The Company has three share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $479,000, $362,000, and $371,000 for 2013, 2012, and 2011. The total income tax benefit was $163,000, $123,000, and $126,000 for the respective periods.

Stock Options: The Company’s stock option plan provides for the granting of both incentive and nonqualified stock options and other share based awards, including restricted stock and deferred stock units, for up to 400,000 shares of common stock at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years. As of December 31, 2013, the plan allows for additional option and share-based award grants of up to 152,295 shares.

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

The Company did not grant options during 2013, 2012, or 2011.

A summary of the activity in the stock option plan for 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except exercise prices)
Outstanding at beginning of year	158	$22.63
Granted	-	-
Exercised	-	-
Forfeited	(5)	21.10
Expired	-	-
Outstanding at end of year	153	$22.67	2.3	$1
Vested and expected to vest	153	$22.67	2.3	$1
Exercisable at end of year	153	$22.67	2.3	$1

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 11 – STOCK-BASED COMPENSATION PLANS (Continued)

For the years ended December 31, 2013, 2012, and 2011 there were no options exercised or granted.

As of December 31, 2013, all outstanding stock options had vested and there was no remaining compensation cost to be recognized.

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

As of December 31, 2013, there were no outstanding units granted under the Plan. There were no units outstanding during the years ended December 31, 2013, 2012 and 2011. There were no modifications or cash paid to settle performance unit awards during the three year period ending December 31, 2013.

Restricted Share Awards: Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the market value of the Company’s stock on the grant date. The restricted shares have vesting periods ranging from 22 days to three years from the anniversary of the grant date.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2013	59	$13.74
Granted	21	19.38
Vested	(11)	12.91
Forfeited	-	-
Nonvested at December 31, 2013	69	$15.63

As of December 31, 2013, there was $262,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years. The fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $149,000, $104,000, and $160,000. There were no modifications or cash paid to settle restricted share awards during the three year period ended December 31, 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 12 - INCOME TAXES

Income tax expense (benefit) was as follows.

	2013	2012	2011
	(In thousands)
Current	$801	$759	$1,634
Deferred	924	1,042	554
Change in valuation allowance	(163)	(116)	(97)
Total	$1,562	$1,685	$2,091

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

	2013		2012		2011
	(Dollars in thousands)
Federal statutory rate times financial statement income	$3,478	34.0%	$3,186	34.0%	$3,230	34.0%
Effect of:
Tax-exempt income	(1,168)	(11.4)	(1,094)	(11.7)	(954)	(10.0)
State taxes, net of federal benefit	163	1.6	116	1.2	97	1.0
Change in valuation allowance	(163)	(1.6)	(116)	(1.2)	(97)	(1.0)
Nontaxable earnings from company owned insurance policies	(230)	(2.2)	(237)	(2.5)	(233)	(2.5)
Low income housing tax credit	(141)	(1.4)	(130)	(1.4)	(20)	(0.2)
Captive insurance net premiums	(375)	(3.7)	-	-	-	-
Other, net	(2)	-	(40)	(0.4)	68	0.7
Total	$1,562	15.3%	$1,685	18.0%	$2,091	22.0%

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 12- INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2013	2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,723	$2,979
Employee benefit plans	203	122
Other-than-temporary impairment	-	496
Minimum pension liability	190	275
State taxes	1,438	1,601
Restricted stock awards	156	121
Section 1602 grant	109	122
Net unrealized loss on securities available for sale	688	-
Tax credit carryforward	766	769
Other	178	171
	6,451	6,656
Deferred tax liabilities:
Premises and equipment	(929)	(805)
FHLB stock	(176)	(176)
Deferred loan fees and costs	(115)	(159)
Fair value adjustments from acquisitions	(238)	(264)
Net unrealized gain on securities available for sale	-	(2,079)
Intangible assets	(302)	(162)
Prepaid expenses	(457)	(525)
Other	(47)	(57)
	(2,264)	(4,227)
Valuation allowance on net deferred tax assets	(1,438)	(1,601)
Net deferred tax asset	$2,749	$828

The Company incurred net operating losses for state income taxes during years 2002 through 2010 which will be carried forward and applied to future state taxable income. Due to the uncertainty of the Company’s ability to use this benefit, a valuation allowance has been recorded. The cumulative state net operating loss is $13.3 million and can be carried forward for 15 years with expiration beginning in 2018.

The Company has general business credit carryforwards of $51,000 and AMT credit carryforwards of $715,000. The general business credits will begin to expire in 2028 and the AMT credit carryforwards have no expiration period.

Retained earnings of Your Community Bank includes approximately $3.7 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for Your Community Bank at December 31, 2013 was approximately $1.3 million.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 12- INCOME TAXES (Continued)

The Company has no unrecognized tax benefits as of December 31, 2013 and 2012 and there is no expected change for unrecognized tax benefits over the next twelve months.

The Company did not record any amounts of interest and penalties in the income statement for the years ended December 31, 2013, 2012, and 2011 and did not have an amount accrued for interest and penalties at December 31, 2013, 2012, and 2011.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2010.

NOTE 13 – PREFERRED STOCK AND WARRANTS

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE 13 – PREFERRED STOCK AND WARRANTS (Continued)

The SBLF Preferred Stock qualifies as Tier 1 capital and will accrue non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the preferred stock was outstanding, based upon changes in the level of “Qualified Small Business Lending” (“QSBL”), by the Company’s subsidiary banks.  The dividend rate for the fourth quarter of 2012 was an annualized 1.87%. The dividend rate was based upon the percentage change in QSBL between each dividend period and the baseline QSBL level, as determined in accordance with the Purchase Agreement.  Beginning with the fourth quarter of 2013, the dividend rate was fixed at an annualized 1.57% through the fourth quarter of 2015. If the SBLF Preferred Stock remains outstanding past 2015, the dividend rate will be fixed at 9%.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the SBLF Preferred Stock) if it has declared and paid dividends for the current dividend period on the SBLF Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

December 31, 2013, 2012 and 2011

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2013 and 2012, the most recent regulatory notifications categorized YCB and SCSB as well capitalized under the regulatory framework for prompt corrective action. There are no considerations or events since December 31, 2013 that management believes have changed the institution’s classification as well capitalized.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
2013
Total Capital (to Risk Weighted Assets):
Consolidated	$113.2	18.5%	$49.0	8.0%	N/A	N/A
Your Community Bank	85.5	16.1	42.4	8.0	$53.0	10.0%
Scott County State Bank	16.5	20.0	6.6	8.0	8.2	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$105.5	17.2%	$24.5	4.0%	N/A	N/A
Your Community Bank	78.9	14.9	21.2	4.0	$31.8	6.0%
Scott County State Bank	15.7	19.0	3.3	4.0	4.9	6.0

Tier I Capital (to Average Assets):
Consolidated	$105.5	12.5%	$33.9	4.0%	N/A	N/A
Your Community Bank	78.9	11.1	28.4	4.0	$35.5	5.0%
Scott County State Bank	15.7	11.8	5.3	4.0	6.6	5.0

2012
Total Capital (to Risk Weighted Assets):
Consolidated	$105.7	19.1%	$44.2	8.0%	N/A	N/A
Your Community Bank	88.1	18.9	37.3	8.0	$46.6	10.0%
Scott County State Bank	16.2	18.6	6.9	8.0	8.7	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$98.8	17.9%	$22.1	4.0%	N/A	N/A
Your Community Bank	82.3	17.7	18.6	4.0	$27.9	6.0%
Scott County State Bank	15.1	17.4	3.5	4.0	5.2	6.0

Tier I Capital (to Average Assets):
Consolidated	$98.8	12.2%	$32.3	4.0%	N/A	N/A
Your Community Bank	82.3	12.3	26.8	4.0	$33.5	5.0%
Scott County State Bank	15.1	11.3	5.4	4.0	6.7	5.0

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. In 2014, YCB could declare dividends of $2.5 million plus 2014 earnings without prior regulatory approval while SCSB could not declare dividends without prior approval. In addition, the Company has limitations on dividends it can pay to common shareholders as more fully described in Note 13 – Preferred Stock and Warrants.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to make loans	$7,265	$995	$13,168	$1,041
Unused lines of credit	8,301	121,966	11,374	114,894
Letters of credit	-	2,495	-	2,375

Commitments to make loans are generally made for periods of 30 days or less and are at market rates. The fixed rate loan commitments have interest rates ranging from 4.25% to 6.38% and maturities ranging from 1 year to 20 years.

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

December 31, 2013, 2012 and 2011

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE 16 - FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (December 31, 2013):
Available for sale securities:
State and municipal	$78,710	$-	$78,710	$-
U.S. Government sponsored entities and agencies	9,101	-	9,101	-
Residential mortgage-backed securities issued by U.S. Government sponsored entities	107,274	-	107,274	-
Mutual funds	242	-	242	-
Total available for sale securities	$195,327	$-	$195,327	$-

Assets (December 31, 2012):
Available for sale securities:
State and municipal	$84,437	$-	$84,378	$59
U.S. Government sponsored entities and agencies	10,355	-	10,355	-
Residential mortgage-backed securities issued by U.S. Government sponsored entities	154,980	-	154,980	-
Collateralized debt obligations, including trust preferred securities	1,176	-	-	1,176
Mutual funds	257	-	257	-
Total available for sale securities	$251,205	$-	$249,970	$1,235

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE 16 - FAIR VALUE (Continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2013	2012	2013	2012
	(in thousands)
Balance at January 1	$1,176	$937	$59	$152
Sales	(3,497)	-	-	-
Total gains or losses for the period:
Included in earnings in net gains on sales of available-for-sale securities	(403)	-	-	-
Included in other comprehensive income	2,822	311	-	-
Principal paydowns	(98)	(72)	(59)	(93)
Balance at December 31	$-	$1,176	$-	$59

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE 16 - FAIR VALUE (Continued)

The following table presents quantitative information about recurring Level 3 fair value measurements for the Company’s collateralized debt obligations as of December 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input(s)	Range - (Weighted Average)
(in thousands)
Collateralized debt obligations	$1,176	Discounted cash flow	Constant prepayment rate	0.00%-100.00% (19.07%)
			Collateral default rate	0.00%-100.00% (13.43%)
			Discount rate	10.62%-26.06% (20.66%)
			Recovery probability	0.00%–15.00% (13.93%)

The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31, 2012 for level 3 assets that are still held at December 31, 2012:

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Year Ended December 31 Collateralized Debt Obligations, Including Trust Preferred Securities	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Year Ended December 31 State and Municipal Securities
	2012	2012
	(In thousands)
Interest income on securities	$111	$4
Other changes in fair value	-	-
Total	$111	$4

The Company did not have any assets measured on a recurring basis classified as level 3 as of December 31, 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE 16 - FAIR VALUE (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (December 31, 2013):
Impaired loans:
Commercial	$2,631	$—	$—	$2,631
Construction	2,153	—	—	2,153
Commercial real estate:
Owner occupied nonfarm/residential	111	—	—	111
Residential real estate:
Secured by first liens	1,213	—	—	1,213
Home equity	165	—	—	165
Consumer	27	—	—	27

Foreclosed and repossessed assets:
Construction	1,641	—	—	1,641
Commercial real estate:
Owner occupied nonfarm/residential	875	—	—	875
Other nonfarm/residential	2,425	—	—	2,425
Residential real estate:
Secured by first liens	1,026	—	—	1,026
Consumer	21	—	—	21

Assets (December 31, 2012):
Impaired loans:
Commercial	$37	$—	$—	$37
Construction	2,109	—	—	2,109
Commercial real estate:
Owner occupied nonfarm/residential	834	—	—	834
Other nonfarm/residential	7,214	—	—	7,214
Residential real estate:
Secured by first liens	1,914	—	—	1,914
Home equity	49	—	—	49

Foreclosed and repossessed assets:
Construction	2,545	—	—	2,545
Commercial real estate:
Owner occupied nonfarm/residential	383	—	—	383
Other nonfarm/residential	2,276	—	—	2,276
Residential real estate:
Secured by first liens	1,100	—	—	1,100
Consumer	41	—	—	41

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE 16 - FAIR VALUE (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans. The Company’s impaired loans totaled $18.4 million as of December 31, 2013, which included collateral-dependent loans with a carrying value of $8.0 million. As of December 31, 2013, the Company’s collateral dependent loans had a valuation allowance of $1.7 million, resulting in an additional provision for loan losses of $3.3 million during the twelve months ended December 31, 2013. The Company’s impaired loans totaled $28.6 million as of December 31, 2012, which included collateral-dependent loans with a carrying value of $15.2 million. As of December 31, 2012, the Company’s collateral dependent loans had a valuation allowance of $3.0 million, resulting in an additional provision for loan losses of $4.3 million during the twelve months ended December 31, 2012.

The Company evaluates the fair value of foreclosed assets at the time they are transferred from loans and on a quarterly basis thereafter. During the years ended December 31, 2013 and 2012, the Company recognized charges of $138,000 and $57,000 to write down foreclosed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE 16 - FAIR VALUE (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 and 2012.

2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range - (Weighted Average)
	(in thousands)
Impaired Loans:
Commercial	$2,631	Sales comparison approach	Adjustments for differences between comparable sales	24%-73% (72%)
Construction	2,153	Sales comparison approach	Adjustments for differences between comparable sales	14%-19% (15%)
Commercial real estate	111	Income capitalization approach	Capitalization rate	22%
Residential real estate	1,378	Sales comparison approach	Adjustments for differences between comparable sales	14%-40% (28%)
Consumer	27	Sales comparison approach	Adjustments for differences between comparable sales	29%
Foreclosed and repossessed assets:
Construction	$1,641	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	15%-45% (23%)
Commercial real estate	3,300	Sales comparison approach	Adjustments for differences between comparable sales	10%-50% (31%)
Residential real estate	1,026	Sales comparison approach	Adjustments for differences between comparable sales	18%-60% (25%)
Consumer	21	Sales comparison approach	Adjustments for differences between comparable sales	0%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE 16 - FAIR VALUE (Continued)

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE 16 - FAIR VALUE (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows at year-end.

	2013
	Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and due from financial institutions	$15,393	$15,393	$—	$—	$15,393
Interest-bearing deposits in other financial institutions	10,896	10,896	—	—	10,896
Loans held for sale	68	—	69	—	69
Loans, net	552,926	—	—	562,882	562,882
Accrued interest receivable	3,149	—	987	2,161	3,149
Federal Home Loan Bank and Federal Reserve Stock	5,955	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	643,625	—	621,065	—	621,065
Other borrowings	45,722	—	45,717	—	45,717
Federal Home Loan Bank Advances	50,000	—	50,102	—	50,102
Subordinated debentures	17,000	—	—	9,878	9,878
Accrued interest payable	106	—	92	14	106

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE 16 - FAIR VALUE (Continued)

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

December 31, 2013, 2012 and 2011

NOTE 16 - FAIR VALUE (Continued)

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
December 31, 2013, 2012 and 2011

NOTE 17- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands)
ASSETS
Cash and due from financial institutions	$8,829	$292
Investment in subsidiaries	95,266	102,299
Other assets	2,324	2,157
Total assets	$106,419	$104,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$17,000	$17,000
Accrued expenses and other liabilities	1,080	1,306
Total liabilities	18,080	18,306
Total shareholders’ equity	88,339	86,442
	$106,419	$104,748

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Income
Dividends from subsidiaries	$11,535	$4,500	$5,000
Management fees from subsidiaries	5,088	4,816	4,647
	16,623	9,316	9,647
Expense
Operating expenses	7,434	7,097	6,638
Income before income taxes and equity in undistributed net income of subsidiaries	9,189	2,219	3,009
Income tax benefit	1,141	770	628
Income before equity in undistributed net income of subsidiaries	10,330	2,989	3,637
Equity in undistributed net income (loss) of subsidiaries	(1,663)	4,696	3,773
Net Income	$8,667	$7,685	$7,410

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$8,667	$7,685	$7,410
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed net (income) loss of subsidiaries	1,663	(4,696)	(3,773)
Share-based compensation expense	479	362	371
Net change in other assets and liabilities	(169)	(1,542)	285
Net cash from operating activities	10,640	1,809	4,293

Cash flows from investing activities
Investment in subsidiaries	-	(250)	(7,679)
Net cash from investing activities	-	(250)	(7,679)

Cash flows from financing activities
Net change in short-term borrowings	-	(2,100)	(1,700)
Repurchase of series A preferred stock	-	-	(19,468)
Issuance of series B preferred stock	-	-	28,000
Repurchase of warrant	-	-	(1,101)
Cash dividends paid on preferred shares	(861)	(978)	(812)
Cash dividends paid on common shares	(1,242)	(1,133)	(1,118)
Net cash from financing activities	(2,103)	(4,211)	3,801

Net change in cash	8,537	(2,652)	415
Cash at beginning of year	292	2,944	2,529
Cash at end of year	$8,829	$292	$2,944

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 18 – EARNINGS PER SHARE

The factors used in the earnings per share computation follows.

	2013	2012	2011
	(In thousands, except share and per share amounts)
Basic
Net income	$8,667	$7,685	$7,410
Preferred stock dividends and discount amortization	(802)	(764)	(1,379)
Net Income per common share	$7,865	$6,921	$6,031
Average shares:
Common shares outstanding	3,863,937	3,863,937	3,863,937
Less: Treasury stock	(476,031)	(501,669)	(548,007)
Average shares outstanding	3,387,906	3,362,268	3,315,930
Net income per common share, basic	$2.32	$2.06	$1.82

Diluted
Net income available to common shareholders	$7,865	$6,921	$6,031
Average shares:
Common shares outstanding for basic	3,387,906	3,362,268	3,315,930
Add: Dilutive effects of outstanding warrant	-	-	57,802
Average shares and dilutive potential common shares	3,387,906	3,362,268	3,373,732
Net income per common share, diluted	$2.32	$2.06	$1.79

Stock options of 153,000, 158,000, and 193,000 common shares were excluded from 2013, 2012, and 2011 diluted earnings per share because they were anti-dilutive.

Restricted share awards of 69,000, 59,000, and 45,000 common shares were excluded from 2013, 2012, and 2011 diluted earnings per share because all the condition required for issuance at those dates had not been met.

COMMUNITY BANK SHARES OF INDIANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax, for the year ended December 31, 2013:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total

Beginning balance	$4,007	$(534)	$3,473
Other comprehensive income (loss) before reclassification	(4,881)	165	(4,716)
Amounts reclassified from accumulated other comprehensive income	(490)	-	(490)
Net current period other comprehensive income (loss)	(5,371)	165	(5,206)
Ending balance	$(1,364)	$(369)	$(1,733)

Net gains on sales of available-for-sale securities of $742,000, net of tax of $250,000, was reclassified out of unrealized gains and losses on available-for-sale securities during 2013.

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
	(In thousands, except per share amounts)
2013
First quarter	$7,724	$7,086	$1,907	$0.50	$0.50
Second quarter	8,375	7,836	2,204	0.57	0.57
Third quarter	8,732	8,228	2,260	0.60	0.60
Fourth quarter	8,422	7,876	2,296	0.66	0.66

2012
First quarter	$8,423	$7,317	$1,835	$0.48	$0.48
Second quarter	8,370	7,267	1,954	0.51	0.51
Third quarter	8,144	7,144	1,941	0.53	0.53
Fourth quarter	7,889	7,068	1,955	0.54	0.54

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2013, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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

Part III

Item 10. Directors, Executive Officers And Corporate Governance

The information regarding Company directors required by this item is incorporated herein by reference to information under the headings “Corporate Governance and Board Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 – Election of Directors” in our definitive proxy statement, to be filed with the SEC, relating to our 2014 annual meeting of shareholders (“2014 Proxy Statement”) to be held on May 20, 2014. Information regarding the members of the Audit Committee, the Company’s code of business conduct and ethics, the identification of the Audit Committee Financial Expert and stockholder nominations of directors is also incorporated by reference to the information under the aforesaid headings. The information regarding our executive officers required by this item is incorporated by reference to the information under the heading “Executive Officers Who Are Not Directors” and the other headings listed above in the 2014 Proxy Statement.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the information under the heading “Executive Compensation” in the 2014 Proxy Statement.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

See Part II, Item 5, for information about securities authorized for issuance under the Company’s equity compensation plans. Information concerning security ownership of management is incorporated herein by reference to the information under the heading “Stock Ownership by Directors and Executive Officers” in the 2014 Proxy Statement.

Item 13. Certain Relationships And Related Transactions, And Director Independence

Information concerning relationships and related transactions, and director independence is incorporated herein by reference to the information under the headings "Compensation Committee Interlocks And Insider Participation”, “Corporate Governance And Board Matters” and “Certain Relationships and Related Person Transactions” in the 2014 Proxy Statement.

Item 14. Principal Accountant Fees And Services

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings “Report of the Audit Committee,” Independent Registered Public Accounting Firm” and “Proposal No. 1 – Ratification of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement.

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

COMMUNITY BANK SHARES
OF INDIANA, INC.

March 28, 2014	By:	/s/ James D. Rickard
James D. Rickard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James D. Rickard	President, Chief Executive Officer, and Director	March 28, 2014
James D. Rickard	(Principal Executive Officer)

/s/ Paul A. Chrisco	Executive Vice-President and Chief Financial Officer	March 28, 2014
Paul A. Chrisco	(Principal Financial and Accounting Officer)

/s/ Gary L. Libs	Chairman of the Board of Directors and Director	March 28, 2014
Gary L. Libs

/s/ R. Wayne Estopinal	Director	March 28, 2014
R. Wayne Estopinal

/s/ George M. Ballard	Director	March 28, 2014
George M. Ballard

/s/ Kerry M. Stemler	Director	March 28, 2014
Kerry M. Stemler

/s/ Steven R. Stemler	Director	March 28, 2014
Steven R. Stemler

/s/ Norman E. Pfau Jr.	Director	March 28, 2014
Norman E. Pfau Jr.

/s/ Gerald T. Koetter	Director	March 28, 2014
Gerald T. Koetter

/s/ James E. Geisler	Director	March 28, 2014
James E. Geisler

Exhibit Index

Exhibit		Filed with this	Incorporated By Reference
Number	Document	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger between Community Bank Shares of Indiana, Inc., The Bancshares, Inc., and CBIN Subsidiary, Inc.		8-K	000-25766	02/16/2006
3.1	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	000-25766	09/05/2011
3.1	Amended and Restated Articles of Incorporation		S-8	333-128278	09/13/2005
3.3	Bylaws		8-K	000-25766	07/27/2007
4.0	Warrant to Purchase Shares of Common Stock		8-K	000-25766	06/01/2009
4.1	Securities Purchase Agreement: SBLF Preferred Shares		8-K	000-25766	09/16/2011
10.1	Employment Agreement James D. Rickard *		10-Q	000-25766	11/14/2000
10.2	Amendment to Employment Agreement with James D. Rickard *		8-K	000-25766	11/06/2006
10.3	Form of Letter Agreement Amendment to Employment Agreement with James D. Rickard, Michael K. Bauer, Kevin J. Cecil, Paul A. Chrisco and Bill D. Wright*		8-K	000-25766	06/01/2009
10.4	Employment Agreement with Michael K. Bauer*	X
10.5	Form of Letter Agreement Amendment to Employment Agreement with James D. Rickard, Michael K. Bauer, Kevin J. Cecil, Paul A. Chrisco and Bill D. Wright*	X
10.6	Employment Agreement with Kevin J. Cecil *		10-K	000-25766	03/31/2004
10.7	Amendment to Employment Agreement with Kevin J. Cecil *		8-K	000-25766	11/06/2006
10.8	Employment Agreement with Paul A. Chrisco *		10-K	000-25766	03/31/2004
10.9	Amendment to Employment Agreement with Paul A. Chrisco *		8-K	000-25766	11/06/2006
10.10	Employment Agreement with Bill D. Wright	X
10.11	Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan *		S-8	333- 60089	07/29/1998
10.12	Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan *		S-3D S-3D	333-40211 333-130721	11/14/1997 12/28/2005
10.13	Community Bank Shares of Indiana, Inc. 2005 Stock Award Plan, as amended *		Exh. B to DEF 14A	000-25766	11/06/2006
10.14	Community Bank Shares of Indiana, Inc. Performance Units Plan, as amended *		8-K	000-25766	10/23/2006
10.15	Letter of agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	06/01/2009
10.16	Repurchase Letter of Agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	9/16/2011
10.17	Warrant Repurchase Agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	10/20/2011
10.18	Purchase and Assumption Agreement between Your Community Bank and the Federal Deposit Insurance Corporation and Federal Deposit Insurance Corporation, Receiver of Frist Federal Bank, Lexington, Kentucky		8-K	000-25766	4/25/13
11.1	Computation of Earnings Per Share	X
14.1	Community Bank Shares of Indiana, Inc. and Affiliates Business Ethics Policy		8-K	000-25766	04/30/2007
21.0	Subsidiaries of Registrant	X
23.1	Consent of Crowe Horwath LLP	X
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 31 CFR Part 30	X
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Exhibit 11.1 - Computation of Earnings Per Share

See note 17 to the Consolidated Financial Statements.

Exhibit 21 - Subsidiaries of Registrant

State of Incorporation
Name of Subsidiary	or Organization

CBSI Insurance, Inc.	Nevada
Your Community Bank	Indiana
CBSI Holdings, Inc.	Nevada
CBSI Investments, Inc.	Nevada
CBSI Investment Portfolio Management, LLC	Nevada
CBSI Development Fund, Inc.	Indiana
First Community Service Corporation	Indiana
Nelson Service Corporation	Kentucky
YCB Real Estate Holdings, LLC	Indiana
Kentuckiana Real Estate Holdings, LLC	Indiana
The Scott County State Bank	Indiana
Southern Indiana Real Estate Holdings, LLC	Indiana
SCSB Real Estate Holdings, LLC	Indiana

