Form 10-Q
period 2014-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2014-05-15
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,437,107 shares of common stock were outstanding as of May 9, 2014.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$18,197	$15,393
Interest-bearing deposits in other financial institutions	4,403	10,896
Securities available for sale	194,506	195,327
Loans held for sale	-	68
Loans, net of allowance for loan losses of $8,378 and $8,009	565,265	552,926
Federal Home Loan Bank and Federal Reserve stock	5,955	5,955
Accrued interest receivable	2,990	3,149
Premises and equipment, net	18,431	18,557
Company owned life insurance	21,550	21,386
Other intangible assets	920	1,004
Foreclosed and repossessed assets	6,334	5,988
Settlement receivable for security sales	3,400	11,136
Other assets	4,131	4,950
Total Assets	$846,082	$846,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$192,749	$187,207
Interest-bearing	462,327	456,418
Total deposits	655,076	643,625
Other borrowings	41,056	45,722
Federal Home Loan Bank advances	40,000	50,000
Subordinated debentures	17,000	17,000
Accrued interest payable	94	106
Other liabilities	1,964	1,943
Total liabilities	755,190	758,396

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2014 and 2013; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,437,114 and 3,394,657 outstanding in 2014 and 2013, respectively	386	386
Additional paid-in capital	43,752	44,597
Retained earnings	26,777	25,184
Accumulated other comprehensive loss	(661)	(1,733)
Treasury stock, at cost (2014- 426,823 shares, 2013- 469,280 shares)	(7,362)	(8,095)
Total shareholders’ equity	90,892	88,339
Total Liabilities and Shareholders’ Equity	$846,082	$846,735

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest and dividend income
Loans, including fees	$6,624	$6,156
Taxable securities	561	729
Tax-exempt securities	737	755
Federal Home Loan Bank and Federal Reserve dividends	53	56
Interest-bearing deposits in other financial institutions	26	28
Interest and dividend income	8,001	7,724

Interest expense
Deposits	253	329
Other borrowings	30	29
Federal Home Loan Bank advances	94	178
Subordinated debentures	99	102
Interest expense	476	638
Net interest income	7,525	7,086

Provision for loan losses	282	247

Net interest income after provision for loan losses	7,243	6,839

Non-interest income
Service charges on deposit accounts	792	747
Commission income	48	42
Net gain on sales of available for sale securities	295	6
Mortgage banking income	16	79
Earnings on company owned life insurance	164	169
Interchange income	270	263
Other income	92	118
Non-interest income	1,677	1,424

Non-interest expense
Salaries and employee benefits	3,367	3,298
Occupancy	700	525
Equipment	327	290
Data processing	666	599
Marketing and advertising	106	84
Legal and professional service fees	420	413
FDIC insurance premiums	164	144
Foreclosed and repossessed assets, net	138	(18)
Other expense	663	751
Total non-interest expense	6,551	6,086
Income before income taxes	2,369	2,177

Income tax expense	257	270

Net Income	2,112	1,907

Preferred stock dividends	(110)	(221)

Net income available to common shareholders	$2,002	$1,686

Earnings per common share:
Basic	$0.59	$0.50
Diluted	$0.59	$0.50

Dividends per common share	$0.12	$0.10

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$2,112	$1,907

Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	1,929	(1,670)
Reclassification adjustment for gains included in net income	(295)	(6)
Net unrealized gains (losses) on securities	1,634	(1,676)
Tax effect	(555)	570
Net of tax	1,079	(1,106)

Defined benefit pension plans:
Net gain (loss) arising during the period	(10)	44
Tax effect	3	(15)
Net of tax	(7)	29

Total other comprehensive gain (loss)	1,072	(1,077)

Comprehensive income	$3,184	$830

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2014	$28,000	$386	$44,597	$25,184	$(1,733)	$(8,095)	$88,339
Net income	—	—	—	2,112	—	—	2,112
Other comprehensive income	—	—	—	—	1,072	—	1,072
Dividends declared on common stock ($0.12 per share)	—	—	—	(409)	—	—	(409)
Dividends on preferred stock	—	—	—	(110)	—	—	(110)
Issuance of treasury stock under dividend reinvestment plan	—	—	12	—	—	43	55
Issuance of stock award shares	—	—	(951)	—	—	684	(267)
Stock options exercised	—	—	(6)	—	—	6	—
Stock award expense	—	—	100	—	—	—	100
Balance, March 31, 2014	$28,000	$386	$43,752	$26,777	$(661)	$(7,362)	$90,892

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,112	$1,907
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	282	247
Depreciation and amortization	480	401
Net amortization of securities	127	276
Net gain on sales of available for sale securities	(295)	(6)
Mortgage loans originated for sale	(857)	(3,158)
Proceeds from mortgage loan sales	939	3,910
Net gain on sales of mortgage loans	(14)	(80)
Earnings on company owned life insurance	(164)	(169)
Stock award compensation expense	100	58
Net (gain) loss on disposition of foreclosed and repossessed assets	15	(75)
Net (gain) loss on disposition of premises and equipment	-	100
Net change in:
Accrued interest receivable	159	(113)
Accrued interest payable	(12)	(47)
Other assets	466	(514)
Other liabilities	(26)	836
Net cash from operating activities	3,312	3,573
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits	6,493	13,532
Available for sale securities:
Sales	23,810	3,432
Purchases	(17,185)	(16,996)
Maturities, prepayments and calls	3,535	8,556
Loan originations and payments, net	(13,553)	(7,568)
Proceeds from the sale of foreclosed and repossessed assets	616	732
Purchases of premises and equipment	(315)	(638)
Proceeds from the sale of premises and equipment	-	689
Net cash from investing activities	3,401	1,739
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	11,451	(2,203)
Net change in other borrowings	(4,666)	1,814
Proceeds from Federal Home Loan Bank advances	60,000	-
Repayment of Federal Home Loan Bank advances	(70,000)	(10,000)
Taxes paid on stock award shares for employees	(267)	-
Cash dividends paid on preferred shares	(72)	(221)
Cash dividends paid on common shares	(355)	(287)
Net cash from financing activities	(3,909)	(10,897)
Net change in cash and due from financial institutions	2,804	(5,585)
Cash and due from financial institutions at beginning of period	15,393	19,039
Cash and due from financial institutions at end of period	$18,197	$13,454

Supplemental cash flow information:
Interest paid	$488	$685
Income taxes refunded	550	-

Supplemental noncash disclosures:
Transfer from loans to foreclosed real estate	977	829
Issuance of treasury shares under dividend reinvestment plan	43	54
Issuance of treasury shares for net settlement of stock options	6	-
Sale and financing of foreclosed and repossessed assets	-	275

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2014, the results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2013. The consolidated financial statements include our accounts and our subsidiaries’ accounts. All material intercompany balances and transactions have been eliminated in consolidation.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2014:
Securities available for sale:
State and municipal	$81,827	$3,405	$(690)	$84,542
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	103,219	326	(2,969)	100,576
U.S. Government sponsored entities and agencies	9,628	4	(488)	9,144
Mutual funds	250	-	(6)	244
Total securities available for sale	$194,924	$3,735	$(4,153)	$194,506

December 31, 2013:
Securities available for sale:
State and municipal	$77,103	$2,744	$(1,137)	$78,710
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	110,324	382	(3,432)	107,274
U.S. Government sponsored entities and agencies	9,702	5	(606)	9,101
Mutual funds	250	-	(8)	242
Total securities available for sale	$197,379	$3,131	$(5,183)	$195,327

Sales of available for sale securities were as follows.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Proceeds	$23,810	$3,432
Gross gains	295	6
Gross losses	-	-

The tax provision applicable to these realized gains amounted to $100,000 and $2,000, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at March 31, 2014 were as follows. Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	March 31, 2014
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$56	$56
One to five years	2,063	2,184
Five to ten years	42,944	43,369
Beyond ten years	46,392	48,077
Residential mortgage-backed securities issued by U.S. Government sponsored entities	103,219	100,576
Mutual funds	250	244
Total	$194,924	$194,506

Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
March 31, 2014
State and municipal	$11,318	$(234)	$6,265	$(456)	$17,583	$(690)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	38,549	(977)	44,924	(1,992)	83,473	(2,969)
U.S. Government sponsored entities and agencies	7,130	(371)	1,403	(117)	8,533	(488)
Mutual funds	244	(6)	-	-	244	(6)
Total temporarily impaired	$57,241	$(1,588)	$52,592	$(2,565)	$109,833	$(4,153)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
December 31, 2013
State and municipal	$18,491	$(772)	$3,347	$(365)	$21,839	$(1,137)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	70,019	(2,306)	20,440	(1,126)	90,459	(3,432)
U.S. Government sponsored entities and agencies	7,032	(468)	1,383	(138)	8,415	(606)
Mutual funds	242	(8)	-	-	242	(8)
Total temporarily impaired	$95,785	$(3,554)	$25,170	$(1,629)	$120,955	$(5,183)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Securities (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI under FASB ASC 320-10.

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

As of March 31, 2014, the Company’s security portfolio consisted of 287 securities, 88 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s state and municipal, U.S. Government sponsored entities and agencies, and residential mortgage-backed agencies issued by U.S. Government sponsored entities, as discussed below:

State and Municipal

At March 31, 2014 the Company had approximately $17.6 million of state and municipal securities with an unrealized loss of $690,000. Of the 213 state and municipal securities in the Company’s portfolio, 204 had an investment grade rating as of March 31, 2014 while 2 were not rated. The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality. All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%. The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

U.S. Government sponsored entities and agencies

At March 31, 2014, the unrealized losses in the Company’s U.S. Government sponsored entities and agencies securities portfolio were attributed to changes in interest rates and liquidity, and not due to credit quality. Because the company does not have the intent to sell these securities and it is not likely that they will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2014.

Residential mortgage-backed Securities issued by U.S. Government sponsored entities

At March 31, 2014, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans

Loans at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Commercial	$114,650	$107,461
Construction	41,827	39,986
Commercial real estate:
Owner occupied nonfarm/residential	110,281	112,072
Other nonfarm/residential	89,639	86,405
Residential real estate:
Secured by first liens	176,102	172,833
Home equity	36,131	36,780
Consumer	5,013	5,398
Subtotal	573,643	560,935
Less:
Allowance for loan losses	(8,378)	(8,009)
Loans, net	$565,265	$552,926

During 2014 and 2013, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

3. Loans (Continued)

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Commercial	$267	$252
Construction	36	36
Commercial Real Estate	3,309	4,032
Residential Real Estate	5,676	5,890
Carrying amount	$9,288	$10,210

There was no associated allowance for loan losses as of March 31, 2014 or December 31, 2013 for purchased credit impaired loans.

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance, beginning of period	$545	$-
Accretion of income	(28)	-
Disposals	(26)	-
Balance, end of period	$491	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2014 and 2013 (in thousands):

March 31, 2014

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009
Provision for loan losses	169	183	(265)	183	12	282
Loans charged-off	(1)	-	-	(51)	(59)	(111)
Recoveries	23	67	74	8	26	198
Ending balance	$1,948	$2,460	$1,374	$2,523	$73	$8,378

March 31, 2013

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762
Provision for loan losses	(158)	240	(131)	298	(2)	247
Loans charged-off	-	-	(1,208)	(175)	(51)	(1,434)
Recoveries	30	2	31	9	22	94
Ending balance	$1,879	$1,641	$1,528	$2,521	$100	$7,669

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$377	$1,079	$78	$949	$2	$2,485
Collectively evaluated for impairment	1,571	1,381	1,296	1,574	71	5,893
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$1,948	$2,460	$1,374	$2,523	$73	$8,378

Loans:
Loans individually evaluated for impairment	$5,154	$7,151	$2,128	$5,332	$20	$19,785
Loans collectively evaluated for impairment	109,229	34,640	194,483	201,225	4,993	544,570
Loans acquired with deteriorated credit quality	267	36	3,309	5,676	-	9,288
Total ending loans balance	$114,650	$41,827	$199,920	$212,233	$5,013	$573,643

December 31, 2013:
	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$256	$1,064	$77	$936	$12	$2,345
Collectively evaluated for impairment	1,501	1,146	1,488	1,447	82	5,664
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009

Loans:
Loans individually evaluated for impairment	$4,485	$7,092	$2,072	$6,047	$62	$19,758
Loans collectively evaluated for impairment	102,724	32,858	192,373	197,676	5,336	530,967
Loans acquired with deteriorated credit quality	252	36	4,032	5,890	-	10,210
Total ending loans balance	$107,461	$39,986	$198,477	$209,613	$5,398	$560,935

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three month period ended March 31, 2014:

March 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$2,166	$2,166	$-	$1,152	$-
Construction	4,637	2,271	-	2,275	8
Commercial real estate:
Owner occupied nonfarm/nonresidential	805	805	-	755	11
Other nonfarm/nonresidential	1,137	1,137	-	1,159	3
Residential real estate:
Secured by first liens	2,222	2,147	-	2,304	3
Home equity	219	219	-	489	1
Consumer	5	5	-	14	-
Total	$11,141	$8,700	$-	$8,148	$26
With an allowance recorded:
Commercial	$3,038	$3,038	$377	$2,993	$-
Construction	5,215	4,880	1,079	4,847	42
Commercial real estate:
Owner occupied nonfarm/nonresidential	186	186	78	187	2
Other nonfarm/nonresidential	-	-	-	-	-
Residential real estate:
Secured by first liens	2,090	2,090	632	1,932	13
Home equity	876	876	317	964	11
Consumer	15	15	2	27	-
Total	$11,420	$11,085	$2,485	$10,950	$68

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$1,538	$1,538	$-
Construction	4,645	2,279	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	704	704	-
Other nonfarm/nonresidential	1,180	1,180	-
Residential real estate:
Secured by first liens	2,536	2,461	-
Home equity	759	759	-
Consumer	23	23	-
Total	$11,385	$8,944	$-

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With an allowance recorded:
Commercial	$2,947	$2,947	$256
Construction	5,149	4,813	1,064
Commercial real estate:
Owner occupied nonfarm/nonresidential	188	188	77
Other nonfarm/nonresidential	-	-	-
Residential real estate:
Secured by first liens	1,784	1,775	508
Home equity	1,052	1,052	428
Consumer	39	39	12
Total	$11,159	$10,814	$2,345

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents information for loans individually evaluated for impairment by class of loans for the three months ended March 31, 2013:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$678	$6
Construction	4,316	5
Commercial real estate:
Owner occupied nonfarm/nonresidential	364	-
Other nonfarm/nonresidential	3,812	3
Residential real estate:
Secured by first liens	1,882	7
Home equity	655	7
Consumer	19	-
Total	$11,726	$28

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$171	$1
Construction	5,070	44
Commercial real estate:
Owner occupied nonfarm/nonresidential	932	14
Other nonfarm/nonresidential	5,571	-
Residential real estate:
Secured by first liens	2,569	21
Home equity	1,107	13
Consumer	12	-
Total	$15,432	$93

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$3,390	$-	$538	$-
Construction	2,029	-	2,029	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	489	-	445	-
Other nonfarm/nonresidential	749	-	1,507	-
Residential real estate:
Secured by first liens	2,618	-	2,669	-
Home equity	316	-	475	-
Consumer	47	-	125	-
Total	$9,638	$-	$7,788	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans:

March 31, 2014:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$142	$29	$3,157	$3,328	$111,322	$-
Construction	-	-	2,474	2,474	39,353	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	386	67	44	497	109,784	-
Other nonfarm/nonresidential	-	-	941	941	88,698	-
Residential real estate:
Secured by first liens	2,505	132	1,977	4,614	171,488	-
Home equity	338	191	339	868	35,263	-
Consumer	101	-	34	135	4,878	-
Total	$3,472	$419	$8,966	$12,857	$560,786	$-

December 31, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$3,207	$129	$336	$3,672	$103,789	$-
Construction	122	-	2,474	2,596	37,390	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	151	428	-	579	111,493	-
Other nonfarm/nonresidential	-	-	1,706	1,706	84,699	-
Residential real estate:
Secured by first liens	3,513	533	2,354	6,400	166,433	-
Home equity	744	141	404	1,289	35,491	-
Consumer	78	24	72	174	5,224	-
Total	$7,815	$1,255	$7,346	$16,416	$544,519	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings totaled $10.9 million and $10.5 million at March 31, 2014 and December 31, 2013. Of the total TDRs, $2.9 million and $389,000 were on non-accrual as of March 31, 2014 and December 31, 2013. The Company has allocated $1.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2014 and December 31, 2013.

The detail of outstanding TDRs by class and modification type as of March 31, 2014 and December 31, 2013 follows:

March 31, 2014:

	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
Commercial:
Extended maturity	$4,099	$134
Interest only payments	556	-
Multiple modifications	52	-
Construction:
Interest rate reduction	1,386	113
Extended maturity	392	85
Multiple modifications	2,613	378
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	186	78
Other nonfarm/nonresidential
Interest only payments	196	-
Residential real estate:
Secured by first liens
Interest rate reduction	30	8
Extended maturity	305	34
Interest only payments	88	27
Multiple modifications	370	127
Home equity
Multiple modifications	667	213
Total	$10,940	$1,197

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

December 31, 2013:

	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
Commercial:
Extended maturity	$4,099	$134
Multiple modifications	63	3
Construction:
Interest rate reduction	1,386	113
Extended maturity	396	90
Multiple modifications	2,633	374
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	188	77
Other nonfarm/nonresidential
Interest only payments	198	-
Residential real estate:
Secured by first liens
Interest rate reduction	61	7
Extended maturity	307	36
Interest only payments	87	25
Multiple modifications	370	110
Home equity
Multiple modifications	675	217
Total	$10,463	$1,186

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms. The following table summarizes the Company’s TDR’s by class, modification type and performance as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Defaulted Within 12 Months of Modification
	(In thousands)
Commercial:
Extended maturity	$-	$2,749	$2,749	$2,749
Residential:
Secured by first liens
Interest only payments	-	88	88	-
Multiple modifications	-	68	68	-
Total	$-	$2,905	$2,905	$2,749

December 31, 2013:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Defaulted Within 12 Months of Modification
	(In thousands)
Commercial:
Extended maturity	$2,749	$-	$2,749	$2,749
Residential:
Secured by first liens
Interest only payments	-	87	87	87
Multiple modifications	68	302	370	370
Total	$2,817	$389	$3,206	$3,206

There was no impact to the allowance for loan losses for TDRs that defaulted in the first quarter of 2014.

There were no defaults during the quarter ended March 31, 2013 within 12 months of modification.

During the quarters ended March 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarters ended March 31, 2014 and 2013 and their performance, by modification type:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
March 31, 2014:
Commercial
Interest only payments	1	$556	$556	$556	$-

March 31, 2013:
Residential:
Secured by first liens
Multiple modifications	1	$308	$308	$308	$-

Loans modified as TDRs during the quarters ended March 31, 2014 and 2013 increased the allowance for loan losses by $0 and $100,000.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans. The risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2014 and December 31, 2013 is as follows:

March 31, 2014:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$4,340	$3,794	$106,516	$114,650
Construction	3,271	7,151	31,405	41,827
Commercial real estate:
Owner occupied nonfarm/residential	5,305	805	104,171	110,281
Other nonfarm/residential	6,262	941	82,436	89,639
Residential real estate:
Secured by first liens	4,107	3,741	168,254	176,102
Home equity	536	1,137	34,458	36,131
Consumer	-	43	4,970	5,013
Total	$23,281	$17,612	$532,210	$573,643

December 31, 2013:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$4,612	$3,207	$99,642	$107,461
Construction	3,337	7,129	29,520	39,986
Commercial real estate:
Owner occupied nonfarm/residential	6,199	704	105,169	112,072
Other nonfarm/residential	6,364	1,706	78,335	86,405
Residential real estate:
Secured by first liens	5,060	4,504	163,269	172,833
Home equity	129	1,929	34,722	36,780
Consumer	2	87	5,309	5,398
Total	$25,703	$19,266	$515,966	$560,935

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Deposits

Deposits at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Demand (NOW)	$124,040	$122,051
Money market accounts	143,877	141,073
Savings	47,763	45,117
Individual retirement accounts	24,771	25,418
Certificates of deposit, $100,000 and over	57,473	55,641
Other certificates of deposit	64,403	67,118

Total interest bearing deposits	462,327	456,418

Total non-interest bearing deposits	192,749	187,207

Total deposits	$655,076	$643,625

5. Earnings Per Common Share

Earnings per share were computed as follows:

	Three months ended March 31,
	2014	2013
	(In thousands, except share and per share amounts)
Basic:
Net income	$2,112	$1,907
Preferred stock dividends	(110)	(221)
Net income available to common shareholders	$2,002	$1,686

Average shares outstanding	3,421,157	3,381,680

Net income per common share, basic	$0.59	$0.50

Diluted:
Net income available to common shareholders	$1,686	$1,686
Average shares:
Common shares outstanding for basic	3,421,157	3,381,680
Add: Dilutive effects of outstanding stock options	889	-
Add: Dilutive effects of outstanding stock awards	15,897	-
Average dilutive potential common shares	3,437,943	3,381,680
Net income per common share, diluted	$0.58	$0.50

Stock options for 122,500 and 157,800 shares of common stock were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2014 and 2013, respectively, because their effect was antidilutive.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Earnings Per Common Share (Continued)

Restricted share awards of 0 and 49,599 common shares were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2014 and 2013 because their effect was antidilutive.

6. Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee. Non-employee directors are eligible to receive only nonqualified stock options. We may grant stock options under the current plan for an additional 152,295 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2014 and December 31, 2013 was $53,000 and $1,000, respectively. There was no remaining compensation cost related to unvested options as of March 31, 2014 and December 31, 2013, respectively. The Company recognized $0 in expense for stock options for the three months ended March 31, 2014 and 2013, respectively. The Company has options vested and expected to vest of 137,000 with aggregate intrinsic value of $53,000 and a weighted average remaining contractual term of 2.2 years as of March 31, 2014. As of December 31, 2013, the Company had options vested and expected to vest of 153,200 which had an aggregate intrinsic value of $1,000 and a weighted average remaining contractual term of 2.3 years. During the three months ended March 31, 2014, there were no options granted or forfeited while 6,850 stock options were exercised. All stock options were exercised using the cashless option, with the Company issued net shares to the option holders.

For the three months ended March 31, 2014 and 2013, we recognized $100,000 and $58,000 in expense for restricted stock awards, respectively. During the three months ended March 31, 2014, there were no restricted stock awards forfeited and 34,550 awards granted to employees. The restricted share awards granted had an aggregate fair value of $766,000 at the date of grant. Of the total awards, 650 of awards vested at the grant date, 1,300 vest in 2015, 2,600 vest in 2016, and 10,000 vest in 2017, 2018, and 2019. The fair value of restricted stock awards was calculated based on the Company’s stock price at the date of issuance. At March 31, 2014, there were 54,840 outstanding and unvested restricted stock awards. The Company permits restricted share award recipients to elect to pay their personal tax withholding requirements through cash or withholding of shares at vesting. During the quarter ending March 31, 2014, the Company withheld 13,212 restricted share awards for certain employees to pay withholding taxes.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2014):
Available for sale securities:
State and municipal	$84,542	$—	$84,542	$—
U.S. Government sponsored entities and agencies	9,144	—	9,144	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	100,576	—	100,576	—
Mutual Funds	244	—	244	—
Total available for sale securities	$194,506	$—	$194,506	$—

Assets (December 31, 2013):
Available for sale securities:
State and municipal	$78,710	$—	$78,710	$—
U.S. Government sponsored entities and agencies	9,101	—	9,101	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	107,274	—	107,274	—
Mutual Funds	242	—	242	—
Total available for sale securities	$195,327	$—	$195,327	$—

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

	Collateralized Debt Obligations, Including Trust Preferred Securities		State and Municipal Securities
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$-	$1,176	$-	$59
Net unrealized gain included in other comprehensive income	-	51	-	-
Principal paydowns	-	(42)	-	(59)
Balance, end of period	$-	$1,185	$-	$-

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
	2014	2013
	(in thousands)

Interest income on securities	$-	$29
Other changes in fair value	-	-
Total	$-	$29

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2014):
Impaired loans:
Commercial	$2,661	$—	$—	$2,661
Construction	2,220	—	—	2,220
Commercial real estate:
Owner Occupied nonfarm/nonresidential	108	—	—	108
Residential real estate:
Secured by first liens	1,406	—	—	1,406
Home equity	104	—	—	104
Consumer	13	—	—	13

Foreclosed and repossessed assets:
Construction	1,599	—	—	1,599
Commercial real estate:
Owner occupied nonfarm/nonresidential	588	—	—	588
Other nonfarm/nonresidential	3,188	—	—	3,188
Residential real estate:
Secured by first liens	957	—	—	957
Consumer	2	—	—	2

Assets (December 31, 2013):
Impaired loans:
Commercial	$2,631	$—	$—	$2,631
Construction	2,153	—	—	2,153
Commercial real estate:
Owner Occupied nonfarm/nonresidential	111	—	—	111
Residential real estate:
Secured by first liens	1,213	—	—	1,213
Home equity	165	—	—	165
Consumer	27			27

Foreclosed and repossessed assets:
Construction	1,641	—	—	1,641
Commercial real estate:
Owner occupied nonfarm/nonresidential	875	—	—	875
Other nonfarm/nonresidential	2,425	—	—	2,425
Residential real estate:
Secured by first liens	1,026	—	—	1,026
Consumer	21	—	—	21

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans. The Company’s collateral dependent impaired loans had a carrying value of $8.4 million as of March 31, 2014 with a valuation allowance of $1.9 million, resulting in provision for loan losses of $260,000 for the three months ended March 31, 2014. The Company recorded $303,000 in provision for loan losses for collateral-dependent impaired loans for the three months ended March 31, 2013.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter. During the three months ended March 31, 2014 and 2013, the Company did not recognize charges to write down foreclosed and repossessed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
March 31, 2014:	(in thousands)
Impaired Loans:
Commercial	$2,661	Sales comparison approach	Adjustments for differences between comparable sales	24%-33% (33%)
Construction	2,220	Sales comparison approach	Adjustments for differences between comparable sales	14%-24% (15%)
Commercial real estate	108	Income capitalization approach	Capitalization rate	22%
Residential real estate	1,510	Sales comparison approach	Adjustments for differences between comparable sales	14%-41% (28%)
Consumer	13	Sales comparison approach	Adjustments for differences between comparable sales	29%
Foreclosed and repossessed assets:
Construction	$2,442	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	15%-45% (23%)
Commercial real estate	2,648	Sales comparison approach	Adjustments for differences between comparable sales	4%-50% (32%)
Residential real estate	1,128	Sales comparison approach	Adjustments for differences between comparable sales	18%-60% (27%)
Consumer	24	Sales comparison approach	Adjustments for differences between comparable sales	0%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range - (Weighted Average)
December 31, 2013:	(in thousands)
Impaired Loans:
Commercial	$2,631	Sales comparison approach	Adjustments for differences between comparable sales	24%-73% (72%)
Construction	2,153	Sales comparison approach	Adjustments for differences between comparable sales	14%-19% (15%)
Commercial real estate	111	Income capitalization approach	Capitalization rate	22%
Residential real estate	1,378	Sales comparison approach	Adjustments for differences between comparable sales	14%-40% (28%)
Consumer	27	Sales comparison approach	Adjustments for differences between comparable sales	29%

Foreclosed and repossessed assets:
Construction	$1,641	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	15%-45% (23%)
Commercial real estate	3,300	Sales comparison approach	Adjustments for differences between comparable sales	10%-50% (31%)
Residential real estate	1,026	Sales comparison approach	Adjustments for differences between comparable sales	18%-60% (25%)
Consumer	21	Sales comparison approach	Adjustments for differences between comparable sales	0%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at March 31, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2014:
Financial assets:
Cash and due from financial institutions	$18,197	$18,197	$—	$—	$18,197
Interest-bearing deposits in other financial institutions	4,403	4,403	—	—	4,403
Loans, net	565,265	—	—	573,345	573,345
Accrued interest receivable	2,990	—	1,093	1,897	2,990
Federal Home Loan Bank and Federal Reserve Stock	5,955	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	655,076	—	640,085	—	640,085
Other borrowings	41,056	—	41,052	—	41,052
Federal Home Loan Bank Advances	40,000	—	40,088	—	40,088
Subordinated debentures	17,000	—	—	9,858	9,858
Accrued interest payable	94	—	80	14	94

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value (Continued)

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2013:
Financial assets:
Cash and due from financial institutions	$15,393	$15,393	$—	$—	$15,393
Interest-bearing deposits in other financial institutions	10,896	10,896	—	—	10,896
Loans held for sale	68	—	69	—	69
Loans, net	552,926	—	—	562,882	562,882
Accrued interest receivable	3,149	—	987	2,161	3,149
Federal Home Loan Bank and Federal Reserve Stock	5,955	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	643,625	—	621,065	—	621,065
Other borrowings	45,722	—	45,717	—	45,717
Federal Home Loan Bank Advances	50,000	—	50,102	—	50,102
Subordinated debentures	17,000	—	—	9,878	9,878
Accrued interest payable	106		92	14	106

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the three month periods ended March 31, 2014 and 2013:

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
March 31, 2014:
Balance, beginning of period	$(1,364)	$(369)	$(1,733)
Other comprehensive income (loss) before reclassifications	1,274	(7)	1,267
Amounts reclassified from accumulated other comprehensive loss	(195)	-	(195)
Balance, end of period	$(285)	$(376)	$(661)

March 31, 2013:
Balance, beginning of period	$4,007	$(534)	$3,473
Other comprehensive income (loss) before reclassifications	(1,102)	29	(1,073)
Amounts reclassified from accumulated other comprehensive income	(4)	-	(4)
Balance, end of period	$2,901	$(505)	$2,396

Net gain on sales of available-for-sale securities of $295,000 and $6,000 was reclassified out of unrealized gains and losses on available-for-sale securities during the three months ended March 31, 2014 and 2013, respectively, to “Net gain on sales of available for sale securities” in the Consolidated Statements of Income.  Income tax expense associated with the reclassification was $100,000 and $2,000 for the three months ended March 31, 2014 and 2013, respectively, and was reclassified to “Income tax expense” in the Consolidated Statements of Income.

9. Subsequent Event – Acquisition and Common Stock Offering

On April 21, 2014, the Company entered into an agreement to acquire First Financial Service Corporation (“FFKY”) and its wholly-owned subsidiary, First Federal Savings Bank of Elizabethtown. The Company will issue 0.153 shares of its common stock, plus cash for fractional shares, to shareholders of FFKY for each common share outstanding. The exchange ratio may be adjusted in the event FFKY’s consolidated net book value is less than $13.0 million or FFB has not reduced certain specifically identified non-performing assets by more than $3.0 million through through payoffs, paydowns or certain collateral enhancements.

Common Stock Offering – Private Placement

In order to enhance the Company’s capital position in connection with the share exchange, immediately prior to the execution of the agreement, the Company entered into various binding subscription agreements for the sale of approximately $25.0 million of the Company’s common stock contingent upon (and received in connection with) the consummation of the share exchange.

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

Financial Condition

Total assets decreased by $653,000 to $846.1 million as of March 31, 2014 from $846.7 million as of December 31, 2013. The decline was attributable to decreases in interest-bearing deposits in other financial institutions of $6.5 million and settlement receivable for security sales of $7.7 million, offset primarily by an increase in net loans of $12.3 million.

Net loans increased to $565.3 million at March 31, 2014 from $552.9 million as of December 31, 2013. During the second quarter of 2013, the Company acquired First Federal of Lexington, Kentucky in an FDIC-assisted transaction. Subsequent to the acquisition, the Company hired two lenders in Lexington which has boosted the Company’s new loan originations and contributed to the increase in net loans during the period.

Securities available for sale decreased by $821,000 to $194.5 million as of March 31, 2014 from $195.3 million at December 31, 2013 primarily due to purchases of $17.2 million, offset by sales of $23.8 million and maturities, prepayments and calls of $3.5 million. The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Total deposits increased by $11.5 million to $655.1 million as of March 31, 2014 from $643.6 million at December 31, 2013. Non-interest bearing deposits increased by $5.5 million during the period while interest-bearing deposits increased by $5.9 million as the Company continued to effectively deploy its funding strategy by emphasizing growth in non-interest bearing deposits and pricing its interest bearing deposits at an appropriate level given on-balance sheet liquidity and the amount of unpledged securities in its investment portfolio.

Net Income Available to Common Shareholders. Net income available to common shareholders increased to $2.0 million for the three months ended March 31, 2014 from $1.7 million for the same period in 2013. Basic and diluted earnings per common share increased to $0.59 per share for the first quarter of 2014 as compared to $0.50 per common share for the first quarter of 2013. The increase in net income available to common shareholders was attributable to increases in net interest income of $439,000 and non-interest income of $253,000 and a decrease in preferred stock dividends of $111,000, offset by an increase in non-interest expense of $465,000. The annualized return on average assets and average shareholders’ equity were 1.01% and 9.48% for the three months ended March 31, 2014, respectively, compared to 0.95% and 8.87% for the equivalent period in 2013.

Subsequent to the end of the quarter, the Company announced an agreement to acquire First Financial Service Corporation of Elizabethtown, Kentucky and the associated subscription agreements with investors for approximately $25.0 million. The acquisition is expected to be completed in the third or fourth quarter of 2014 and is dependent upon regulatory and shareholder approval by both Company’s shareholders. The Company anticipates incurring significant professional and consulting expenses associated with closing including auditing, legal, and investment banker fees that could materially impact the Company’s non-interest expense for the remainder of 2014. More information is available about the acquisition agreement in the 8-K filed by the Company on April 22, 2014.

Net interest income. Net interest income increased from $7.1 million for the three months ended March 31, 2013 to $7.5 million in 2014, while the Company’s net interest margin on a fully taxable equivalent basis increased to 4.09% from 4.06%. The increase in net interest margin was due to the reduction in the cost of interest-bearing liabilities to 0.34% for the first quarter of 2014 from 0.47% in the same quarter in 2013. The decrease in the cost of funds was achieved through reductions in FHLB advances and time deposits. The Company has been lowering offering rates for its deposit products given the level of on-balance sheet liquidity which has resulted in some deposit runoff with the average balance for time deposits decreasing to $148.5 million in 2014 from $164.8 million in 2013. Also contributing to the increase in margin, were average non-interest bearing deposits of $183.1 million in 2014, an increase from $167.1 million for the same quarter in 2013. The yield on interest earning assets declined to 4.33% in 2014 from 4.40% in 2013 while interest income increased to $8.4 million on fully taxable equivalent basis from $8.1 million over the respective periods. The increase in interest income was due to the acquisition of First Federal Bank of Lexington, Kentucky in the second quarter of 2014 and subsequent loan growth in that market. The Company’s average loans increased to $564.6 million for the quarter ended March 31, 2014 from $466.1 million in 2013 which has primarily been funded by a reduction in taxable securities from $172.4 million to $121.3 million, respectively.

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

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$13,173	$26	0.80%	$24,725	$28	0.45%
Taxable securities	121,285	561	1.88	172,377	729	1.72
Tax-exempt securities	78,968	1,116	5.73	78,125	1,144	5.94
Total loans and fees (1) (2) (3)	564,635	6,624	4.76	466,133	6,156	5.36
Federal Home Loan Bank and Federal Reserve stock	5,955	53	3.60	5,998	56	3.77
Total earning assets	784,016	8,380	4.33	747,358	8,113	4.40

Less: Allowance for loan losses	(8,480)			(8,752)
Non-earning assets:
Cash and due from financial institutions	10,068			16,129
Premises and equipment, net	18,474			14,043
Other assets	41,563			46,225
Total assets	$845,641			$815,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and other	$309,676	$142	0.19%	$289,523	$137	0.19%
Time deposits	148,458	111	0.30	164,756	192	0.47
Other borrowings	45,390	30	0.27	46,440	29	0.25
Federal Home Loan Bank advances	47,333	94	0.80	36,222	178	1.99
Subordinated debentures	17,000	99	2.37	17,000	102	2.43
Total interest-bearing liabilities	567,857	476	0.34	553,941	638	0.47

Non-interest bearing liabilities:
Non interest-bearing deposits	183,084			167,140
Accrued interest payable and other liabilities	4,328			6,726
Stockholders’ equity	90,372			87,196
Total liabilities and shareholders’ equity	$845,641			$815,003

Net interest income (taxable equivalent basis)		$7,904			$7,475
Less: taxable equivalent adjustment		(379)			(389)
Net interest income		$7,525			$7,086
Net interest spread			3.99%			3.94%
Net interest margin			4.09			4.06

(1)	The amount of direct loan origination cost included in interest on loans was $99 and $91 for the three months ended March 31, 2014 and 2013.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.
(3)	The amount of accretion recorded for acquired loans included in interest income was $45 and $0 for the three months ended March 31, 2014 and 2013.

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

	Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate
	(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$(2)	$(17)	$15
Taxable securities	(168)	(231)	63
Tax-exempt securities	(28)	12	(40)
Total loans and fees	468	1,206	(738)
Federal Home Loan Bank and Federal Reserve stock	(3)	-	(3)
Total increase (decrease) in interest income	267	970	(703)
Interest expense:
Savings and other	5	9	(4)
Time deposits	(81)	(18)	(63)
Other borrowings	1	(1)	2
Federal Home Loan Bank advances	(84)	44	(128)
Subordinated debentures	(3)	-	(3)
Total increase (decrease) in interest expense	(162)	34	(196)
Increase (decrease) in net interest income	$429	$936	$(507)

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

Summary of Loan Loss Experience:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Activity for the period ended:

Beginning balance	$8,009	$8,762
Charge-offs:
Residential real estate	(51)	(170)
Commercial real estate	-	(1,208)
Construction	-	-
Commercial	(1)	-
Home equity	-	(5)
Consumer	(59)	(51)
Total	(111)	(1,434)

Recoveries:
Residential real estate	6	7
Commercial real estate	74	31
Construction	67	2
Commercial	23	30
Home equity	2	2
Consumer	26	22
Total	198	94
Net loan (charge-offs) recoveries	87	(1,340)

Provision	282	247

Ending balance	$8,378	$7,669

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Provision for loan losses increased by $35,000 for the first three months of 2014 to $282,000 compared to $247,000 for the same period in 2013 while net charge-offs decreased over the same periods from $1.3 million in 2013 to net recoveries of $87,000 in 2014. The Company’s non-performing loans increased to $9.6 million as of March 31, 2014 from $7.8 million as of December 31, 2013. The increase in non-accrual loans was attributable mostly to one large commercial relationship totaling $2.7 million during the first quarter of 2014. The Company had previously classified the credit as impaired and had allocated a specific reserve of $134,000 in 2013. The addition of this relationship to non-accrual status was the primary cause for the increase in the Company’s non-performing assets from December 31, 2013. The Company did not record additional provision for loan losses related to this credit in the first quarter of 2014. The decrease in net charge-offs for the three month period in 2014 was due to the charge-off of $1.2 million for one commercial real estate relationship in 2013 that was not repeated in 2014.

The Company’s provision for loan losses in the first quarter of 2014 was due to an increase in the allocation for loans collectively evaluated for impairment and the downgrade during the quarter of several smaller credits. During the quarter, the Company did not identify any new, significant impaired loan relationships or large write-downs of collateral securing impaired loans. Classified loans (substandard or doubtful) declined to $17.6 million as of March 31, 2014 from $19.3 million while criticized loans (watch and special mention) also decreased to $23.3 million from $25.7 million over the same period (see Footnote 3 to the Company’s consolidated financial statements for a description of the rating classifications and more loan detail). The same trend was present in the Company’s level of past due credits as total past due loans declined to $12.9 million at the end of first quarter from $16.4 million. While the Company’s credit metrics are improving, there are still a few large impaired credit relationships which could significantly impact provision for loan losses in the future should the value of underlying credit erode further or loss mitigation tactics be unsuccessful. Due to the aforementioned provision and charge-off activity, the allowance for loan losses as a percentage of loans increased to 1.46% of loans as of March 31, 2014 from 1.43% at December 31, 2013.

Federal regulations require insured institutions to classify their assets on a regular basis. The regulations provide for three categories of classified loans: substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies. As of March 31, 2014, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Asset Quality. Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. TDR’s totaled $10.9 million and $10.5 million at March 31, 2014 and December 31, 2013, while $2.9 million and $389,000 were included in the Company’s non-accrual loans as of the same dates, respectively.

The Company’s non-performing assets as of March 31, 2014 and December 31, 2013 were as

	March 31, 2014	December 31, 2013
	(In thousands)

Loans on non-accrual status	$9,638	$7,788
Loans past due over 90 days still on accrual	-	-
Total non-performing loans	9,638	7,788
Foreclosed and repossessed assets	6,334	5,988
Total non-performing assets	$15,972	$13,776

Non-performing loans to total loans	1.68%	1.39%
Non-performing assets to total loans	2.78	2.46
Allowance as a percent of non-performing loans	86.93	102.84
Allowance as a percent of total loans	1.46	1.43

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Non-interest income. Non-interest income increased by $253,000 to $1.7 million for the quarter ended March 31, 2014 from $1.4 million for the same period in 2013 mostly due to increases in gains on sales of available for sale securities of $289,000 and service charges on deposit accounts of $45,000, offset by a decrease in mortgage banking income of $63,000. The increase in gains on sales of available for sale securities was due to higher sales volume during 2014 as compared to 2013 as the Company sold $23.8 million in 2014 versus $3.4 million 2013. Service charge income on deposit accounts increased to $792,000 in 2014 from $747,000 in 2013 due to higher service fee income on checking accounts and higher non-sufficient funds fees. Mortgage banking income declined to $16,000 in 2014 from $79,000 in 2013 due to more originated loans being retained in the portfolio. In 2013, management elected to retain more of the loans that had previously been originated for sale into the secondary market to help offset the declining loan portfolio.

Non-interest expense. Non-interest expense increased by $465,000 to $6.6 million in 2014 from $6.1 million in 2013 due to increases in salaries and employee benefits, occupancy, data processing and foreclosed and repossessed assets net expense, offset by a decrease in other expenses. Salaries and employee benefits increased to $3.4 million in 2014 from $3.3 million while the number of full time equivalent employees increased to 209 from 200 over the same period. The increase in expense is attributable to higher base compensation and insurance expense due to the increase in employees, offset by a reduction in accrued incentive compensation. Occupancy expense increased to $700,000 in 2014 from $525,000 due to the addition of three branch locations as part of the Company’s acquisition of First Federal Bank in Lexington, Kentucky in the second quarter of 2013 as well as higher snow removal and associated utilities expense. Foreclosed and repossessed asset net expense was $138,000 for the first three months of 2014 as compared to $(18,000) in 2013 as the Company recorded a net gain on sales of foreclosed assets of $75,000 in 2013 and a net loss of $15,000 in 2014. Also contributing to foreclosed and repossessed asset expense in 2014 was an increase in maintenance and property taxes of $107,000. Other expenses decreased by $88,000 to $663,000 in the first quarter of 2014 from $751,000 in 2013 due to a $100,000 loss incurred in 2013 on the disposal of land previously held for future development.

Income tax expense. Income tax expense for the three months ended March 31, 2014 was $257,000 as compared to $270,000 for the equivalent period in 2013 while the effective tax rate for the respective periods declined to 10.8% in 2014 from 12.4% in 2013. The decrease in income tax expense was due to an increase in tax-exempt items recognized in the first quarter of 2014 as compared to 2013.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Liquidity and Capital Resources Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2014, we had cash and interest-bearing deposits with banks of $22.6 million and securities available-for-sale with a fair value of $194.5 million. If we require funds beyond the funds we are able to generate internally, we have $70.0 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $31.5 million. Management believes the Company’s liquidity sources are adequate to meet its operational needs.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2014, Your Community Bank and Scott County State Bank were each considered well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

March 31, 2014:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	18.7%	17.5%	12.7%
Your Community Bank	15.7%	14.4%	10.8%
Scott County State Bank	20.4%	19.5%	12.1%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2013:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	18.5%	17.2%	12.5%
Your Community Bank	16.1%	14.9%	11.1%
Scott County State Bank	20.0%	19.0%	11.8%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

We have been repurchasing shares of our common stock since May 21, 1999. A net total of 426,823 shares at an aggregate cost of $7.4 million have been repurchased since that time under both the current and prior repurchase plans. Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased. Through March 31, 2014, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at March 31, 2014 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2013 and March 31, 2014 within the model to estimate their combined effects on net interest income over a one-year horizon. In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps. A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely. We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of March 31, 2014 our net interest income would decrease by an estimated 0.5%, or $142,000, over the one year forecast horizon. As of December 31, 2013, in the Up 200 Scenario we estimated that net interest income would decrease $226,000, over a one year forecast horizon ending December 31, 2013.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2014 and December 31, 2013, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of March 31, 2014 and ending on March 31, 2015:

	Interest Rate Sensitivity as of March 31, 2014
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$27,540	$28,640
Investments	5,126	5,277
FHLB and FRB stock	181	181
Interest-bearing deposits in other financial institutions	3	5
Total interest Income	32,850	34,113

Projected interest expense:
Deposits	1,004	1,768
Federal funds purchased, line of credit and repurchase agreements	143	619
FHLB advances	324	347
Subordinated debentures	398	540
Total interest expense	1,869	3,274
Net interest income	$30,981	$30,839

Change from base		(142)
Percent change from base		(0.46)%
52

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2013 and ending December 31, 2014:

	Interest Rate Sensitivity as of December 31, 2013
	Base	Gradual Increase in Rates of 200 Basis Points
Projected interest income:
Loans	$26,757	$27,848
Investments	5,245	5,312
FHLB and FRB stock	181	181
Interest-bearing deposits in other financial Institutions	5	25
Federal funds sold	15	54
Total interest income	32,203	33,420

Projected interest expense:
Deposits	974	1,745
Federal funds purchased, line of credit and Repurchase agreements	185	714
FHLB advances	329	329
Subordinated debentures	399	542
Total interest expense	1,887	3,330
Net interest income	$30,316	$30,090

Change from base		$(226)
% Change from base		(0.7)%

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

Changes in Internal Control over Financial Reporting

There was no change in CBIN’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, CBIN’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the three months ended March 31, 2014.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased. As of March 31, 2014, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Item 6. Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: May 15, 2014	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014	BY:	/s/ Paul. A. Chrisco
Paul A. Chrisco
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

COMMUNITY BANK SHARES OF INDIANA, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 15, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013 (iv) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 and (vi) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

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

