Form 10-Q
period 2014-06-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2014-08-14
CIK 933590

ARTICLE IUNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,443,614 shares of common stock were outstanding as of August 11, 2014.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$19,350	$15,393
Interest-bearing deposits in other financial institutions	18,727	10,896
Securities available for sale	199,071	195,327
Loans held for sale	246	68
Loans, net of allowance for loan losses of $8,481 and $8,009	579,679	552,926
Federal Home Loan Bank and Federal Reserve stock	5,964	5,955
Accrued interest receivable	3,144	3,149
Premises and equipment, net	18,204	18,557
Company owned life insurance	21,718	21,386
Other intangible assets	839	1,004
Foreclosed and repossessed assets	6,029	5,988
Settlement receivable for security sales	-	11,136
Other assets	2,945	4,950
Total Assets	$875,916	$846,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$201,259	$187,207
Interest-bearing	482,356	456,418
Total deposits	683,615	643,625
Other borrowings	37,459	45,722
Federal Home Loan Bank advances	40,000	50,000
Subordinated debentures	17,000	17,000
Accrued interest payable	87	106
Other liabilities	3,566	1,943
Total liabilities	781,727	758,396

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2013 and 2012; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,440,614 and 3,394,657 outstanding in 2014 and 2013 respectively	386	386
Additional paid-in capital	43,948	44,597
Retained earnings	28,403	25,184
Accumulated other comprehensive income (loss)	754	(1,733)
Treasury stock, at cost (2014- 423,323 shares, 2013- 469,280 shares)	(7,302)	(8,095)
Total shareholders’ equity	94,189	88,339
Total Liabilities and Shareholders’ Equity	$875,916	$846,735

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Interest and dividend income
Loans, including fees	$7,098	$6,924	$13,722	$13,080
Taxable securities	489	629	1,050	1,358
Tax-exempt securities	751	758	1,488	1,513
Federal Home Loan Bank and Federal Reserve dividends	63	48	116	104
Interest-bearing deposits in other financial institutions	9	16	35	44
Interest and dividend income	8,410	8,375	16,411	16,099

Interest expense
Deposits	267	302	520	631
Other borrowings	23	28	53	57
Federal Home Loan Bank advances	82	107	176	285
Subordinated debentures	101	102	200	204
Interest expense	473	539	949	1,177
Net interest income	7,937	7,836	15,462	14,922

Provision for loan losses	190	2,470	472	2,717

Net interest income after provision for loan losses	7,747	5,366	14,990	12,205

Non-interest income
Service charges on deposit accounts	835	859	1,627	1,606
Commission income	48	46	96	88
Net gain on sales of available for sale securities	1	509	296	515
Mortgage banking income	28	60	44	139
Earnings on company owned life insurance	168	170	332	338
Interchange income	330	299	600	562
Bargain purchase gain	-	1,879	-	1,879
Other income	130	147	222	266
Non-interest income	1,540	3,969	3,217	5,393

Non-interest expense
Salaries and employee benefits	3,366	3,347	6,733	6,645
Occupancy	549	559	1,249	1,084
Equipment	301	309	628	599
Data processing	663	662	1,329	1,261
Marketing and advertising	89	71	195	155
Legal and professional service fees	738	620	1,158	1,033
FDIC insurance premiums	129	211	293	355
Foreclosed assets, net	53	242	191	224
Other expense	641	690	1,304	1,441
Total non-interest expense	6,529	6,711	13,080	12,797
Income before income taxes	2,758	2,624	5,127	4,801

Income tax expense	610	420	867	690

Net income	2,148	2,204	4,260	4,111

Preferred stock dividend	(109)	(288)	(219)	(509)

Net income available to common shareholders	$2,039	$1,916	$4,041	$3,602

4

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Earnings per common share:
Basic	$0.59	$0.57	$1.18	$1.06
Diluted	$0.59	$0.57	$1.17	$1.06

Dividends per common share	$0.12	$0.11	$0.24	$0.21

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$2,148	$2,204	$4,260	$4,111

Other comprehensive income (loss), net of tax
Unrealized gain on securities:
Unrealized gain (losses) arising during the period	2,116	(6,753)	4,045	(8,423)
Reclassification adjustment for gains included in net income	(1)	(509)	(296)	(515)
Net unrealized gains (losses)	2,115	(7,262)	3,749	(8,938)
Tax effect	(711)	2,469	(1,266)	3,039
Net of tax	1,404	(4,793)	2,483	(5,899)

Defined benefit pension plans:
Net gain (loss) arising during the period	16	(15)	6	29
Tax effect	(5)	5	(2)	(10)
Net of tax	11	(10)	4	19

Total other comprehensive income (loss)	1,415	(4,803)	2,487	(5,880)

Comprehensive income (loss)	$3,563	$(2,599)	$6,747	$(1,769)

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2014	$28,000	$386	$44,597	$25,184	$(1,733)	$(8,095)	$88,339
Net income	—	—	—	4,260	—	—	4,260
Other comprehensive loss	—	—	—	—	2,487	—	2,487
Cash dividends declared on common stock ($0.24 per share)	—	—	—	(822)	—	—	(822)
Dividends on preferred stock	—	—	—	(219)	—	—	(219)
Issuance of treasury stock under dividend reinvestment plan	—	—	30	—	—	80	110
Issuance of stock award shares	—	—	(951)	—	—	684	(267)
Stock options exercised	—	—	(29)			29	—
Stock award expense	—	—	201	—	—	—	201
Tax benefit from vesting of stock award shares	—	—	100	—	—	—	100
Balance, June 30, 2014	$28,000	$386	$43,948	$28,403	$754	$(7,302)	$94,189

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,260	$4,111
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	472	2,717
Depreciation and amortization	945	655
Net amortization of securities	240	492
Net gain on sales of available for sale securities	(296)	(515)
Mortgage loans originated for sale	(1,985)	(5,915)
Proceeds from mortgage loan sales	1,847	6,793
Net gain on sales of mortgage loans	(40)	(141)
Earnings on company owned life insurance	(332)	(338)
Shared based compensation expense	201	101
Bargain purchase gain	-	(1,879)
Net loss on disposition of premises and equipment	3	99
Net (gain) loss on disposition of foreclosed and repossessed assets	(53)	48
Net change in:
Accrued interest receivable	5	46
Accrued interest payable	(19)	(111)
Other assets	933	3,351
Other liabilities	1,591	1,122
Net cash from operating activities	7,772	10,636
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in FDIC assisted acquisition	-	19,714
Net change in interest-bearing deposits	(7,831)	12,207
Available for sale securities:
Sales	32,757	49,704
Purchases	(28,886)	(20,996)
Maturities, prepayments and calls	7,230	15,091
Loan originations and payments, net	(28,359)	(28,483)
Proceeds from the sale of foreclosed and repossessed assets	1,289	2,034
Purchases of premises and equipment	(536)	(1,084)
Proceeds from the sale of premises and equipment	-	690
Additions to foreclosed and repossessed assets	(37)	-
Purchase of Federal Reserve and FHLB stock	(9)	-
Proceeds from redemption of Federal Reserve and FHLB stock	-	4,032
Net cash from investing activities	(24,382)	52,909
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	39,990	(37,368)
Net change in other borrowings	(8,263)	(7,338)
Proceeds from Federal Home Loan Bank advances	110,000	33,000
Repayment of Federal Home Loan Bank advances	(120,000)	(57,444)
Taxes paid on stock award shares for employees	(267)	-
Cash dividends paid on preferred shares	(181)	(352)
Cash dividends paid on common shares	(712)	(603)
Net cash from financing activities	20,567	(70,105)
Net change in cash and due from financial institutions	3,957	(6,560)
Cash and due from financial institutions at beginning of period	15,393	19,039
Cash and due from financial institutions at end of period	$19,350	$12,479

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Supplemental cash flow information:
Interest paid	$968	$1,257
Income taxes paid, net of refunds	345	-

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	1,240	5,398
Issuance of treasury shares under dividend reinvestment plan	80	111
Issuance of treasury shares for net settlement of stock options	29	-
Sale and financing of foreclosed and repossessed assets	-	275
Declared, unpaid dividends on preferred stock	110	288

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2014:
Securities available for sale:
State and municipal	$81,837	$4,558	$(398)	$85,997
U.S. Government sponsored entities and agencies	9,567	3	(438)	9,132
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	105,720	370	(2,394)	103,696
Mutual funds	250	-	(4)	246
Total securities available for sale	$197,374	$4,931	$(3.234)	$199,071

December 31, 2013:
Securities available for sale:
State and municipal	$77,103	$2,744	$(1,137)	$78,710
U.S. Government sponsored entities and agencies	9,702	5	(606)	9,101
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	110,324	382	(3,432)	107,274
Mutual funds	250	-	(8)	242
Total securities available for sale	$197,379	$3,131	$(5,183)	$195,327

Sales of available for sale securities were as follows.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In thousands)
Proceeds	$8,947	$46,272	$32,757	$49,704
Gross gains	44	604	339	610
Gross losses	(43)	(95)	(43)	(95)

The tax provision applicable to these realized gains amounted to $15,000 and $115,000 for the three and six months ended June 30, 2014, respectively, and $173,000 and $175,000 for the three and six months ended June 30, 2013, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at June 30, 2014 were as follows. Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	June 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$552	$559
One to five years	4,955	4,956
Five to ten years	42,936	44,115
Beyond ten years	42,961	45,499
Residential mortgage-backed securities issued by U.S. Government sponsored entities	105,720	103,696
Mutual funds	250	246
Total	$197,374	$199,071

Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2014
State and municipal	$1,780	$(8)	$10,616	$(390)	$12,396	$(398)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	14,178	(126)	62,043	(2,268)	76,221	(2,394)
U.S. Government sponsored entities and agencies	-	-	8,581	(438)	8,581	(438)
Mutual Funds	246	(4)	-	-	246	(4)
Total temporarily impaired	$16,204	$(138)	$81,240	$(3,096)	$97,444	$(3,234)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
December 31, 2013
State and municipal	$18,492	$(772)	$3,347	$(365)	$21,839	$(1,137)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	70,019	(2,306)	20,440	(1,126)	90,459	(3,432)
U.S. Government sponsored entities and agencies	7,032	(468)	1,383	(138)	8,415	(606)
Mutual funds	242	(8)	-	-	242	(8)
Total temporarily impaired	$95,785	$(3,554)	$25,170	$(1,629)	$120,955	$(5,183)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Securities (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities are generally evaluated for OTTI under FASB ASC 320-10.

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

As of June 30, 2014, the Company’s security portfolio consisted of 286 securities, 66 of which were in an unrealized loss position. The unrealized losses are related to the Company’s state and municipal, residential mortgage-backed securities issued by U.S. Government sponsored entities and agencies, and U.S. Government sponsored entities and agencies, as discussed below.

State and Municipal

At June 30, 2014 the Company had approximately $12.4 million of state and municipal securities with an unrealized loss of $398,000. Of the 189 state and municipal securities in the Company’s portfolio, 188 had an investment grade rating as of June 30, 2014 while 1 was not rated. The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality. All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%. The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

U.S. Government sponsored entities and agencies

At June 30, 2014, the unrealized losses in the Company’s U.S. Government sponsored entities and agencies securities portfolio were attributed to changes in interest rates and liquidity, and not due to credit quality. Because the company does not have the intent to sell these securities and it is not likely that they will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2014.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Securities (Continued)

Residential mortgage-backed Securities issued by U.S. Government sponsored entities

At June 30, 2014, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

3.	Loans

Loans at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Commercial	$121,784	$107,461
Construction	43,411	39,986
Commercial real estate:
Owner occupied nonfarm/residential	113,428	112,072
Other nonfarm/residential	91,898	86,405
Residential real estate:
Secured by first liens	177,661	172,833
Home equity	34,993	36,780
Consumer	4,985	5,398
Subtotal	588,160	560,935
Less:
Allowance for loan losses	(8,481)	(8,009)
Loans, net	$579,679	$552,926

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

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Commercial	$243	$252
Construction	36	36
Commercial Real Estate	3,310	4,032
Residential Real Estate	5,382	5,890
Carrying amount	$8,971	$10,210

There was no associated allowance for loan losses as of June 30, 2014 or December 31, 2013 for purchased credit impaired loans.

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance, beginning of period	$491	$1,103	$545	$-
New loans purchased	-	-	-	1,103
Accretion of income	(34)	(168)	(62)	(168)
Reclassifications from nonaccretable difference	419	-	419	-
Disposals	-	-	(26)	-
Balance, end of period	$876	$935	$876	$935

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2014 and 2013 (in thousands):

Three Months Ended June 30, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,948	$2,460	$1,374	$2,523	$73	$8,378
Provision for loan losses	(227)	(19)	6	404	26	190
Loans charged-off	-	-	(23)	(135)	(52)	(210)
Recoveries	67	-	21	8	27	123
Ending balance	$1,788	$2,441	$1,378	$2,800	$74	$8,481

Three Months Ended June 30, 2013:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,879	$1,641	$1,528	$2,521	$100	$7,669
Provision for loan losses	120	1,979	227	126	18	2,470
Loans charged-off	(39)	(156)	-	(229)	(44)	(468)
Recoveries	20	2	3	5	21	51
Ending balance	$1,980	$3,466	$1,758	$2,423	$95	$9,722

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014 and 2013 (in thousands):

Six Months Ended June 30, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009
Provision for loan losses	(58)	164	(259)	587	38	472
Loans charged-off	(1)	-	(23)	(186)	(111)	(321)
Recoveries	90	67	95	16	53	321
Ending balance	$1,788	$2,441	$1,378	$2,800	$74	$8,481

Six Months Ended June 30, 2013:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762
Provision for loan losses	(38)	2,219	96	424	16	2,717
Loans charged-off	(39)	(156)	(1,208)	(404)	(95)	(1,902)
Recoveries	50	4	34	14	43	145
Ending balance	$1,980	$3,466	$1,758	$2,423	$95	$9,722

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$327	$1,010	$75	$1,276	$20	$2,708
Collectively evaluated for impairment	1,461	1,431	1,303	1,524	54	5,773
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$1,788	$2,441	$1,378	$2,800	$74	$8,481

Loans:
Loans individually evaluated for impairment	$4,733	$6,986	$2,841	$5,880	$37	$20,477
Loans collectively evaluated for impairment	116,808	36,389	199,175	201,392	4,948	558,712
Loans acquired with deteriorated credit quality	243	36	3,310	5,382	-	8,971
Total ending loans balance	$121,784	$43,411	$205,326	$212,654	$4,985	$588,160

December 31, 2013:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$256	$1,064	$77	$936	$12	$2,345
Collectively evaluated for impairment	1,501	1,146	1,488	1,447	82	5,664
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009

Loans:
Loans individually evaluated for impairment	$4,485	$7,092	$2,072	$6,047	$62	$19,758
Loans collectively evaluated for impairment	102,724	32,858	192,373	197,676	5,336	530,967
Loans acquired with deteriorated credit quality	252	36	4,032	5,890	-	10,210
Total ending loans balance	$107,461	$39,986	$198,477	$209,613	$5,398	$560,935

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the six month period ending June 30, 2014 (in thousands):

June 30, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$1,745	$1,745	$-	$1,350	$23
Construction	4,755	2,389	-	2,313	15
Commercial real estate:
Owner occupied nonfarm/nonresidential	912	912	-	807	24
Other nonfarm/nonresidential	1,746	1,746	-	1,354	5
Residential real estate:
Secured by first liens	2,840	2,765	-	2,457	6
Home equity	56	56	-	345	2
Consumer	4	4	-	11	-
Total	$12,058	$9,617	$-	$8,637	$75

With an allowance recorded:
Commercial	$2,988	$2,988	$327	$2,991	$1
Construction	4,932	4,597	1,010	4,764	82
Commercial real estate:
Owner occupied nonfarm/nonresidential	183	183	75	186	4
Other nonfarm/nonresidential	-	-	-	-	-
Residential real estate:
Secured by first liens	2,191	2,191	963	2,018	32
Home equity	868	868	313	932	22
Consumer	33	33	20	29	-
Total	$11,195	$10,860	$2,708	$10,920	$141

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$1,538	$1,538	$-
Construction	4,645	2,279	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	704	704	-
Other nonfarm/nonresidential	1,180	1,180	-
Residential real estate:
Secured by first liens	2,536	2,461	-
Home equity	759	759	-
Consumer	23	23	-
Total	$11,385	$8,944	$-

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With an allowance recorded:
Commercial	$2,947	$2,947	$256
Construction	5,149	4,813	1,064
Commercial real estate:
Owner occupied nonfarm/nonresidential	188	188	77
Other nonfarm/nonresidential	-	-	-
Residential real estate:
Secured by first liens	1,784	1,775	508
Home equity	1,052	1,052	428
Consumer	39	39	12
Total	$11,159	$10,814	$2,345

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

The following table presents the information related to loans individually evaluated for impairment by class of loans for the three month period ending June 30, 2014:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$1,255	$23
Construction	2,330	8
Commercial real estate:
Owner occupied nonfarm/nonresidential	859	12
Other nonfarm/nonresidential	1,442	2
Residential real estate:
Secured by first liens	2,456	3
Home equity	138	1
Consumer	4	-
Total	$8,484	$49

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$3,013	$1
Construction	4,739	40
Commercial real estate:
Owner occupied nonfarm/nonresidential	184	2
Other nonfarm/nonresidential	-	-
Residential real estate:
Secured by first liens	2,140	20
Home equity	872	11
Consumer	24	-
Total	$10,972	$74

COMMUNITY BANK SHARES OF INDIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans for the three and six month periods ending June 30, 2013:

	Three Months		Six Months
	Average Recorded Investment	Interest Income Recognized and Received	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$609	$5	$655	$11
Construction	5,373	12	4,858	17
Commercial real estate:
Owner occupied nonfarm/nonresidential	392	-	485	-
Other nonfarm/nonresidential	3,728	3	2,656	5
Residential real estate:
Secured by first liens	1,587	6	1,854	14
Home equity	665	7	682	14
Consumer	18	-	20	-
Total	$12,372	$33	$11,210	$61

With an allowance recorded:
Commercial	$133	$1	$145	$2
Construction	5,467	29	5,462	73
Commercial real estate:
Owner occupied nonfarm/nonresidential	560	2	685	16
Other nonfarm/nonresidential	1,246	-	4,051	-
Residential real estate:
Secured by first liens	2,592	13	2,558	34
Home equity	1,180	15	1,130	28
Consumer	25	-	17	-
Total	$11,203	$60	$14,048	$153

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$3,106	$-	$336	$-
Construction	2,599	-	2,474	-
Commercial real estate:
Owner occupied nonfarm/nonresidential	300	-	-	-
Other nonfarm/nonresidential	964	-	1,706	-
Residential real estate:
Secured by first liens	2,309	-	2,669	-
Home equity	266	-	475	-
Consumer	45	-	128	-
Total	$9,589	$-	$7,788	$-

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans:

June 30, 2014:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$220	$64	$3,106	$3,390	$118,394
Construction	-	64	2,599	2,663	40,748
Commercial real estate:
Owner occupied nonfarm/nonresidential	76	687	300	1,063	112,365
Other nonfarm/nonresidential	-	-	941	941	90,957
Residential real estate:
Secured by first liens	460	946	1,677	3,083	174,578
Home equity	148	175	266	589	34,404
Consumer	62	46	43	151	4,834
Total	$966	$1,982	$8,932	$11,880	$576,280

December 31, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$3,207	$129	$336	$3,672	$103,789
Construction	122	-	2,474	2,596	37,390
Commercial real estate:
Owner occupied nonfarm/nonresidential	151	428	-	579	111,493
Other nonfarm/nonresidential	-	-	1,706	1,706	84,699
Residential real estate:
Secured by first liens	3,513	533	2,354	6,400	166,433
Home equity	744	141	404	1,289	35,491
Consumer	78	24	72	174	5,224
Total	$7,815	$1,255	$7,346	$16,416	$544,419

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings totaled $10.5 million at June 30, 2014 and December 31, 2013. Of the total TDRs, $2.8 million and $389,000 were on non-accrual as of June 30, 2014 and December 31, 2013. The Company has allocated $1.4 million and $1.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2014 and December 31, 2013.

The detail of outstanding TDRs by class and modification type as of June 30, 2014 and December 31, 2013 follows (in thousands):

June 30, 2014:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Extended maturity	$3,749	$134
Multiple modifications	6	-
Interest only payments	556	-
Construction:
Interest rate reduction	1,386	233
Extended maturity	387	98
Multiple modifications	2,595	382
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	183	75
Other nonfarm/nonresidential
Interest only payments	195	-
Residential real estate:
Secured by first liens
Interest rate reduction	59	8
Interest only payments	88	50
Extended maturity	303	53
Multiple modifications	333	112
Home equity
Multiple modifications	661	210
Total	$10,501	$1,355

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

December 31, 2013:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Extended maturity	$4,099	$134
Multiple modifications	63	3
Construction:
Interest rate reduction	1,386	113
Extended maturity	396	90
Multiple modifications	2,633	374
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	188	77
Other nonfarm/nonresidential
Interest only payments	198	-
Residential real estate:
Secured by first liens
Interest rate reduction	61	7
Extended maturity	307	36
Interest only payments	87	25
Multiple modifications	370	110
Home equity
Multiple modifications	675	217
Total	$10,463	$1,186

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms. The following table summarizes the Company’s TDR’s by class, modification type and performance as of June 30, 2014 and December 31, 2014 (in thousands):

June 30, 2014:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms
Commercial:
Extended maturity	$-	$2,749	$2,749
Residential:
Secured by first liens
Interest only payments	-	88	88
Total	$-	$2,837	$2,837

December 31, 2013:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms
Commercial:
Extended maturity	$2,749	$-	$2,749
Residential:
Secured by first liens
Interest only payments	-	87	87
Multiple modifications	68	302	370
Total	$2,817	$389	$3,206

There were no trouble debt restructurings that defaulted within 12 months of modifications during the three and six months ended June 30, 2014. During the three and six months ended June 30, 2013, there were two residential real estate loan secured by a first lien for $86,000 that defaulted within 12 months of modification.

During the quarter and six months ended June 30, 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2014 and 2013 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
June 30, 2014:
Commercial:
Interest only payments	1	$556	$556	$556	$-
Residential:
Secured by first liens
Multiple modifications	1	31	31	31	-

June 30, 2013:
Residential:
Secured by first liens
Interest only payments	2	81	81	-	81
Multiple modifications	1	68	68	68	-

There was no impact to the allowance for loan losses for TDRs that defaulted during the six months ended June 30, 2014 and 2013.

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

The Company uses the following definitions for its classified loan risk ratings:

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

The Company uses the following definitions for its criticized loan risk ratings:

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

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans. The risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2014 and December 31, 2013 is as follows:

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Loans (Continued)

June 30, 2014:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$6,663	$3,737	$111,384	$121,784
Construction	3,493	6,987	32,931	43,411
Commercial real estate:
Owner occupied nonfarm/residential	6,435	1,057	105,936	113,428
Other nonfarm/residential	8,169	941	82,788	91,898
Residential real estate:
Secured by first liens	12,144	4,834	160,683	177,661
Home equity	1,036	1,018	32,939	34,993
Consumer	-	69	4,916	4,985
Total	$37,940	$18,643	$531,577	$588,160

December 31, 2013:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$4,612	$3,207	$99,642	$107,461
Construction	3,337	7,129	29,520	39,986
Commercial real estate:
Owner occupied nonfarm/residential	6,199	704	105,169	112,072
Other nonfarm/residential	6,364	1,706	78,335	86,405
Residential real estate:
Secured by first liens	5,060	4,504	163,269	172,833
Home equity	129	1,929	34,722	36,780
Consumer	2	87	5,309	5,398
Total	$25,703	$19,266	$515,966	$560,935

4.	Deposits

Deposits at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)

Demand (NOW)	$138,936	$122,051
Money market accounts	158,305	141,073
Savings	47,236	45,117
Individual retirement accounts	24,691	25,418
Certificates of deposit, $100,000 and over	51,445	55,641
Other certificates of deposit	61,743	67,118
Total interest bearing deposits	482,356	456,418
Total non-interest bearing deposits	201,259	187,207
Total deposits	$683,615	$643,625

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Earnings Per Common Share

Earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except for share and per share amounts)
Basic:
Net income	$2,148	$2,204	$4,260	$4,111
Preferred stock dividend	(109)	(288)	(219)	(509)
Net income available to common shareholders	$2,039	$1,916	$4,041	$3,602
Average shares outstanding	3,438,794	3,386,701	3,430,025	3,384,205
Net income per common share, basic	$0.59	$0.57	$1.18	$1.06

Diluted:
Net income available to common shareholders	$2,039	$1,916	$4,041	$3,602
Average shares:
Common shares outstanding for basic	3,438,794	3,386,701	3,430,025	3,384,205
Add: Dilutive effects of outstanding stock options	16,669	-	26,129	-
Add: Dilutive effects of outstanding stock awards	12,961	-	5,134	-
Average dilutive potential common shares	3,468,424	3,386,701	3,461,288	3,384,205
Net income per common share, diluted	$0.59	$0.57	$1.17	$1.06

No stock options were excluded from the calculation of diluted net income per common share for the three months ended June 30, 2014. Stock options for 54,000 shares of common stock were excluded from the calculation of diluted net income per common share for the six months ended June 30, 2014 because their effect was antidilutive. This compares to stock options for 157,800 shares of common stock that were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2013.

No restricted share awards were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2014. Restricted share awards of 49,599 common shares were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2013 because all of the conditions necessary for issuance of common stock had not been met as of those dates.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years. Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years. Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee. Non-employee directors are eligible to receive only nonqualified stock options. We may grant stock options under the current plan for an additional 152,295 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2014 and December 31, 2013 was $49,000 and $1,000, respectively. There was no remaining compensation cost related to unvested options as of June 30, 2014 and December 31, 2013, respectively. The Company did not recognize expense for stock options for the three and six months ended June 30, 2014 and 2013, respectively. The Company has options vested and expected to vest of 126,500 with aggregate intrinsic value of $49,000 and a weighted average remaining contractual term of 2.2 years as of June 30, 2014. As of December 31, 2013, the Company had options vested and expected to vest of 153,200 which had an aggregate intrinsic value of $1,000 and a weighted average remaining contractual term of 2.3 years. During the six months ended June 30, 2014, there were no options granted or forfeited while 17,350 stock options were exercised. All stock options were exercised using the cashless option, with the Company issued net shares to the option holders.

For the three and six months ended June 30, 2014, we recognized $101,000 and $201,000 in expense for restricted stock awards, respectively. During the three months ended June 30, 2014, there were no restricted stock awards granted or forfeited. During the six months ended June 30, 2014, 34,550 awards granted to employees and no shares forfeited. The restricted share awards granted had an aggregate fair value of $766,000 at the date of grant. Of the total awards, 650 of awards vested at the grant date, 1,300 vest in 2015, 2,600 vest in 2016, and 10,000 vest in 2017, 2018, and 2019. The fair value of the restricted stock awards was calculated based on the Company’s stock price at the date of issuance. At June 30, 2014, there were 54,840 outstanding and unvested restricted stock awards. For the three and six months ended June 30, 2013, we recognized $43,000 and $101,000 in expense for restricted stock awards, respectively.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2014):
Available for sale securities:
State and municipal	$85,997	$—	85,997	$—
U.S. Government sponsored entities and agencies	9,132	—	9,132	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	103,696	—	103,696	—
Mutual Funds	246	—	246	—

Total available for sale securities	$199,071	$—	$199,071	$—

Assets (December 31, 2013):
Available for sale securities:
State and municipal	$78,710	$—	$78,710	$—
U.S. Government sponsored entities and agencies	9,101	—	9,101	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	107,274	—	107,274	—
Mutual Funds	242	—	242	—

Total available for sale securities	$195,327	$—	$195,327	$—

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2014):
Impaired loans:
Commercial	$2,661	$—	$—	$2,661
Construction	2,022	—	—	2,022
Commercial real estate:
Owner Occupied nonfarm/nonresidential	108	—	—	108
Other nonfarm/nonresidential	—	—	—	—
Residential real estate:
Secured by first liens	1,176	—	—	1,176
Home equity	104	—	—	104
Consumer	13	—	—	13

Foreclosed and repossessed assets:
Construction	1,549	—	—	1,549
Commercial real estate:
Owner occupied nonfarm/nonresidential	588	—	—	588
Other nonfarm/nonresidential	3,409	—	—	3,409
Residential real estate:
Secured by first liens	483	—	—	483

Assets (December 31, 2013):
Impaired loans:
Commercial	$2,631	$—	$—	$2,631
Construction	2,153	—	—	2,153
Commercial real estate:
Owner Occupied nonfarm/nonresidential	111	—	—	111
Residential real estate:
Secured by first liens	1,213	—	—	1,213
Home equity	165	—	—	165
Consumer	27	—	—	27

Foreclosed and repossessed assets:
Construction	1,641	—	—	1,641
Commercial real estate:
Owner occupied nonfarm/nonresidential	875	—	—	875
Other nonfarm/nonresidential	2,425	—	—	2,425
Residential real estate:
Secured by first liens	1,026	—	—	1,026
Consumer	21	—	—	21

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans. The Company’s collateral dependent impaired loans had a carrying value of $8.2 million as of June 30, 2014 with a valuation allowance of $2.1 million, resulting in provision for loan losses of $192,000 and $452,000 for the three and six months ended June 30, 2014. The Company recorded $2.2 million and $2.5 million in provision for loan losses for collateral-dependent impaired loans for the three and six months ended June 30, 2013. Impaired loans totaled $18.4 million as of December 31, 2013, which included collateral dependent loans with a carrying value of $8.0 million and a valuation allowance of $1.7 million.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter. During the three and six months ended June 30, 2014 and 2013, the Company recognized charges to write down foreclosed and repossessed assets to their fair value of $0 and $119,000, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
June 30, 2014:
Impaired Loans:
Commercial	$2,661	Sales comparison approach	Adjustments for differences between comparable sales	24%-33% (33%)
Construction	2,022	Sales comparison approach	Adjustments for differences between comparable sales	14%-19% (15%)
Commercial real estate	108	Income capitalization approach	Capitalization rate	22%
Residential real estate	1,280	Sales comparison approach	Adjustments for differences between comparable sales	14%-54% (29%)
Consumer	13	Sales comparison approach	Adjustments for differences between comparable sales	29%
Foreclosed and repossessed assets:
Construction	$1,549	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	15%-45% (23%)
Commercial real estate	3,997	Income capitalization approach	Capitalization rate	4%
		Sales comparison approach	Adjustments for differences between comparable sales	10%-50% (32%)
Residential real estate	483	Sales comparison approach	Adjustments for differences between comparable sales	18%-60% (27%)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range - (Weighted Average)
	(in thousands)
December 31, 2013:
Impaired Loans:
Commercial	$2,631	Sales comparison approach	Adjustments for differences between comparable sales	24%-73% (72%)
Construction	2,153	Sales comparison approach	Adjustments for differences between comparable sales	14%-19% (15%)
Commercial real estate	111	Income capitalization approach	Capitalization rate	22%
Residential real estate	1,378	Sales comparison approach	Adjustments for differences between comparable sales	14%-40% (28%)
Consumer	27	Sales comparison approach	Adjustments for differences between comparable sales	29%
Foreclosed and repossessed assets:
Construction	$1,641	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	15%-45% (23%)
Commercial real estate	3,300	Sales comparison approach	Adjustments for differences between comparable sales	10%-50% (31%)
Residential real estate	1,026	Sales comparison approach	Adjustments for differences between comparable sales	18%-60% (25%)
Consumer	21	Sales comparison approach	Adjustments for differences between comparable sales	0%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at June 30, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2014:
Financial assets:
Cash and due from financial institutions	$19,350	$19,350	$—	$—	$19,350
Interest-bearing deposits in other financial institutions	18,727	18,727	—	—	18,727
Loans held for sale	246	—	290	—	290
Loans, net	579,679	—	—	591,337	591,337
Accrued interest receivable	3,144	—	1,050	2,094	3,144
Federal Home Loan Bank and Federal Reserve Stock	5,964	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	683,615	—	669,760	—	669,760
Other borrowings	37,459	—	37,455	—	37,455
Federal Home Loan Bank Advances	40,000	—	40,123	—	40,123
Subordinated debentures	17,000	—	—	9,836	9,836
Accrued interest payable	87	—	73	14	87

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value (Continued)

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2013:
Financial assets:
Cash and due from financial institutions	$15,393	$15,393	$—	$—	$15,393
Interest-bearing deposits in other financial institutions	10,896	10,896	—	—	10,896
Loans held for sale	68	—	69	—	69
Loans, net	552,926	—	—	562,882	562,882
Accrued interest receivable	3,149	—	987	2,161	3,149
Federal Home Loan Bank and Federal Reserve Stock	5,955	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	643,625	—	621,065	—	621,065
Other borrowings	45,722	—	45,717	—	45,717
Federal Home Loan Bank Advances	50,000	—	50,102	—	50,102
Subordinated debentures	17,000	—	—	9,878	9,878
Accrued interest payable	106		92	14	106

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the three month periods ended June 30, 2014 and 2013 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
June 30, 2014:
Balance, beginning of period	$(285)	$(376)	$(661)
Other comprehensive loss before reclassifications	1,405	11	1,416
Reclassification for gains included in net income	(1)	-	(1)
Balance, end of period	$1,119	$(365)	$754

June 30, 2013:
Balance, beginning of period	$2,901	$(505)	$2,396
Other comprehensive income (loss) before reclassifications	(4,457)	(10)	(4,467)
Reclassification for gains included in net income	(336)	-	(336)
Balance, end of period	$(1,892)	$(515)	$(2,407)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the six month periods ended June 30, 2014 and 2013 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
June 30, 2014:
Balance, beginning of period	$(1,364)	$(369)	$(1,733)
Other comprehensive income (loss) before reclassifications	2,678	4	2,682
Reclassification for gains included in net income	(195)	-	(195)
Balance, end of period	$1,119	$(365)	$754

June 30, 2013:
Balance, beginning of period	$4,007	$(534)	$3,473
Other comprehensive income before reclassifications	(5,559)	19	(5,540)
Reclassification for gains included in net income	(340)	-	(340)
Balance, end of period	$(1,892)	$(515)	$(2,407)

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

Financial Condition

Total assets increased by $29.2 million to $875.9 million as of June 30, 2014 from $846.7 million as of December 31, 2013. The increase in total assets was primarily due to an increase in net loans of $26.8 million and interest-bearing deposits in other financial institutions of $7.8 million.

Net loans increased to $580.0 million at June 30, 2014 from $552.9 million as of December 31, 2013. During the second quarter of 2013, the Company acquired First Federal of Lexington, Kentucky in an FDIC-assisted transaction. Subsequent to the acquisition, the Company hired two lenders in Lexington which has boosted the Company’s new loan originations and contributed to the increase in net loans during the period.

Securities available for sale increased by $3.7 million to $199.1 million as of June 30, 2014 from $195.3 million at December 31, 2013 primarily due to purchases of $28.9 million, offset by sales of $32.8 million and maturities, prepayments and calls of $7.2 million. The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk. The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Total deposits increased by $40.0 million to $683.6 million as of June 30, 2014 from $643.6 million at December 31, 2013. Interest bearing deposits increased by $25.9 million during the period while non interest-bearing deposits increased by $14.1 million as the Company continued to effectively deploy its funding strategy by emphasizing growth in non-interest bearing deposits and pricing its interest bearing deposits at an appropriate level given on-balance sheet liquidity and the amount of unpledged securities in its investment portfolio.

Net Income Available to Common Shareholders. Net income available to common shareholders increased to $2.0 million for the three months ended June 30, 2014 from $1.9 million for the same period in 2013. Basic and diluted earnings per common share increased to $0.59 per share for the second quarter of 2014 as compared to $0.57 per common share for the second quarter of 2013. The increase in net income available to common shareholders was attributable to an increase in net interest income of $101,000 and decreases in provision for loan loss expense of $2.3 million, non-interest expense of $182,000, and preferred stock dividends of $179,000, offset by a decrease in non-interest income of $2.4 million. The annualized return on average assets and average shareholders’ equity were 1.00% and 9.25% for the three months ended June 30, 2014, respectively, compared to 1.04% and 10.05% for the equivalent period in 2013.

Net income available to common shareholders for the six month period ended June 30, 2014 increased to $4.0 million from $3.6 million in the equivalent period in 2013. Basic earnings per share was $1.18 and diluted earnings per common share was $1.17 in 2014, an increase from basic and diluted earnings per share of $1.06 in 2013. The increase in net income available to common shareholders was due to an increase in net interest income of $540,000 and decreases in provision for loan loss expense of $2.2 million and preferred stock dividends of $290,000, offset by a decrease in non-interest income of $2.2 million and an increase in non-interest expense of $283,000. The primary factor for the decrease in non-interest income is due to the bargain purchase gain recognized from the acquisition of First Federal Bank of Lexington, Kentucky during the second quarter of 2013 which was not repeated in 2014. The annualized return on average assets and shareholders’ equity were 1.01% and 9.36% for the six months ended June 30, 2014, respectively, compared to 1.00% and 9.47% for the equivalent period in 2013.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Net interest income. Net interest income increased slightly from $7.8 million for the three months ended June 30, 2014 to $7.9 million in 2013, while the Company’s net interest margin on a fully taxable equivalent basis decreased to 4.19% from 4.23%. The decrease in net interest margin was the result of a lower yield on interest earning assets that was not fully offset by a decline in the cost of funds. The yield on interest-earning assets declined to 4.43% for the second quarter of 2014 from 4.50% in 2013 while the average balance of interest-earning assets increased to $796.5 million from $780.7 million over the respective period. The primary reason for the decline was the yield on loans, which decreased to 4.88% in 2014 from 5.25% in 2013. In the current rate environment, higher yielding loans are maturing or renewing at lower rates which has pressured the Company’s net interest margin. As a result, interest income from loans has remained relatively flat, increasing by $174,000 from the second quarter of 2013, while the average balance of loans over the same period has increased by $54.7 million. The average cost of funds declined to 0.33% for the second quarter of 2014 from 0.37% in 2013. The decrease in the cost of funds was achieved through reductions in the average cost of time deposits and the average balance as the Company’s deposit mix has shifted to lower costing savings and other transaction type accounts. In addition, the Company has been lowering offering rates for its deposit products given the level of on-balance sheet liquidity which has resulted in some time deposit runoff with the average balance for time deposits decreasing to $144.3 million in 2014 from $170.9 million in 2013.

Net interest income for the six months ended June 30, 2013 increased to $15.5 million from $14.9 million in 2013 while the net interest margin on a fully taxable equivalent basis remained consistent at 4.14%. Net interest margin for 2014 was impacted by a decline in the yield on interest earning assets from 4.45% to 4.38%, offset by a decrease in the cost of interest-bearing liabilities to 0.34% for the first six months of 2014 from 0.42% in 2013. The largest component of the Company’s interest earning assets, loans, had an average balance of $574.0 million and an average yield of 4.82% for 2014 as compared to an average balance and yield of $497.6 million and 5.30% in 2013 as the Company continues to experience maturation, renewals, and originations at lower rates. The cost of interest bearing liabilities declined compared to 2013 with the most significant decrease in time deposits with an average cost of 0.30% on an average balance of $146.4 million in 2014 from 0.42% and $167.8 million in 2013. The Company has lowered its offering rates for time deposits which has resulted in a lower average cost, but has also to a reduction in accounts and average balances. Cost of funds on FHLB advances also decreased to 0.78% on an average balance of $45.2 million in 2014 from 1.82% and $31.6 million in 2013, which was a result of the maturation of higher yielding advances during second half of 2013 and the first six months of 2014.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$13,433	$9	0.26%	$10,325	$16	0.63%
Taxable securities	112,139	489	1.75	154,220	629	1.64
Tax-exempt securities	81,619	1,138	5.59	79,778	1,148	5.77
Total loans and fees (1) (2)	583,345	7,098	4.88	528,635	6,924	5.25
FHLB and Federal Reserve stock	5,962	63	4.24	7,749	48	2.46
Total earning assets	796,498	8,797	4.43	780,707	8,765	4.50

Less: Allowance for loan losses	(8,501)			(7,768)
Non-earning assets:
Cash and due from banks	16,788			18,876
Bank premises and equipment, net	18,376			13,684
Other assets	39,963			45,488
Total assets	$863,124			$850,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$329,190	$162	0.20%	$321,149	$147	0.18%
Time deposits	144,331	105	0.29	170,854	155	0.36
Other borrowings	39,813	23	0.23	46,432	28	0.24
FHLB advances	43,187	82	0.76	26,940	107	1.59
Subordinated debentures	17,000	101	2.38	17,000	102	2.40
Total interest-bearing liabilities	573,521	473	0.33	582,375	539	0.37

Non-interest bearing liabilities:
Non-interest demand deposits	191,466			173,330
Accrued interest payable and other liabilities	4,968			7,362
Stockholders’ equity	93,169			87,920
Total liabilities and stockholders’ equity	$863,124			$850,987

Net interest income (taxable equivalent basis)		$8,324			$8,226
Less: taxable equivalent adjustment		(387)			(390)
Net interest income		$7,937			$7,836
Net interest spread			4.10%			4.13%
Net interest margin			4.19			4.23

(1)	The amount of direct loan origination cost included in interest on loans was $99 and $90 for the three months ended June 30, 2014 and 2013.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.
(3)	The amount of accretion recorded for acquired loans included in interest income was $61 and $181 for the three months ended June 30, 2014 and 2013.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$13,304	$35	0.53%	$17,485	$44	0.50%
Taxable securities	116,686	1,050	1.81	163,248	1,358	1.68
Tax-exempt securities	80,301	2,254	5.66	78,956	2,292	5.85
Total loans and fees (1) (2)	574,042	13,722	4.82	497,558	13,080	5.30
FHLB and Federal Reserve stock	5,959	116	3.92	6,878	104	3.06
Total earning assets	790,292	17,177	4.38	764,125	16,878	4.45

Less: Allowance for loan losses	(8,491)			(8,257)
Non-earning assets:
Cash and due from banks	13,446			17,510
Bank premises and equipment, net	18,425			13,863
Other assets	40,701			45,840
Total assets	$854,373			$833,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$319,487	$304	0.19%	$305,423	$284	0.19%
Time deposits	146,383	216	0.30	167,821	347	0.42
Other borrowings	42,586	53	0.25	46,436	57	0.25
FHLB advances	45,249	176	0.78	31,555	285	1.82
Subordinated debentures	17,000	200	2.37	17,000	204	2.42
Total interest-bearing liabilities	570,705	949	0.34	568,235	1,177	0.42

Non-interest bearing liabilities:
Non-interest demand deposits	187,298			170,252
Accrued interest payable and other liabilities	4,592			7,034
Stockholders’ equity	91,778			87,560
Total liabilities and stockholders’ equity	$854,373			$833,081

Net interest income (taxable equivalent basis)		$16,228			$15,701
Less: taxable equivalent adjustment		(766)			(779)
Net interest income		$15,462			$14,922
Net interest spread			4.04%			4.03%
Net interest margin			4.14			4.14

(1)	The amount of direct loan origination cost included in interest on loans was $198 and $173 for the six months ended June 30, 2014 and 2013.
(2)	Calculations include non-accruing loans in the average loan amounts outstanding.
(3)	The amount of accretion recorded for acquired loans included in interest income was $106 and $184 for the six months ended June 30, 2014 and 2013.

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

	Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013 Increase/(Decrease) Due to			Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$(7)	$4	$(11)	$(9)	$(11)	$2
Taxable securities	(140)	(181)	41	(308)	(412)	104
Tax-exempt securities	(10)	26	(36)	(38)	39	(77)
Total loans and fees	174	686	(512)	642	1,896	(1,254)
FHLB and Federal Reserve stock	15	(13)	28	12	(15)	27
Total increase (decrease) in interest income	32	522	(490)	299	1,497	(1,198)
Interest expense:
Savings and other	15	4	11	20	13	7
Time Deposits	(50)	(22)	(28)	(131)	(40)	(91)
Other borrowings	(5)	(4)	(1)	(4)	(5)	1
FHLB advances	(25)	46	(71)	(109)	93	(202)
Subordinated debentures	(1)	-	(1)	(4)	-	(4)
Total increase (decrease) in interest expense	(66)	24	(90)	(228)	61	(289)
Increase (decrease) in net interest income	$98	$498	$(400)	$527	$1,436	$(909)

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

Summary of Loan Loss Experience:

	Three Months Ended June 30,		Six Months Ended June 30,
Activity for the period ended:	2014	2013	2014	2013
	(In thousands)
Beginning balance	$8,378	$7,669	$8,009	$8,762
Charge-offs:
Residential real estate	(93)	(202)	(144)	(372)
Commercial real estate	(23)	-	(23)	(1,208)
Construction	-	(156)	-	(156)
Commercial business	-	(39)	(1)	(39)
Home equity	(42)	(27)	(42)	(32)
Consumer	(52)	(44)	(111)	(95)
Total	(210)	(468)	(321)	(1,902)

Recoveries:
Residential real estate	2	3	7	10
Commercial real estate	21	3	95	34
Construction	-	2	67	4
Commercial business	67	20	90	50
Home equity	6	2	9	4
Consumer	27	21	53	43
Total	123	51	321	145
Net loan charge-offs	(87)	(417)	-	(1,757)
Provision for loan losses	190	2,470	472	2,717

Ending balance	$8,481	$9,722	$8,481	$9,722

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Provision for loan losses decreased to $190,000 and $472,000 for the three and six months ending June 30, 2014 from $2.5 million and $2.7 million for the same periods in 2013. Net charge-offs for the three and six months ended June 30, 2014 were $87,000 and $0 compared to $417,000 and $1.8 million in 2013. Net-charge-offs for the six months ended June 30, 2014 decreased from 2013 due to a $1.2 million charge-off for one credit relationship, or the full amount of allocated reserves during 2013. The Company’s non-performing loans increased to $9.6 million as of June 30, 2014 from $7.8 million as of December 31, 2013 due primarily to one loan with a balance of $2.7 million being placed on non-accrual in the first quarter of 2014. As of June 30, 2014, the Company had allocated $134,000 for loan losses which was recorded in 2013. The decrease in the Company’s provision for loan losses for the three and six months ended June 30, 2014 was due primarily to the allocation of $2.0 million for one credit in the second quarter of 2013 that was not repeated in 2014. Subsequently, in the fourth quarter of 2013, the Company charged-off the allocated allowance leaving a remaining balance of $814,000 as of June 30, 2014. Currently, the Company does not have an allocation for loan losses for this credit. Additionally, the provision for loan losses was positively impacted by lower net charge-off activity during the period. The Company allocates allowance for loan losses for loans collectively evaluated for impairment by using its average three year charge-off history, adjusted for certain qualitative factors. As the Company’s charge-offs decrease, the amount allocated decreases as well.

The Company’s classified loans (substandard and doubtful) decreased to $18.6 million as of June 30, 2014 from $19.3 million as of December 31, 2013 while criticized loans (watch and special mention) increased to $38.0 million from $25.7 million. The same trend was present in the Company’s level of past due credits as total past due loans declined to $11.9 million at the end of second quarter from $16.4 million at December 31, 2013. At June 30, 2014, there are still a few large impaired credit relationships which could significantly impact provision for loan losses in the future should the value of underlying credit erode further or loss mitigation tactics be unsuccessful. Due to the aforementioned provision and charge-off activity, the allowance for loan losses as a percentage of loans increased to 1.44% of loans as of June 30, 2014 from 1.43% at December 31, 2013.

Asset Quality. Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection. When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off. Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. TDR’s totaled $10.5 million at June 30, 2014 and December 31, 2013, while $2.8 million and $389,000 were included in the Company’s non-accrual loans as of the same dates, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

The Company’s non-performing assets as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)

Loans on non-accrual status	$9,589	$7,788
Loans past due over 90 days still on accrual	-	-
Total non-performing loans	9,589	7,788
Foreclosed and repossessed assets	6,029	5,988
Total non-performing assets	$15,618	$13,776

Non-performing loans to total loans	1.63%	1.39%
Non-performing assets to total loans	2.66	2.46
Allowance as a percent of non-performing loans	88.45	102.84
Allowance as a percent of total loans	1.44	1.43

Non-interest income. Non-interest income decreased to $1.5 million for the second quarter of 2014 from $4.0 million for 2013, a decrease of $2.4 million. The decrease was due to a bargain purchase gain of $1.9 million related to the acquisition of First Federal in Lexington, Kentucky recorded in the second quarter of 2013 and a decrease in net gains on sales of available for sale securities of $508,000. The bargain purchase gain was recorded as the difference between the fair value of the assets acquired and liabilities assumed in the Company’s FDIC assisted acquisition of First Federal. Associated with the acquisition, the Company sold securities to provide liquidity for the reduction in deposits at First Federal. The Company sold $46.3 million of securities in the second quarter of 2013, realizing net gains of $509,000.

Non-interest income decreased by $2.2 million to $3.2 million for the six months ended June 30, 2014 from $5.4 million in 2013 due to a bargain purchase gain of $1.9 million recorded in 2013 that was not repeated in 2014 and decreases in net gains on sales of available for sale securities of $219,000 and mortgage banking income of $95,000. As previously discussed, the Company recorded a $1.9 million bargain purchase gain associated with its acquisition of First Federal in the second quarter of 2013 and sold securities, primarily during the second quarter of 2013 to fund reduction in deposits. The decrease in mortgage banking income was due to a strategy shift during 2013 to begin retaining a higher percentage of originated 1-4 family mortgages as opposed to selling into the secondary market. As a result, the amount of loans sold has declined substantially from 2013 along with the corresponding income.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Non-interest expense. Non-interest expense for the three months ended June 30, 2014 decreased by $182,000 to $6.5 million from $6.7 million in 2013 due to decreases in FDIC insurance premiums and foreclosed and repossessed assets, net expense, offset by an increase in legal and professional services. FDIC insurance premiums decreased to $129,000 in 2014 from $211,000 in 2013 as a result of a lower assessment associated with the Company’s subsidiary banks improving loan portfolio credit quality. Foreclosed and repossessed asset net of expense was $53,000 in 2014 compared to $242,000 in 2013 as the Company recognized gains on sales of $68,000 in 2014 as compared to losses of $123,000 in 2013. Legal and professional fees increased by $118,000 to $738,000 during 2014 from $620,000 in 2013 due to expenditures incurred related to the Company’s pending acquisition of First Financial Service Corporation in Elizabethtown, Kentucky (“FFKY”). During the second quarter of 2014, the Company incurred $323,000 of expense, primarily legal, associated with preparation of agreements and related SEC filings. The Company anticipates incurring significant professional service fees for the FFKY acquisition including legal, accounting, and valuation services for the remainder of 2014 and into 2015.

Non-interest expense was $13.1 million for the six months ended June 30, 2014, an increase of $283,000 from $12.8 million in 2013 as increases in salaries and employee benefits, legal and professional service fees, and occupancy expense were offset by a decrease in foreclosed and repossessed assets, net, FDIC insurance premiums, and other expenses. Salaries and employee benefits increased to $6.7 million in 2014 from $6.6 million in 2013 due to an increase in the number of employees, pay rate increases, health insurance premiums, which was offset by a decrease in the accrual for incentive compensation. Occupancy expense increased to $1.2 million in 2014 from $1.1 million for the same period in 2013 related to the additional branch locations in Lexington, Kentucky as part of the First Federal Savings Bank acquisition in 2013 as well as increased snow removal and associated utility costs. Legal and professional service fees increased $125,000 to $1.2 million for the six months ended June 30, 2014 from $1.0 million as the Company incurred $370,000 for consulting and legal fees associated with its pending acquisition of FFKY. Foreclosed and repossessed, net, decreased by $33,000 to $191,000 for the six months ended June 30, 2014 from $224,000 as the Company recognized net gains on sales of $53,000 in 2014 compared to net losses of $48,000 in 2013. FDIC insurance premiums decreased by $62,000 to $293,000 for 2014 from $355,000 for the same period in 2013 due to a decrease in the assessment rates for the Company’s subsidiary banks due to their improving loan portfolio credit quality. Other expenses decreased from $1.4 million for the six months ended June 30, 2014 to $1.3 million for the same period in 2013 due to a $100,000 loss incurred in 2013 on the disposal of land previously held for future development.

Income tax expense. Income tax expense for the three months ended June 30, 2014 was $610,000 as compared to $420,000 for the equivalent period in 2013 while the effective tax rate was 22.0% and 16.0% for the respective periods. The increase in income tax expense was primarily due to $323,000 of acquisition related expenditures incurred in the second quarter of 2014 which are non-deductible.

Income tax expense for the six months ended June 30, 2014 increased to $867,000 from $690,000 in 2013 while the effective tax rate increased to 16.9% in 2014 from 14.4% in 2013. The increase in income tax expense and effective tax rate was due to expenditures associated with the FFKY acquisition of $370,000 recognized in 2014 which are non-deductible.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

Liquidity and Capital Resources Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives. Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2014, we had cash and interest-bearing deposits with banks of $38.1 million and securities available-for-sale with a fair value of $199.1 million. If we require funds beyond the funds we are able to generate internally, we have $150.0 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $31.5 million. Management believes the Company’s liquidity sources are adequate to meet its operational needs.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2014, Your Community Bank and Scott County State Bank were each considered well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

June 30, 2014:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	18.7%	17.4%	12.6%
Your Community Bank	15.9%	14.6%	11.0%
Scott County State Bank	20.3%	19.4%	11.9%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2013:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	18.5%	17.2%	12.5%
Your Community Bank	16.1%	14.9%	11.1%
Scott County State Bank	20.0%	19.0%	11.8%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNITY BANK SHARES OF INDIANA, INC.

We have been repurchasing shares of our common stock since May 21, 1999. A net total of 423,323 shares at an aggregate cost of $7.3 million have been repurchased since that time under both the current and prior repurchase plans. Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased. Through June 30, 2014, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at June 30, 2014 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position. The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity. Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2013 and June 30, 2014 within the model to estimate their combined effects on net interest income over a one-year horizon. In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps. A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely. We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks. Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon. We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model. Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of June 30, 2014 our net interest income would decrease by an estimated 0.7%, or $217,000, over the one year forecast horizon. As of December 31, 2013, in the Up 200 Scenario we estimated that net interest income would decrease $226,000, over a one year forecast horizon ending December 31, 2014.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2014 and December 31, 2013, respectively. The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2014 and ending on June 30, 2015:

	Interest Rate Sensitivity as of June 30, 2014:
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$28,174	$29,182
Investments	5,241	5,343
FHLB and FRB stock	193	193
Interest-bearing deposits in other financial institutions	52	195
Total interest Income	33,660	34,913

Projected interest expense:
Deposits	1,104	1,945
Federal funds purchased, line of credit and repurchase agreements	131	567
FHLB advances	334	384
Subordinated debentures	397	540
Total interest expense	1,966	3,436
Net interest income	$31,694	$31,477

Change from base		(217)
Percent change from base		(0.7)%

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

Changes in Internal Control over Financial Reporting

There was no change in CBIN’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, CBIN’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the six months ended June 30, 2014.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased. As of June 30, 2014, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Item 6. Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: August 14, 2014	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014	BY:	/s/ Paul. A. Chrisco
Paul A. Chrisco
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

COMMUNITY BANK SHARES OF INDIANA, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and June 30, 2013 (iv) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013 and (vi) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

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

