Form 10-Q
period 2014-09-30
COMMUNITY BANK SHARES OF INDIANA INC
filed 2014-11-14
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,445,737 shares of common stock were outstanding as of November 12, 2014.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$14,540	$15,393
Interest-bearing deposits in other financial institutions	5,655	10,896
Securities available for sale	202,174	195,327
Loans held for sale	—	68
Loans, net of allowance for loan losses of $7,784 and $8,009	585,340	552,926
Federal Home Loan Bank and Federal Reserve stock	5,964	5,955
Accrued interest receivable	3,028	3,149
Premises and equipment, net	17,986	18,557
Company owned life insurance	21,887	21,386
Other intangible assets	759	1,004
Foreclosed and repossessed assets	4,677	5,988
Settlement receivable for security sales	—	11,136
Other assets	3,945	4,950
Total Assets	$865,955	$846,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$187,592	$187,207
Interest-bearing	467,619	456,418
Total deposits	655,211	643,625
Other borrowings	37,070	45,722
Federal Home Loan Bank advances	55,000	50,000
Subordinated debentures	17,000	17,000
Accrued interest payable	87	106
Other liabilities	5,099	1,943
Total liabilities	769,467	758,396

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2014 and 2013; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,445,737 and 3,394,657 outstanding in 2014 and 2013, respectively	386	386
Additional paid-in capital	44,085	44,597
Retained earnings	30,196	25,184
Accumulated other comprehensive income (loss)	1,035	(1,733)
Treasury stock, at cost (2014 - 418,200 shares, 2013 - 469,280 shares)	(7,214)	(8,095)
Total shareholders’ equity	96,488	88,339
Total Liabilities and Shareholders’ Equity	$865,955	$846,735

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Interest and dividend income
Loans, including fees	$7,317	$7,334	$21,039	$20,414
Taxable securities	484	539	1,534	1,897
Tax-exempt securities	739	757	2,227	2,270
Federal Home Loan Bank and Federal Reserve dividends	72	83	188	187
Interest-bearing deposits in other financial institutions	18	19	53	63
Interest and dividend income	8,630	8,732	25,041	24,831

Interest expense
Deposits	255	287	775	918
Other borrowings	19	26	72	83
Federal Home Loan Bank advances	81	91	257	376
Subordinated debentures	101	100	301	304
Interest expense	456	504	1,405	1,681
Net interest income	8,174	8,228	23,636	23,150

Provision for loan losses	166	75	638	2,792

Net interest income after provision for loan losses	8,008	8,153	22,998	20,358

Non-interest income
Service charges on deposit accounts	874	904	2,501	2,510
Commission income	50	42	146	130
Net gain on sales of available for sale securities	172	28	468	543
Mortgage banking income	40	31	84	170
Earnings on company owned life insurance	169	172	501	511
Interchange income	281	272	881	834
Bargain purchase gain	—	—	—	1,879
Other income	113	131	335	396
Non-interest income	1,699	1,580	4,916	6,973

Non-interest expense
Salaries and employee benefits	3,869	3,746	10,602	10,391
Occupancy	638	621	1,887	1,705
Equipment	333	337	961	936
Data processing	618	801	1,947	2,062
Marketing and advertising	104	76	299	231
Legal and professional service fees	646	470	1,804	1,503
FDIC insurance premiums	156	168	449	523
Foreclosed assets, net	(148)	205	43	429
Other expense	641	610	1,945	2,051
Total non-interest expense	6,857	7,034	19,937	19,831
Income before income taxes	2,850	2,699	7,977	7,500

Income tax expense	534	439	1,401	1,129

Net income	2,316	2,260	6,576	6,371

Preferred stock dividend	(110)	(221)	(329)	(730)

Net income available to common shareholders	$2,206	$2,039	$6,247	$5,641

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Earnings per common share:
Basic	$0.64	$0.60	$1.82	$1.67
Diluted	$0.63	$0.60	$1.80	$1.67

Dividends per common share	$0.12	$0.11	$0.36	$0.32

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$2,316	$2,260	$6,576	$6,371

Other comprehensive income (loss), net of tax
Unrealized gain on securities:
Unrealized gain (losses) arising during the period	622	(288)	4,667	(8,711)
Reclassification adjustment for gains included in net income	(172)	(28)	(468)	(543)
Net unrealized gains (losses)	450	(316)	4,199	(9,254)
Tax effect	(151)	107	(1,417)	3,146
Net of tax	299	(209)	2,782	(6,108)

Defined benefit pension plans:
Net gain (loss) arising during the period	(27)	47	(21)	76
Tax effect	9	(16)	7	(26)
Net of tax	(18)	31	(14)	50

Total other comprehensive income (loss)	281	(178)	2,768	(6,058)

Comprehensive income	$2,597	$2,082	$9,344	$313

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2014	$28,000	$386	$44,597	$25,184	$(1,733)	$(8,095)	$88,339
Net income	—	—	—	6,576	—	—	6,576
Other comprehensive income	—	—	—	—	2,768	—	2,768
Cash dividends declared on common stock ($0.36 per share)	—	—	—	(1,235)	—	—	(1,235)
Dividends on preferred stock	—	—	—	(329)	—	—	(329)
Issuance of treasury stock under dividend reinvestment plan	—	—	49	—	—	116	165
Issuance of stock award shares	—	—	(951)	—	—	684	(267)
Stock options exercised	—	—	(13)	—	—	81	68
Stock award expense	—	—	303	—	—	—	303
Tax benefit from vesting of stock award shares	—	—	100	—	—	—	100
Balance, September 30, 2014	$28,000	$386	$44,085	$30,196	$1,035	$(7,214)	$96,488

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,576	$6,371
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	638	2,792
Depreciation and amortization	1,319	873
Net amortization of securities	358	628
Net gain on sales of available for sale securities	(468)	(543)
Mortgage loans originated for sale	(3,186)	(7,467)
Proceeds from mortgage loan sales	3,333	8,503
Net gain on sales of mortgage loans	(79)	(174)
Earnings on company owned life insurance	(501)	(511)
Shared based compensation expense	303	145
Bargain purchase gain	—	(1,879)
Net loss on disposition of premises and equipment	3	99
Net (gain) loss on disposition of foreclosed and repossessed assets	(335)	154
Net change in:
Accrued interest receivable	121	46
Accrued interest payable	(19)	(105)
Other assets	(212)	2,433
Other liabilities	3,097	1,501
Net cash from operating activities	10,948	12,866
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in FDIC assisted acquisition	—	19,713
Net change in interest-bearing deposits	5,241	26,307
Available for sale securities:
Sales	43,746	50,231
Purchases	(46,979)	(21,926)
Maturities, prepayments and calls	11,738	19,755
Loan originations and payments, net	(33,072)	(26,685)
Proceeds from the sale of foreclosed and repossessed assets	1,935	3,173
Purchases of premises and equipment	(738)	(6,498)
Proceeds from the sale of premises and equipment	—	690
Additions to foreclosed and repossessed assets	(37)	—
Proceeds from redemption (purchase) of Federal Reserve and FHLB stock	(9)	4,032
Net cash from investing activities	(18,175)	68,792
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	11,586	(67,313)
Net change in other borrowings	(8,652)	(6,437)
Proceeds from Federal Home Loan Bank advances	160,000	53,000
Repayment of Federal Home Loan Bank advances	(155,000)	(57,444)
Taxes paid on stock award shares for employees	(267)	—
Issuance of treasury stock, stock awards	68	—
Cash dividends paid on preferred shares	(291)	(640)
Cash dividends paid on common shares	(1,070)	(922)
Net cash from financing activities	6,374	(79,756)
Net change in cash and due from financial institutions	(853)	1,902
Cash and due from financial institutions at beginning of period	15,393	19,039
Cash and due from financial institutions at end of period	$14,540	$20,941

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Supplemental cash flow information:
Interest paid	$1,424	$1,755
Income taxes paid, net of refunds	$675	$990

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	$1,468	$6,639
Issuance of treasury shares under dividend reinvestment plan	$116	$156
Sale and financing of foreclosed and repossessed assets	$1,216	$454
Issuance of treasury shares for net settlement of options	$29	$—
Declared, unpaid dividends on preferred stock	$110	$221

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014:
Securities available for sale:
State and municipal	$80,624	$4,907	$(234)	$85,297
U.S. Government sponsored entities and agencies	9,515	4	(422)	9,097
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	109,638	355	(2,459)	107,534
Mutual funds	250	—	(4)	246
Total securities available for sale	$200,027	$5,266	$(3,119)	$202,174

December 31, 2013:
Securities available for sale:
State and municipal	$77,103	$2,744	$(1,137)	$78,710
U.S. Government sponsored entities and agencies	9,702	5	(606)	9,101
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	110,324	382	(3,432)	107,274
Mutual funds	250	—	(8)	242
Total securities available for sale	$197,379	$3,131	$(5,183)	$195,327

Sales of available for sale securities were as follows.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In thousands)
Proceeds	$10,989	$527	$43,746	$50,231
Gross gains	172	28	511	638
Gross losses	—	—	(43)	(95)

The tax provision applicable to these net realized gains amounted to $58,000 and $159,000 for the three and nine months ended September 30, 2014, respectively, and $10,000 and $185,000 for the three and nine months ended September 30, 2013, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.   Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at September 30, 2014 were as follows.  Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	September 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$55	$55
One to five years	5,133	5,153
Five to ten years	42,865	44,195
Beyond ten years	42,086	44,991
Residential mortgage-backed securities issued by U.S. Government sponsored entities	109,638	107,534
Mutual funds	250	246
Total	$200,027	$202,174

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
September 30, 2014
State and municipal	$453	$(1)	$9,030	$(233)	$9,483	$(234)
U.S. Government sponsored entities and agencies	—	—	8,596	(422)	8,596	(422)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	20,654	(121)	59,847	(2,338)	80,501	(2,459)
Mutual Funds	—	—	246	(4)	246	(4)
Total temporarily impaired	$21,107	$(122)	$77,719	$(2,997)	$98,826	$(3,119)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
December 31, 2013
State and municipal	$18,492	$(772)	$3,347	$(365)	$21,839	$(1,137)
U.S. Government sponsored entities and agencies	7,032	(468)	1,383	(138)	8,415	(606)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	70,019	(2,306)	20,440	(1,126)	90,459	(3,432)
Mutual Funds	242	(8)	—	—	242	(8)
Total temporarily impaired	$95,785	$(3,554)	$25,170	$(1,629)	$120,955	$(5,183)

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

As of September 30, 2014, the Company’s security portfolio consisted of 285 securities, 61 of which were in an unrealized loss position.  The unrealized losses are related to the Company’s state and municipal, residential mortgage-backed securities issued by U.S. Government sponsored entities and agencies, and U.S. Government sponsored entities and agencies, as discussed below.

State and Municipal

At September 30, 2014 the Company had approximately $9.5 million of state and municipal securities with an unrealized loss of $234,000.  Of the 209 state and municipal securities in the Company’s portfolio, 208 had an investment grade rating as of September 30, 2014 while 1 was not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

U.S. Government sponsored entities and agencies

At September 30, 2014 the unrealized losses in the Company’s U.S. Government sponsored entities and agencies securities portfolio were attributed to changes in interest rates and liquidity, and not due to credit quality.  Because the company does not have the intent to sell these securities and it is not likely that they will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of September 30, 2014.

Residential mortgage-backed Securities issued by U.S. Government sponsored entities

At September 30, 2014, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans

Loans at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Commercial	$119,160	$107,461
Construction	40,255	39,986
Commercial real estate:
Owner occupied nonfarm/residential	111,012	112,072
Other nonfarm/residential	98,982	86,405
Residential real estate:
Secured by first liens	183,338	172,833
Home equity	34,689	36,780
Consumer	5,688	5,398
Subtotal	593,124	560,935
Less:
Allowance for loan losses	(7,784)	(8,009)
Loans, net	$585,340	$552,926

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

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Commercial	$155	$252
Construction	35	36
Commercial Real Estate	1,912	4,032
Residential Real Estate	4,414	5,890
Carrying amount	$6,516	$10,210

There was no associated allowance for loan losses as of September 30, 2014 or December 31, 2013 for purchased credit impaired loans.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance, beginning of period	$876	$935	$545	$—
New loans purchased	—	—	—	1,103
Accretion of income	(85)	(271)	(147)	(439)
Reclassifications from nonaccretable difference	—	—	419	—
Disposals	—	—	(26)	—
Balance, end of period	$791	$664	$791	$664

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2014 and 2013 (in thousands):

Three Months Ended September 30, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,788	$2,441	$1,378	$2,800	$74	$8,481
Provision for loan losses	266	(129)	92	(57)	(6)	166
Loans charged-off	(528)	(150)	—	(260)	(46)	(984)
Recoveries	85	—	11	7	18	121
Ending balance	$1,611	$2,162	$1,481	$2,490	$40	$7,784

Three Months Ended September 30, 2013:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,980	$3,466	$1,758	$2,423	$95	$9,722
Provision for loan losses	(266)	297	(94)	83	55	75
Loans charged-off	—	—	—	(291)	(77)	(368)
Recoveries	22	—	13	30	15	80
Ending balance	$1,736	$3,763	$1,677	$2,245	$88	$9,509

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 and 2013 (in thousands):

Nine Months Ended September 30, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009
Provision for loan losses	208	35	(167)	530	32	638
Loans charged-off	(529)	(150)	(23)	(446)	(157)	(1,305)
Recoveries	175	67	106	23	71	442
Ending balance	$1,611	$2,162	$1,481	$2,490	$40	$7,784

Nine Months Ended September 30, 2013:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762
Provision for loan losses	(304)	2,516	2	507	71	2,792
Loans charged-off	(39)	(156)	(1,208)	(695)	(172)	(2,270)
Recoveries	72	4	47	44	58	225
Ending balance	$1,736	$3,763	$1,677	$2,245	$88	$9,509

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014:	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$406	$812	$73	$982	$—	$2,273
Collectively evaluated for impairment	1,205	1,350	1,408	1,508	40	5,511
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$1,611	$2,162	$1,481	$2,490	$40	$7,784

Loans:
Loans individually evaluated for impairment	$7,096	$7,011	$3,479	$5,478	$4	$23,068
Loans collectively evaluated for impairment	111,909	33,209	204,603	208,135	5,684	563,540
Loans acquired with deteriorated credit quality	155	35	1,912	4,414	—	6,516
Total ending loans balance	$119,160	$40,255	$209,994	$218,027	$5,688	$593,124

December 31, 2013:	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$256	$1,064	$77	$936	$12	$2,345
Collectively evaluated for impairment	1,501	1,146	1,488	1,447	82	5,664
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009

Loans:
Loans individually evaluated for impairment	$4,485	$7,092	$2,072	$6,047	$62	$19,758
Loans collectively evaluated for impairment	102,724	32,858	192,373	197,676	5,336	530,967
Loans acquired with deteriorated credit quality	252	36	4,032	5,890	—	10,210
Total ending loans balance	$107,461	$39,986	$198,477	$209,613	$5,398	$560,935

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the nine month period ended September 30, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$3,896	$3,896	$—	$1,986	$23
Construction	5,593	2,853	—	2,448	35
Commercial real estate:
Owner occupied nonfarm/nonresidential	918	918	—	835	35
Other nonfarm/nonresidential	2,381	2,381	—	1,611	17
Residential real estate:
Secured by first liens	2,111	2,036	—	2,352	14
Home equity	469	469	—	376	3
Consumer	4	4	—	9	—
Total	$15,372	$12,557	$—	$9,617	$127

With an allowance recorded:
Commercial	$3,350	$3,200	$406	$3,043	$1
Construction	4,494	4,158	812	4,612	117
Commercial real estate:
Owner occupied nonfarm/nonresidential	180	180	73	184	7
Other nonfarm/nonresidential	—	—	—	—	—
Residential real estate:
Secured by first liens	2,210	2,111	670	2,042	52
Home equity	862	862	312	914	31
Consumer	—	—	—	22	—
Total	$11,096	$10,511	$2,273	$10,817	$208

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$1,538	$1,538	$—
Construction	4,645	2,279	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	704	704	—
Other nonfarm/nonresidential	1,180	1,180	—
Residential real estate:
Secured by first liens	2,536	2,461	—
Home equity	759	759	—
Consumer	23	23	—
Total	$11,385	$8,944	$—

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With an allowance recorded:
Commercial	$2,947	$2,947	$256
Construction	5,149	4,813	1,064
Commercial real estate:
Owner occupied nonfarm/nonresidential	188	188	77
Other nonfarm/nonresidential	—	—	—
Residential real estate:
Secured by first liens	1,784	1,775	508
Home equity	1,052	1,052	428
Consumer	39	39	12
Total	$11,159	$10,814	$2,345

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents the information related to loans individually evaluated for impairment by class of loans for the three month period ended September 30, 2014:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$2,821	$—
Construction	2,621	20
Commercial real estate:
Owner occupied nonfarm/nonresidential	915	11
Other nonfarm/nonresidential	2,063	12
Residential real estate:
Secured by first liens	2,400	8
Home equity	263	1
Consumer	4	—
Total	$11,087	$52

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$3,094	$—
Construction	4,378	35
Commercial real estate:
Owner occupied nonfarm/nonresidential	181	2
Other nonfarm/nonresidential	—	—
Residential real estate:
Secured by first liens	2,151	20
Home equity	865	9
Consumer	16	—
Total	$10,685	$66

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans for the three and nine month periods ended September 30, 2013:

	Three Months		Nine Months
	Average Recorded Investment	Interest Income Recognized and Received	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$420	$—	$549	$11
Construction	5,139	8	4,728	25
Commercial real estate:
Owner occupied nonfarm/nonresidential	722	12	543	12
Other nonfarm/nonresidential	342	3	2,077	8
Residential real estate:
Secured by first liens	2,239	9	2,060	23
Home equity	763	7	709	21
Consumer	24	—	21	—
Total	$9,649	$39	$10,687	$100

With an allowance recorded:
Commercial	$154	$1	$162	$3
Construction	6,960	65	6,015	138
Commercial real estate:
Owner occupied nonfarm/nonresidential	190	2	561	19
Other nonfarm/nonresidential	1,011	—	3,291	—
Residential real estate:
Secured by first liens	2,206	15	2,387	49
Home equity	1,095	12	1,101	40
Consumer	26	—	19	—
Total	$11,642	$95	$13,536	$249

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$4,113	$—	$336	$—
Construction	2,372	—	2,474	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	235	—	—	—
Other nonfarm/nonresidential	942	—	1,706	—
Residential real estate:
Secured by first liens	1,286	55	2,669	—
Home equity	227	—	475	—
Consumer	34	—	128	—
Total	$9,209	$55	$7,788	$—

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans:

September 30, 2014:

	30 — 59 Days Past Due	60 — 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$822	$216	$4,065	$5,103	$114,057
Construction	—	—	2,372	2,372	37,883
Commercial real estate:
Owner occupied nonfarm/nonresidential	100	164	234	498	110,514
Other nonfarm/nonresidential	—	—	942	942	98,040
Residential real estate:
Secured by first liens	954	409	1,340	2,703	180,635
Home equity	288	107	226	621	34,068
Consumer	58	45	33	136	5,552
Total	$2,222	$941	$9,212	$12,375	$580,749

December 31, 2013:

	30 — 59 Days Past Due	60 — 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$3,207	$129	$336	$3,672	$103,789
Construction	122	—	2,474	2,596	37,390
Commercial real estate:
Owner occupied nonfarm/nonresidential	151	428	—	579	111,493
Other nonfarm/nonresidential	—	—	1,706	1,706	84,699
Residential real estate:
Secured by first liens	3,513	533	2,354	6,400	166,433
Home equity	744	141	404	1,289	35,491
Consumer	78	24	72	174	5,224
Total	$7,815	$1,255	$7,346	$16,416	$544,419

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings totaled $10.9 million and $10.5 million at September 30, 2014 and December 31, 2013.  Of the total TDRs, $3.7 million and $389,000 were on non-accrual as of September 30, 2014 and December 31, 2013.  The Company has allocated $1.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014 and December 31, 2013.  The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of September 30, 2014 and December 31, 2013.

The detail of outstanding TDRs by class and modification type as of September 30, 2014 and December 31, 2013 follows (in thousands):

September 30, 2014:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Extended maturity	$3,720	$134
Interest only payments	556	—
Construction:
Interest rate reduction	1,386	180
Extended maturity	119	—
Multiple modifications	2,578	386
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	180	73
Other nonfarm/nonresidential
Interest only payments	193	—
Residential real estate:
Secured by first liens
Interest rate reduction	915	140
Interest only payments	17	—
Extended maturity	300	42
Multiple modifications	253	43
Home equity
Multiple modifications	657	210
Total	$10,874	$1,208

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

December 31, 2013:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Extended maturity	$4,099	$134
Multiple modifications	63	3
Construction:
Interest rate reduction	1,386	113
Extended maturity	396	90
Multiple modifications	2,633	374
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	188	77
Other nonfarm/nonresidential
Interest only payments	198	—
Residential real estate:
Secured by first liens
Interest rate reduction	61	7
Interest only payments	87	25
Extended maturity	307	36
Multiple modifications	370	110
Home equity
Multiple modifications	675	217
Total	$10,463	$1,186

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms.  The following table summarizes the Company’s TDR’s by class, modification type and performance as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Performing to Modified Terms
Commercial:
Extended maturity	$—	$3,720	$3,720	$—
Interest only payments	—	—	—	556
Construction:
Interest rate reduction	—	—	—	1,386
Extended maturity	—	—	—	119
Multiple modifications	—	—	—	2,578
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	—	—	—	180
Other nonfarm/nonresidential
Interest only payments	—	—	—	193
Residential:
Secured by first liens
Interest rate reduction	—	—	—	915
Interest only payments	—	17	17	—
Extended maturity	—	—	—	300
Multiple modifications	223	—	223	30
Home equity
Multiple modifications	—	—	—	657
Total	$223	$3,737	$3,960	$6,914

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

December 31, 2013:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Performing to Modified Terms
Commercial:
Extended maturity	$2,749	$—	$2,749	$1,350
Multiple modifications	—	—	—	63
Construction:
Interest rate reduction	—	—	—	1,386
Extended maturity	—	—	—	396
Multiple modifications	—	—	—	2,633
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	—	—	—	188
Other nonfarm/nonresidential
Interest only payments	—	—	—	198
Residential:
Secured by first liens
Interest rate reduction	—	—	—	61
Interest only payments	—	87	87	—
Extended maturity	—	—	—	307
Multiple modifications	68	302	370	—
Home equity
Multiple modifications	—	—	—	675
Total	$2,817	$389	$3,206	$7,257

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

There was one troubled debt restructuring for $86,000 that defaulted within 12 months of modifications during the nine months ended September 30, 2013.

During the quarter and nine months ended September 30, 2014, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2014 and 2013 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
September 30, 2014:
Commercial:
Interest only payments	1	$556	$556	$556	$—
Residential:
Interest rate reduction	2	888	888	856	—
Multiple modifications	1	31	31	30	—

September 30, 2013:
Residential:
Secured by first liens
Interest only payments	2	86	86	—	86
Multiple modifications	1	302	302	302	—

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Loans (Continued)

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans.  The risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2014 and December 31, 2013 is as follows:

September 30, 2014:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$4,365	$6,149	$108,646	$119,160
Construction	3,571	7,011	29,673	40,255
Commercial real estate:
Owner occupied nonfarm/residential	7,274	1,063	102,675	111,012
Other nonfarm/residential	6,442	2,188	90,352	98,982
Residential real estate:
Secured by first liens	11,175	4,209	167,954	183,338
Home equity	607	1,379	32,703	34,689
Consumer	9	39	5,640	5,688
Total	$33,443	$22,038	$537,643	$593,124

December 31, 2013:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$4,612	$3,207	$99,642	$107,461
Construction	3,337	7,129	29,520	39,986
Commercial real estate:
Owner occupied nonfarm/residential	6,199	704	105,169	112,072
Other nonfarm/residential	6,364	1,706	78,335	86,405
Residential real estate:
Secured by first liens	5,060	4,504	163,269	172,833
Home equity	129	1,929	34,722	36,780
Consumer	2	87	5,309	5,398
Total	$25,703	$19,266	$515,966	$560,935

4.   Deposits

Deposits at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Demand (NOW)	$133,228	$122,051
Money market accounts	152,553	141,073
Savings	47,942	45,117
Individual retirement accounts	24,103	25,418
Certificates of deposit, $100,000 and over	50,376	55,641
Other certificates of deposit	59,417	67,118
Total interest bearing deposits	467,619	456,418
Total non-interest bearing deposits	187,592	187,207
Total deposits	$655,211	$643,625

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.   Earnings Per Common Share

Earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except for share and per share amounts)
Basic:
Net income	$2,316	$2,260	$6,576	$6,371
Preferred stock dividend	(110)	(221)	(329)	(730)
Net income available to common shareholders	$2,206	$2,039	$6,247	$5,641
Average shares outstanding	3,443,787	3,390,030	3,434,660	3,386,168
Net income per common share, basic	$0.64	$0.60	$1.82	$1.67

Diluted:
Net income available to common shareholders	$2,206	$2,039	$6,247	$5,641
Average shares:
Common shares outstanding for basic	3,443,787	3,390,030	3,434,660	3,386,168
Add: Dilutive effects of outstanding stock options	21,221	—	29,661	—
Add: Dilutive effects of outstanding stock awards	15,808	—	8,471	—
Average dilutive potential common shares	3,480,816	3,390,030	3,472,792	3,386168
Net income per common share, diluted	$0.63	$0.60	$1.80	$1.67

No stock options were excluded from the calculation of diluted net income per common share for the three months ended September 30, 2014.  Stock options for 10,000 shares of common stock were excluded from the calculation of diluted net income per common share for the nine months ended September 30, 2014 because their effect was antidilutive.  This compares to stock options for 157,800 shares of common stock that were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2013.

No restricted share awards were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2014.  Restricted share awards of 49,599 common shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2013 because all of the conditions necessary for issuance of common stock had not been met as of those dates.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 152,295 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2014 and December 31, 2013 was $391,000 and $1,000, respectively. There was no remaining compensation cost related to unvested options as of September 30, 2014 and December 31, 2013, respectively.  The Company did not recognize expense for stock option for the three and nine months ended September 30, 2014 and 2013. The Company has options vested and expected to vest of 123,500 with aggregate intrinsic value of $391,000 and a weighted average remaining contractual term of 1.68 years as of September 30, 2014.  As of December 31, 2013, the Company had options vested and expected to vest of 153,200 which had an aggregate intrinsic value of $1,000 and a weighted average remaining contractual term of 2.3 years.

During the nine months ended September 30, 2014, there were no options granted or forfeited while 20,350 stock options were exercised.  Of the total stock options exercised, 17,350 were exercised using the cashless option with the Company issuing net shares to the option holders.  3,000 of the options were exercised with cash with the Company receiving proceeds of $68,000 from the option holder.

For the three and nine months ended September 30, 2014, we recognized $102,000 and $303,000 in expense for restricted stock awards, respectively.  During the three months ended September 30, 2014, there were no restricted stock awards granted or forfeited.  During the nine months ended September 30, 2014, 34,550 awards granted to employees and no shares forfeited.  The restricted share awards granted had an aggregate fair value of $766,000 at the date of grant.  Of the total awards, 650 of awards vested at the grant date, 1,300 vest in 2015, 2,600 vest in 2016, and 10,000 vest in 2017, 2018, and 2019. The fair value of the restricted stock awards was calculated based on the Company’s stock price at the date of issuance.  As of September 30, 2014, there was $716,000 of total unrecognized compensation cost related to nonvested awards granted.  The cost is expected to be recognized over a weighted-average period of 3.7 years.  For the three and nine months ended September 30, 2013, we recognized $44,000 and $145,000 in expense for restricted stock awards, respectively.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Fair Value (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (September 30, 2014):
Available for sale securities:
State and municipal	$85,297	$—	$85,297	$—
U.S. Government sponsored entities and agencies	9,097	—	9,097	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	107,534	—	107,534	—
Mutual Funds	246	—	246	—

Total available for sale securities	$202,174	$—	$202,174	$—

Assets (December 31, 2013):
Available for sale securities:
State and municipal	$78,710	$—	$78,710	$—
U.S. Government sponsored entities and agencies	9,101	—	9,101	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	107,274	—	107,274	—
Mutual Funds	242	—	242	—

Total available for sale securities	$195,327	$—	$195,327	$—

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (September 30, 2014):
Impaired loans:
Commercial	$2,794	$—	$—	$2,794
Construction	1,796	—	—	1,796
Commercial real estate:
Owner Occupied nonfarm/nonresidential	107	—	—	107
Other nonfarm/nonresidential	—	—	—	—
Residential real estate:
Secured by first liens	1,391	—	—	1,391
Home equity	104	—	—	104
Consumer	—	—	—	—

Foreclosed and repossessed assets:
Construction	1,514	—	—	1,514
Commercial real estate:
Owner occupied nonfarm/nonresidential	588	—	—	588
Other nonfarm/nonresidential	2,250	—	—	2,250
Residential real estate:
Secured by first liens	292	—	—	292
Consumer	33	—	—	33

Assets (December 31, 2013):
Impaired loans:
Commercial	$2,631	$—	$—	$2,631
Construction	2,153	—	—	2,153
Commercial real estate:
Owner Occupied nonfarm/nonresidential	111	—	—	111
Residential real estate:
Secured by first liens	1,213	—	—	1,213
Home equity	165	—	—	165
Consumer	27	—	—	27

Foreclosed and repossessed assets:
Construction	1,641	—	—	1,641
Commercial real estate:
Owner occupied nonfarm/nonresidential	875	—	—	875
Other nonfarm/nonresidential	2,425	—	—	2,425
Residential real estate:
Secured by first liens	1,026	—	—	1,026
Consumer	21	—	—	21

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Fair Value (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans.  The Company’s collateral dependent impaired loans had a carrying value of $7.9 million as of September 30, 2014 with a valuation allowance of $1.7 million, resulting in provision for loan losses of $264,000 and $716,000 for the three and nine months ended September 30, 2014.  The Company recorded $452,000 and $3.0 million in provision for loan losses for collateral-dependent impaired loans for the three and nine months ended September 30, 2013.  Impaired loans totaled $18.4 million as of December 31, 2013, which included collateral dependent loans with a carrying value of $8.0 million and a valuation allowance of $1.7 million.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three and nine months ended September 30, 2014, the Company recognized charges to write down foreclosed and repossessed assets to their fair value of $251,000 compared to $25,000 and $144,000 for the three and nine months ended September 30, 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
September 30, 2014:
Impaired Loans:
Commercial	$2,794	Sales comparison approach	Adjustments for differences between comparable sales	24%-73% (72%)
Construction	1,796	Sales comparison approach	Adjustments for differences between comparable sales	13%-55% (40%)
Commercial real estate	107	Income capitalization approach	Capitalization rate	22%
Residential real estate	1,495	Sales comparison approach	Adjustments for differences between comparable sales	10%-84% (29%)
Foreclosed and repossessed assets:
Construction	$1,514	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	15%-23% (22%)
Commercial real estate	2,838	Income capitalization approach	Capitalization rate	4%
		Sales comparison approach	Adjustments for differences between comparable sales	10%-50% (32%)
Residential real estate	292	Sales comparison approach	Adjustments for differences between comparable sales	19%-60% (28%)
Consumer	33	Sales comparison approach	Adjustments for differences between comparable sales	75%

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at September 30, 2014 and December 31, 2013 were as follows:

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2014:
Financial assets:
Cash and due from financial institutions	$14,540	$14,540	$—	$—	$14,540
Interest-bearing deposits in other financial institutions	5,655	5,655	—	—	5,655
Loans held for sale	—	—	—	—	—
Loans, net	585,340	—	—	594,224	594,224
Accrued interest receivable	3,028	—	1,142	1,886	3,028
Federal Home Loan Bank and Federal Reserve Stock	5,964	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	655,211	—	642,609	—	642,609
Other borrowings	37,070	—	32,011	—	32,011
Federal Home Loan Bank Advances	55,000	—	55,078	—	55,078
Subordinated debentures	17,000	—	—	9,836	9,836
Accrued interest payable	87	—	73	14	87

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the three month periods ended September 30, 2014 and 2013 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
September 30, 2014:
Balance, beginning of period	$1,119	$(365)	$754
Other comprehensive income (loss) before reclassifications	413	(18)	395
Reclassification for gains included in net income	(114)	—	(114)
Balance, end of period	$1,418	$(383)	$1,035

September 30, 2013:
Balance, beginning of period	$(1,892)	$(515)	$(2,407)
Other comprehensive income before reclassifications	(191)	31	(160)
Reclassification for gains included in net income	(18)	—	(18)
Balance, end of period	$(2,101)	$(484)	$(2,585)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Accumulated Other Comprehensive Income (Loss) (continued)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the nine month periods ended September 30, 2014 and 2013 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
September 30, 2014:
Balance, beginning of period	$(1,364)	$(369)	$(1,733)
Other comprehensive income (loss) before reclassifications	3,091	(14)	3,077
Reclassification for gains included in net income	(309)	—	(309)
Balance, end of period	$1,418	$(383)	$1,035

September 30, 2013:
Balance, beginning of period	$4,007	$(534)	$3,473
Other comprehensive income before reclassifications	(5,750)	50	(5,700)
Reclassification for gains included in net income	(358)	—	(358)
Balance, end of period	$(2,101)	$(484)	$(2,585)

The amounts reclassified out of the unrealized gains and losses on available-for-sale securities component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 were included in the net gain on sales of available for sale securities line item on the consolidated statements of income.

9.  Subsequent Event – Holding Company Borrowing

On November 13, 2014, the Company entered into an agreement to borrow $10.0 million from an unaffiliated institution.  The proceeds of the loan will be used to help facilitate the Company’s pending acquisition of First Financial Service Corporation.  The loan bears an interest rate of 5.35% and is payable in quarterly principal installments of $500,000 plus accrued interest with a final maturity of January 2, 2020.  The Company pledged the stock of both its subsidiary banks, Your Community Bank and The Scott County State Bank, as collateral.

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

Recent Developments

Effective November 1, 2014, we changed our stock transfer agent from Registrar and Transfer Company to Broadridge Corporate Issuer Solutions, Inc.  Broadridge’s contact information is P.O. Box 1342, Brentwood, New York 11717; telephone (866) 321-8022 or (720) 378-5956.

Broadridge’s contact information is also available on our website under our “Corporate Information” tab.  Our website address is:  www.yourcommunitybank.com

Financial Condition

Total assets increased by $19.2 million to $866.0 million as of September 30, 2014 from $846.7 million as of December 31, 2013.  The increase in total assets was primarily due to an increase in net loans of $32.4 million and securities available for sale of $6.8 million.

Net loans increased to $585.3 million as of September 30, 2014 from $552.9 million as of December 31, 2013.  The growth in the Company’s portfolio is largely attributable to loans generated in its Lexington, Kentucky branches after its acquisition of First Federal of Lexington, Kentucky in 2013 and the subsequent hiring of new lenders.

Securities available for sale increased by $6.8 million to $202.2 million as of September 30, 2014 from $195.3 million at December 31, 2013 primarily due to purchases of $47.0 million, offset by sales of $43.7 million and maturities of $11.7 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits increased by $11.6 million to $655.2 million as of September 30, 2014 from $643.6 million at December 31, 2013.  Interest bearing deposits increased by $11.2 million during the period while non-interest bearing deposits increased by $385,000.  The Company continues to deploy its funding strategy by emphasizing non-interest bearing deposits while pricing its interest bearing deposits at an appropriate level given on-balance sheet liquidity and the amount of unpledged securities in its investment portfolio.

Net Income Available to Common Shareholders.  Net income available to common shareholders increased to $2.2 million for the three months ended September 30, 2014 from $2.0 million for the same period in 2013.  Basic and diluted earnings per common share, respectively, increased to $0.64 per share and $0.63 for the third quarter of 2014 as compared to $0.60 per common share for the third quarter of 2013.  The increase in net income available to common shareholders was attributable to increases in non-interest income of $119,000 and decreases in non-interest expense of $177,000 and preferred stock dividend of $111,000, offset primarily by increases in provision for loan losses of $91,000 and income tax expense of $95,000.  The annualized return on average assets and average shareholders’ equity were 1.06% and 9.59% for the three months ended September 30, 2014, respectively, compared to 1.09% and 10.68% for the equivalent period in 2013.

Net income available to common shareholders for the nine month period ended September 30, 2014 increased to $6.2 million from $5.6 million in the equivalent period in 2013. Basic and diluted earnings per common share, respectively, were $1.82 and $1.80 in 2014, an increase from $1.67 in 2013. The increase in earnings was due to decreases in provision for loan losses of $2.2 million and preferred stock dividends of $401,000 and an increase in net interest income of $486,000, offset by decreases in non-interest income of $2.1 million and increase in non-interest expense of $106,000 and income tax expense of $272,000.  The annualized return on average assets and shareholders’ equity were 1.02% and 9.44% for the nine months ended September 30, 2014, respectively, compared to 1.03% and 9.87% for the equivalent period in 2013.

During the second quarter of 2014, the Company announced it entered into a Definitive Agreement and Plan of Merger (“Merger Agreement”) with First Financial Service Corporation (“First Financial”), and its wholly owned subsidiary, First Federal Savings Bank (“First Federal”), whereby First Federal will be merged with and into Your Community Bank.  Your Community Bank will be the surviving bank.  The transaction is expected to close in early 2015 subject to all required regulatory approval and shareholder approval of both companies.  First Federal is based in Elizabethtown, Kentucky with offices in Louisville, Shepherdsville, Bardstown, and other communities in Kentucky.  As of June 30, 2014, First Financial had total assets of $802.3 million, net loans of $445.8 million, and total deposits of $723.6 million.

Net interest income.  Net interest income decreased $54,000 from the three months ended September 30, 2013 to same period in 2014, while the Company’s net interest margin on a fully taxable equivalent basis also decreased to 4.23% from 4.47%.  The decrease in the net interest margin was a result of lower yield on interest earning assets that was not fully offset by a decline in cost of funds.  The yield on interest-earning assets decreased to 4.45% for the third quarter of 2014 from 4.74% in 2013 while the average balance of interest-earning assets increased to $802.6 million in 2014 from $764.1 million in 2013.  The primary reason for the decline was the yield on loans, which decreased to 4.90% in 2014 from 5.32% in 2013.  In the current rate environment, higher yielding loans are maturing or renewing at lower rates which has pressured the Company’s net interest margin.  As a result, interest income from loans has remained relatively flat, decreasing by $17,000 from the third quarter of 2013, while the average balance of loans over the same period has increased by $45.1 million.  The average cost of funds declined to 0.32% for the third quarter of 2014 from 0.36% in 2013.  The decrease in the cost of funds was achieved through reductions in the average cost of time deposits and the average balance as the Company’s deposit mix has shifted to lower costing savings and other transaction type accounts.  In addition, the Company has been lowering offering rates for its deposit products given the level of on-balance sheet liquidity which has resulted in deposit runoff with the average balance for time deposits decreasing to $138.6 million in 2014 from $159.3 million in 2013.

Net interest income for the nine months ended September 30, 2014 increased to $23.6 million from $23.2 million in 2013 while the net interest margin on a fully taxable equivalent basis decreased to 4.17% in 2014 from 4.26% in 2013.  Net interest margin for 2014 was impacted by the decline in yield on interest earning assets from 4.55% to 4.41%, which was not fully offset by the decrease in the cost of interest-bearing liabilities which declined from 0.40% to 0.33% over the same period.  The largest component of the Company’s interest earning assets, loans, had an average balance of $580.2 million and an average yield of 4.85% for 2014 as compared to an average balance and yield of $514.3 million and 5.31% in 2013 as the Company continues to experience maturation, renewals, and lower rates of originations.  The cost of interest bearing liabilities decreased slightly to 0.33% during the same period with the largest decrease coming from time deposits which had an average cost of 0.29% and an average balance of $143.8 million in 2014 as compared to 0.39% and $165.0 million in 2013.  The Company has lowered its offering rates for time deposits which has resulted in a lower average cost, but has also to a reduction in accounts and average balances.  In addition, the cost of FHLB advances also decreased to 0.79% from 1.75% in 2013, which was a result of the maturation of higher yielding advances during second half of 2013 and the first six months of 2014.

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

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$14,224	$18	0.51%	$10,745	$19	0.68%
Taxable securities	109,297	484	1.76	120,421	539	1.78
Tax-exempt securities	80,809	1,120	5.50	79,780	1,147	5.70
Total loans and fees (1) (2)	592,327	7,317	4.90	547,209	7,334	5.32
FHLB and Federal Reserve stock	5,964	72	4.78	5,990	83	5.51
Total earning assets	802,621	9,011	4.45	764,145	9,122	4.74

Less: Allowance for loan losses	(8,505)			(9,676)
Non-earning assets:
Cash and due from banks	16,032			16,713
Bank premises and equipment, net	18,143			14,377
Other assets	38,889			40,583
Total assets	$867,180			$826,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$338,092	$155	0.18%	$317,922	$150	0.19%
Time deposits	138,573	100	0.28	159,340	137	0.34
Other borrowings	35,879	19	0.21	42,824	26	0.24
FHLB advances	40,707	81	0.79	23,261	91	1.55
Subordinated debentures	17,000	101	2.36	17,000	100	2.32
Total interest-bearing liabilities	570,251	456	0.32	560,347	504	0.36

Non-interest bearing liabilities:
Non-interest demand deposits	195,011			175,931
Accrued interest payable and other liabilities	6,127			5,929
Stockholders’ equity	95,791			83,935
Total liabilities and stockholders’ equity	$867,180			$826,142

Net interest income (taxable equivalent basis)		$8,555			$8,618
Less: taxable equivalent adjustment		(381)			(390)
Net interest income		$8,174			$8,228
Net interest spread			4.14%			4.38%
Net interest margin			4.23			4.47

(1)  The amount of direct loan origination cost included in interest on loans was $64 and $80 for the three months ended September 30, 2014 and 2013.

(2)  Calculations include non-accruing loans in the average loan amounts outstanding.

(3)  The amount of accretion recorded for acquired loans included in interest income was $126 and $286 for the three months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$13,614	$53	0.52%	$15,213	$63	0.56%
Taxable securities	114,196	1,534	1.80	148,816	1,897	1.70
Tax-exempt securities	80,472	3,374	5.61	79,234	3,439	5.80
Total loans and fees (1) (2)	580,204	21,039	4.85	514,290	20,414	5.31
FHLB and Federal Reserve stock	5,960	188	4.21	6,579	187	3.79
Total earning assets	794,446	26,188	4.41	764,132	26,000	4.55

Less: Allowance for loan losses	(8,495)			(8,735)
Non-earning assets:
Cash and due from banks	14,318			17,241
Bank premises and equipment, net	18,330			14,036
Other assets	40,073			43,506
Total assets	$858,672			$830,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$325,757	$460	0.19%	$309,635	$434	0.19%
Time deposits	143,751	315	0.29	164,962	484	0.39
Other borrowings	40,325	72	0.24	45,219	83	0.24
FHLB advances	43,718	257	0.79	28,760	376	1.75
Subordinated debentures	17,000	301	2.37	17,000	304	2.39
Total interest-bearing liabilities	570,551	1,405	0.33	565,576	1,681	0.40

Non-interest bearing liabilities:
Non-interest demand deposits	189,897			172,166
Accrued interest payable and other liabilities	5,094			6,144
Stockholders’ equity	93,130			86,294
Total liabilities and stockholders’ equity	$858,672			$830,180

Net interest income (taxable equivalent basis)		$24,783			$24,319
Less: taxable equivalent adjustment		(1,147)			(1,169)
Net interest income		$23,636			$23,150
Net interest spread			4.08%			4.15%
Net interest margin			4.17			4.26

(1)  The amount of direct loan origination cost included in interest on loans was $262 and $263 for the nine months ended September 30, 2014 and 2013.

(2)  Calculations include non-accruing loans in the average loan amounts outstanding.

(3)  The amount of accretion recorded for acquired loans included in interest income was $232 and $473 for the nine months ended September 30, 2014 and 2013.

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

	Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013 Increase/(Decrease) Due to			Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$(1)	$5	$(6)	$(10)	$(6)	$(4)
Taxable securities	(55)	(49)	(6)	(363)	(461)	98
Tax-exempt securities	(27)	15	(42)	(65)	53	(118)
Total loans and fees	(17)	580	(597)	625	2,481	(1,856)
FHLB and Federal Reserve stock	(11)	—	(11)	1	(18)	19
Total increase (decrease) in interest income	(111)	551	(662)	188	2,049	(1,861)
Interest expense:
Savings and other	5	9	(4)	26	23	3
Time Deposits	(37)	(17)	(20)	(169)	(57)	(112)
Other borrowings	(7)	(4)	(3)	(11)	(9)	(2)
FHLB advances	(10)	48	(58)	(119)	143	(262)
Subordinated debentures	1	—	1	(3)	—	(3)
Total increase (decrease) in interest expense	(48)	36	(84)	(276)	100	(376)
Increase (decrease) in net interest income	$(63)	$515	$(578)	$464	$1,949	$(1,485)

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

Summary of Loan Loss Experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Activity for the period ended:
Beginning balance	$8,481	$9,722	$8,009	$8,762
Charge-offs:
Residential real estate	(200)	(236)	(343)	(608)
Commercial real estate	—	—	(23)	(1,208)
Construction	(150)	—	(150)	(156)
Commercial business	(528)	—	(529)	(39)
Home equity	(60)	(55)	(103)	(87)
Consumer	(46)	(77)	(157)	(172)
Total	(984)	(368)	(1,305)	(2,270)

Recoveries:
Residential real estate	3	19	10	28
Commercial real estate	11	13	106	47
Construction	—	—	67	4
Commercial business	85	22	175	72
Home equity	4	11	13	16
Consumer	18	15	71	58
Total	121	80	442	225
Net loan charge-offs	(863)	(288)	(863)	(2,045)
Provision for loan losses	166	75	638	2,792

Ending balance	$7,784	$9,509	$7,784	$9,509

Provision for loan losses increased to $166,000 for the three months ended September 30, 2014 from $75,000 in 2013 and decreased to $638,000 for the nine months ended September, 30, 2014 from $2.8 million in the same period of 2013.  Net charge-offs for the three and nine months ended September 30, 2014 were $863,000 compared to $288,000 and $2.0 million in 2013.  The Company’s non-performing loans increased to $9.3 million as of September 30, 2014 from $7.8 million as of December 31, 2013.  The increase in non-performing loans was primarily due to two commercial loans totaling $3.7 million that were placed on non-accrual status during the first and third quarters of 2014.  As of September 30, 2014, the Company had allocated $134,000 for loan losses to these two credits.  The decrease in the Company’s provision for loan losses for the nine months ended September 30, 2014 was due primarily to the allocation of $2.0 million for one credit in the second quarter of 2013 that was not repeated in 2014.  In the fourth quarter of 2013, the Company charged-off the allocated allowance which has a remaining balance of $814,000 as of September 30, 2014.  Currently, the Company does not have an allocation for loan losses for this credit.

The Company’s classified (substandard and doubtful) and criticized (watch and special mention) loans increased to $22.0 million and $33.4 million, respectively, as of September 30, 2014 from $19.3 million and $25.7 million as of December 31, 2013 while total past due loans decreased to $12.4 million to $16.4 million for the same periods.  The increase in classified credits was due primarily to aforementioned credits totaling $3.7 million.  The impact of the increase in classified credits on the allowance for loan losses was countered by a decrease in the allocation for loans collectively evaluated for impairment.  The Company allocates allowance for loan losses for loans collectively evaluated for impairment by using its average three year charge-off history, adjusted for certain factors.  Due primarily to a reduction in the average three year charge-off history, the amount allocated for those loans was reduced from 1.07% as of the end of 2013 to 0.98% at September 30, 2014.  The Company’s net charge-offs have declined substantially in 2014 with annualized net charge-offs of $1.2 million through September 30, 2014 as compared to net charge-offs of $4.2 million, $5.6 million, and $5.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.  Due to the downward trend, the Company has continued to allocate a lower amount of allowance for loan losses for historical net charge-offs.  The Company has adjusted its qualitative adjustments upwards given the increase in classified and criticized credits and impaired loans, offset by a decrease in past due loans, however, these net adjustments to increase the allowance were fully offset by the aforementioned decrease in net charge-offs.

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of September 30, 2014, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

Asset Quality.  Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  TDR’s totaled $10.9 million and $10.5 million at September 30, 2014 and December 31, 2013, while $3.7 million and $389,000 were included in the Company’s non-accrual loans as of the same dates, respectively.

The Company’s non-performing assets as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)

Loans on non-accrual status	$9,209	$7,788
Loans past due over 90 days still on accrual	55	—
Total non-performing loans	9,264	7,788
Foreclosed and repossessed assets	4,677	5,988
Total non-performing assets	$13,941	$13,776

Non-performing loans to total loans	1.56%	1.39%
Non-performing assets to total loans	2.35	2.46
Allowance as a percent of non-performing loans	84.02	102.84
Allowance as a percent of total loans	1.31	1.43

Non-interest income.  Non-interest income increased to $1.7 million for the third quarter of 2014 from $1.6 million for 2013, an increase of $119,000.  The increase was due to gains on sales of available for sale securities of $172,000 for the third quarter of 2014 compared to $28,000 in 2013 as securities sold increased to $11.0 million in 2014 from $527,000 in 2013.  The increase in non-interest income was partially offset by a decrease in service charges on deposit accounts, which decreased to $874,000 in 2014 from $904,000 in 2013 as income recognized from ATM’s declined from 2013 to 2014.

Non-interest income decreased by $2.1 million to $4.9 million for the nine months ended September 30, 2014 from $7.0 million in 2013.  The decrease is primarily due to a bargain purchase gain of $1.9 million related to the acquisition of First Federal Lexington, Kentucky recorded in the second quarter of 2013 as well as decreases in gains on sales of available for sale securities and mortgage banking income.  Gains on sales of available for sale securities decreased to $468,000 for the first nine months of 2014 from $543,000 in 2013 as sales decreased during the same periods to $43.7 million from $50.2 million.  Mortgage banking income declined to $84,000 in 2014 from $170,000 in 2013 due to a change in strategy to retaining the majority of 1-4 family, fixed rate loans in the portfolio rather than selling them into the secondary market.

Non-interest expense.  Non-interest expense decreased by $177,000 to $6.9 million for the three months ended September 30, 2014 from $7.0 million in 2013 due to decreases in data processing and foreclosed assets, net, offset by an increase in salaries and employee benefits and legal and professional services.  The decrease in data processing expense of $183,000 was related to data integration expense incurred in 2013 from the acquisition of First Federal Lexington, Kentucky that was not repeated in 2014.  Foreclosed assets, net, which includes gains and losses on sales, maintenance expense, and property taxes on foreclosed assets, was $(148,000) in 2014 compared to $205,000 in 2013 as the Company recognized gains on sales of $282,000 in 2014 as compared to losses of $106,000 in 2013.  Salaries and employee benefits increased to $3.9 million in 2014 from $3.7 million and is attributable to an increase in stock award compensation.  Legal and professional fees increased by $176,000 to $646,000 during 2014 from $470,000 in 2013 due to expenditures incurred related to the Company’s pending acquisition of First Financial Service Corporation in Elizabethtown, Kentucky (“FFKY”).  During the third quarter of 2014, the Company incurred $188,000 of expense, primarily legal, associated with preparation of agreements and related SEC filings.  The Company anticipates incurring significant professional service fees for the FFKY acquisition including legal, accounting, and valuation services for the remainder of 2014 and into 2015.

Non-interest expense was $19.9 million for the nine months ended September 30, 2014, an increase of $106,000 from $19.8 million in 2013 as increases in salaries and employee benefits, occupancy, and legal and professional service fees were offset by a decrease in foreclosed assets, net, data processing, and other expense.  Salaries and employee benefits increased to $10.6 million in 2014 from $10.4 million in 2013 due to an increase in the number of employees, wage increases, and stock award compensation.  Occupancy expense increased to $1.9 million in 2014 from $1.7 million for the same period in 2013 due to the additional branch locations acquired as part of the 2013 acquisition of First Federal Lexington, Kentucky as well as increased snow removal and associated utility costs.  Legal and professional service fees increased $301,000 to $1.8 million for the nine months ended September 30, 2014 from $1.5 million as the Company incurred $557,000 for consulting and legal fees associated with its pending acquisition of FFKY.  Foreclosed assets, net, decreased by $386,000 to $43,000 for the nine months ended September 30, 2014 from $429,000 due to net gains recorded on sales of $335,000 in 2014 compared to a net loss of $154,000 in 2013 and an increase in net foreclosed and repossessed asset expense to $378,000 from $275,000.  Data processing expense decreased to $1.9 million for the first nine months of 2014 from $2.1 million in 2013 which was a result of the data integration fees from the First Federal Lexington, Kentucky acquisition that was not repeated in 2014. Other expenses were $1.9 million for 2014, a decrease of $106,000 from $2.1 million in 2013 due to a $100,000 loss incurred in 2013 on the disposal of land previously held for future branch development.

Income tax expense.  Income tax expense for the three months ended September 30, 2014 was $534,000 as compared to $439,000 for the equivalent period in 2013 while the effective tax rate increased to 18.7% for 2014 from 16.3% for 2013.  The increase in income tax expense was primarily due to $188,000 of acquisition related expenditures incurred in the third quarter of 2014 which are non-deductible.

Income tax expense for the nine months ended September 30, 2014 increased to $1.4 million from $1.1 million in 2013 while the effective tax rate also increased to 17.6% in 2014 from 15.1% in 2013.  The increase in income tax expense and effective tax rate was due to expenditures associated with the FFKY acquisition of $557,000 recognized in 2014 which are non-deductible.

Liquidity and Capital Resources Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At September 30, 2014, we had cash and interest-bearing deposits with banks of $20.2 million and securities available-for-sale with a fair value of $202.2 million.  If we require funds beyond the funds we are able to generate internally, we have $143.2 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $31.5 million.  Management believes the Company’s liquidity sources are adequate to meet its operational needs.

On November 13, 2014, the Company entered into an agreement to borrow $10.0 million from an unaffiliated institution.  The proceeds of the loan will be used to help facilitate the Company’s pending acquisition of First Financial Service Corporation.  The loan bears an interest rate of 5.35% and is payable in quarterly principal installments of $500,000 plus accrued interest with a final maturity of January 2, 2020.  The Company pledged the stock of both its subsidiary banks, Your Community Bank and The Scott County State Bank, as collateral.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of September 30, 2014, Your Community Bank and Scott County State Bank were each considered well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

September 30, 2014:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	19.2%	18.0%	13.0%
Your Community Bank	16.4%	15.2%	11.2%
Scott County State Bank	16.9%	15.9%	9.7%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

December 31, 2013:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	18.5%	17.2%	12.5%
Your Community Bank	16.1%	14.9%	11.1%
Scott County State Bank	20.0%	19.0%	11.8%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 418,200 shares at an aggregate cost of $7.2 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through September 30, 2014, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan.  As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

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

Off Balance Sheet Arrangements and Contractual Obligations

The amount and nature of our off balance sheet arrangements and contractual obligations at September 30, 2014 were not significantly different from the information that was reported in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2013 and September 30, 2014 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of September 30, 2014 our net interest income would increase by an estimated 0.05%, or $16,000, over the one year forecast horizon.  As of December 31, 2013, in the Up 200 Scenario we estimated that net interest income would decrease $226,000, over a one year forecast horizon ending December 31, 2014.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of September 30, 2014 and December 31, 2013, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of September 30, 2014 and ending on September 30, 2015:

	Interest Rate Sensitivity as of September 30, 2014
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$28,491	$29,481
Investments	5,275	5,331
FHLB and FRB stock	193	193
Interest-bearing deposits in other financial institutions	4	17
Total interest Income	33,963	35,022

Projected interest expense:
Deposits	960	1,767
Federal funds purchased, line of credit and repurchase agreements	65	148
FHLB advances	596	608
Subordinated debentures	400	541
Total interest expense	2,021	3,064
Net interest income	$31,942	$31,958

Change from base		16
Percent change from base		0.05%

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

PART I — ITEM 4

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

Changes in Internal Control over Financial Reporting

There was no change in CBIN’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, CBIN’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the nine months ended September 30, 2014.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of September 30, 2014, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan.  As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated:	November 14, 2014	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2014	BY:	/s/ Paul. A. Chrisco
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

101*

The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013 (iv) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 and (vi) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of those sections, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.