Form 10-K
period 2014-12-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2015-03-16
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2014, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $79,042,656 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.  Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2015, there were issued and outstanding 5,378,030 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2015 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

The Company had total assets of $888.7 million, total deposits of $650.9 million, and shareholders’ equity of $99.5 million as of December 31, 2014. The Company’s principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

Business Strategy

The Company’s current business strategy is to operate well-capitalized, profitable and independent community banks that have a significant presence in their primary market areas.  The Company’s growth strategy is focused on expansion through organic growth within its market areas.  The Company offers business and personal banking services through a full range of deposit products that include non-interest and interest-bearing checking accounts, ATM’s, mobile banking, debit cards, savings accounts, money market accounts, certificates of deposit and individual retirement accounts.  The Company’s loan products include:  secured and unsecured business loans of various terms to local businesses and professional organizations; consumer loans including home equity lines of credit, automobile and recreational vehicles, construction, and loans secured by deposit accounts; and residential real estate loans. In addition, the Company also offers non-deposit investment products such as stocks, bonds, mutual funds, and annuities to customers within its banking market areas through a strategic alliance with Axiom Financial Strategies Group of Wells Fargo Advisors.

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

Commercial Real Estate Loans.  The Company’s commercial real estate loans are secured by improved property such as offices, small business facilities, apartment buildings, nursing homes, warehouses and other non-residential buildings, most of which are located in the Company’s primary market area and some of which are to be used or occupied by the borrowers. Commercial real estate loans have been offered at adjustable interest rates and at fixed rates, typically with balloon provisions at the end of the term financing. The Company continues to offer commercial real estate loans, commercial real estate construction and development loans and land loans.  Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentrations of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. The Company has sought to increase its origination of multi-family residential or commercial real estate loans over the last few years while attempting to decrease its exposure to development and land loans and has attempted to protect itself against the increased credit risk associated with these loans through its underwriting standards and ongoing monitoring processes.

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

The Company’s fixed and adjustable rate residential mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

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

Commercial loans are underwritten by the commercial loan officer who makes the initial contact with the customer applying for credit. The underwriting of these loans is reviewed after the fact by the Risk Management area for compliance with the Company’s general underwriting standards. A loan exceeding the authority of the underwriting loan officer requires the approval of other officers of the Banks based upon individual lending authorities, the Directors’ Loan Committee, or the Board of Directors of the Banks, depending on the loan amount.

Loan Commitments. The Company issues loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made with specified terms and conditions for periods of thirty days for commercial real estate loans and sixty days for residential real estate loans.

Employees

As of December 31, 2014, the Company employed 213 employees, 204 full-time and 9 part-time.  None of these employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

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

The Company’s primary market areas consist of Floyd, Clark, and Scott counties in Southern Indiana and Fayette, Jefferson and Nelson counties in Kentucky.  Floyd, Clark, Jefferson and Nelson counties are four of the thirteen counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of 1.2 million.  The aggregate population of Floyd, Clark, and Scott counties is approximately 204,000 while the populations of Fayette, Jefferson and Nelson Counties are approximately 305,000, 714,000 and 43,000, respectively. The Company’s headquarters are located in New Albany, Indiana, a city of 37,000 located approximately three miles from the center of Louisville.

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

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than ten percent stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans to one borrower limit (15% of the Bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution’s unimpaired capital and surplus. At December 31, 2014 the Banks were in compliance with the above restrictions.

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

Capital and Liquidity Requirements. Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) has adopted risk-based capital ratio guidelines to which depository institutions under their supervision, including YCB and SCSB, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. YCB and SCSB exceeded all risk-based minimum capital requirements of the FDIC as of December 31, 2014. For YCB and SCSB’s regulatory capital ratios and regulatory requirements as of December 31, 2014 and 2013, see Note 13 to the consolidated financial statements.

The federal regulatory authorities’ current risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision. The Basel Committee is a committee of central banks and bank regulators from the major industrialized countries that develops broad policy guidelines for use by a country’s regulators in determining appropriate supervisory policies. In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity supervisory policies generally referred to as “Basel III.”

Effective July 2, 2013, the Federal Reserve approved final rules known as the “Basel III Capital Rules” substantially revising the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company, YCB, and SCSB. The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. Certain of the Basel III Capital Rules came into effect for the Company, YCB, and SCSB on January 1, 2015; these rules are subject to a phase-in period which began on January 1, 2015.

The Basel III Capital Rules introduced a new capital measure “Common Equity Tier 1” (“CET1”). The rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest.  The rules also define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital. They also expand the scope of the adjustments as compared to existing regulations.

When fully phased-in on January 1, 2019, the Basel III Capital Rules will require banking organizations to maintain:

•                       a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation);

•                       a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•                       a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

•                       a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Company, YCB, and SCSB.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The Basel III Capital Rules provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the Company, YCB, and SCSB are given a one-time election (the “Opt-out Election”) to filter certain accumulated other comprehensive income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The AOCI Opt-out Election must be made on the March 31, 2015 FRY-9C and Call Reports for the Company, YCB, and SCSB, respectively. The Company intends to choose the Opt-out Election.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

In addition, the Basel III Capital Rules revise the rules for calculating risk-weighted assets to enhance their risk sensitivity. They establish a new framework under which mortgage-backed securities and other securitization exposures will be subject to risk-weights ranging from 20% to 1,250%. The rules also establish adjusted risk-weights for credit exposures, including multi-family and commercial real estate exposures that are 90 days or more past due or on non-accrual, which will be subject to a 150% risk-weight, except in situations where qualifying collateral and/or guarantees are in place. The existing treatment of residential mortgage exposures will remain subject to either a 50% risk-weight (for prudently underwritten owner-occupied first liens that are current or less than 90 days past due) or a 100% risk-weight (for all other residential mortgage exposures including 90 days or more past due exposures).

Management believes that, as of December 31, 2014, the Company, YCB, and SCSB would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

The final Basel III Capital Rules were effective for the Company on January 1, 2015. The final rules permit banks with less than $15 billion in assets to continue to treat trust preferred securities as Tier 1 capital.  The final rule also permits banks with less than $250 billion in assets to choose to continue excluding unrealized gains and losses on certain securities holdings for purposes of calculating regulatory capital. The Company must make this choice in its March 31, 2015 Call Reports and intends to choose the Opt-out Election. The rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

Prompt Corrective Action Regulations. The Federal Deposit Insurance Act (the “FDIA”) requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks which do not meet minimum capital requirements. Under current prompt corrective action regulations, a bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The Basel III Capital Rules revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA, by:

•                       introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status;

•                       increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and

•                       eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be well-capitalized.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

Management believes that, as of December 31, 2014, YCB and SCSB were “well capitalized” based on the aforementioned existing ratios and the ratios as modified by the Basel III Capital Rules.

Federal Home Loan Bank System. The Banks are members of the FHLB of Indianapolis.  The FHLB of Indianapolis is one of the 12 regional FHLB’s that lend money to its members to finance housing and economic development.  With the enactment of the Housing and Economic Recovery Act on July 30, 2008, the Federal Housing Finance Agency (“FHFA”) was created to oversee the secondary mortgage market.  The Act empowered the FHFA with the powers to oversee and regulate Fannie Mae, Freddie Mac, and the FHLBs.

As members of the FHLB system, the Banks are required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2014, $4.6 million of FHLB stock was outstanding for the Banks, which were in compliance with this requirement. In past years, the Banks have received dividends on its FHLB stock.

Insurance of Accounts.  The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries.  The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor.  Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors

As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011.  Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by 2020; (3) requires that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020 rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10.0 billion; (4) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends.  The FDI Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year.  The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027.

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

SCSB is required to purchase and maintain stock in the Federal Reserve.  At December 31, 2014, SCSB had $400,000 of Federal Reserve stock outstanding, which was in compliance with requirements.  In past years, SCSB has received dividends on its Federal Reserve stock.

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

The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted.  Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule.  Independent testing and analysis of an institution’s compliance program will also be required.  The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements.  Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program.  The Company and the Bank held no investment positions at December 31, 2014 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

Industry Risk Factors

Economic Conditions.  The Company’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply and other factors beyond the Company’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, our earnings. Because the Company has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. In addition, substantially all of the Company’s loans are to individuals and businesses in our market area. Consequently, any economic decline in the Company’s primary market areas, which include southern Indiana and Louisville and Lexington, Kentucky, could have an adverse impact on the Company’s earnings.

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

We may incur losses in our investments portfolio.  Our investment portfolio is comprised of state and municipal securities, residential mortgage-backed agencies issued by U.S. Government sponsored entities securities, mutual funds, and U.S. Government sponsored entities and agencies.  We must evaluate these securities for other-than-temporary impairment loss (“OTTI”) on a periodic basis.  We may need to record OTTI charges in our investments in the future should the issuers of those securities experience financial difficulties.  Any future OTTI charges could significantly impact our earnings.

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

We acquired First Financial Service Corporation (“First Financial”) on January 1, 2015.  We may have difficulty in integrating First Financial or other acquired companies which may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.  Additionally, the acquisition of First Financial significantly increases the size of the Company as well as our level of non-performing assets.  The success of the acquisition will depend, in part, to our ability to reduce the level of non-performing assets.

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

There is a limited trading market for our stock and you may not be able to resell your shares at or above the price you paid for them.  The price of the common stock purchased may decrease significantly. Although our common stock is quoted on the Nasdaq Capital Market under the symbol “CBIN”, trading activity in the stock historically has been sporadic. A public trading market having the desired characteristics of liquidity and order depends on the presence in the market of willing buyers and sellers at any given time. The presence of willing buyers and sellers depends on the individual decisions of investors and general economic conditions, all of which are beyond our control.

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

Our status as a holding company makes us dependent on dividends from our subsidiaries to meet our obligations.  We are a bank holding company and conduct almost all of our operations through YCB, SCSB, and CBIN Insurance, Inc.  We do not have any significant assets other than cash and the stock of YCB, SCSB, and CBIN Insurance, Inc.  Accordingly, we depend on dividends from our subsidiaries to meet our obligations and obtain revenue.  Our right to participate in any distribution of earnings or assets of our subsidiaries is subject to the prior claims of creditors of such subsidiaries.  Under federal and state law, our bank subsidiaries are limited in the amount of dividends they may pay to us without prior regulatory approval.  The Banks must maintain sufficient capital and liquidity and be in compliance with other general regulatory restrictions.  Bank regulators have the authority to prohibit the subsidiary banks from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice.  As of December 31, 2014, our subsidiaries had the ability to pay us dividends of $2.5 million without prior regulatory approval.  CBIN Insurance, Inc. cannot pay dividends until 2015.

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

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2014 or that we will be able to pay future dividends at all.  Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital.  The ability of Your Community Bank and The Scott County Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to these banks, including state regulatory requirements.  The FDIC and other bank regulators have proposed guidelines and seek greater liquidity, and have been discussing increasing capital requirements.  If these regulatory requirements are not met, our subsidiary banks will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.

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

Item 2.  Properties

The Company conducts its business through its corporate headquarters located in New Albany, Indiana.  YCB operates a main office and eleven branch offices in Clark and Floyd Counties, Indiana, and eight branch offices in Jefferson, Nelson and Fayette Counties, Kentucky. SCSB operates a main office and two branch offices in Scott and County, Indiana.  The following table sets forth certain information concerning the main offices and each branch office at December 31, 2014. The Company’s aggregate net book value of premises and equipment was $18.1 million at December 31, 2014.

Location	Year Opened	Owned or Leased
Your Community Bank:
101 West Spring Street - Main Office New Albany, IN 47150	1937	Owned

401 East Spring Street - Drive Thru for Main Office New Albany, IN 47150	2001	Owned

2626 Charlestown Road New Albany, IN 47150	1995	Owned

4328 Charlestown Road New Albany, IN 47150	2004	Leased

480 New Albany Plaza New Albany, IN 47130	1974	Leased

901 E. Lewis and Clark Pkwy Clarksville, IN 47130	1981	Owned

701 Highlander Point Drive Floyds Knobs, IN 47119	1990	Owned

102 Heritage Square Sellersburg, IN 47172	1992	Owned

201 W. Court Avenue Jeffersonville, IN 4710	1996	Owned

5112 Highway 62 Jeffersonville, IN 47130	1997	Owned

2917 E. 10th Street Jeffersonville, IN 47130	2007	Leased

2910 Grantline Road New Albany, IN 47150	2002	Leased

106A West John Rowan Boulevard. - Main Office Bardstown, KY 40004	1997	Leased

119 East Stephen Foster Avenue Bardstown, KY 40004	1972	Owned

4510 Shelbyville Road Louisville, KY 40207	2003	Leased

13205 Magisterial Drive Louisville, KY 40223	2006	Leased

471 West Main Street Louisville, KY 40202	2008	Leased

2452 Sir Barton Way, Suite 100 Lexington, KY 40509	2013	Owned

3346 Tates Creek Road Lexington, KY 40502	2013	Owned

110 W. Vine Street Lexington, KY 40507	2013	Leased

The Scott County State Bank: 136 West McClain Avenue - Main Office Scottsburg, IN 47170	1890	Owned

125 West Wardell - Drive Thru Scottsburg, IN 47170	1981	Owned

57 North Michael Drive Scottsburg, IN 47170	1998	Owned

307 W. Main Street Austin, IN 47102	1998	Owned

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

2014				2013
QUARTER ENDED	HIGH	LOW	DIVIDEND	QUARTER ENDED	HIGH	LOW	DIVIDEND
March 31	$23.34	$19.11	$0.12	March 31	$16.94	$13.15	$0.10
June 30	28.72	21.51	0.12	June 30	19.57	15.24	0.11
September 30	26.99	25.65	0.12	September 30	19.25	17.20	0.11
December 31	28.00	26.23	0.12	December 31	20.15	17.76	0.11

Holders

As of March 9, 2015 there were 1,077 holders of the Company’s common stock.

Dividends

The Company intends to continue its historical practice of paying quarterly cash dividends although there is no assurance that such dividends will continue to be paid in the future.  The payment of dividends in the future is dependent on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors, and other considerations.  In addition, the payment of dividends is subject to the regulatory restrictions described in Note 12 to the Company’s consolidated financial statements.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	123,500	$23.01	323,584	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	123,500	$23.01	323,584	(1)

(1) Of the shares reflected, 56,059 shares are available to be awarded under the Company’s Stock Award Plan and 267,525 shares are available to be awarded under the Company’s Performance Units Plan.

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

The graph compares the performance of Community Bank Shares of Indiana, Inc. common stock to the Russell 2000 index and the SNL Bank $500 MM - $1 B Bank index for the Company’s last five fiscal years.  The graph assumes the value of the investment in Company common stock and in each index was $100 at December 31, 2009 and that all dividends were reinvested.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Community Bank Shares of Indiana, Inc.	100.00	154.77	156.77	223.71	342.61	489.34
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank $500M-$1B	100.00	109.16	96.03	123.12	159.65	175.15

Item 6.  Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial information from 2010 through 2014.  This information should be read in conjunction with the Consolidated Financial Statements and the related Notes.  Factors affecting the comparability of certain indicated periods are discussed in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”  For analytical purposes, net interest margin is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Income Statement Data:
Interest income	$34,274	$33,253	$32,826	$34,241	$35,894
Interest expense	1,941	2,227	4,030	5,968	8,180
Net interest income	32,333	31,026	28,796	28,273	27,714
Provision for loan losses	1,275	3,410	4,101	4,390	3,833
Non-interest income	6,445	8,684	8,423	8,481	7,414
Non-interest expense	26,489	26,071	23,748	22,863	22,461
Income before taxes	11,014	10,229	9,370	9,501	8,834
Net income	9,013	8,667	7,685	7,410	6,988
Net income available to common shareholders	8,574	7,865	6,921	6,031	5,923

Balance Sheet Data:
Total assets	$888,746	$846,735	$819,500	$797,354	$801,466
Total securities	202,177	195,327	251,205	198,746	204,188
Total loans, net	597,110	552,926	456,827	489,740	502,223
Allowance for loan losses	6,465	8,009	8,762	10,234	10,864
Total deposits	650,944	643,625	624,667	581,358	618,821
Short-term borrowings	45,850	45,722	45,500	50,879	39,626
Other borrowings	67,000	67,000	57,000	72,000	76,800
Total shareholders’ equity	99,548	88,339	86,442	79,485	63,165

Per Share Data:
Basic earnings per common share	$2.49	$2.32	$2.06	$1.82	$1.80
Diluted earnings per common share	2.46	2.32	2.06	1.79	1.77
Book value per common share	20.75	17.77	17.34	15.47	13.36
Cash dividends per common share	0.48	0.43	0.40	0.40	0.40

Performance Ratios:
Return on average assets	1.04%	1.04%	0.95%	0.94%	0.85%
Return on average equity	9.54	10.03	9.13	10.58	10.95
Net interest margin	4.25	4.24	4.07	4.07	3.90
Efficiency ratio	68.31	65.65	63.81	62.21	63.94

Asset Quality Ratios:
Non-performing assets to total loans	1.98%	2.46%	3.30%	4.17%	3.63%
Net loan charge-offs to average loans	0.48	0.79	1.14	0.99	1.54
Allowance for loan losses to total loans	1.07	1.43	1.92	2.05	2.11
Allowance for loan losses to non-performing loans	85.79	102.84	100.50	64.89	58.26

Capital Ratios:
Leverage ratio	13.0%	12.5%	12.2%	11.7%	9.1%
Average stockholders’ equity to average total assets	10.9	10.4	10.4	8.9	7.8
Tier 1 risk-based capital ratio	17.7	17.2	17.9	16.3	13.5
Total risk-based capital ratio	18.7	18.5	19.1	17.5	14.7
Dividend payout ratio	18.3	16.8	17.5	17.9	18.8

Other Key Data:
End-of-period full-time equivalent employees	210	204	197	196	199
Number of bank offices	24	24	21	21	21

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results of Operations

Overview

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiaries, the Banks, at December 31, 2014 and 2013, and the consolidated results of operations for each of the years in the three year period ended December 31, 2014.  The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report on Form 10-K.

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

The operating results of the Company depend primarily upon the Banks’ net interest income, which is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities.  Interest-earning assets principally consist of loans, taxable and tax-exempt securities, and FHLB stock.  Interest-bearing liabilities principally include deposits, retail repurchase agreements, federal funds purchased, advances from the FHLB Indianapolis, holding company debt from another financial institution, and subordinated debentures.  The earnings of the Banks are also affected by 1) provision for loan losses, 2) non-interest income (including mortgage banking income, net gains on sales of securities, deposit account service charges, earnings on company owned life insurance, interchange income, and commission-based income on non-deposit investment products), 3) non-interest expenses (including compensation and benefits, occupancy, equipment, data processing expenses, marketing and advertising, legal and professional fees, FDIC insurance premiums, net foreclosed and repossessed asset expense, and other expenses, such as postage, printing, and telephone expenses), and 4) income tax expense.

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

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, carrying value of foreclosed and repossessed assets and deferred tax assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated fair value of collateral securing the loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under “Asset Quality” below.

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, amounts of allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired.  The Company evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other loans not subject to allowance allocations. These historical loss rates may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies.

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the allowance of $6.5 million was adequate to address probable incurred credit losses associated with the loan portfolio at December 31, 2014.

Carrying Value of Foreclosed and Repossessed Assets

Foreclosed and repossessed assets are acquired through or instead of loan foreclosure and are initially measured at fair value less estimated costs to sell.  The Company obtains appraisals to determine the initial fair value and then makes any adjustments deemed necessary based on prevailing market conditions and length the asset remains in the Company’s inventory.  Determining the carrying value requires significant management judgment as foreclosed and repossessed assets are typically acquired in distressed situations which may materially impact the valuation compared to similar assets in non-distressed sales transactions.  Also, if foreclosed and repossessed assets are not sold in a timely manner, they can deteriorate in value significantly as there may be volatility in the market.  At December 31, 2014, the Company had foreclosed and repossessed assets of $4.4 million which, in management’s estimation, were reported at the appropriate carrying value.

Deferred Tax Assets

The Company has a net deferred tax asset of approximately $242,000. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2014, a valuation allowance of $1.1 million has been established against the outstanding deferred tax asset due to incurred net operating losses for state income taxes.  The net operating loss is partially due to YCB’s Nevada subsidiaries that hold and manage YCB’s investments and due to the results of 2009 including elevated provision for loan losses.  The Company is uncertain if it will be able to utilize this benefit, thus a valuation allowance has been established against the state net operating loss.  Note 11 to the Consolidated Financial Statements describes the net deferred tax asset.  The Company has been profitable from 2010 through 2014 and has a positive earnings outlook for 2015.  The net loss for 2009 was primarily attributable to a goodwill and other intangible asset impairment charge of $16.2 million and an elevated provision for loan losses of $15.9 million which were not repeated in subsequent years and are not expected to be repeated in 2015.  As of December 31, 2014, the Company has $682,000 of remaining other intangible assets subject to impairment and has an allowance for loan losses to total loans ratio of 1.07% which management believes is sufficient to cover probable incurred losses as of that date.  The estimate of the realizable amount of this asset is a critical accounting policy.

Highlights

The Company had net income available to common shareholders of $8.6 million for the year ended December 31, 2014 compared to $7.9 million for 2013.  The increase in earnings in 2014 was attributable to increases in net interest income of $1.3 million and a decrease in provision for loan losses of $2.1 million, offset by a decrease in non-interest income of $2.2 million and increases in non-interest expense of $418,000 and income tax expense of $439,000.  Earnings per basic and diluted common shares increased to $2.49 and $2.46, respectively, for the year ended December 31, 2014 compared to basic and diluted earnings per common share of $2.32 in 2013.  The Company’s book value per common share increased to $20.75 per share at December 31, 2014 from $17.77 at December 31, 2013.

The following table summarizes selected financial information regarding the Company’s financial performance:

Table 1 — Summary

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012
Net income available to common shareholders	$8,574	$7,865	$6,921
Basic earnings per common share	$2.49	$2.32	$2.06
Diluted earnings per common share	$2.46	$2.32	$2.06
Return on average assets	1.04%	1.04%	0.95%
Return on average equity	9.54%	10.03%	9.16%

The Company’s total assets increased to $888.7 million at December 31, 2014 from $846.7 million at December 31, 2013 primarily due to increases in net loans of $44.2 million, securities available for sale of $6.9 million, and deposit for partial redemption of preferred stock and unpaid dividends of $11.3 million, offset by decreases in interest-bearing deposits in other financial institutions of $4.1 million and the settlement receivable for security sales for $11.1 million.  Total liabilities increased $30.8 million as total deposits increased by $7.3 million to $650.9 million at December 31, 2014, primarily due to non-interest deposits increasing by $12.9 million from 2013.  The increase is also attributed to subscription agreement proceeds held in escrow of $20.8 million and other liabilities increasing by $2.5 million to $4.5 million as of December 31, 2014.  Total shareholders’ equity increased by $11.2 million to $99.5 million at December 31, 2014.  The increase was a result of the Company reporting net income available to common shareholders of $8.6 million and an increase in accumulated other comprehensive income (loss) by $3.5 million to $1.8 million, offset by declared and paid dividends on common shares of $1.6 million.

During the second quarter of 2014, the Company announced it had signed an agreement to acquire First Financial Service Corporation (“FFKY”) and its wholly-owned subsidiary, First Federal Savings Bank of Elizabethtown, Kentucky in a stock exchange.  The acquisition was completed on January 1, 2015 with the Company acquiring $775.4 million in assets and assuming $743.0 million in liabilities before adjustments for fair value.  The Company issued 792,392 of its common shares with a fair value of $27.20 per share at the exchange date and cash for fractional shares and outstanding options of $431,000 for total consideration of $22.0 million.  Once the transaction closed, the Company redeemed the outstanding preferred shares of FFKY plus the unpaid dividends.  One of the holders of the preferred shares required the Company to put their redemption funds in escrow prior to the end of the year and before the closing.  On December 31, 2014, the Company wired $11.3 million which was classified on the consolidated balance sheet as “deposit for partial redemption of acquiree’s preferred stock and unpaid dividends”.  Also, during the second quarter of 2014, the Company entered into subscription agreements with private investors to issue 1,120,950 of its common shares to enhance its capital position to effect the acquisition of FFKY.  The Company received proceeds of $20.8 million prior the end of 2014 which was classified on the consolidated balance sheet as “subscription agreement proceeds held in escrow”.  On January 1, 2015, the amount of subscription agreement proceeds held in escrow was netted against issuance costs and reclassified to shareholders’ equity.  In total, the Company issued 1,913,342 of its common shares to shareholders of FFKY and private investors subsequent to year end.  The acquisition will have a material impact on the Company’s financial statements in 2015.  More information about the redemption of preferred stock and subscription agreement proceeds is provided in footnote 2 — Acquisition Activities in the Company’s consolidated financial statements.

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

For the year ended December 31, 2014, net interest income increased $1.3 million, to $32.3 million while the net interest margin on a taxable equivalent basis increased to 4.25% for 2014 from 4.24% in 2013.  The increase in net interest income from 2013 to 2014 was primarily due to an increase in the average balance of loans to $584.1 million in 2014 from $524.8 million in 2013.  The increase in net interest margin was due to a decline in average cost of interest bearing liabilities to 0.34% in 2014 from 0.39%.  The decrease in the cost of interest bearing liabilities was partially offset by a decrease in the yield on interest earning assets of 4 basis points attributable to the decline in the yield on the Company’s investment securities and loan portfolio during 2014.

Average interest earning assets increased to $797.3 million in 2014, from $768.5 million in 2013, primarily due to an increase in average total loans while the while the yield declined to 4.96 % from 5.22% over the same period.  The decline in loan yield was due to rate pressure from the maturity and repricing of existing loans in the portfolio.  Additionally, the markets in which the Company competes remain competitive for high quality loans which also places downward pressure on the yield of the loan portfolio.  Loan growth has offset the decline in average yield as the Company has experienced loan growth in its Lexington market through the addition of new lenders.  Also, the yield on loans was positively impacted by an increase in accretion income recognized of $1.0 million in 2014 compared to $623,000 in 2013.  Accretion income was impacted significantly in 2014 by the refinancing of one credit relationship at another financial institution for which the Company had an unamortized discount of $695,000.  The Company does not anticipate a material accretion adjustment related to one credit relationship in 2015, however, accretion income will be impacted by the acquisition of FFKY in 2015.  The Company’s average balance in tax-exempt securities increased from $79.6 million to $80.5 million in 2014, while the yield on a fully taxable equivalent basis declined from 5.77% in 2013 to 5.57% in 2014.  The average balance in taxable securities decreased by $27.6 million to $115.1 million in 2014 while the yield on taxable securities increased to 1.79% in 2014 from 1.74% in 2013.  The decrease in the yield on tax-exempt and taxable securities was due to additional purchases of municipal securities and sales and maturities of higher-yielding mortgage-backed securities during 2014.

Average interest bearing liabilities increased to $574.6 million for 2014 from $569.3 million in 2013 with average costs decreasing to 0.34% from 0.39% over the same periods. The decrease in average balance and cost in 2014 was the result of a decline all categories, most significantly in time deposits and other borrowings.  The Company has maintained a strong liquidity position, including securities available-for-sale, which has allowed management to reprice deposits at lower rates at maturity.  As a result, time deposits decreased to an average balance of $141.2 million with an average cost of 0.29% in 2013 from $161.9 million with an average cost of 0.38% in 2013.  Also contributing to the decline in the average cost of funds was a decline in the cost of other borrowings from 1.82% in 2013 to 1.29%.  Other borrowings primarily consist of FHLB advances which the Company has continued to reduce due to its liquidity position and also lower the average cost.  In addition, non-interest bearing deposits increased to an average balance of $188.9 million in 2014 from $172.7 million in 2013 which also improved the Company’s net interest margin.

For the year ended December 31, 2013, net interest income increased to $31.0 million from $28.8 million in 2012 while the net interest margin on a taxable equivalent basis increased to 4.24% from 4.07% during the same period.  The increase in net interest income from 2012 to 2013 is primarily due to a decrease in the Company’s cost of interest bearing liabilities of 31 basis points and an increase in the average balance of non-interest bearing deposits to $172.7 million for 2013.  The decrease in the cost of interest bearing liabilities was partially offset by a decrease in the yield on interest earning assets of 9 basis points attributable to the decline in the yield on the Company’s investment securities and loan portfolio during 2013.

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

Average interest bearing liabilities decreased to $569.3 million for 2013 from $574.8 million in 2012 with average costs decreasing to 0.39% from 0.70% over the same periods. The decrease in average balance and cost in 2013 was the result of a decline all categories, most significantly in time deposits, other borrowings, and short-term borrowings.  The Company continues to maintain a strong liquidity position, including securities available-for-sale, which has allowed management to reprice deposits at lower rates at maturity or as market conditions dictate.  In addition, non-interest bearing deposits increased to an average balance of $172.7 million in 2013 from $141.3 million in 2012 which also improved the Company’s funding mix.  As a result, time deposits decreased to an average balance of $161.9 million with an average cost of 0.38% in 2013 from $191.7 million with an average cost of 0.74% in 2012.  Also contributing to the decrease in cost of funds was a reduction in the average cost of short-term borrowings which declined to 0.25% in 2013 from 1.15% in 2012, resulting in a decline in interest expense recognized of $493,000 to $113,000 in 2013.  The decline was attributable to the maturation of a structured repurchase agreement in late 2012 that had a balance of $9.8 million at a rate of 4.97%.  Also contributing to the decrease in cost of funds, was a shift in deposit mix from higher costing time deposits to lower costing savings and other transaction accounts which had an average balance $311.7 million in 2013 compared to $263.4 million in 2012 with average costs of 0.19% and 0.27% over the same periods, respectively.  In addition, the Company lowered its interest expense associated with other borrowings by $370,000 with approximately $63.0 million in new advances at lower rates and repayment of $57.4 million during 2013.

Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2012 through 2014.

Table 2 - Average Balance Sheets and Rates for Years Ended 2014, 2013 and 2012

For analytical purposes, net interest margin and net interest spread are adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.

	2014			2013			2012
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$11,723	$59	0.51%	$14,921	$76	0.51%	$20,908	$71	0.34%
Taxable securities	115,145	2,062	1.79	142,713	2,479	1.74	152,409	2,965	1.94
Tax-exempt securities	80,458	4,485	5.57	79,624	4,598	5.77	72,004	4,394	6.09
Total loans and fees (1)(2)(3)	584,079	28,950	4.96	524,820	27,377	5.22	489,956	26,688	5.43
FHLB and Federal Reserve stock	5,911	242	4.09	6,424	287	4.47	5,992	202	3.36
Total earning assets	797,316	35,798	4.49	768,502	34,817	4.53	741,269	34,320	4.62

Non-interest earning assets:
Less: Allowance for loan losses	(8,306)			(8,931)			(10,181)
Non-earning assets:
Cash and due from banks	16,352			17,209			15,041
Bank premises and equipment, net	18,236			15,199			13,795
Other assets	39,962			42,370			46,064
Total assets	$863,560			$834,349			$805,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Savings and other	$328,869	$611	0.19%	$311,661	$584	0.19%	$263,355	$710	0.27%
Time deposits	141,214	409	0.29	161,912	607	0.38	191,723	1,421	0.74
Short-term borrowings	40,954	99	0.24	45,072	113	0.25	52,600	606	1.15
Other borrowings	63,521	822	1.29	50,703	923	1.82	67,164	1,293	1.93
Total interest bearing liabilities	574,558	1,941	0.34	569,348	2,227	0.39	574,842	4,030	0.70

Non-interest bearing liabilities:
Non-interest bearing deposits	188,875			172,652			141,320
Other liabilities	5,672			5,906			5,898
Shareholders’ equity	94,455			86,443			83,928
Total liabilities and shareholders’ equity	$863,560			$834,349			$805,988

Net interest income (taxable equivalent basis)		33,857			32,590			30,290
Less: taxable equivalent adjustment		(1,524)			(1,564)			(1,494)
Net interest income		$32,333			$31,026			$28,796
Net interest spread			4.15%			4.14%			3.92%
Net interest margin			4.25%			4.24%			4.07%

(1)   The amount of direct loan origination cost included in interest on loans was $382, $341 and $308 for the years ended December 31, 2014, 2013, and 2012, respectively.

(2)  Includes loans held for sale and non-accruing loans in the average loan amounts outstanding.

(3)  The amount of accretion recorded for acquired loans included in interest income on loans was $1.0 million, $623, and $18 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Table 3 - Volume/Rate Variance Analysis

	Year Ended December 31,2014 compared to Year Ended December 31, 2013			Year Ended December 31,2013 compared to Year Ended December 31, 2012
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
Interest income:
Interest-bearing deposits with other financial institutions	$(17)	$(16)	$(1)	$5	$(24)	$29
Taxable securities	(417)	(492)	75	(486)	(181)	(305)
Tax-exempt securities	(113)	48	(161)	204	448	(244)
Total loans and fees	1,573	2,984	(1,411)	689	1,849	(1,160)
FHLB and Federal Reserve stock	(45)	(22)	(23)	85	15	70
Total increase (decrease) in interest income	981	2,502	(1,521)	497	2,107	(1,610)

Interest expense:
Savings and other	27	32	(5)	(126)	115	(241)
Time deposits	(198)	(71)	(127)	(814)	(195)	(619)
Short-term borrowings	(14)	(10)	(4)	(493)	(76)	(417)
Other borrowings	(101)	202	(303)	(370)	(303)	(67)
Total increase (decrease) in interest expense	(286)	153	(439)	(1,803)	(459)	(1,344)
Increase (decrease) in net interest income	$1,267	$2,349	(1,082)	$2,300	$2,566	$(266)

Non-interest Income

Non-interest income was $6.4 million for 2014, $8.7 million for 2013, and $8.4 million for 2012.  For the year ended December 31, 2014, non-interest income decreased by 25.8% as compared to 2013 due primarily to the $1.9 million bargain purchase gain which was not repeated in 2014 and decreases in net gain on sale of available for sale securities of $274,000 and mortgage banking income of $91,000 offset by an increase in interchange income of $76,000.  For the year ended December 31, 2013, non-interest income increased by 3.1% as compared to 2012 due primarily to the recognition of a bargain purchase gain of $1.9 million and an increase in interchange income of $54,000, offset by decreases net gain on sale of available for sale securities of $1.4 million and mortgage banking income of $204,000.

Table 4 provides a breakdown of the Company’s non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

	Year Ended December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2014	2013	2012	2014/2013	2013/2012

Service charges on deposit accounts	$3,355	$3,394	$3,408	(1.1)%	(0.4)%
Commission income	194	173	166	12.1	4.2
Net gain on sale of available for sale securities	468	742	2,182	(36.9)	(66.0)
Mortgage banking income	126	217	421	(41.9)	(48.5)
Earnings on company owned life insurance	672	678	697	(0.9)	(2.7)
Interchange income	1,168	1,092	1,038	7.0	5.2
Bargain purchase gain	—	1,879	—	*	*
Other	462	509	511	(9.2)	(0.4)
Total	$6,445	$8,684	$8,423	(25.8)%	3.1%

* Not meaningful

For the years ended December 31, 2014, 2013, and 2012 service charges on deposit accounts remained flat at $3.4 million.  The majority of service fees earned were non-sufficient funds and overdraft fees, which contributed $1.9 million to service charges recognized in 2014 and 2013.  Also contributing to service fee income in 2014 and 2013, were monthly service fees on checking accounts of $797,000 and $795,000, respectively, and ATM surcharge fees of $257,000 and $284,000, respectively.

In 2014, the Company received net proceeds of $43.7 million on sales of available for sale securities for net gains of $468,000 compared to proceeds of $51.0 million and net gains of $742,000 million in 2013.  The proceeds from sales are reinvested in the security portfolio as management continues to selectively sell securities when it is determined a change in the prepayment risk may reduce the unrealized gain in an investment.

For the year ended December 31, 2014, mortgage banking income decreased to $126,000 from $217,000 in 2013 and $421,000 in 2012.  In 2014, the Company sold $4.8 million of loans into the secondary market compared to $10.3 million in 2013 and $20.8 million in 2012.  During 2013, management elected to retain a higher percentage of its mortgage loans in the portfolio rather than selling into the secondary market to bolster the loan portfolio and increase interest income which has led to an increase in the loan portfolio but declining mortgage banking income.

Earnings on company owned life insurance decreased slightly by $6,000 to $672,000 for the year ended December 31, 2014 as compared to $678,000 for the year ended December 31, 2013. In 2014, crediting rates remained flat causing only a slight change in income.  During 2013, earnings on company owned life insurance decreased slightly by $19,000 to $678,000 from $697,000 for the equivalent period in 2012 as the crediting rate declined slightly from 2012.  The Company did not purchase additional company owned life insurance policies during 2014, 2013, or 2012.

In 2014, interchange income increased to $1.2 million from $1.1 million in 2013.  The Company continues to focus on increasing interchange income through various initiatives including offering incentives to current and new customers.  In 2013, interchange income increased to $1.1 million from $1.0 million in 2012.  The Company added new deposit accounts during 2013 and 2012 which also factored into the increase in interchange income over the respective periods.

Non-interest Expense

Non-interest expense increased to $26.5 million for the year ended December 31, 2014 from $26.1 million in 2013 due to increases in salaries and employee benefits, occupancy, and legal and professional, offset by decreases in data processing, foreclosed and repossessed assets, and other expenses.  In 2013, non-interest expense increased to $26.1 million from $23.7 million for the same period in 2012 due to increases in salaries and employee benefits, equipment, data processing, legal and professional, and other expense, offset by a decrease in foreclosed and repossessed assets, net.

Table 5 provides a breakdown of the Company’s non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense

	Year Ended in December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2014	2013	2012	2014/2013	2013/2012

Salaries and employee benefits	$13,878	$13,381	$12,181	3.7%	9.9%
Occupancy	2,516	2,234	2,184	12.6	2.3
Equipment	1,298	1,277	1,060	1.6	20.5
Data processing	2,617	2,794	2,266	(6.3)	23.3
Marketing and advertising	369	349	299	5.7	16.7
Legal and professional	2,485	2,027	1,715	22.6	18.2
FDIC insurance premiums	594	670	653	(11.3)	2.6
Foreclosed and repossessed assets, net	162	644	1,135	(74.8)	(43.3)
Other	2,570	2,695	2,255	(4.6)	19.5
Total	$26,489	$26,071	$23,748	1.6%	9.8%

Salaries and employee benefits increased $497,000, to $13.9 million for the year ended December 31, 2014.  The increase is attributable to the rise in full time equivalent employees (“FTE”) to 210 from 204 in 2013.  The average expense per FTE remained at $66,000 for 2014 and 2013, as employee group insurance increased by $55,000 and performance based compensation (including stock based compensation) increased by $127,000 for the year.  As the Company continues to increase net income and meet budgetary goals, compensation based on performance has also increased.  Additionally, the Company added staff during 2014 to prepare for the acquisition and integration of FFKY which also contributed to the increase in expense and the number of FTE’s in 2014.  In 2013, salaries and employee benefits increased to $13.4 million from $12.1 million in 2012 with an increase in the number of full time equivalent employees (“FTE”) to 204 at the end of 2013 from 197 at December 31, 2012, which was attributed to the First Federal FDIC-assisted transaction in April 2013.  The average expense per FTE increased to $66,000 from $62,000 in 2013 and 2012, respectively, as employee group insurance increased by $183,000 and performance based compensation (including stock based compensation) increased by $45,000 for the year.  Also factoring into the increase in salaries and benefits during 2013 were retention bonuses paid to staff of First Federal to work through the conversion of data to the Company’s core processor and overtime and bonuses to staff in assisting with the conversion.

Occupancy expense increased by $282,000 to $2.5 million for the year ended December 31, 2014 compared to the prior year.  A majority of the increase was the result of branches acquired in the 2013 FDIC-assisted transaction of First Federal Bank of Lexington, Kentucky as expense was recognized for twelve months in 2014 compared to eight months in 2013.  Three branches were acquired as part of the transaction, two of which were purchased and one in which the lease was assumed.  Occupancy expense increased slightly by $50,000 to $2.2 million for the year ended December 31, 2013 compared to the same period in 2012.  Increases in office building depreciation of $114,000, repairs and maintenance of $112,000 and rent of $156,000 were offset by an increase in rental income of $305,000.  The increase was attributable to the new branches acquired and the rental income as a portion of the branch space was leased to third-parties.

Equipment expense remained flat at $1.3 million in 2014 compared to the year ended December 31, 2013 as decreases in repairs and maintenance were fully offset by increases in depreciation expense for computer hardware and software.  The Company has continued to focus on utilizing software to leverage resources and improve efficiency resulting in additional deprecation.  In 2013, equipment expense increased to $1.3 million compared to $1.1 million compared to 2012, which was attributable to increases in repairs and maintenance and depreciation expense for computer equipment.  During 2013, the Company incurred equipment expense associated with the acquisition of First Federal including the replacement of existing computer hardware and software and general repairs and maintenance.

For the year ended December 31, 2014, data processing expense decreased by $177,000 to $2.6 million, compared to $2.8 million for the same period in 2013.  The decrease is attributed to the conversion of First Federal to the Company’s core data processor and communication expenditures to connect the new branches to our network in 2013 that was not repeated in 2014.  Data processing expense increased in 2013 by $528,000 to $2.8 million, compared to $2.3 million for the same period in 2012.  The increase is attributed to increases in data processing services of $189,000, third party core data processor expense of $207,000, and communication lines of $107,000 associated with the First Federal conversion.

Legal and professional service fees increased by $458,000 to $2.5 million in 2014 compared to $2.0 million in 2013 primarily due to legal and consulting fees associated with the acquisition of FFKY including preparation and negotiation of the merger and share exchange agreement and preparation and review of applicable regulatory filings.  The Company recognized increases in legal fees of $409,000 and audit and accounting services of $91,000 compared to 2013.  In 2013, legal and professional service fees increased by $312,000 to $2.0 million compared to $1.7 million in 2012.  The increase was due to higher professional services expense of $187,000, legal fees of $103,000 and audit and accounting services of $58,000, offset by a decrease in legal fees for loans of $24,000.  During 2013, the Company incurred additional professional service fees, including accounting and auditing, associated with the acquisition of First Federal of Lexington, Kentucky including valuations of acquired loans and deposits and audit, legal, and investment banker fees.

Foreclosed and repossessed assets expense, net, decreased to $162,000 for the twelve months ended December 31, 2014 from $644,000 in 2013 due primarily to net gains on sales of $350,000 in 2014 compared to net losses on sales of $265,000 in 2013, offset by an increase in expense on other real estate owned of $244,000.  During 2014, the Company realized a gain of $527,000 on the disposition of one property; there were no properties disposed in 2013 with gains recognized greater than $50,000.  Additionally, the Company recognized income from foreclosed and repossessed assets of $138,000 in 2014 compared to $25,000 in 2013.  The company has one property that accounted for the majority of rental income recognized in 2014.  Foreclosed and repossessed assets expense, net, decreased to $644,000 for the twelve months ended December 31, 2013 from $1.1 million in 2013 due primarily to decreases in net losses on sales of $265,000 and decreased expense of other real estate owned of $260,000.  The decrease in net losses on sales of foreclosed and repossessed assets was due to a decrease in sales (both cash and financed) as well as smaller incurred net losses per property sold as compared to 2012.  During 2012, the Company recognized a combined loss of $359,000 on the disposition of two properties.

For the year ended December 31, 2014, other expenses decreased by $125,000 to $2.6 million from $2.7 million over the same period in 2013.  The decrease is primarily due to a reduction in telephone expense of $98,000 and losses on sales of fixed assets of $93,000.  During 2013, the Company sold, at a $99,000 loss, a property that had been held for possible branch expansion as compared to recognized losses of $6,000 in 2014.  For the year ended December 31, 2013, other expenses increased by $440,000 to $2.7 million from $2.3 million over the same period in 2012.  The increase is attributed to a loss on sale of fixed assets and increased core deposit intangible amortization.  As part of the First Federal of Lexington, Kentucky acquisition, the Company recorded a core deposit intangible asset of $668,000 which increased the amount of amortization recognized during the year.

Income Tax Expense

For the year ended December 31, 2014, the Company’s income tax increased to $2.0 from $1.6 million in 2013 while the effective tax rate also increased to 18.2% from 15.3% over the same period, respectively.  The increase in income tax expense and effective tax rate in 2014 was attributable to non-deductible expenses of $659,000 incurred during 2014 for the acquisition of FFKY.  Income tax expense for the year ended December 31, 2013 was $1.6 million compared to $1.7 million in 2012 while the effective tax rate decreased to 15.3% from 18.0% over the same period.  The decrease in income tax expense and effective tax rate was attributable to the formation of the Company’s captive insurance subsidiary, CBIN Insurance, Inc. during the fourth quarter of 2012.  CBIN Insurance, Inc. issued insurance policies to the Company’s subsidiaries effective beginning in 2013 for certain gaps in coverage and insurable risks that may not be cost effectively obtained through third parties.  From an income tax perspective, CBIN Insurance, Inc.’s revenue is exempt from income taxes up to $1.2 million while the expense at the subsidiaries is tax deductible.  As a result, the Company realized a tax benefits of $384,000 in 2014 and $375,000 during 2013.  Also impacting the Company’s effective tax rate in 2013 was an increase in tax-exempt income of $74,000.

Financial Condition

Loan Portfolio

The Company’s loan portfolio increased to $603.6 million as of December 31, 2014 from $560.9 million as of December 31, 2014.  All categories of loans increased from the previous year with exception of consumer loans, which declined by $122,000.  The largest increases occurred in the Company’s commercial real estate and commercial loan portfolios of $14.6 million and $16.3 million, respectively.  Also impacting the loan portfolio during 2014 were charge-offs of $3.4 million and loans transferred into other real estate owned of $1.6 million.  During 2014, the Company recorded originations, net of payments, of $44.7 million as the Company saw an increase in loan demand in addition to retaining more mortgage loans in the portfolio as opposed to selling into the secondary market.

Commercial loans, which consist of loans to business customers secured by business assets such as accounts receivable, inventory, and equipment, had the largest increase to $123.7 million as of December 31, 2014 from $107.5 million as of December 31, 2013.  The increase in the commercial portfolio was mostly due to the addition of new commercial lenders to the Company, particularly in the Lexington, Kentucky market, and continued organic growth in the other markets in which it operates.  Commercial loans have certain inherent risks which require loan officers to carefully monitor the borrower’s financial condition and receive periodic updates on the aging and balance of accounts receivable and inventory, if secured by these types of assets.  Should the Company be forced to pursue foreclosure, there can often be significant erosion in the value of the collateral securing these types of loans.  The value of equipment securing commercial borrowings generally tends to depreciate in value rapidly and/or may be industry specific with a limited market for resale.  Accounts receivable are most likely have significant past due issues if the borrower is having financial difficulty and also may be worth a fraction of the balance while inventory may be stale.

Construction loans increased by $2.9 million for the year ended December 31, 2014 to $42.8 million.  Demand for construction loans has increased compared to declines in 2009 through 2012, however, the Company remains selective in its growth in this area due to the amount of charge-offs incurred in the most recent economic downturn.  Construction loans consist of both individual and business borrowings for the development and construction of 1-4 family residences and subdivisions.  The repayment of commercial construction loans is dependent on the resale to third parties in a timely fashion.  Should there be a significant delay in selling the finished properties or a downturn in the market, the developer may not receive cash sufficient to service their borrowings.  In addition, if the Company forecloses on a partially or fully developed property, there can be significant erosion in value as the improvements may have deteriorated resulting in losses to the Company.  Management has continued to work with our construction borrowers who are having difficulty to minimize our loss exposure and prevent foreclosure including restructuring where appropriate.

Commercial real estate loans increased $14.6 million for the year ended December 31, 2014 to $213.0 million from $198.5 million at December 31, 2013.  During 2014 the Company continued to increase it commercial real estate loan portfolio through its expansion into Lexington, Kentucky in 2013 and the hiring of new commercial loan officers.  There continues to remain strong competition from other financial institutions in our market for new commercial real estate loans to qualified customers and, in some cases, we have declined to match offering rates that we believed were not commensurate with the associated risk.  Commercial real estate loans are secured by owner occupied properties and commercial properties rented to third parties.  Commercial real estate loans secured by owner occupied properties are dependent upon the profitability of the underlying business for repayment.  Typically, commercial real estate loans secured with owner occupied property have a lower risk of loss compared to other types of commercial real estate as evidenced by the Company’s loss history.  Commercial real estate secured by non owner occupied properties are considered to be higher risk as the repayment is dependent upon some form of rental income.  Generally, loans in this category are secured by multi-tenant properties leased to retail and commercial customers and hotels/motels.

Residential real estate loans increased from $209.6 million at December 31, 2013 to $218.7 million at December 31, 2014, an increase of $9.1 million.  Residential loans included borrowings secured by first and second liens on 1-4 family residential properties, including home equity lines of credit.  The Company retained a higher percentage of its originated residential real estate loans in 2014 as opposed to selling into the secondary market.  As a result, loans sold during 2014 declined to $4.8 million from $10.3 million in 2013 while outstanding residential real estate loans increased over the same period.

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

Table 6 provides a breakdown of the Company’s loans by type during the past five years.

Table 6 - Loans by Type

	As of December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial	$123,727	$107,461	$96,306	$100,884	$103,295
Construction	42,848	39,986	39,217	44,722	48,872
Commercial Real Estate	213,037	198,477	168,488	170,723	171,931
Residential Real Estate	218,687	209,613	155,374	175,886	177,411
Consumer	5,276	5,398	6,204	7,759	11,578
Total loans	$603,575	$560,935	$465,589	$499,974	$513,087

Table 7 illustrates the Company’s fixed rate maturities and repricing frequency for the loan portfolio.

Table 7 - Selected Loan Distribution

As of December 31, 2014 (Dollars in thousands)	Total	One Year or Less	Over One Through Five Years	Over Five Years
Fixed rate maturities:
Commercial	$77,127	$10,961	$35,036	$31,130
Construction	23,629	7,902	12,452	3,275
Commercial Real Estate	128,254	5,769	85,457	37,028
Residential Real Estate	130,426	7,276	57,603	65,547
Consumer	4,457	1,347	2,918	192
Total fixed rate maturities	$363,893	$33,255	$193,466	$137,172

Variable rate maturities:
Commercial	$46,600	$36,853	$4,250	$5,497
Construction	19,219	6,443	7,142	5,634
Commercial Real Estate	84,783	9,318	5,359	70,106
Residential Real Estate	88,261	9,778	12,784	65,699
Consumer	819	752	—	67
Total variable rate maturities	$239,682	$63,144	$29,535	$147,003

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

The Company maintains the allowance for loan losses at a level that is sufficient to absorb probable credit losses incurred in its loan portfolio.  The allowance is determined based on the application of loss estimates to graded loans by categories.  Management determines the level of the allowance for loan losses based on its evaluation of the collectability of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows.  The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses.  As of December 31, 2014, the Company’s allowance for loan losses totaled $6.5 million, a decrease of $1.5 million from December 31, 2013 which lowered the allowance for loan losses to total loans ratio to 1.07% from 1.43% for the same periods, respectively while net charge-offs decreased by $1.3 million to $2.8 million in 2014.  The Company had lower charge-offs in all loan categories with the exception of Commercial loans which increased to $910,000 for 2014 compared to $132,000 in 2013.  The decrease in total charge-offs was primarily due to a reduction in construction charge-offs as the Company recorded a $2.0 million charge-off for one credit relationship in 2013.   The reduction in the Company’s allowance is the result of improving credit quality conditions in its portfolio.  As of December 31, 2014, the Company’s impaired loans were $16.6 million as compared to $19.8 million.  The same improving credit trend was present in both total past due and non-accrual loans which declined to $12.1 million and $7.5 million as of December 31, 2014, respectively, from $16.4 million and $7.8 million at the end of 2013.   In addition, the Company has continued to experience declining net charge-offs which has reduced the allocation for loans collectively evaluated for impairment.  Commercial loans have been particularly impacted by the overall decline in net charge-offs in its portfolio as the allowance for loan losses allocated declined to $970,000 as of December 31, 2014 from $1.8 million as of December 31, 2013.  Of the total allowance allocated for Commercial loans, the majority was for loans collectively evaluated for impairment, or $905,000 which is based on average three year net charge-offs, adjusted for qualitative factors.  Management has allocated amounts for probable incurred losses in the Company’s loan portfolio based on the best estimate available as of December 31, 2014.

As previously noted, the Company completed its acquisition on January 1, 2015 of First Financial Service Corporation (“FFKY”).  At the time of acquisition, FFKY had a substantial amount of past due, non-accrual, and classified credits which will materially impact the Company’s credit quality ratios in 2015.  The Company is currently in the process of determining the fair value of the loan portfolio, including the amount of discount to apply to the purchased credit impaired loans.  Purchased credit impaired loans do not have an allowance for loan losses allocated to them unless there is a subsequent deterioration in expected cash flows subsequent to the acquisition.  As such, the amount of allowance for loan losses as a percentage of total loans will be significantly lower in 2015.

Provisions for loan losses are charged against earnings to maintain the allowance for loan losses at the appropriate level and is based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectability of the Company’s loan portfolio.  The provision for loan losses decreased to $1.3 million for the twelve months ended December 31, 2014 from $3.4 million for the same period in 2013, or $2.1 million and 62.6%.  During 2014, the volume of problem credits decreased as compared to 2013 which resulted in lower non-performing loans of $7.5 million at December 31, 2014 as compared to $7.8 million at December 31, 2013.  Over the same period, classified loans (includes loans classified as substandard and doubtful) decreased to $15.7 million as compared to $19.3 million at December 31, 2013 (see Footnote 4 to the Company’s Consolidated Financial Statements for further information on classified loans).  During 2014, the number of new identified classified credits continued to slow while the Company was able to resolve previously identified classified credits through foreclosure or improvement by the borrower.  Also contributing to the decrease in provision from 2013 to 2014 was provision of $2.0 million on one construction loan compared to $361,000 for the same credit in 2014.  During 2014, the Company determined there was additional exposure as the legal proceedings moved forward.  As of December 31, 2014, the loan has a carrying amount of $453,000 without a recorded allowance and is included in the Company’s non-accrual and classified loan totals as of the same date.  Excluding the aforementioned credit, the Company has continued to see improvement in credit quality as evidenced by improvements in both non-accrual and classified loans.  As previously noted, the Company’s acquisition of FFKY is expected to significantly increase past due, non-accrual, and classified loans but it is not anticipated the acquisition will materially impact provision for loan losses in the immediate future.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events.  Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may differ from actual results.

Table 8 provides the Company’s loan charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience

	Year Ended in December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of year	$8,009	$8,762	$10,234	$10,864	$15,236
Charge-offs:
Commercial	(910)	(132)	(1,008)	(2,827)	(843)
Construction	(956)	(2,197)	(938)	(1,065)	(4,063)
Commercial real estate	(647)	(1,213)	(3,043)	(547)	(1,885)
Residential real estate	(704)	(951)	(769)	(785)	(1,557)
Consumer	(211)	(231)	(204)	(337)	(340)
Total	(3,428)	(4,724)	(5,962)	(5,561)	(8,688)
Recoveries:
Commercial	231	121	107	109	212
Construction	67	106	53	2	22
Commercial real estate	108	165	54	232	102
Residential real estate	112	65	57	40	68
Consumer	91	104	118	158	79
Total	609	561	389	541	483
Net loan charge-offs	(2,819)	(4,163)	(5,573)	(5,020)	(8,205)
Provision for loan losses	1,275	3,410	4,101	4,390	3.833
Allowance for loan losses at end of year	$6,465	$8,009	$8,762	$10,234	$10,864

Ratios:
Allowance for loan losses to total loans	1.07%	1.43%	1.88%	2.05%	2.11%
Net loan charge-offs to average loans	0.48	0.79	1.14	0.99	1.57
Allowance for loan losses to non-performing loans	85.79	102.84	100.50	64.88	72.36

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

Table 9 - Management’s Allocation of the Allowance for Loan Losses

	As of December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
Commercial	$970	20.5%	$1,757	19.2%	$2,007	20.7%	$2,999	20.2%	$3,245	20.1%
Construction	1,992	7.1	2,210	7.1	1,399	8.4	1,112	8.9	1,893	9.5
Commercial Real Estate	1,268	35.3	1,565	35.4	2,836	36.2	3,207	34.1	2,499	33.5
Residential Real Estate	2,133	36.2	2,383	37.3	2,389	33.4	2,681	35.2	2,803	34.6
Consumer	102	0.9	94	1.0	131	1.3	235	1.6	424	2.3
Total	$6,465	100.0%	$8,009	100.0%	$8,762	100.0%	$10,234	100.0%	$10,864	100.0%

Asset Quality

Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  The Company defines impaired loans to be those loans that management has determined it is probable, based on current information and events, the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans individually classified as impaired decreased to $16.6 million at December 31, 2014 from $19.8 million at December 31, 2013.  Impaired loans at December 31, 2014 and 2013 included $11.9 million and $10.5 million, respectively, of troubled debt restructurings (“TDR’s”).  For further information on non-performing loans and their impact on the Company’s earnings, see discussion above under “Allowance and Provision for Loan Losses”.

Total non-performing loans decreased to $7.5 million at December 31, 2014 from $7.8 million at December 31, 2013 with total non-performing assets decreasing to $12.0 million from $13.8 million as of the same dates, respectively.  Non-performing assets also include foreclosed real estate and other repossessed assets that have been acquired through foreclosure or acceptance of a deed in lieu of foreclosure.  Foreclosed real estate and repossessed assets are carried at fair value less estimated selling costs, and are actively marketed for sale.

Table 10 provides the Company’s non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

	As of December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Loans on non-accrual status (1)	$7,535	$7,787	$8,718	$15,772	$15,013
Loans past due 90 days or more and still accruing	—	—	—	—	—
Total non-performing loans	7,535	7,787	8,718	15,772	15,013
Other foreclosed and repossessed assets	4,431	5,988	6,345	5,076	3,633
Total non-performing assets	$11,966	$13,775	$15,063	$20,848	$18,646

Percentage of non-performing loans to total loans	1.25%	1.39%	1.87%	3.15%	2.93%
Percentage of non-performing assets to total loans	1.98	2.46	3.24	4.17	3.63

(1)         Impaired loans on non-accrual status are included in loans. See Note 4 to the Consolidated Financial Statements for additional discussion on impaired loans.

Investment Securities

Table 11 sets forth the breakdown of the Company’s securities portfolio for the past five years.

Table 11 - Securities Portfolio

	As of December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Securities Available for Sale:
State and municipal	$85,451	$78,710	$84,437	$76,527	$56,498
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	107,317	107,274	154,980	121,027	146,083
U.S. Government and federal agency	9,161	9,101	10,355	—	—
Collateralized debt obligations, including trust preferred securities	—	—	1,176	937	1,359
Mutual Funds	248	242	257	255	248
Total securities available for sale	$202,177	$195,327	$251,205	$198,746	$204,188

Table 12 sets forth the breakdown of the Company’s investment securities available for sale by type and maturity as of December 31, 2014.  For analytical purposes, the weighted average yield on state and municipal securities is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt securities.  A tax rate of 34% was used in adjusting interest on tax-exempt securities to a fully taxable equivalent (“FTE”) basis.

Table 12 - Investment Securities Available for Sale

	As of December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
State and municipal
Within one year	$55	$55	0.75%
Over one through five years	2,788	2,984	3.95
Over five through ten years	39,297	41,142	3.41
Over ten years	38,483	41,270	3.96
Total state and municipal	80,623	85,451	3.69

Total mutual funds	250	248	2.12

Residential mortgage-backed agencies issued by U.S. Government sponsored entities
Over one through five years	3,430	3,538	2.42
Over five through ten years	18,829	18,861	2.18
Over ten years	86,118	84,918	1.92
Total mortgage-backed securities	108,377	107,317	1.98
U.S. Government sponsored entities and agencies
Over one through five years	3,500	3,434	1.20
Over five through ten years	5,972	5,727	1.54
Total US government agency securities	9,472	9,161	1.41
Total available for sale securities	$198,722	$202,177	2.64%

Securities available for sale increased to $202.2 million at December 31, 2014 from $195.3 million at December 31, 2013.  The increase in available for sale securities was due primarily to purchases of $50.0 million, offset by sales of $43.7 million and maturities, prepayments and calls of $15.9 million during 2014.  The current strategy for the securities portfolio is to maintain an intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates.  The investment portfolio primarily consists of mortgage-backed securities, securities issued by the United States government and its agencies, securities issued by states and municipalities, and trust preferred securities.  Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.

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

Total deposits increased by $7.3 million to $650.9 million at December 31, 2014 due mainly to an increase in non-interest bearing deposits of $12.9 million.  Total interest bearing deposits decreased by $5.6 million with decreases in total certificates of deposits of $16.8 million, offset by increases in demand accounts of $2.6 million, money markets of $4.7 million, and savings of $4.0 million.  In 2014, management continued its focus on repricing maturing certificates of deposits and lowering the current offering rates for other interest bearing deposit accounts given the current rate environment.  The Company was able to reprice deposits rates at or below rates offered in its markets and was able to lower the average rate for all interest-bearing deposit accounts to 0.22% in 2014 from 0.25% in 2013.  As a result of the reduction in rates, the Company saw a decrease in its certificate of deposit accounts.  The Company’s non-interest bearing deposits increased in 2014 due to an emphasis on growing these types of accounts through allocating a significant portion of incentive based compensation for business service and retail employees on growth of non-interest deposits.

Table 13 provides a profile of the Company’s deposits during the past five years.

Table 13 — Deposits

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Demand (NOW)	$124,625	$122,051	$110,986	$92,683	$85,520
Money market accounts	145,731	141,073	137,385	134,818	149,777
Savings	49,088	45,117	39,397	36,010	35,127
Individual retirement accounts-certificates of deposit	17,830	19,369	18,482	19,736	22,871
Certificates of deposit, $100,000 and over	56,406	61,690	71,766	78,512	93,181
Other certificates of deposit	57,122	67,118	77,240	91,722	117,331

Total interest bearing deposits	450,802	456,418	455,256	453,481	503,807
Total non-interest bearing deposits	200,142	187,207	169,411	127,877	115,014

Total	$650,944	$643,625	$624,667	$581,358	$618,821

Table 14 provides the average amount and rate of the Company’s deposits, by type, during the past three years ended December 31.

Table 14 — Average Deposits

	December 31,
	2014		2013		2012
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand (NOW)	$133,367	0.19%	$121,252	0.21%	$92,644	0.29%
Money market accounts	150,173	0.23	147,505	0.21	134,143	0.32
Savings	47,731	0.02	44,964	0.02	38,390	0.05
Individual retirement accounts-certificates of deposit	18,841	0.34	20,331	0.44	19,691	0.82
Certificates of deposit, $100,000 and over	58,042	0.25	61,685	0.36	81,446	0.71
Other certificates of deposit	61,929	0.32	77,836	0.38	88,764	0.75

Total interest bearing deposits	470,083	0.22%	473,573	0.25%	455,078	0.47%
Total non-interest bearing deposits	188,875	—	172,652	—	141,320	—

Total	$658,958		$646,225		$596,398

Table 15 presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31, 2014.

Table 15 — Maturities of Certificates of Deposits, $100,000 and Over

(Dollars in thousands)	3 Months or Less	Over 3 Through 6 Months	Over 6 Through 12 Months	Over 12 Months	Total
December 31, 2014	$17,231	$15,358	$18,796	$5,021	$56,406

Short-Term Borrowings

The Company’s short-term borrowings consist of repurchase agreements and federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions.  While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase.  Short-term borrowings increased slightly to $45.9 million at December 31, 2014 from $45.7 million at December 31, 2013 due to an increase in federal fund purchased of $5.5 million offset by a decrease in repurchase agreements of $5.3 million.

Other Borrowings

Other borrowings totaled $67.0 million as of December 31, 2014 and 2013 and consist of FHLB advances, Subordinated Debentures, and a holding company term loan. During 2014, the Company borrowed $10.0 million at the holding company and contributed the proceeds to its subsidiary, Your Community Bank, to enhance capital for the FFKY acquisition and merger. The increase in the term loan was offset by a decrease in FHLB advances of $10.0 million.  Management evaluates its use of wholesale funding in relation to its other funding options (deposits, federal funds purchased, sales of securities, etc.) based on the cost and the Company’s immediate and long-term liquidity needs (see the “Liquidity” section for further information on FHLB advance availability).

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  The Bank’s primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.  Liquidity management is both a daily and long term function of business management.  If the Banks require funds beyond those generated internally, then as of December 31, 2014 the Banks had $61.4 million in additional capacity under its borrowing agreements with the FHLB based on the Banks’ current FHLB stock holdings and approximately $32.0 million in federal funds purchased with other financial institutions.  The holding company’s primary source of liquidity is dividends from its subsidiaries, YCB and SCSB which are limited by banking regulations.  Currently, YCB can declare and pay dividends of $2.5 million while SCSB cannot declare dividends without prior regulatory approval.  The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Capital

Total capital of the Company increased to $99.5 million at December 31, 2014 from $88.3 million as of December 31, 2013, an increase of $11.2 million or 12.7%.  The increase in capital was primarily due to net income available to common shareholders of $8.6 million offset by dividends on common shares of $1.6 million and the growth in accumulated other comprehensive income (loss) by $3.5 million to $1.8 million as of December 31, 2014.  We are prohibited from paying dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock.  To date we have met all our required dividend payments on the senior preferred stock and thus are not prohibited from paying dividends on our common stock.

The Company has been repurchasing shares of its common stock since May 21, 1999.  A net total of 416,111 shares at an aggregate cost of $7.2 million have been repurchased since that time under both the current and prior repurchase plans.  The Company’s Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock could be purchased.  Through December 31, 2014, a total of $1.6 million had been expended to purchase 85,098 shares under this plan.  The Company’s ability to repurchase shares is restricted should we not pay dividends on preferred shares issued under the SBLF program.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions.  The Company and the Banks continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital ratios (see Note 13 to the Consolidated Financial Statements).

As described in the notes to the consolidated financial statements (Footnote 2 — Acquisition Activities), the Company acquired First Financial Service Corporation (“FFKY”) on January 1, 2015.  The Company issued 792,392 of its common shares to FFKY shareholders as part of the acquisition while also issuing 1,120,950 of its common shares to private investors to further enhance its capital position.  The issuance of its common shares and related acquisition will have a material impact the amount of regulatory capital and capital ratios of the Company and YCB.  Management expects to exceed regulatory capital requirements on a consolidated basis and its subsidiary banks immediately after the merger and associated purchase accounting adjustments.

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2014:

(In thousands)
Commitments to make loans	$19,405
Unused lines of credit	148,316
Standby letters of credit	1,941
Total	$169,662

Aggregate Contractual Obligations

As of December 31, 2014: (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$131,358	$109,219	$19,805	$2,201	$133
Short-term borrowings	45,850	45,850	—	—	—
Other borrowings	67,000	21,500	24,000	4,000	17,500
Defined benefit plan	975	351	93	172	359
Lease commitments	2,012	684	1,057	217	54
Total	$247,195	$177,604	$44,955	$6,590	$18,046

Time deposits represent certificates of deposit held by the Company.

Short-term borrowings consist of repurchase agreements of $40.4 million, federal funds purchased of $5.5 million, and note payable of $34,000.  The note payable represents amounts due for the participation in construction of a low income housing development project and is payable on demand.

Other borrowings consist of FHLB advances of $40.0 million, subordinated debentures of $17.0 million, and a term loan of $10.0 million.  FHLB advances represent the amounts that are due the FHLB and consist of fixed rate advances.  Subordinated debentures represent the scheduled maturities of subordinated debentures issued to trusts formed by the Company in connection with the issuance of trust preferred securities. The term loan represents the scheduled maturities of holding company debt.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (“Up 200 Scenario”), it is estimated that as of December 31, 2014 the Company’s net interest income would decrease by an estimated $349,000, or 1.1%, over the one year forecast horizon.  As of December 31, 2013, in the Up 200 Scenario the Company estimated that net interest income would decrease $226,000 over a one year forecast horizon ending December 31, 2014.

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

The following tables, which are representative only and are not precise measurements of the effect of changing interest rates on the Company’s net interest income in the future, illustrate the Company’s estimated one year net interest income sensitivity profile based on the above referenced asset/liability model as of December 31, 2014 and 2013, respectively:

Interest Rate Sensitivity For 2014

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points
Projected interest income:
Loans	$28,824	$29,858
Investments	5,249	5,319
FHLB and FRB stock	161	161
Interest-bearing deposits in other financial institutions	7	31
Total interest income	34,241	35,369

Projected interest expense:
Deposits	891	1,660
Short-term borrowings	96	596
Other borrowings	1,330	1,538
Total interest expense	2,317	3,794
Net interest income	$31,924	$31,575

Change from base		$(349)
% Change from base		(1.1)%

Interest Rate Sensitivity For 2013

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points
Projected interest income:
Loans	$26,757	$27,848
Investments	5,245	5,312
FHLB and FRB stock	181	181
Interest-bearing deposits in other financial institutions	5	25
Federal funds sold	15	54
Total interest income	32,203	33,420

Projected interest expense:
Deposits	974	1,745
Short-term borrowings	185	714
Other borrowings	728	871
Total interest expense	1,887	3,330
Net interest income	$30,316	$30,090

Change from base		$(226)
% Change from base		(0.7)%

Item 8.  Financial Statements and Supplementary Data

The following are included in this section:

Management’s Report on Internal Control Over Financial Reporting

The management of Community Bank Shares of Indiana, Inc. (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The system of internal control over financial reporting as it relates to the consolidated financial statements is evaluated for effectiveness by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed Community Bank Shares of Indiana, Inc.’s system of internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2014, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework.”

Crowe Horwath LLP, independent registered public accounting firm, has issued an audit report dated March 16, 2015 on the Company’s internal control over financial reporting.

/s/ James D. Rickard	/s/ Paul A. Chrisco
James D. Rickard	Paul A. Chrisco
President and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer

March 16, 2015

Crowe Horwath LLP

Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Community Bank Shares of Indiana, Inc.

We have audited the accompanying consolidated balance sheets of Community Bank Shares of Indiana, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Community Bank Shares of Indiana, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bank Shares of Indiana, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Community Bank Shares of Indiana, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Louisville, Kentucky

March 16, 2015

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands except per share data)

	2014	2013
ASSETS
Cash and due from financial institutions	$12,872	$15,393
Interest-bearing deposits in other financial institutions	6,808	10,896
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends	11,341	—
Securities available for sale	202,177	195,327
Loans held for sale	—	68
Loans, net of allowance for loan losses of $6,465 and $8,009	597,110	552,926
Federal Home Loan Bank and Federal Reserve Bank stock	4,964	5,955
Accrued interest receivable	3,152	3,149
Premises and equipment, net	18,124	18,557
Company owned life insurance	22,058	21,386
Other intangible assets	682	1,004
Foreclosed and repossessed assets	4,431	5,988
Settlement receivable for security sales	—	11,136
Other assets	5,027	4,950
	$888,746	$846,735
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$200,142	$187,207
Interest-bearing	450,802	456,418
Total deposits	650,944	643,625
Short-term borrowings	45,818	45,688
Subscription agreement proceeds in escrow	20,774	—
Other borrowings	67,000	67,000
Accrued interest payable	158	106
Other liabilities	4,504	1,977
Total liabilities	789,198	758,396

Commitments and contingent liabilities (Note 14)	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2014 and 2013; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 3,863,937 shares issued; 3,447,826 and 3,394,657 outstanding in 2014 and 2013, respectively	386	386
Additional paid-in capital	44,421	44,597
Retained earnings	32,110	25,184
Accumulated other comprehensive income (loss)	1,809	(1,733)
Treasury stock, at cost (2014- 416,111 shares, 2013- 469,280 shares)	(7,178)	(8,095)
Total shareholders’ equity	99,548	88,339
	$888,746	$846,735

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31

(Dollar amounts in thousands except per share data)

	2014	2013	2012
Interest and dividend income
Loans, including fees	$28,950	$27,377	$26,688
Taxable securities	2,062	2,479	2,965
Tax-exempt securities	2,961	3,034	2,900
Federal Home Loan Bank and Federal Reserve Bank dividends	242	287	202
Interest-bearing deposits in other financial institutions	59	76	71
	34,274	33,253	32,826
Interest expense
Deposits	1,020	1,191	2,131
Short-term borrowings	99	113	606
Other borrowings	822	923	1,293
	1,941	2,227	4,030

Net interest income	32,333	31,026	28,796
Provision for loan losses	1,275	3,410	4,101
Net interest income after provision for loan losses	31,058	27,616	24,695

Non-interest income
Service charges on deposit accounts	3,355	3,394	3,408
Commission income	194	173	166
Net gain on sales of available for sale securities	468	742	2,182
Mortgage banking income	126	217	421
Earnings on company owned life insurance	672	678	697
Interchange income	1,168	1,092	1,038
Bargain purchase gain	—	1,879	—
Other income	462	509	511
	6,445	8,684	8,423
Non-interest expense
Salaries and employee benefits	13,878	13,381	12,181
Occupancy	2,516	2,234	2,184
Equipment	1,298	1,277	1,060
Data processing	2,617	2,794	2,266
Marketing and advertising	369	349	299
Legal and professional service fees	2,485	2,027	1,715
FDIC insurance premiums	594	670	653
Foreclosed and repossessed assets, net	162	644	1,135
Other expense	2,570	2,695	2,255
	26,489	26,071	23,748

(Continued)

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31

(Dollar amounts in thousands except per share data)

	2014	2013	2012

Income before income taxes	$11,014	$10,229	$9,370

Income tax expense	2,001	1,562	1,685

Net income	9,013	8,667	7,685

Preferred stock dividends and discount accretion	(439)	(802)	(764)

Net income available to common shareholders	$8,574	$7,865	$6,921

Earnings per common share:
Basic	$2.49	$2.32	$2.06
Diluted	$2.46	$2.32	$2.06

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31

(Dollar amounts in thousands except per share data)

	2014	2013	2012

Net Income	$9,013	$8,667	$7,685
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	5,975	(7,396)	3,445
Reclassification adjustment for gains included in net income	(468)	(742)	(2,182)
Net unrealized gains (losses)	5,507	(8,138)	1,263
Tax effect	(1,863)	2,767	(429)
Net of tax	3,644	(5,371)	834

Defined benefit pension plans:
Net gains (losses) arising during the period	(155)	250	(40)
Tax effect	53	(85)	13
Net of tax	(102)	165	(27)

Total other comprehensive income (loss)	3,542	(5,206)	807

Comprehensive income	$12,555	$3,461	$8,492

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31

(Dollar amounts in thousands except per share data)

			Additional		Accumulated Other		Total
	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2012	$28,000	$386	$44,488	$13,201	$2,666	$(9,256)	$79,485

Net income	—	—	—	7,685	—	—	7,685
Other comprehensive income					807		807
Cash dividends declared on common stock ($0.40 per share)	—	—	—	(1,344)	—	—	(1,344)
Dividends on preferred stock	—	—	—	(764)	—	—	(764)
Issuance of treasury stock under dividend reinvestment plan	—	—	(40)	—	—	251	211
Issuance of stock award shares	—	—	(504)	—	—	504	—
Stock award expense	—	—	362	—	—	—	362
Balance at December 31, 2012	$28,000	$386	$44,306	$18,778	$3,473	$(8,501)	$86,442

Net income	—	—	—	8,667	—	—	8,667
Other comprehensive income					(5,206)		(5,206)
Cash dividends declared on common stock ($0.43 per share)	—	—	—	(1,459)	—	—	(1,459)
Dividends on preferred stock	—	—	—	(802)	—	—	(802)
Issuance of treasury stock under dividend reinvestment plan	—	—	8	—	—	210	218
Issuance of stock award shares	—	—	(196)	—	—	196	—
Stock award expense	—	—	479	—	—	—	479
Balance at December 31, 2013	$28,000	$386	$44,597	$25,184	$(1,733)	$(8,095)	$88,339

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31

(Dollar amounts in thousands except per share data)

			Additional		Accumulated Other		Total
	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2014	$28,000	$386	$44,597	$25,184	$(1,733)	$(8,095)	$88,339

Net income	—	—	—	9,013		—	9,013
Other comprehensive loss					3,542		3,542
Cash dividends declared on common stock ($0.48 per share)	—	—	—	(1,648)	—	—	(1,648)
Dividends on preferred stock	—	—	—	(439)	—	—	(439)
Issuance of treasury stock under dividend reinvestment plan	—	—	68	—	—	152	220
Issuance of stock award shares	—	—	(951)	—	—	684	(267)
Stock options exercised	—	—	(13)			81	68
Stock award expense	—	—	603	—	—	—	603
Tax benefit from vesting of stock award shares	—	—	117	—	—	—	117
Balance at December 31, 2014	$28,000	$386	$44,421	$32,110	$1,809	$(7,178)	$99,548

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

(Dollar amounts in thousands except per share data)

	2014	2013	2012
Cash flows from operating activities
Net income	$9,013	$8,667	$7,685
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,275	3,410	4,101
Depreciation and amortization	1,047	1,256	1,538
Net amortization of securities	491	766	1,449
Net gain on sales of available for sale securities	(468)	(742)	(2,182)
Mortgage loans originated for sale	(4,607)	(8,967)	(20,464)
Proceeds from mortgage loan sales	4,794	10,341	20,808
Net gain on sales of mortgage loans	(119)	(217)	(415)
Earnings on company owned life insurance	(672)	(678)	(697)
Deferred income tax expense	697	761	926
Bargain purchase gain	—	(1,879)	—
Share based compensation expense	603	479	362
Net (gain) loss on sale of foreclosed assets	(350)	265	485
Net (gain) loss on disposition of premises and equipment	6	99	(37)
Net change in
Accrued interest receivable	(3)	57	182
Accrued interest payable	52	(102)	(152)
Other assets	(2,372)	2,705	1,082
Other liabilities	2,334	(1,624)	(938)
Net cash from operating activities	11,721	14,597	13,733

Cash flows from investing activities
Net cash received in FDIC assisted transaction	—	19,714	—
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends	(11,341)	—	—
Net change in interest-bearing deposits	4,088	25,498	(2,008)
Available for sale securities:
Sales	43,746	51,029	88,351
Purchases	(49,972)	(37,329)	(177,871)
Maturities, prepayments and calls	15,901	24,154	35,418
Loan originations and payments, net	(44,718)	(38,566)	19,256
Purchase of premises and equipment, net	(1,306)	(6,829)	(1,649)
Proceeds from the sale of premises and equipment	—	690	43
Proceeds from the sale of foreclosed assets	2,263	3,721	7,827
Purchase of FHLB and Federal Reserve Bank stock	(9)	—	(58)
Redemption of FHLB and Federal Reserve Bank stock	1,000	4,067	12
Additions to foreclosed and repossessed assets	(89)	—	—
Net cash from investing activities	(40,437)	46,149	(30,679)

(Continued)

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

(In thousands)

	2014	2013	2012
Cash flows from financing activities
Net change in deposits	$7,319	$(68,067)	$43,309
Net change in short-term borrowings	130	222	(5,379)
Proceeds from issuance of other borrowings	225,000	63,000	10,000
Repayment of other borrowings	(225,000)	(57,444)	(25,000)
Taxes paid on stock award shares for employees	(267)	—	—
Proceeds from exercise of stock options	68	—	—
Proceeds from subscription agreement	20,774	—	—
Cash dividends paid on preferred shares	(401)	(861)	(978)
Cash dividends paid on common shares	(1,428)	(1,242)	(1,133)
Net cash from financing activities	26,195	(64,392)	20,819

Net change in cash and due from banks	(2,521)	(3,646)	3,873
Cash and due from banks at beginning of year	15,393	19,039	15,166
Cash and due from banks at end of year	$12,872	$15,393	$19,039

Supplemental cash flow information:
Interest paid	$1,889	$2,298	$4,182
Income taxes paid, net of refunds	1,154	1,420	1,600

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	1,585	8,081	12,129
Sale and financing of foreclosed assets	1,318	4,806	2,555
Issuance of treasury shares under dividend reinvestment plan	152	218	211
Security transactions in suspense, net receivable (payable)	—	11,136	—
Issuance of treasury shares for net settlement of options	29	—	—
Declared, unpaid dividends on preferred stock	110	72	131

See accompanying notes.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restrictions on Cash:  Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends was required by the holder of the preferred stock for redemption on January 1, 2015.

Securities:  Securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

December 31, 2014, 2013 and 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.

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

Commercial, commercial real estate, and other real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Smaller balance homogeneous loans, such as consumer, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure.

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

December 31, 2014, 2013 and 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

December 31, 2014, 2013 and 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

December 31, 2014, 2013 and 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

December 31, 2014, 2013 and 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 — ACQUISITION ACTIVITIES

On April 21, 2014, the Company entered into a merger and share exchange agreement to acquire First Financial Service Corporation (“FFKY”) and its subsidiary bank, First Federal Savings Bank of Elizabethtown, Kentucky.  The Company agreed to issue 0.153 shares of its common stock for the outstanding common shares of FFKY, with fractional shares and outstanding options settled in cash. On December 16, 2014, the shareholders for both the Company and FFKY approved the transaction, which closed on January 1, 2015.  In conjunction with the merger and share exchange agreement, the Company entered into subscription agreements with private investors for the purchase of common shares of the Company, and deposited some of these funds to redeem a portion of the preferred shares and accrued dividends of FFKY held by one of these private investors.  The effect of these deposited funds on the financial statements of the Company is described more fully below.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 2 — ACQUISITION ACTIVITIES (continued)

Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends

On January 1, 2015, the Company redeemed the 20,000 outstanding preferred shares and associated deferred unpaid dividends assumed in the acquisition of FFKY.  The shares had a liquidation preference of $1,000 per share, or $20.0 million total, and deferred unpaid dividends of $5.7 million as of January 1, 2015.  FFKY had an agreement with the holder of 14,791 of the 20,000 outstanding shares to redeem at $480 per share.  On December 31, 2014, the Company deposited $11.3 million ($7.1 million to redeem the shares and $4.2 million for deferred unpaid dividends) into an escrow account.  The funds were subsequently released from escrow on January 1, 2015 commensurate with the closing of the acquisition.  The total of $11.3 million held in escrow was classified on the Company’s balance sheet as “deposit for partial redemption of acquiree’s preferred stock and unpaid dividends” as of December 31, 2014.

The remaining 5,209 shares had a redemption value of $1,000 per share, or $5.2 million total, and deferred unpaid dividends of $1.5 million.  Of the 5,209 shares, 1,900 shares, along with unpaid dividends, were redeemed on January 1, 2015, while the holder of 3,309 shares converted their preferred shares and unpaid dividends into common shares of the Company as part of the shares issued to private investors described below.

The table summarizes the cash flows and redemption of FFKY’s preferred stock and dividends, by shareholder:

	Redemption of FFKY Preferred Shares and Unpaid Dividends
	(in thousands except share and per share amounts)
	Shareholder 1	Shareholder 2	Shareholder 3	Total
Number of preferred shares held	14,791	1,900	3,309	20,000
Redemption amount per share	$480	$1,000	$1,000	N/A

Preferred shares redemption amount	$7,100	$1,900	$3,309	$12,309
Unpaid dividends	4,241	545	948	5,734
Total redemption amount	$11,341	$2,445	$4,257	$18,043

Amount deposited on December 31, 2014 and classified as deposit for partial redemption of acquiree’s preferred stock and unpaid dividends on consolidated balance sheet	$11,341	$—	$—	$11,341

Amount paid on January 1, 2015	$—	$2,445	$—	$2,445

Amount converted to common shares on January 1, 2015	$—	$—	$4,257	$4,257

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 2 — ACQUISITION ACTIVITIES (continued)

Subscription agreement proceeds in escrow

Commensurate with entering into the merger and share exchange agreement with FFKY, the Company entered into subscription agreements with private investors to issue 1,120,950 shares of the Company’s common stock at $22.33 per share for $25.0 million before issuance costs. The Company issued the additional shares to enhance its capital position in connection with the acquisition. Of the $25.0 million, the Company received proceeds of $20.8 million in 2014, which were held in escrow until the acquisition was completed on January 1, 2015. The proceeds received were classified as “subscription agreement proceeds in escrow” on the Company’s consolidated balance sheet as of December 31, 2014. As described above, the holder of 3,309 FFKY preferred shares converted their shares and unpaid dividends into the Company’s common stock at a value of $4.3 million. Subsequent to year end, the proceeds from the subscription agreements were netted with issuance costs of $1.3 million and reclassified to shareholders’ equity. The table below details the proceeds received from the private investors.

(In thousands)
Proceeds received as of December 31, 2014, classified as “subscription agreement proceeds in escrow” on consolidated balance sheet	$20,774
Preferred shares and unpaid dividends converted to common shares	4,257
Total of subscription agreements	25,031
Issuance costs paid in 2015	(1,263)
Proceeds from subscription agreements, net of issuance costs	$23,768

Share Exchange

Subsequent to year end, the Company completed its acquisition of FFKY by issuing 792,392 of its common shares with a fair value of $21.6 million at January 1, 2015 plus cash of $423,000 for outstanding options and $7,000 for fractional shares for total consideration paid of $22.0 million.  In total, including the common shares issued in conjunction with the subscription agreements above, the Company issued 1,913,342 of its common shares subsequent to year end.  The Company acquired FFKY to strengthen and expand its market presence in Louisville, Kentucky and surrounding counties.  The Company is in process of obtaining valuations of the assets acquired and liabilities assumed in the transaction.  As a result, the Company is unable to provide the amounts recognized for assets acquired, liabilities assumed, and goodwill recognized and information about acquired loans and pro forma results as of the date of these financial statements.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 3 — SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2014 and 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
State and municipal	$80,623	$5,002	$(174)	$85,451
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	108,377	690	(1,750)	107,317
U.S. Government sponsored entities and agencies	9,472	8	(319)	9,161
Mutual funds	250	—	(2)	248
Total	$198,722	$5,700	$(2,245)	$202,177

2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
State and municipal	$77,103	$2,744	$(1,137)	$78,710
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	110,324	382	(3,432)	107,274
U.S. Government sponsored entities and agencies	9,702	5	(606)	9,101
Mutual funds	250	—	(8)	242
Total	$197,379	$3,131	$(5,183)	$195,327

Sales of available for sale securities were as follows:

	2014	2013	2012
	(In thousands)
Proceeds	$43,746	$62,165	$88,351
Gross gains	511	1,241	2,182
Gross losses	(43)	(499)	—

The tax provision applicable to these net realized gains amounted to $159,000, $252,000 and $742,000, respectively.

The amortized cost and fair value of the contractual maturities of available for sale securities at year-end 2014 were as follows.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed agency securities and mutual funds which do not have a single maturity date are shown separately.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 3 — SECURITIES (Continued)

2014	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$55	$55
Due from one to five years	6,288	6,418
Due from five to ten years	45,269	46,869
Due after ten years	38,483	41,270
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	108,377	107,317
Mutual Funds	250	248
Total	$198,722	$202,177

Securities pledged at year-end 2014 and 2013 had a carrying amount of $54.8 million and $62.0 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year end 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	(In thousands)
2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$1,715	$(8)	$6,786	$(166)	$8,501	$(174)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	3,443	(20)	55,224	(1,730)	58,667	(1,750)
U.S. Government sponsored entities and agencies	—	—	8,699	(319)	8,699	(319)
Mutual Funds	—	—	248	(2)	248	(2)
Total temporarily impaired	$5,158	$(28)	$70,957	$(2,217)	$76,115	$(2,245)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 3 — SECURITIES (Continued)

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

As of December 31, 2014, the Company’s security portfolio consisted of 256 securities, 48 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s residential mortgage-backed securities issued by U.S. Government sponsored entities, while smaller unrealized losses were present in the Company’s state and municipal securities and U.S. Government sponsored entities and agencies, as discussed below:

State and Municipal

As of December 31, 2014, the Company had approximately $8.5 million of state and municipal securities with an unrealized loss of $174,000.  Of the 211 state and municipal securities in the Company’s portfolio, 209 had an investment grade rating as of December 31, 2014 while two were not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that it will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired as of December 31, 2014.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 3 — SECURITIES (Continued)

Residential mortgage-backed agencies issued by U.S. Government sponsored entities

At December 31, 2014, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

U.S. Government sponsored entities and agencies

At December 31, 2014, the unrealized losses in the U.S. Government sponsored entities and agencies securities portfolio were attributable to changes in interest rates and liquidity, and not credit quality.  Because the Company does not have the intent to sell these securities and it is not likely it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

NOTE 4 — LOANS

Loans at year-end were as follows:

	2014	2013
	(In thousands)
Commercial	$123,727	$107,461
Construction	42,848	39,986
Commercial Real Estate:
Owner occupied nonfarm/residential	112,405	112,072
Other nonfarm/residential	100,632	86,405
Residential Real Estate:
Secured by first liens	183,837	172,833
Home equity	34,850	36,780
Consumer	5,276	5,398
Subtotal	603,575	560,935
Less: Allowance for loan losses	(6,465)	(8,009)
Loans, net	$597,110	$552,926

During 2014 and 2013, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Commercial	$113	$252
Construction	35	36
Commercial Real Estate	3,124	4,032
Residential Real Estate	4,890	5,890
Carrying amount	$8,162	$10,210

There was no associated allowance for loan losses as of December 31, 2014 or 2013 for purchased credit impaired loans.

Accretable yield, or income expected to be collected, is as follows:

	2014	2013
	(In thousands)
Balance at January 1	$545	$—
New loans purchased	—	1,103
Accretion of income	(949)	(558)
Reclassifications from nonaccretable difference	736	—
Disposals	(26)	—
Balance at December 31	$306	$545

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014, 2013, and 2012 (in thousands):

2014:	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009
Provision for loan losses	(108)	671	242	342	128	1,275
Loans charged-off	(910)	(956)	(647)	(704)	(211)	(3,428)
Recoveries	231	67	108	112	91	609
Ending balance	$970	$1,992	$1,268	$2,133	$102	$6,465

2013:	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762
Provision for loan losses	(239)	2,902	(223)	880	90	3,410
Loans charged-off	(132)	(2,197)	(1,213)	(951)	(231)	(4,724)
Recoveries	121	106	165	65	104	561
Ending balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009

2012:	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,999	$1,112	$3,207	$2,681	$235	$10,234
Provision for loan losses	(91)	1,172	2,618	420	(18)	4,101
Loans charged-off	(1,008)	(938)	(3,043)	(769)	(204)	(5,962)
Recoveries	107	53	54	57	118	389
Ending balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans of December 31, 2014 and 2013, by portfolio segment and based on impairment method as of December 31, 2014 and 2013 (in thousands):

2014:	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$65	$790	$72	$736	$9	$1,672
Collectively evaluated for impairment	905	1,202	1,196	1,397	93	4,793
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$970	$1,992	$1,268	$2,133	$102	$6,465

Loans:
Loans individually evaluated for impairment	$4,251	$6,105	$1,822	$4,459	$10	$16,647
Loans collectively evaluated for impairment	119,363	36,708	208,091	209,338	5,266	578,766
Loans acquired with deteriorated credit quality	113	35	3,124	4,890	—	8,162
Total ending loans balance	$123,727	$42,848	$213,037	$218,687	$5,276	$603,575

2013:	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$256	$1,064	$77	$936	$12	$2,345
Collectively evaluated for impairment	1,501	1,146	1,488	1,447	82	5,664
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009

Loans:
Loans individually evaluated for impairment	$4,485	$7,092	$2,072	$6,047	$62	$19,758
Loans collectively evaluated for impairment	102,724	32,858	192,373	197,676	5,336	530,967
Loans acquired with deteriorated credit quality	252	36	4,032	5,890	—	10,210
Total ending loans balance	$107,461	$39,986	$198,477	$209,613	$5,398	$560,935

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the years ended December 31, 2014 and 2013:

2014:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$4,409	$4,138	$—	$2,417	$23
Construction	5,458	2,357	—	2,430	43
Commercial real estate:
Owner occupied nonfarm/nonresidential	742	742	—	816	45
Other nonfarm/nonresidential	900	900	—	1,469	24
Residential real estate:
Secured by first liens	1,877	1,800	—	2,242	21
Home equity	62	14	—	304	3
Consumer	1	1	—	7	—
Total	$13,449	$9,952	$—	$9,685	$159

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$113	$113	$65	$2,457	$1
Construction	3,748	3,748	790	4,439	151
Commercial real estate:
Owner occupied nonfarm/nonresidential	180	180	72	183	9
Other nonfarm/nonresidential	—	—	—	—	—
Residential real estate:
Secured by first liens	1,983	1,905	519	2,014	72
Home equity	740	740	217	880	39
Consumer	9	9	9	19	—
Total	$6,773	$6,695	$1,672	$9,992	$272

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

2013:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$1,538	$1,538	$—	$747	$11
Construction	4,645	2,279	—	4,238	33
Commercial real estate:
Owner occupied nonfarm/nonresidential	704	704	—	575	23
Other nonfarm/nonresidential	1,180	1,180	—	1,898	11
Residential real estate:
Secured by first liens	2,536	2,461	—	2,140	40
Home equity	759	759	—	719	29
Consumer	23	23	—	22	1
Total	$11,385	$8,944	$—	$10,339	$148

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$2,947	$2,947	$256	$719	$4
Construction	5,149	4,813	1,064	5,775	181
Commercial real estate:
Owner occupied nonfarm/nonresidential	188	188	77	486	21
Other nonfarm/nonresidential	—	—	—	2,633	—
Residential real estate:
Secured by first liens	1,784	1,775	508	2,265	64
Home equity	1,052	1,052	428	1,091	51
Consumer	39	39	12	23	—
Total	$11,159	$10,814	$2,345	$12,992	$321

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans for the year ended December 30, 2012:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$330	$7
Construction	2,200	6
Commercial real estate:
Owner occupied nonfarm/nonresidential	420	6
Other nonfarm/nonresidential	410	4
Residential real estate:
Secured by first liens	961	10
Home equity	266	8
Consumer	11	—
Total	$4,598	$41

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$865	$10
Construction	10,101	175
Commercial real estate:
Owner occupied nonfarm/nonresidential	6,138	278
Other nonfarm/nonresidential	10,508	230
Residential real estate:
Secured by first liens	2,931	48
Home equity	603	14
Consumer	100	—
Total	$31,246	$755

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and 2013:

	2014		2013
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$3,917	$—	$336	$—
Construction	2,045	—	2,474	—
Commercial real estate:
Owner occupied nonfarm/residential	90	—	—	—
Other nonfarm/residential	—	—	1,706	—
Residential real estate:
Secured by first liens	1,218	—	2,669	—
Home equity	184	—	475	—
Consumer	81	—	128	—
Total	$7,535	$—	$7,788	$—

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 and 2013 by class of loans:

2014:	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$179	$13	$3,917	$4,109	$119,618
Construction	62	—	2,045	2,107	40,741
Commercial real estate:
Owner occupied nonfarm/residential	—	—	90	90	112,315
Other nonfarm/residential	—	—	—	—	100,632
Residential real estate:
Secured by first liens	2,817	1,171	1,218	5,206	178,631
Home equity	342	12	184	538	34,312
Consumer	16	—	81	97	5,179
Total	$3,416	$1,196	$7,535	$12,147	$591,428

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

2013:	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$3,207	$129	$336	$3,672	$103,789
Construction	122	—	2,474	2,596	37,390
Commercial real estate:
Owner occupied nonfarm/residential	151	428	—	579	111,493
Other nonfarm/residential	—	—	1,706	1,706	84,699
Residential real estate:
Secured by first liens	3,513	533	2,354	6,400	166,433
Home equity	744	141	404	1,289	35,491
Consumer	78	24	72	174	5,224
Total	$7,815	$1,255	$7,346	$16,416	$544,519

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings (“TDR”) totaled $11.9 million and $10.5 million at December 31, 2014 and 2013.  Of the total TDRs, $4.1 million and $389,000 were on non-accrual as of December 31, 2014 and 2013.  The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs as of December 31, 2014 and 2013.

The detail of outstanding TDRs by class and modification type as of December 31, 2014 and 2013 follows (in thousands):

	2014		2013
	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Extended maturity	$3,902	$—	$4,099	$134
Multiple modifications	18	—	63	3
Construction:
Interest rate reduction	1,386	180	1,386	113
Extended maturity	115	—	396	90
Interest only payments	556	—	—	—
Multiple modifications	2,559	393	2,633	374
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	180	72	188	77
Other nonfarm/nonresidential
Extended maturity	551	—	—	—
Interest only payments	—	—	198	—
Multiple modifications	348	—	—	—
Residential real estate:
Secured by first liens
Interest rate reduction	907	140	61	7
Extended maturity	477	44	307	36
Interest only payments	—	—	87	25
Multiple modifications	250	30	370	110
Home equity
Multiple modifications	648	209	675	217
Total	$11,897	$1,068	$10,463	$1,186

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms.  The following tables summarize the Company’s TDR’s by class, modification type and performance as of December 31, 2014 and 2013 (in thousands):

2014:	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Performing to Modified Terms
Commercial:
Extended maturity	$—	$3,558	$3,558	$344
Multiple modifications	—	—	—	18
Construction:
Interest rate reduction	—	—	—	1,386
Extended maturity	—	—	—	115
Interest only payments	—	556	556	—
Multiple modifications	—	—	—	2,559
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	—	—	—	180
Other nonfarm/nonresidential
Extended maturity	—	—	—	551
Multiple modifications	—	—	—	348
Residential real estate:
Secured by first liens
Interest rate reduction	583	—	583	324
Extended maturity	—	—	—	477
Multiple modifications	220	—	220	30
Home equity
Multiple modifications	—	—	—	648
Total	$803	$4,114	$4,917	$6,980

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

2013:	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Performing to Modified Terms
Commercial:
Extended maturity	$2,749	$—	$2,749	$1,350
Multiple modifications	—	—	—	63
Construction:
Interest rate reduction	—	—	—	1,386
Extended maturity	—	—	—	396
Multiple modifications	—	—	—	2,633
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	—	—	—	188
Other nonfarm/nonresidential
Interest only payments	—	—	—	198
Residential real estate:
Secured by first liens
Interest rate reduction	—	—	—	61
Extended maturity	—	—	—	307
Interest only payments	—	87	87	—
Multiple modifications	68	302	370	—
Home equity
Multiple modifications	—	—	—	675
Total	$2,817	$389	$3,206	$7,257

During the years ended December 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

The following tables present loans by class modified as TDRs that occurred during the years ended December 31, 2014 and 2013 and their performance, by modification type (in thousands):

2014:	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
Commercial:
Extended maturity	1	$342	$342	$344	$—
Multiple modifications	1	18	18	18	—
Construction:
Interest only payments	1	556	556	—	556
Commercial real estate:
Other nonfarm/nonresidential:
Extended maturity	1	561	561	551	—
Multiple modifications	1	353	353	348
Residential real estate:
Secured by first liens:
Interest rate reduction	2	888	888	267	583
Extended maturity	1	182	182	179	—
Multiple modifications	1	31	31	29	—
Total	9	$2,931	$2,931	$1,736	$1,139

2013:	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
Commercial:
Extended maturity	3	$4,099	$4,099	$1,350	$2,749
Residential real estate:
Interest only payments	2	86	86	—	87
Multiple modifications	2	376	376	—	370
Home equity:
Multiple modifications	1	675	675	675	—
Total	8	$5,236	$5,236	$2,025	$3,206

The troubled debt restructurings described above increased the allowance for loan losses by $134,000 and $486,000 for the years ending December 31, 2014 and 2013, respectively, and did not result in charge-offs over the respective periods.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 4 — LOANS (Continued)

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans.  The risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2014 and 2013 is as follows:

2014:	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$6,394	$3,930	$113,403	$123,727
Construction	3,476	6,105	33,267	42,848
Commercial real estate:
Owner occupied nonfarm/residential	7,144	742	104,519	112,405
Other nonfarm/residential	9,583	551	90,498	100,632
Residential real estate:
Secured by first liens	16,590	3,502	163,745	183,837
Home equity	647	802	33,401	34,850
Consumer	2	107	5,167	5,276
Total	$43,836	$15,739	$544,000	$603,575

2013:	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$4,612	$3,207	$99,642	$107,461
Construction	3,337	7,129	29,520	39,986
Commercial real estate:
Owner occupied nonfarm/residential	6,199	704	105,169	112,072
Other nonfarm/residential	6,364	1,706	78,335	86,405
Residential real estate:
Secured by first liens	5,060	4,504	163,269	172,833
Home equity	129	1,929	34,722	36,780
Consumer	2	87	5,309	5,398
Total	$25,703	$19,266	$515,966	$560,935

Related Party Loans: Loans to principal officers, directors, and their affiliates were as follows.

2014
(In thousands)
Beginning loans	$15,995
New loans and advances	28,258
Repayments	(31,058)
Ending loans	$13,195

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates as of December 31, 2014 and 2013 were $9.0 million and $16.0 million.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 5 — PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2014	2013
	(In thousands)
Land and land improvements	$2,031	$1,978
Buildings	19,347	19,255
Furniture, fixtures and equipment	11,419	14,516
Leasehold improvements	1,248	1,225
	34,045	36,974
Less: Accumulated depreciation	(15,921)	(18,417)
	$18,124	$18,557

Depreciation expense was $1.7 million, $1.5 million, and $1.3 million for 2014, 2013, and 2012.

Branch location rent expense was $735,000, $807,000 and $651,000 for 2014, 2013, and 2012, respectively.  Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

2015	$684
2016	619
2017	438
2018	145
2019	72
Thereafter	54
Total	$2,012

NOTE 6 — DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 or more were $26.0 million and $25.4 million at year-end 2014 and 2013.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows:

2015	$109,219
2016	15,980
2017	3,825
2018	1,885
2019	316
Thereafter	133

Deposits from principal officers, directors and their affiliates at year-end 2014 and 2013 were approximately $11.3 million and $32.4 million.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 7 — SHORT-TERM BORROWINGS

Short-term borrowings consist of retail repurchase agreements representing overnight borrowings from deposit customers and federal funds purchased representing overnight borrowings from other financial institutions.

Information concerning 2014, 2013, and 2012 short-term borrowings is summarized as follows.

	2014	2013	2012
	(In thousands)
Repurchase agreements at year-end
Balance	$40,360	$45,688	$45,438
Weighted average interest rate	0.24%	0.29%	0.27%
Repurchase agreements during the year
Average daily balance	$37,584	$44,189	$42,477
Maximum month-end balance	43,047	47,252	45,438
Weighted average interest rate	0.24%	0.25%	0.28%

Federal funds purchased and line of credit at year-end
Balance	$5,458	$—	$—
Weighted average interest rate	0.48%	—	—
Federal funds purchased and line of credit during the year
Average daily balance	$3,370	$883	$1,480
Maximum month-end balance	12,168	3,771	3,951
Weighted average interest rate	0.28%	0.27%	3.62%

NOTE 8 — OTHER BORROWINGS

The following table summarizes the Company’s and its subsidiaries’ other borrowings as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Federal Home Loan Bank advances (fixed rates 0.58% to 0.99%) maturing February 2015 to September 2016	$40,000	$50,000
Term loan (fixed rate 5.35%) maturing January 2020	10,000	—
Subordinated debentures (variable rates 1.94% to 2.89%) maturing June 2034 to June 2036	17,000	17,000
	$67,000	$67,000

The contractual maturities of other borrowings outstanding as of December 31, 2014 were as follows:

(In thousands)
2015	$21,500
2016	22,000
2017	2,000
2018	2,000
2019	2,000
Thereafter	17,500
$67,000

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 8 — OTHER BORROWINGS (Continued)

Federal Home Loan Bank

Federal Home Loan Bank (FHLB) advances had weighted average rates of 0.79% and 1.13% at December 31, 2014 and 2013, respectively.  The advances were collateralized by $372.0 million and $341.2 million of first mortgage and commercial real estate loans under a blanket lien arrangement and certain available for sale securities at year-end 2014 and 2013.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional $61.4 million at year-end 2014.

There is a substantial penalty if the Company prepays the advances before the contractual maturities.  The Company did not recognize penalties on prepayment of FHLB advances during 2014, 2013, and 2012.

Term Loan

The Company has a term loan for $10.0 million from an unaffiliated institution.  The loan bears an interest rate of 5.35% and is payable in quarterly principal installments of $500,000 plus accrued interest with a final maturity of January 2, 2020.  The Company pledged the stock of both its subsidiary banks, Your Community Bank and The Scott County State Bank, as collateral.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 8 — OTHER BORROWINGS (Continued)

Subsequent event

Subsequent to year end, the Company assumed $18.0 million of subordinated debentures as part of its acquisition of FFKY.  On January 2, 2015, the Company paid $6.1 million to pay the interest deferred by FFKY and the interest payment due for March 15, 2015.

NOTE 9 — BENEFIT PLANS

Defined Benefit Plans:  The Company sponsors a defined benefit pension plan.  The benefits are based on years of service and the employees’ highest average of total compensation for five consecutive years of employment.  In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants.

A reconciliation of the projected benefit obligation and the value of plan assets follow.

	2014	2013
	(In thousands)
Change in projected benefit obligation
Balance, beginning of year	$1,307	$1,428
Interest cost	58	49
Actuarial (gain) loss	145	(112)
Benefits paid to participants	(35)	(58)
Ending benefit obligation	1,475	1,307

Change in plan assets
Fair value, beginning of year	1,252	1,040
Actual return on plan assets	68	194
Employer contributions	—	76
Benefits paid to participants	(35)	(58)
Fair value, end of year	1,285	1,252

Funded status	$(190)	$(55)

Amounts recognized in accumulated other comprehensive loss consisted of a net actuarial loss of $714,000 and $559,000 at year-end 2014 and 2013.  The accumulated benefit obligation was $1.5 million and $1.3 million at year-end 2014 and 2013.  The funded status of the plan was a liability as of the years ended 2014 and 2013 and is reported in other liabilities in the Company’s consolidated financial statements.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 9 — BENEFIT PLANS (Continued)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	2014	2013	2012
	(In thousands)
Interest cost	$58	$49	$52
Expected return on plan assets	(92)	(79)	(69)
Amortization of unrecognized loss	15	23	21
Net periodic benefit (income) cost	$(19)	$(7)	$4

Amortization of unrecognized loss	$15	$23	$21
Net gain (loss)	(155)	250	(40)
Total recognized in other comprehensive loss (income)	(140)	273	(19)

Total recognized in net periodic benefit (income) cost and other comprehensive income (loss)	$136	$(257)	$44

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $19,000.

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at year end:

	2014	2013	2012
Discount rate on benefit obligation	4.00%	4.50%	3.50%

Weighted-average assumptions used to determine net periodic pension cost:

	2014	2013	2012
Rate of expected return on plan assets	7.50%	7.50%	7.50%
Discount rate for periodic benefit costs	4.50%	3.50%	4.00%

Plan Assets:  The Company’s target allocation for 2015, pension plan asset allocation at year-end 2014 and 2013, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end		Weighted-Average Expected Long-Term
	2015	2014	2013	Rate of Return
Asset Category
Mutual funds	95%	99%	97%	9.0%
Money market	5	1	3	3.5
Total	100%	100%	100%	7.5%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 9 — BENEFIT PLANS (Continued)

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 9 — BENEFIT PLANS (Continued)

The fair value of the plan assets by asset category is as follows:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Plan Assets (December 31, 2014)
Money Market Mutual Fund	$13	$13	$—	$—
Equity Mutual Funds	1,272	1,272	—	—

Total Plan Assets	$1,285	$1,285	$—	$—

Plan Assets (December 31, 2013)
Money Market Mutual Fund	$38	$38	$—	$—
Equity Mutual Funds	1,214	1,214	—	—

Total Plan Assets	$1,252	$1,252	$—	$—

There were no transfers between Level 1 and Level 2 during 2014.

Estimated Future Payments:  The following benefit payments, which reflect expected future service, are expected (in thousands):

Pension Benefits
2015	$351
2016	42
2017	51
2018	136
2019	36
Years 2020-2024	359

The Company expects to contribute approximately $30,000 to its pension plan in 2015.

Defined Contribution Plans:  The 401(k) benefit plan matches employee contributions equal to 100% of the first 3% plus 50% of the next 2% of the compensation contributed.  Expense for 2014, 2013 and 2012 was $316,000, $312,000 and $282,000.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 10 — STOCK-BASED COMPENSATION PLANS

The Company has three share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $603,000, $479,000, and $362,000 for 2014, 2013, and 2012.  The total income tax benefit was $205,000, $163,000, and $123,000 for the respective periods.

Stock Options:  The Company’s stock option plan provides for the granting of both incentive and nonqualified stock options and other share based awards, including restricted stock and deferred stock units, for up to 400,000 shares of common stock at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years.  As of December 31, 2014, the plan allows for additional option and share-based award grants of up to 56,059 shares.

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

The Company did not grant options during 2014, 2013, or 2012.

A summary of the activity in the stock option plan for 2014 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except exercise prices)
Outstanding at beginning of year	153	$22.67
Granted	—	—
Exercised	(20)	21.78
Forfeited	—	—
Expired	(9)	20.23
Outstanding at end of year	124	$23.01	1.4	$518
Vested and expected to vest	124	$23.01	1.4	$518
Exercisable at end of year	124	$23.01	1.4	$518

For the year ended December 31, 2014 no options were granted while 20,350 stock options were exercised.  Of the total stock options exercised, 17,350 were exercised using the cashless option with the Company issuing net shares to the option holders while 3,000 were exercised with the Company receiving proceeds of $68,000 from the option holder. The intrinsic value of stock options exercised during 2014 was $52,000.  There were no options exercised or granted for the years ended December 31, 2013, and 2012.  As of December 31, 2014, all outstanding stock options had vested and there was no remaining compensation cost to be recognized.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 10 — STOCK-BASED COMPENSATION PLANS (Continued)

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

As of December 31, 2014, there were no outstanding units granted under the Plan.  There were no units outstanding during the years ended December 31, 2014, 2013 and 2012.  There were no modifications or cash paid to settle performance unit awards during the three year period ending December 31, 2014.

Restricted Share Awards:  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the market value of the Company’s stock on the grant date.  The restricted shares have vesting periods ranging from 18 days to three years from the anniversary of the grant date.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2014	69	$15.63
Granted	77	24.68
Vested	(50)	14.96
Forfeited	—	—
Nonvested at December 31, 2014	96	$23.24

As of December 31, 2014, there was $1.6 million of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.0 years.  The fair value of shares vested during the years ended December 31, 2014, 2013, and 2012 was $1.1 million, $149,000, and $104,000.  There were no modifications or cash paid to settle restricted share awards during the three year period ended December 31, 2014.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 11 — INCOME TAXES

Income tax expense (benefit) was as follows.

	2014	2013	2012
	(In thousands)
Current	$1,304	$801	$759
Deferred	1,162	924	1,042
Change in valuation allowance	(465)	(163)	(116)
Total	$2,001	$1,562	$1,685

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

	2014		2013		2012
	(Dollars in thousands)
Federal statutory rate times financial statement income	$3,745	34.0%	$3,478	34.0%	$3,186	34.0%
Effect of:
Tax-exempt income	(1,236)	(11.2)	(1,168)	(11.4)	(1,094)	(11.7)
State taxes, net of federal benefit	465	2.8	163	1.6	116	1.2
Change in valuation allowance	(465)	(2.8)	(163)	(1.6)	(116)	(1.2)
Nontaxable earnings from company owned insurance policies	(228)	(2.1)	(230)	(2.2)	(237)	(2.5)
Low income housing tax credit	(141)	(1.3)	(141)	(1.4)	(130)	(1.4)
Captive insurance net premiums	(384)	(3.5)	(375)	(3.7)	—	—
Acquisition costs	224	2.0
Other, net	21	0.3	(2)	—	40	(0.4)
Total	$2,001	18.2%	$1,562	15.3%	$1,685	18.0%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 11— INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,198	$2,723
Employee benefit plans	—	203
Pension liability	243	190
State net operating loss carryforward	973	1,438
Restricted stock awards	286	156
Section 1602 grant	—	109
Net unrealized loss on securities available for sale	—	688
Tax credit carryforward	772	766
Other	286	178
	4,758	6,451
Deferred tax liabilities:
Premises and equipment	(747)	(929)
FHLB stock	(146)	(176)
Deferred loan fees and costs	(60)	(115)
Fair value adjustments from acquisitions	(211)	(238)
Net unrealized gain on securities available for sale	(1,175)	—
Intangible assets	(206)	(302)
Prepaid expenses	(953)	(457)
Employee benefit plans	(14)	—
Other	(31)	(47)
	(3,543)	(2,264)
Valuation allowance on net deferred tax assets	(973)	(1,438)
Net deferred tax asset	$242	$2,749

The Company incurred net operating losses for state income taxes during years 2002 through 2010 which will be carried forward and applied to future state taxable income.  Due to the uncertainty of the Company’s ability to use this benefit, a valuation allowance has been recorded.  The cumulative state net operating loss is $10.2 million and can be carried forward for 15 years with expiration beginning in 2021.

The Company has general business credit carryforwards of $51,000 and AMT credit carryforwards of $721,000.  The general business credits will begin to expire in 2028 and the AMT credit carryforwards have no expiration period.

Retained earnings of Your Community Bank includes approximately $3.7 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount for Your Community Bank at December 31, 2014 was approximately $1.3 million.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 11— INCOME TAXES (Continued)

The Company has no unrecognized tax benefits as of December 31, 2014 and 2013 and there is no expected change for unrecognized tax benefits over the next twelve months.

The Company did not record any amounts of interest and penalties in the income statement for the years ended December 31, 2014, 2013, and 2012 and did not have an amount accrued for interest and penalties at December 31, 2014, 2013, and 2012.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2010.

NOTE 12 — PREFERRED STOCK

On September 15, 2011, the Company entered into a security purchase agreement with the United States Department of the Treasury (“Treasury”) as part of its Small Business Lending Fund program, pursuant to which the Company sold 28,000 of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (“SBLF Preferred Stock”) to the Treasury for a purchase price of $28,000,000.

The SBLF Preferred Stock qualifies as Tier 1 capital and will accrue non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, is fixed at 1.57% through the fourth quarter of 2015.  If the SBLF Preferred Stock remains outstanding past 2015, the dividend rate will be fixed at 9%.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the SBLF Preferred Stock) if it has declared and paid dividends for the current dividend period on the SBLF Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

December 31, 2014, 2013 and 2012

NOTE 12 — PREFERRED STOCK (Continued)

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

NOTE 13 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS

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

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of December 31, 2014 and 2013, the most recent regulatory notifications categorized YCB and SCSB as well capitalized under the regulatory framework for prompt corrective action.  There are no considerations or events since December 31, 2014 that management believes have changed the institution’s classification as well capitalized.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 13 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Total Capital (to Risk Weighted Assets):
Consolidated	$120.5	18.7%	$51.7	8.0%	N/A	N/A
Your Community Bank	100.0	18.1	44.2	8.0	$55.3	10.0%
Scott County State Bank	14.4	17.3	6.6	8.0	8.3	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$114.1	17.7%	$25.8	4.0%	N/A	N/A
Your Community Bank	94.4	17.1	22.1	4.0	$33.2	6.0%
Scott County State Bank	13.5	16.3	3.3	4.0	5.0	6.0

Tier I Capital (to Average Assets):
Consolidated	$114.1	13.0%	$35.1	4.0%	N/A	N/A
Your Community Bank	94.4	12.9	29.4	4.0	$36.7	5.0%
Scott County State Bank	13.5	9.9	5.4	4.0	6.8	5.0

2013
Total Capital (to Risk Weighted Assets):
Consolidated	$113.2	18.5%	$49.0	8.0%	N/A	N/A
Your Community Bank	85.5	16.1	42.4	8.0	$53.0	10.0%
Scott County State Bank	16.5	20.0	6.6	8.0	8.2	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$105.5	17.2%	$24.5	4.0%	N/A	N/A
Your Community Bank	78.9	14.9	21.2	4.0	$31.8	6.0%
Scott County State Bank	15.7	19.0	3.3	4.0	4.9	6.0

Tier I Capital (to Average Assets):
Consolidated	$105.5	12.5%	$33.9	4.0%	N/A	N/A
Your Community Bank	78.9	11.1	28.4	4.0	$35.5	5.0%
Scott County State Bank	15.7	11.8	5.3	4.0	6.6	5.0

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 13 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Dividend Restrictions:  The Company’s principal source of funds for dividend payments is dividends received from the Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  In 2015, YCB could declare dividends of $2.5 million plus 2015 earnings without prior regulatory approval while SCSB could not declare dividends without prior approval.  In addition, the Company has limitations on dividends it can pay to common shareholders as more fully described in Note 12 — Preferred Stock.

NOTE 14 — OFF-BALANCE-SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to make loans	$16,305	$3,100	$7,265	$995
Unused lines of credit	14,243	134,073	8,301	121,966
Letters of credit	—	1,941	—	2,495

Commitments to make loans are generally made for periods of 30 days or less and are at market rates.  The fixed rate loan commitments have interest rates ranging from 2.97% to 6.50% and maturities ranging from 6 months to 20 years.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 15 — FAIR VALUE

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 15 — FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets (December 31, 2014):
Available for sale securities:
State and municipal	$85,451	$—	$85,451	$—
U.S. Government sponsored entities and agencies	9,161	—	9,161	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	107,317	—	107,317	—
Mutual funds	248	—	248	—
Total available for sale securities	$202,177	$—	$202,177	$—

Assets (December 31, 2013):
Available for sale securities:
State and municipal	$78,710	$—	$78,710	$—
U.S. Government sponsored entities and agencies	9,101	—	9,101	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	107,274	—	107,274	—
Mutual funds	242	—	242	—
Total available for sale securities	$195,327	$—	$195,327	$—

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 15 — FAIR VALUE (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets (December 31, 2014):
Impaired loans:
Commercial	$47	$—	$—	$47
Construction	1,426	—	—	1,426
Commercial real estate:
Owner occupied nonfarm/residential	108	—	—	108
Residential real estate:
Secured by first liens	1,338	—	—	1,338
Home equity	84	—	—	84

Foreclosed and repossessed assets:
Construction	1,407	—	—	1,407
Commercial real estate:
Owner occupied nonfarm/residential	2,036	—	—	2,036
Other nonfarm/residential	588	—	—	588
Residential real estate:
Secured by first liens	400	—	—	400

Assets (December 31, 2013):
Impaired loans:
Commercial	$2,631	$—	$—	$2,631
Construction	2,153	—	—	2,153
Commercial real estate:
Owner occupied nonfarm/residential	111	—	—	111
Residential real estate:
Secured by first liens	1,213	—	—	1,213
Home equity	165	—	—	165
Consumer	27	—	—	27

Foreclosed and repossessed assets:
Construction	1,641	—	—	1,641
Commercial real estate:
Owner occupied nonfarm/residential	875	—	—	875
Other nonfarm/residential	2,425	—	—	2,425
Residential real estate:
Secured by first liens	1,026	—	—	1,026
Consumer	21	—	—	21

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 15 — FAIR VALUE (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans.  The Company’s impaired loans totaled $15.0 million as of December 31, 2014, which included collateral-dependent loans with a carrying value of $4.1 million.  As of December 31, 2014, the Company’s collateral dependent loans had a valuation allowance of $1.1 million, resulting in an additional provision for loan losses of $760,000 during the twelve months ended December 31, 2014.  The Company’s impaired loans totaled $18.4 million as of December 31, 2013, which included collateral-dependent loans with a carrying value of $8.0 million.  As of December 31, 2013, the Company’s collateral dependent loans had a valuation allowance of $1.7 million, resulting in an additional provision for loan losses of $3.3 million during the twelve months ended December 31, 2013.

The Company evaluates the fair value of foreclosed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the years ended December 31, 2014 and 2013, the Company recognized charges of $251,000 and $138,000 to write down foreclosed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 15 — FAIR VALUE (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and 2013.

2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range - (Weighted Average)
	(in thousands)
Impaired Loans:
Commercial	$47	Sales comparison approach	Adjustments for differences between comparable sales	24%-28% (24%)
Construction	1,426	Sales comparison approach	Adjustments for differences between comparable sales	23%-55% (48%)
Commercial real estate	108	Income capitalization approach	Capitalization rate	22%
Residential real estate	1,422	Sales comparison approach	Adjustments for differences between comparable sales	14%-84% (24%)
Foreclosed and repossessed assets:
Construction	$1,407	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	15%-23% (22%)
Commercial real estate	2,624	Income capitalization approach	Capitalization rate	4%
		Sales comparison approach	Adjustments for differences between comparable sales	10%-52% (31%)
Residential real estate	400	Sales comparison approach	Adjustments for differences between comparable sales	14%-60% (25%)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 15 — FAIR VALUE (Continued)

2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range - (Weighted Average)
	(in thousands)
Impaired Loans:
Commercial	$2,631	Sales comparison approach	Adjustments for differences between comparable sales	24%-73% (72%)
Construction	2,153	Sales comparison approach	Adjustments for differences between comparable sales	14%-19% (15%)
Commercial real estate	111	Income capitalization approach	Capitalization rate	22%
Residential real estate	1,378	Sales comparison approach	Adjustments for differences between comparable sales	14%-40% (28%)
Consumer	27	Sales comparison approach	Adjustments for differences between comparable sales	29%
Foreclosed and repossessed assets:
Construction	$1,641	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	15%-45% (23%)
Commercial real estate	3,300	Sales comparison approach	Adjustments for differences between comparable sales	10%-50% (31%)
Residential real estate	1,026	Sales comparison approach	Adjustments for differences between comparable sales	18%-60% (25%)
Consumer	41	Sales comparison approach	Adjustments for differences between comparable sales	0%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 15 — FAIR VALUE (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows at year-end.

	2014
	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and due from financial institutions	$12,872	$12,872	$—	$—	$12,872
Interest-bearing deposits in other financial institutions	6,808	6,808	—	—	6,808
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends	11,341	11,341	—	—	11,341
Loans, net	597,110	—	—	606,554	606,554
Accrued interest receivable	3,152	—	1,016	2,136	3,152
Federal Home Loan Bank and Federal Reserve Stock	4,964	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	650,944	—	654,986	—	654,986
Short-term borrowings	45,850	—	45,744	—	45,744
Other borrowings	67,000	—	50,061	9,836	59,897
Accrued interest payable	158	—	140	18	158

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 15 — FAIR VALUE (Continued)

	2013
	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and due from financial institutions	$15,393	$15,393	$—	$—	$15,393
Interest-bearing deposits in other financial institutions	10,896	10,896	—	—	10,896
Loans held for sale	68	—	69	—	69
Loans, net	552,926	—	—	562,882	562,882
Accrued interest receivable	3,149	—	987	2,161	3,149
Federal Home Loan Bank and Federal Reserve Stock	5,955	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	643,625	—	621,065	—	621,065
Short-term borrowings	45,722	—	45,717	—	45,717
Other borrowings	67,000	—	50,102	9,878	59,980
Accrued interest payable	106	—	92	14	106

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

December 31, 2014, 2013 and 2012

NOTE 15 — FAIR VALUE (Continued)

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 16 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Community Bank Shares of Indiana, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
ASSETS
Cash and due from financial institutions	$21,893	$8,829
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends	11,341	—
Investment in subsidiaries	113,265	95,266
Other assets	2,632	2,324
Total assets	$149,131	$106,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subscription proceeds held in escrow	$20,774	$—
Other borrowings	27,000	17,000
Accrued expenses and other liabilities	1,809	1,080
Total liabilities	49,583	18,080
Total shareholders’ equity	99,548	88,339
	$149,131	$106,419

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Income
Dividends from subsidiaries	$7,300	$11,535	$4,500
Management fees from subsidiaries	5,267	5,088	4,816
	12,567	16,623	9,316
Expense
Operating expenses	8,915	7,434	7,097
Income before income taxes and equity in undistributed income of subsidiaries	3,652	9,189	2,219
Income tax benefit	1,006	1,141	770
Income before equity in undistributed income of subsidiaries	4,658	10,330	2,989
Equity in undistributed income of subsidiaries	4,355	(1,663)	4,696
Net Income	$9,013	$8,667	$7,685

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 16 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$9,013	$8,667	$7,685
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed income of subsidiaries	(4,355)	1,663	(4,696)
Share-based compensation expense	603	479	362
Net change in other assets and liabilities	398	(169)	(1,542)
Net cash from operating activities	5,659	10,640	1,809

Cash flows from investing activities
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends	(11,341)	—	—
Investment in subsidiaries	(10,000)	—	(250)
Net cash from investing activities	(21,341)	—	(250)

Cash flows from financing activities
Net change in short-term borrowings	—	—	(2,100)
Proceeds from other borrowings	10,000	—	—
Taxes paid on stock award shares for employees	(267)	—	—
Proceeds from exercise of stock options	68	—	—
Proceeds from subscription agreement	20,774	—	—
Cash dividends paid on preferred shares	(401)	(861)	(978)
Cash dividends paid on common shares	(1,428)	(1,242)	(1,133)
Net cash from financing activities	28,746	(2,103)	(4,211)

Net change in cash	13,064	8,537	(2,652)
Cash at beginning of year	8,829	292	2,944
Cash at end of year	$21,893	$8,829	$292

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 17 — EARNINGS PER SHARE

The factors used in the earnings per share computation follows.

	2014	2013	2012
	(In thousands, except share and per share amounts)
Basic
Net income	$9,013	$8,667	$7,685
Preferred stock dividends and discount amortization	(439)	(802)	(764)
Net Income per common share	$8,574	$7,865	$6,921
Average shares:
Common shares outstanding	3,863,937	3,863,937	3,863,937
Less: Treasury stock	(426,294)	(476,031)	(501,669)
Average shares outstanding	3,437,643	3,387,906	3,362,268
Net income per common share, basic	$2.49	$2.32	$2.06

Diluted
Net income available to common shareholders	$8,574	$7,865	$6,921
Average shares:
Common shares outstanding for basic	3,437,643	3,387,906	3,362,268
Add: Dilutive effects of outstanding stock options	38,309	—	—
Add: Dilutive effects of outstanding stock awards	11,165	—	—
Average shares and dilutive potential common shares	3,487,117	3,387,906	3,362,268
Net income per common share, diluted	$2.46	$2.32	$2.06

Stock options of 0, 153,000, and 158,000 common shares were excluded from 2014, 2013, and 2012 diluted earnings per share because they were anti-dilutive.

Restricted share awards of 0, 69,000, and 59,000 common shares were excluded from 2014, 2013, and 2012 diluted earnings per share because all the condition required for issuance at those dates had not been met.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax, for the years ending December 31, 2014 and 2013:

December 31, 2014	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
	(In Thousands)
Beginning balance	$(1,364)	$(369)	$(1,733)
Other comprehensive income (loss) before reclassification	3,953	(112)	3,841
Amounts reclassified from accumulated other comprehensive income (loss)	(309)	10	(299)
Net current period other comprehensive income (loss)	3,644	(102)	3,542
Ending balance	$2,280	$(471)	$1,809

December 31, 2013	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
	(In Thousands)
Beginning balance	$4,007	$(534)	$3,473
Other comprehensive income (loss) before reclassification	(4,881)	150	(4,731)
Amounts reclassified from accumulated other comprehensive income (loss)	(490)	15	(475)
Net current period other comprehensive income (loss)	(5,371)	165	(5,206)
Ending balance	$(1,364)	$(369)	$(1,733)

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following is a detail of amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ending December 31, 2014 and 2013:

December 31, 2014

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(468)	Net gain on sales of available-for-sale securities
	159	Income tax expense
	$(309)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$15	Salaries and employee benefits
	(5)	Income tax expense
	$10	Net of tax

Total reclassifications for the period	$(299)	Net of tax

December 31, 2013

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(742)	Net gain on sales of available-for-sale securities
	252	Income tax expense
	$(490)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$23	Salaries and employee benefits
	(8)	Income tax expense
	$15	Net of tax

Total reclassifications for the period	$(475)	Net of tax

The amounts reclassified out of the unrealized gains and losses on available-for-sale securities component of accumulated other comprehensive income (loss) for the year ended December 31, 2014 were included in the net gain on sales of available-for-sale securities line item on the consolidated statement of income.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 19 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
	(In thousands, except per share amounts)
2014
First quarter	$8,001	$7,525	$2,112	$0.59	$0.58
Second quarter	8,410	7,937	2,148	0.59	0.59
Third quarter	8,630	8,174	2,316	0.64	0.63
Fourth quarter	9,233	8,697	2,437	0.68	0.66

2013
First quarter	$7,724	$7,086	$1,907	$0.50	$0.50
Second quarter	8,375	7,836	2,204	0.57	0.57
Third quarter	8,732	8,228	2,260	0.60	0.60
Fourth quarter	8,422	7,876	2,296	0.66	0.66

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

Part III

Item 10.  Directors, Executive Officers And Corporate Governance

The information regarding Company directors required by this item is incorporated herein by reference to information under the headings “Corporate Governance and Board Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 — Election of Directors” in our definitive proxy statement, to be filed with the SEC, relating to our 2015 annual meeting of shareholders (“2015 Proxy Statement”) to be held on May 19, 2015.  Information regarding the members of the Audit Committee, the Company’s code of business conduct and ethics, the identification of the Audit Committee Financial Expert and stockholder nominations of directors is also incorporated by reference to the information under the aforesaid headings.  The information regarding our executive officers required by this item is incorporated by reference to the information under the heading “Executive Officers Who Are Not Directors” and the other headings listed above in the 2015 Proxy Statement.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the information under the heading “Executive Compensation” in the 2015 Proxy Statement.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

See Part II, Item 5, for information about securities authorized for issuance under the Company’s equity compensation plans.  Information concerning security ownership of management is incorporated herein by reference to the information under the heading “Stock Ownership by Directors and Executive Officers” in the 2015 Proxy Statement.

Item 13.  Certain Relationships And Related Transactions, And Director Independence

Information concerning relationships and related transactions, and director independence is incorporated herein by reference to the information under the headings “Compensation Committee Interlocks And Insider Participation”, “Corporate Governance And Board Matters” and “Certain Relationships and Related Person Transactions” in the 2015 Proxy Statement.

Item 14.  Principal Accountant Fees And Services

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings “Report of the Audit Committee,” Independent Registered Public Accounting Firm” and “Proposal No. 1 — Ratification of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement.

Part IV

Item 15.  Exhibits And Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are included in Item 8 of this Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

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

COMMUNITY BANK SHARES
OF INDIANA, INC.

March 16, 2015	By:	/s/ James D. Rickard
James D. Rickard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James D. Rickard	President, Chief Executive Officer, and Director	March 16, 2015
James D. Rickard	(Principal Executive Officer)

/s/ Paul A. Chrisco	Executive Vice-President and Chief Financial Officer	March 16, 2015
Paul A. Chrisco	(Principal Financial and Accounting Officer)

/s/ Gary L. Libs	Chairman of the Board of Directors and Director	March 16, 2015
Gary L. Libs

/s/ R. Wayne Estopinal	Director	March 16, 2015
R. Wayne Estopinal

/s/ George M. Ballard	Director	March 16, 2015
George M. Ballard

/s/ Kerry M. Stemler	Director	March 16, 2015
Kerry M. Stemler

/s/ Steven R. Stemler	Director	March 16, 2015
Steven R. Stemler

/s/ Phillip J. Keller	Director	March 16, 2015
Phillip J. Keller

/s/ Gerald T. Koetter	Director	March 16, 2015
Gerald T. Koetter

/s/ James E. Geisler	Director	March 16, 2015
James E. Geisler

Exhibit Index

Exhibit		Filed with this	Incorporated By Reference
Number	Document	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger between Community Bank Shares of Indiana, Inc., The Bancshares, Inc., and CBIN Subsidiary, Inc.		8-K	000-25766	02/16/2006
3.1	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	000-25766	09/05/2011
3.1	Amended and Restated Articles of Incorporation		S-8	333-128278	09/13/2005
3.3	Bylaws		8-K	000-25766	07/27/2007
4.0	Warrant to Purchase Shares of Common Stock		8-K	000-25766	06/01/2009
4.1	Securities Purchase Agreement: SBLF Preferred Shares		8-K	000-25766	09/16/2011
10.1	Employment Agreement James D. Rickard *		10-Q	000-25766	11/14/2000
10.2	Amendment to Employment Agreement with James D. Rickard *		8-K	000-25766	11/06/2006
10.3	Form of Letter Agreement Amendment to Employment Agreement with James D. Rickard, Michael K. Bauer, Kevin J. Cecil, Paul A. Chrisco and Bill D. Wright*		8-K	000-25766	06/01/2009
10.4	Employment Agreement with Michael K. Bauer*		10-K	000-25766	03/31/11
10.5	Form of Letter Agreement Amendment to Employment Agreement with James D. Rickard, Michael K. Bauer, Kevin J. Cecil, Paul A. Chrisco and Bill D. Wright*		10-K	000-25766	03/31/11
10.6	Employment Agreement with Kevin J. Cecil *		10-K	000-25766	03/31/2004
10.7	Amendment to Employment Agreement with Kevin J. Cecil *		8-K	000-25766	11/06/2006
10.8	Employment Agreement with Paul A. Chrisco *		10-K	000-25766	03/31/2004
10.9	Amendment to Employment Agreement with Paul A. Chrisco *		8-K	000-25766	11/06/2006
10.10	Employment Agreement with Bill D. Wright		10-K	000-25766	03/31/11
10.11	Community Bank Shares of Indiana, Inc. 1997 Stock Incentive Plan *		S-8	333- 60089	07/29/1998
10.12	Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan *		S-3D S-3D	333-40211 333-130721	11/14/1997 12/28/2005
10.13	Community Bank Shares of Indiana, Inc. 2005 Stock Award Plan, as amended *		Exh. B to DEF 14A	000-25766	11/06/2006
10.14	Community Bank Shares of Indiana, Inc. Performance Units Plan, as amended *		8-K	000-25766	10/23/2006
10.15	Letter of agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	06/01/2009
10.16	Repurchase Letter of Agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	9/16/2011
10.17	Warrant Repurchase Agreement between Community Bank Shares of Indiana, Inc. and the United States Department of Treasury		8-K	000-25766	10/20/2011
10.18

Purchase and Assumption Agreement between Your Community Bank and the Federal Deposit Insurance Corporation and Federal Deposit Insurance Corporation, Receiver of Frist Federal Bank, Lexington, Kentucky

			8-K	000-25766	4/25/13
10.19	Agreement and Plan of Share Exchange with First Financial Service Corporation of Elizabethtown, Kentucky		8-K	000-25766	4/20/14
11.1	Computation of Earnings Per Share	X
14.1	Community Bank Shares of Indiana, Inc. and Affiliates Business Ethics Policy		8-K	000-25766	04/30/2007
21.0	Subsidiaries of Registrant	X
23.1	Consent of Crowe Horwath LLP	X

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase