Form 10-Q
period 2015-03-31
COMMUNITY BANK SHARES OF INDIANA INC
filed 2015-05-11
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non- Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,378,037 shares of common stock were outstanding as of May 7, 2015.

COMMUNITY BANK SHARES OF INDIANA, INC.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$45,784	$12,872
Interest-bearing deposits in other financial institutions	56,290	6,808
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividend	—	11,341
Securities available for sale	385,498	202,177
Loans held for sale	221	—
Loans, net of allowance for loan losses of $7,120 and $6,465	992,786	597,110
Federal Home Loan Bank and Federal Reserve stock	5,451	4,964
Accrued interest receivable	4,802	3,152
Premises and equipment, net	31,793	18,124
Premises and equipment held for sale	6,155	—
Company owned life insurance	33,095	22,058
Goodwill	7,544	—
Core deposit intangible	5,951	682
Foreclosed and repossessed assets	15,818	4,431
Other assets	29,430	5,027
Total Assets	$1,620,618	$888,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$285,634	$200,142
Interest-bearing	1,052,089	450,802
Total deposits	1,337,723	650,944
Short-term borrowings	39,228	45,818
Subscription agreement proceeds in escrow	—	20,774
Other borrowings	83,874	67,000
Accrued interest payable	462	158
Other liabilities	14,059	4,504
Total liabilities	1,475,346	789,198

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2015 and 2014; aggregate liquidation preference of $28,000,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 5,776,244 and 3,863,937 shares issued in 2015 and 2014, respectively; 5,378,037 and 3,447,826 outstanding in 2015 and 2014, respectively	578	386
Additional paid-in capital	89,342	44,421
Retained earnings	30,419	32,110
Accumulated other comprehensive income	3,788	1,809
Treasury stock, at cost (2015- 398,207 shares, 2014- 416,111 shares)	(6,855)	(7,178)
Total shareholders’ equity	145,272	99,548
Total Liabilities and Shareholders’ Equity	$1,620,618	$888,746

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except share data)
Interest and dividend income
Loans, including fees	$12,523	$6,624
Taxable securities	1,340	561
Tax-exempt securities	743	737
Federal Home Loan Bank and Federal Reserve dividends	95	53
Interest-bearing deposits in other financial institutions	55	26
Interest and dividend income	14,756	8,001

Interest expense
Deposits	574	253
Short-term borrowings	22	30
Other borrowings	676	193
Interest expense	1,272	476
Net interest income	13,484	7,525

Provision for loan losses	106	282

Net interest income after provision for loan losses	13,378	7,243

Non-interest income
Service charges on deposit accounts	1,391	792
Commission income	47	48
Net gain on sales of available for sale securities	51	295
Mortgage banking income	117	16
Earnings on company owned life insurance	252	164
Interchange income	444	270
Other income	110	92
Non-interest income	2,412	1,677

Non-interest expense
Salaries and employee benefits	9,119	3,367
Occupancy	1,627	700
Equipment	581	327
Data processing	1,814	666
Marketing and advertising	210	106
Legal and professional service fees	1,558	420
FDIC insurance premiums	273	164
Foreclosed and repossessed assets, net	344	138
Other expense	2,398	663
Total non-interest expense	17,924	6,551
Income (loss) before income taxes	(2,134)	2,369

Income tax expense (benefit)	(1,198)	257

Net Income (loss)	(936)	2,112

Preferred stock dividends	(110)	(110)

Net income (loss) available (attributable) to common shareholders	$(1,046)	$2,002

Earnings (loss) per common share:
Basic	$(0.19)	$0.59
Diluted	$(0.19)	$0.59

Dividends per common share	$0.12	$0.12

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income (loss)	$(936)	$2,112

Other comprehensive income:
Unrealized gain on securities:
Unrealized gain arising during the period	3,039	1,929
Reclassification adjustment for gains included in net income	(51)	(295)
Net unrealized gains on securities	2,988	1,634
Tax effect	(1,016)	(555)
Net of tax	1,972	1,079

Defined benefit pension plans:
Net gain (loss) arising during the period	10	(10)
Tax effect	(3)	3
Net of tax	7	(7)

Total other comprehensive income	1,979	1,072

Comprehensive income	$1,043	$3,184

PART I — FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2015	$28,000	$386	$44,421	$32,110	$1,809	$(7,178)	$99,548
Net loss	—	—	—	(936)	—	—	(936)
Other comprehensive income	—	—	—	—	1,979	—	1,979
Assumption of First Financial Service Corporation’s preferred stock	12,309	—	—	—	—	—	12,309
Redemption of preferred stock	(12,309)	—	—	—	—	—	(12,309)
Issuance of common shares for acquisition of First Financial Service Corporation	—	80	21,446	—	—	—	21,526
Issuance of common shares	—	112	23,656	—	—	—	23,768
Dividends declared on common stock ($0.12 per share)	—	—	—	(645)	—	—	(645)
Dividends on preferred stock	—	—	—	(110)	—	—	(110)
Issuance of treasury stock under dividend reinvestment plan	—	—	19	—	—	32	51
Issuance of stock award shares	—	—	(384)	—	—	273	(111)
Stock options exercised	—	—	(18)	—	—	18	—
Stock award expense	—	—	202	—	—	—	202
Balance, March 31, 2015	$28,000	$578	$89,342	$30,419	$3,788	$(6,855)	$145,272

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION

COMMUNITY BANK SHARES OF INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(936)	$2,112
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	106	282
Depreciation and amortization	584	480
Net amortization of securities	533	127
Net gain on sales of available for sale securities	(51)	(295)
Mortgage loans originated for sale	(3,522)	(857)
Proceeds from mortgage loan sales	5,190	939
Net gain on sales of mortgage loans	(115)	(14)
Earnings on company owned life insurance	(252)	(164)
Stock award compensation expense	202	100
Net (gain) loss on disposition of foreclosed and repossessed assets	74	15
Net change in:
Accrued interest receivable	(11)	159
Accrued interest payable	(601)	(12)
Other assets	(1,797)	466
Other liabilities	(3,695)	(26)
Net cash from operating activities	(4,291)	3,312
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of First Financial Service Corporation, net	12,979	—
Net change in interest-bearing deposits	14,515	6,493
Available for sale securities:
Sales	38,877	23,810
Purchases	(4,575)	(17,185)
Maturities, prepayments and calls	12,647	3,535
Redemption of Federal Home Loan Bank stock	3,593	—
Loan originations and payments, net	(2,210)	(13,553)
Proceeds from the sale of foreclosed and repossessed assets	1,056	616
Purchases of premises and equipment	(553)	(315)
Net cash from investing activities	76,329	3,401
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(17,943)	11,451
Net change in short-term borrowings	(6,590)	(4,666)
Proceeds from issuance of other borrowings	—	60,000
Repayment of other borrowings	(10,070)	(70,000)
Taxes paid on stock award shares for employees	(111)	(267)
Issuance costs paid for common shares issued	(1,263)	—
Redemption of acquired preferred shares and dividends	(2,445)	—
Cash dividends paid on preferred shares	(110)	(72)
Cash dividends paid on common shares	(594)	(355)
Net cash from financing activities	(39,126)	(3,909)
Net change in cash and due from financial institutions	32,912	2,804
Cash and due from financial institutions at beginning of period	12,872	15,393
Cash and due from financial institutions at end of period	$45,784	$18,197

Supplemental cash flow information:
Interest paid	$652	$488
Income taxes paid, net of refunds	—	550

Supplemental noncash disclosures:
Transfer from loans to foreclosed assets	9,486	977
Issuance of treasury shares under dividend reinvestment plan	32	43
Issuance of treasury shares for net settlement of stock options	18	6
Sale and financing of foreclosed assets	193	—
Issuance of common shares	25,031	—
Redemption of preferred shares of preferred stock and unpaid dividends of First Financial Service Corporation	18,043	—
Declared, unpaid dividends on preferred shares	110	110

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

In June 2004 and June 2006, we completed placements of floating rate subordinated debentures through two trusts that we formed, Community Bank Shares (IN) Statutory Trust I and Trust II.  In addition, through its acquisition of First Financial Savings Corporation, the Company acquired two trusts, First Federal Statutory Trusts II and III (collectively referred to as “Trusts”) through which subordinated debentures were placed.  Because the Trusts are not consolidated with us, our financial statements reflect the subordinated debt we issued to the Trusts.

To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2015, the results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications:  Some of the items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had not effect on prior year net income or shareholder’s equity.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Presentation of Interim Information (Continued)

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2014.  The consolidated financial statements include our accounts and our subsidiaries’ accounts.  All material intercompany balances and transactions have been eliminated in consolidation.

2.  Acquisition

On January 1, 2015, the Company acquired First Financial Service Corporation (“FFKY”) and its wholly-owned subsidiary, First Federal Savings Bank of Elizabethtown (“FFSB”).  FFKY was headquartered in Elizabethtown, Kentucky with $774.1 million in total assets and operated 17 financial centers.  The acquisition expanded the Company’s presence into central Kentucky with minimal overlap of its existing market footprint.

The total purchase price for FFKY was $21.9 million, consisting of $423,000 of cash and the issuance of 791,357 shares of the Company’s common stock valued at $21.5 million.  The acquisition was accounted for under the acquisition method of accounting.  Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $3.0 million of transaction and integration costs associated with the acquisition were expensed as incurred.  Of the total purchase price, $7.5 million was allocated to goodwill which is not considered deductible for tax purposes.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Acquisition (Continued)

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the FFKY acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$13,401
Interest-bearing deposits in other financial institutions	63,997
Securities available for sale	223,579
Loans held for sale	1,774
Loans	402,259
Federal Home Loan Bank Stock	4,080
Accrued interest receivable	1,639
Premises and equipment	20,216
Company owned life insurance	10,785
Foreclosed and repossessed assets	3,228
Core deposit intangible	5,667
Deferred tax assets	15,290
Other assets	7,786
Total assets acquired	773,701

Deposits	704,784
Other borrowings	26,489
Accrued interest payable	6,639
Other liabilities	9,076
Total liabilities assumed	746,988

Liquidation amount of preferred stock	12,309

Total identifiable net assets	14,404

Goodwill	7,544

$21,948

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchase credit impaired loans, which have shown evidence of credit deterioration since origination.  Receivables acquired that were not subject to these requirements include non-impaired loans with a fair value and gross contractual amounts receivable of $339.0 million and $343.4 million as of the date of acquisition.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Acquisition (Continued)

The following table presents unaudited pro-forma information below for the periods ended March 31, 2015 and 2014 and gives effect to the FFKY acquisition as if it had occurred on January 1, 2014.  The pro-forma financial information is not necessarily indicative of the results of operations had the acquisition occurred as of that date.  The 2015 pro-forma information was adjusted to exclude $3.0 million of acquisition-related costs incurred during the period while 2014 was adjusted to include the costs.  Additionally, adjustments were made for interest income on loans and securities, interest expense on deposits and other borrowings assumed, amortization of intangibles arising from the transaction, and the related income tax effects.

	2015	2014
	(In thousands except per share amounts)

Net interest income	$13,296	$14,182

Net income	$574	$980

Net income available to common shareholders	$464	$417

Basic earnings per share	$0.09	$0.08

Diluted earnings per share	$0.09	$0.08

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2015:
Securities available for sale:
State and municipal	$90,370	$5,485	$(104)	$95,751
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	249,495	2,091	(1,159)	250,427
U.S. Government sponsored entities and agencies	35,598	258	(150)	35,706
Corporate	3,342	22	—	3,364
Mutual funds	250	—	—	250
Total securities available for sale	$379,055	$7,856	$(1,413)	$385,498

December 31, 2014:
Securities available for sale:
State and municipal	$80,623	$5,002	$(174)	$85,451
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	108,377	690	(1,750)	107,317
U.S. Government sponsored entities and agencies	9,472	8	(319)	9,161
Mutual funds	250	—	(2)	248
Total securities available for sale	$198,722	$5,700	$(2,245)	$202,177

Sales of available for sale securities were as follows.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Proceeds	$38,877	$23,810
Gross gains	366	295
Gross losses	315	—

The tax provision applicable to these net realized gains amounted to $17,000 and $100,000, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at March 31, 2015 were as follows.  Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	March 31, 2015
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$1,337	$1,337
One to five years	8,582	8,906
Five to ten years	47,913	50,008
Beyond ten years	71,478	74,570
Residential mortgage-backed securities issued by U.S. Government sponsored entities	249,495	250,427
Mutual funds	250	250
Total	$379,055	$385,498

Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
March 31, 2015
State and municipal	$1,638	$(12)	$2,995	$(92)	$4,633	$(104)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	8,394	(14)	51,958	(1,145)	60,352	(1,159)
U.S. Government sponsored entities and agencies	—	—	8,867	(150)	8,867	(150)
Total temporarily impaired	$10,032	$(26)	$63,820	$(1,387)	$73,852	$(1,413)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
December 31, 2014
State and municipal	$1,715	$(8)	$6,786	$(166)	$8,501	$(174)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	3,443	(20)	55,224	(1,730)	58,667	(1,750)
U.S. Government sponsored entities and agencies	—	—	8,699	(319)	8,699	(319)
Mutual funds	—	—	248	(2)	248	(2)
Total temporarily impaired	$5,158	$(28)	$70,957	$(2,217)	$76,115	$(2,245)

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

As of March 31, 2015, the Company’s security portfolio consisted of 359 securities, 36 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s state and municipal, U.S. Government sponsored entities and agencies, and residential mortgage-backed agencies issued by U.S. Government sponsored entities, as discussed below:

State and Municipal

At March 31, 2015 the Company had approximately $4.6 million of state and municipal securities with an unrealized loss of $104,000.  Of the 231 state and municipal securities in the Company’s portfolio, all had investment grade rating as of March 31, 2015.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

U.S. Government sponsored entities and agencies

At March 31, 2015, the unrealized losses in the Company’s U.S. Government sponsored entities and agencies securities portfolio were attributed to changes in interest rates and liquidity, and not due to credit quality.  Because the company does not have the intent to sell these securities and it is not likely that they will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2015.

Residential mortgage-backed Securities issued by U.S. Government sponsored entities

At March 31, 2015, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans

Loans at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Commercial	$160,331	$123,727
Construction	80,114	42,848
Commercial real estate:
Owner occupied nonfarm/residential	158,593	112,405
Other nonfarm/residential	191,731	100,632
Residential real estate:
Secured by first liens	312,865	183,837
Home equity	74,237	34,850
Consumer	22,035	5,276
Subtotal	999,906	603,575
Allowance for loan losses	(7,120)	(6,465)
Loans, net	$992,786	$597,110

During 2015 and 2014, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

As discussed under Footnote 2 “Acquisition”, the above loan balances include loans purchased in the First Financial Service Corporation acquisition.  The composition of loans acquired as of March 31, 2015 is as follows:

March 31, 2015
(In thousands)
Commercial	$23,383
Construction	34,927
Commercial real estate:
Owner occupied nonfarm/residential	45,379
Other nonfarm/residential	87,876
Residential real estate:
Secured by first liens	131,639
Home equity	39,655
Consumer	16,296
Total Loans	$379,155

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Commercial	$570	$113
Construction	6,902	35
Commercial Real Estate	36,588	3,124
Residential Real Estate	16,532	4,890
Consumer	33	—
Carrying amount	$60,625	$8,162

There was no associated allowance for loan losses as of March 31, 2015 or December 31, 2014 for purchased credit impaired loans.

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance, beginning of period	$306	$545
New loans purchased	1,632	—
Accretion of income	(184)	(28)
Disposals	—	(26)
Balance, end of period	$1,754	$491

Purchased credit impaired loans purchased during the quarter ended March 31, 2015 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

March 31, 2015
(In thousands)
Contractually required payments receivable of loans purchased during the period:
Commercial	$1,320
Construction	9,078
Commercial Real Estate	59,892
Residential Real Estate	15,795
Consumer	63
$86,148

Cash flows expected to be collected at acquisition	$66,201
Fair value of acquired loans at acquisition	$64,569

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2015 and 2014 (in thousands):

March 31, 2015

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$970	$1,992	$1,268	$2,133	$102	$6,465
Provision for loan losses	354	190	(586)	150	(2)	106
Loans charged-off	(124)	—	(2)	(147)	(73)	(346)
Recoveries	19	—	788	26	62	895
Ending balance	$1,219	$2,182	$1,468	$2,162	$89	$7,120

March 31, 2014

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009
Provision for loan losses	169	183	(265)	183	12	282
Loans charged-off	(1)	—	—	(51)	(59)	(111)
Recoveries	23	67	74	8	26	198
Ending balance	$1,948	$2,460	$1,374	$2,523	$73	$8,378

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$47	$796	$72	$641	$9	$1,565
Collectively evaluated for impairment	1,172	1,386	1,396	1,521	80	5,555
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$1,219	$2,182	$1,468	$2,162	$89	$7,120

Loans:
Loans individually evaluated for impairment	$4,207	$6,081	$1,752	$4,598	$10	$16,648
Loans collectively evaluated for impairment	155,554	67,131	311,984	365,972	21,992	922,633
Loans acquired with deteriorated credit quality	570	6,902	36,588	16,532	33	60,625
Total ending loans balance	$160,331	$80,114	$350,324	$387,102	$22,035	$999,906

December 31, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$65	$790	$72	$736	$9	$1,672
Collectively evaluated for impairment	905	1,202	1,196	1,397	93	4,793
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$970	$1,992	$1,268	$2,133	$102	$6,465

Loans:
Loans individually evaluated for impairment	$4,251	$6,105	$1,822	$4,459	$10	$16,647
Loans collectively evaluated for impairment	119,363	36,708	208,091	209,338	5,266	578,766
Loans acquired with deteriorated credit quality	113	35	3,124	4,890	—	8,162
Total ending loans balance	$123,727	$42,848	$213,037	$218,687	$5,276	$603,575

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three month period ended March 31, 2015:

March 31, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$4,384	$4,113	$—	$4,261	$4
Construction	5,446	2,345	—	3,902	7
Commercial real estate:
Owner occupied nonfarm/nonresidential	638	638	—	690	—
Other nonfarm/nonresidential	892	892	—	896	7
Residential real estate:
Secured by first liens	2,548	2,370	—	2,174	7
Home equity	—	—	—	7	—
Consumer	1	1	—	1	—
Total	$13,909	$10,359	$—	$11,931	$25

With an allowance recorded:
Commercial	$94	$94	$47	$104	$—
Construction	3,736	3,736	796	3,742	34
Commercial real estate:
Owner occupied nonfarm/nonresidential	222	222	72	201	2
Other nonfarm/nonresidential	—	—	—	—	—
Residential real estate:
Secured by first liens	1,570	1,492	420	1,738	17
Home equity	736	736	221	738	8
Consumer	9	9	9	9	—
Total	$6,367	$6,289	$1,565	$6,532	$61

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

December 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$4,409	$4,138	$—
Construction	5,458	2,357	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	742	742	—
Other nonfarm/nonresidential	900	900	—
Residential real estate:
Secured by first liens	1,877	1,800	—
Home equity	62	14	—
Consumer	1	1	—
Total	$13,449	$9,952	$—

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With an allowance recorded:
Commercial	$113	$113	$65
Construction	3,748	3,748	790
Commercial real estate:
Owner occupied nonfarm/nonresidential	180	180	72
Other nonfarm/nonresidential	—	—	—
Residential real estate:
Secured by first liens	1,983	1,905	519
Home equity	740	740	217
Consumer	9	9	9
Total	$6,773	$6,695	$1,672

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              Loans (Continued)

The following table presents information for loans individually evaluated for impairment by class of loans for the three months ended March 31, 2014:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$1,152	$—
Construction	2,275	8
Commercial real estate:
Owner occupied nonfarm/nonresidential	755	11
Other nonfarm/nonresidential	1,159	3
Residential real estate:
Secured by first liens	2,304	3
Home equity	489	1
Consumer	14	—
Total	$8,148	$26

With an allowance recorded:
Commercial	$2,993	$—
Construction	4,847	42
Commercial real estate:
Owner occupied nonfarm/nonresidential	187	2
Other nonfarm/nonresidential	—	—
Residential real estate:
Secured by first liens	1,932	13
Home equity	964	11
Consumer	27	—
Total	$10,950	$68

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$3,835	$—	$3,917	$—
Construction	3,416	—	2,045	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	241	—	90	—
Other nonfarm/nonresidential	4,974	—	—	—
Residential real estate:
Secured by first liens	3,890	803	1,218	—
Home equity	369	—	184	—
Consumer	30	—	81	—
Total	$16,755	$803	$7,535	$—

Of the loans on non-accrual status as of March 31, 2015, $9.4 million were acquired from First Financial Service Corporation.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans:

March 31, 2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$368	$—	$3,835	$4,203	$156,128	$—
Construction	39	—	3,416	3,455	76,659	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	37	209	241	487	158,106	—
Other nonfarm/nonresidential	—	—	4,974	4,974	186,757	—
Residential real estate:
Secured by first liens	5,213	556	3,967	9,736	303,129	803
Home equity	1,168	432	239	1,839	72,398	—
Consumer	390	61	29	480	21,555	—
Total	$7,215	$1,258	$16,701	$25,174	$974,732	$803

Loans included in totals above acquired from First Financial Service Corporation	$4,428	$684	$8,629	$13,741	$365,414	$—

December 31, 2014:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$179	$13	$3,917	$4,109	$119,618	$—
Construction	62	—	2,045	2,107	40,741	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	—	—	90	90	112,315	—
Other nonfarm/nonresidential	—	—	—	—	100,632	—
Residential real estate:
Secured by first liens	2,817	1,171	1,218	5,206	178,631	—
Home equity	342	12	184	538	34,312	—
Consumer	16	—	81	97	5,179	—
Total	$3,416	$1,196	$7,535	$12,147	$591,428	$—

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings totaled $11.9 million at March 31, 2015 and December 31, 2014.  Of the total TDRs, $4.1 million were on non-accrual as of March 31, 2015 and December 31, 2014 while $803,000 were more than 90 days past due and still accruing interest as of March 31, 2015.  The Company has allocated $1.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2015 and December 31, 2014.  The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2015 and December 31, 2014.

The detail of outstanding TDRs by class and modification type as of March 31, 2015 and December 31, 2014 follows:

March 31, 2015:

	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
Commercial:
Extended maturity	$3,859	$—
Multiple modifications	71	18
Construction:
Interest rate reduction	1,386	179
Extended maturity	110	—
Interest only	556	—
Multiple modifications	2,541	399
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	177	70
Other nonfarm/nonresidential
Extended maturity	545	—
Multiple modifications	347	—
Residential real estate:
Secured by first liens
Interest rate reduction	905	139
Extended maturity	473	37
Multiple modifications	249	47
Home equity
Multiple modifications	644	213
Total	$11,863	$1,102

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              Loans (Continued)

December 31, 2014:

	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
Commercial:
Extended maturity	$3,902	$—
Multiple modifications	18	—
Construction:
Interest rate reduction	1,386	180
Extended maturity	115	—
Interest only payments	556	—
Multiple modifications	2,559	393
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	180	72
Other nonfarm/nonresidential
Extended maturity	551	—
Multiple modifications	348	—
Residential real estate:
Secured by first liens
Interest rate reduction	907	140
Extended maturity	477	44
Multiple modifications	250	30
Home equity
Multiple modifications	648	209
Total	$11,897	$1,068

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms.  The following table summarizes the Company’s TDR’s by class, modification type and performance as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Performing to Modified Terms
	(In thousands)
Commercial:
Extended maturity	$—	$3,515	$3,515	$344
Multiple modifications	—	—	—	71
Construction:
Interest rate reduction	—	—	—	1,386
Extended maturity	—	—	—	110
Interest only payments	—	556	556	—
Multiple modifications	—	—	—	2,541
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	—	—	—	177
Other nonfarm/nonresidential
Extended maturity	—	—	—	545
Multiple modifications	—	—	—	347
Residential:
Secured by first liens
Interest rate reduction	583	—	583	322
Extended maturity	—	—	—	473
Multiple modifications	220	—	220	29
Home equity
Multiple modifications	—	—	—	644
Total	$803	$4,071	$4,874	$6,989

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              Loans (Continued)

December 31, 2014:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Performing to Modified Terms
	(In thousands)
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
Residential:
Secured by first liens
Interest rate reduction	583	—	583	324
Extended maturity	—	—	—	477
Multiple modifications	220	—	220	30
Home equity
Multiple modifications	—	—	—	648
Total	$803	$4,114	$4,917	$6,980

There were no troubled debt restructurings that defaulted within 12 months of modifications during the first quarter of 2015.  During the periods ending December 31, 2014 and March 31, 2014, there were three loans totaling $4.2 million and one loan totaling $2.7 million that defaulted within 12 months of modification, respectively.

During the quarters ended March 31, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              Loans (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarters ended March 31, 2015 and 2014 and their performance, by modification type:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
March 31, 2015:
Commercial
Multiple modifications	1	$53	$53	$53	$—

March 31, 2014:
Construction:
Interest only payments	1	$556	$556	$556	$—

Loans modified as TDRs during the quarters ended March 31, 2015 and 2014 did not impact the allowance for loan losses.

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              Loans (Continued)

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans.  The risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2015 and December 31, 2014 is as follows:

March 31, 2015:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$6,358	$4,287	$149,686	$160,331
Construction	3,408	12,953	63,753	80,114
Commercial real estate:
Owner occupied nonfarm/residential	6,903	8,804	142,886	158,593
Other nonfarm/residential	12,598	23,182	155,951	191,731
Residential real estate:
Secured by first liens	21,632	11,460	279,773	312,865
Home equity	776	2,014	71,447	74,237
Consumer	5	109	21,921	22,035
Total	$51,680	$62,809	$885,417	$999,906

Loans included in totals above acquired First Financial Service Corporation	$5,200	$47,361	$326,594	$379,155

December 31, 2014:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$6,394	$3,930	$113,403	$123,727
Construction	3,476	6,105	33,267	42,848
Commercial real estate:
Owner occupied nonfarm/residential	7,144	742	104,519	112,405
Other nonfarm/residential	9,583	551	90,498	100,632
Residential real estate:
Secured by first liens	16,590	3,502	163,745	183,837
Home equity	647	802	33,401	34,850
Consumer	2	107	5,167	5,276
Total	$43,836	$15,739	$544,000	$603,575

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.              Foreclosed and Repossessed Assets

The following table presents the major categories of foreclosed and repossessed assets Foreclosed and repossessed asset activity was as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Construction	$2,027	$1,407
Commercial real estate:
Owner occupied nonfarm/residential	748	2,036
Other nonfarm/residential	11,921	588
Residential real estate:
Secured by first liens	992	400
Consumer	130	—
	$15,818	$4,431

Foreclosed and repossessed asset activity was as follows for the three months ended March 31, 2015 and 2014:

	2015	2014
	(In thousands)
Balance as of January 1	$4,431	$5,988
Loans transferred to foreclosed and repossessed assets	9,486	977
Foreclosed and repossessed assets acquired from First Financial Service Corporation	3,228	—
Direct write-downs	(63)	—
Sales	(1,264)	(631)
Balance as of March 31	$15,818	$6,334

Of the $9.5 million of loans transferred into foreclosed and repossessed assets during the quarter ended March 31, 2015, $9.4 million were loans acquired from First Financial Service Corporation while $123,000 were legacy loans of the Company.

Expenses for the three months ended March 31, 2015 and 2014 related to foreclosed and repossessed assets include:

	2015	2014
	(In thousands)
Net loss on sales	$11	$15
Direct write-downs	63	—
Operating expenses, net of rental income	270	123
	$344	$138

The Company was in process of foreclosure of residential real estate loans with outstanding balances of $3.3 million and $805,000 as March 31, 2015 and December 31, 2014, respectively.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.              Deposits

Deposits at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Demand (NOW)	$320,500	$124,625
Money market accounts	229,260	145,731
Savings	141,178	49,088
Time deposits $250,000 and over	52,969	26,018
Time deposits less than $250,000	308,182	105,340

Total interest bearing deposits	1,052,089	450,802

Total non-interest bearing deposits	285,634	200,142

Total deposits	$1,337,723	$650,944

7.              Earnings (Loss) Per Common Share

Earnings (loss) per share were computed as follows:

	Three months ended March 31,
	2015	2014
	(In thousands, except share and per share amounts)
Basic:
Net income (loss)	$(936)	$2,112
Preferred stock dividends	(110)	(110)
Net income (loss) available (attributable) to common shareholders	$(1,046)	$2,002

Average shares outstanding	5,374,819	3,421,157

Net income (loss) per common share, basic	$(0.19)	$0.59

Diluted:
Net income (loss) available (attributable) to common shareholders	$(1,046)	$2,002
Average shares:
Common shares outstanding for basic	5,374,819	3,421,157
Add: Dilutive effects of outstanding stock options	—	889
Add: Dilutive effects of outstanding stock awards	—	15,897
Average dilutive potential common shares	5,374,819	3,437,943
Net income (loss) per common share, diluted	$(0.19)	$0.58

Stock options for 122,500 shares of common stock were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2015 and 2014, respectively, because their effect was antidilutive.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.   Earnings (Loss) Per Common Share (Continued)

Restricted stock units of 77,675 and 0 common shares were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2015 and 2014 because their effect was antidilutive.

8.   Stock-Based Compensation Plans

Our stock option plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 54,259 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2015 and December 31, 2014 was $549,000 and $518,000, respectively. There was no remaining compensation cost related to unvested options as of March 31, 2015 and December 31, 2014, respectively.  The Company recognized $0 in expense for stock options for the three months ended March 31, 2015 and 2014.  The Company has options vested and expected to vest of 122,500 with aggregate intrinsic value of $549,000 and a weighted average remaining contractual term of 1.2 years as of March 31, 2015.  As of December 31, 2014, the Company had options vested and expected to vest of 123,500 which had an aggregate intrinsic value of $518,000 and a weighted average remaining contractual term of 1.4 years.  During the three months ended March 31, 2015, there were no options granted or forfeited while 1,000 stock options were exercised.  All stock options were exercised using the cashless option, with the Company issued net shares to the option holders.

For the three months ended March 31, 2015 and 2014, we recognized $202,000 and $100,000 in expense for restricted stock units, respectively.  During the three months ended March 31, 2015, there were no restricted stock units forfeited and 1,800 units granted to employees.  The restricted stock units granted had an aggregate fair value of $49,000 at the date of grant.  Of the total units, 600 vest in 2016 and 1,200 vest in 2017.  The fair value of restricted stock units was calculated based on the Company’s stock price at the date of issuance.  At March 31, 2015, there were 77,675 outstanding and unvested restricted stock units.  The Company permits restricted stock unit recipients to elect to pay their personal tax withholding requirements through cash or withholding of shares at vesting.  During the quarter ending March 31, 2015, the Company withheld 4,175 shares for certain employees to pay withholding taxes.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2015):
Available for sale securities:
State and municipal	$95,751	$—	$95,751	$—
U.S. Government sponsored entities and agencies	35,706	—	35,706	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	250,427	—	250,427	—
Corporate	3,364	—	3,364	—
Mutual Funds	250	—	250	—
Total available for sale securities	$385,498	$—	$385,498	$—

Assets (December 31, 2014):
Available for sale securities:
State and municipal	$85,451	$—	$85,451	$—
U.S. Government sponsored entities and agencies	9,161	—	9,161	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	107,317	—	107,317	—
Mutual Funds	248	—	248	—
Total available for sale securities	$202,177	$—	$202,177	$—

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2015):
Impaired loans:
Commercial	$47	$—	$—	$47
Construction	1,879	—	—	1,879
Commercial real estate:
Owner Occupied nonfarm/nonresidential	150	—	—	150
Residential real estate:
Secured by first liens	1,026	—	—	1,026
Home equity	84	—	—	84

Foreclosed and repossessed assets:
Construction	2,027	—	—	2,027
Commercial real estate:
Owner occupied nonfarm/nonresidential	748	—	—	748
Other nonfarm/nonresidential	11,921	—	—	11,921
Residential real estate:
Secured by first liens	992	—	—	992
Consumer	130	—	—	130

Assets (December 31, 2014):
Impaired loans:
Commercial	$47	$—	$—	$47
Construction	1,426	—	—	1,426
Commercial real estate:
Owner occupied nonfarm/nonresidential	108	—	—	108
Residential real estate:
Secured by first liens	1,338	—	—	1,338
Home equity	84	—	—	84

Foreclosed and repossessed assets:
Construction	1,407	—	—	1,407
Commercial real estate:
Owner occupied nonfarm/nonresidential	2,036	—	—	2,036
Other nonfarm/nonresidential	588	—	—	588
Residential real estate:
Secured by first liens	400	—	—	400

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans.  The Company’s collateral dependent impaired loans had a carrying value of $4.1 million as of March 31, 2015 with a valuation allowance of $942,000, resulting in provision for loan losses of $27,000 for the three months ended March 31, 2015.  The Company recorded $260,000 in provision for loan losses for collateral-dependent impaired loans for the three months ended March 31, 2014.  Impaired loans totaled $15.0 million as of December 31, 2014, which included collateral dependent loans with a carrying value of $4.1 million and a valuation allowance of $1.1 million.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three months ended March 31, 2015 and 2014, the Company recognized $63,000 and $0 of charges to write down foreclosed and repossessed assets to their fair value.

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
March 31, 2015:
Impaired Loans:
Commercial	$47	Sales comparison approach	Adjustments for differences between comparable sales	28%
Construction	1,879	Sales comparison approach	Adjustments for differences between comparable sales	18%-55% (44%)
Commercial real estate	150	Income capitalization approach	Capitalization rate	23%-33% (26%)
Residential real estate	1,110	Sales comparison approach	Adjustments for differences between comparable sales	14%-84% (27%)
Foreclosed and repossessed assets:
Construction	$2,027	Income capitalization approach	Capitalization rate	9%-72% (35%)
		Sales comparison approach	Adjustments for differences between comparable sales	15%-29% (23%)
Commercial real estate	12,669	Income capitalization approach	Capitalization rate	6%-63% (27%)
		Sales comparison approach	Adjustments for differences between comparable sales	10%-72% (32%)
Residential real estate	992	Sales comparison approach	Adjustments for differences between comparable sales	14%-60% (32%)
Consumer	130	Sales comparison approach	Adjustments for differences between comparable sales	0%

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range - (Weighted Average)
	(in thousands)
December 31, 2014:
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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at March 31, 2015 and December 31, 2014 were as follows:

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2015:
Financial assets:
Cash and due from financial institutions	$45,784	$45,784	$—	$—	$45,784
Interest-bearing deposits in other financial institutions	56,290	56,290	—	—	56,290
Loans held for sale	221	—	230	—	230
Loans, net	992,786	—	—	1,024,756	1,024,756
Accrued interest receivable	4,802	—	1,591	3,211	4,802
Federal Home Loan Bank and Federal Reserve Stock	5,451	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	1,337,723	—	1,324,558	—	1,324,558
Short-term borrowings	39,228	—	39,136	—	39,136
Other borrowings	83,874	—	54,763	24,019	78,782
Accrued interest payable	462	—	394	68	462

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2014:
Financial assets:
Cash and due from financial institutions	$12,872	$12,872	$—	$—	$12,872
Interest-bearing deposits in other financial institutions	6,808	6,808	—	—	6,808
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends	11,341	11,341	—	—	11,341
Loans, net	597,110	—	—	606,554	606,554
Accrued interest receivable	4,802	—	1,016	2,136	3,152
Federal Home Loan Bank and Federal Reserve Stock	4,964	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	650,944	—	654,986	—	654,986
Short-term borrowings	45,850	—	45,744	—	45,744
Other borrowings	67,000	—	50,061	9,836	59,897
Accrued interest payable	158		140	18	158

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

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the three month periods ended March 31, 2015 and 2014:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
March 31, 2015:
Balance, beginning of period	$2,280	$(471)	$1,809
Other comprehensive income before reclassifications	2,006	4	2,010
Amounts reclassified from accumulated other comprehensive income	(34)	3	(31)
Balance, end of period	$4,252	$(464)	$3,788

March 31, 2014:
Balance, beginning of period	$(1,364)	$(369)	$(1,733)
Other comprehensive income (loss) before reclassifications	1,274	(3)	1,271
Amounts reclassified from accumulated other comprehensive loss	(195)	(4)	(199)
Balance, end of period	$(285)	$(376)	$(661)

The following is a detail of amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ending March 31, 2015 and 2014:

March 31, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(51)	Net gain on sales of available-for-sale securities
	17	Income tax expense
	$(34)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$4	Salaries and employee benefits
	(1)	Income tax expense
	$3	Net of tax

Total reclassifications for the period	$(31)	Net of tax

COMMUNITY BANK SHARES OF INDIANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated Other Comprehensive Income (Loss) (Continued)

March 31, 2014

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(295)	Net gain on sales of available-for-sale securities
	100	Income tax expense
	$(195)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$(6)	Salaries and employee benefits
	2	Income tax expense
	$(4)	Net of tax

Total reclassifications for the period	$(199)	Net of tax

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

Financial Condition

The Company’s balance sheet was substantially affected by the acquisition of First Financial Service Corporation (“FFKY”) of Elizabethtown, Kentucky on January 1, 2015 (see Note 2 to the Consolidated Financial Statements for more information).  Total assets increased by $733.0 million to $1.621 billion as of March 31, 2015 from $888.7 million as of December 31, 2014.  The assets of FFKY acquired on January 1, 2015 were $781.2 million, after adjustments for fair value.

Net loans increased by $395.7 million to $992.8 million at March 31, 2015 from $597.1 million as of December 31, 2014.  The loans of FFKY acquired on January 1, 2015, before fair market value adjustments, were $428.3 million.  The Company recorded a non-accretable yield adjustment of $19.9 million for the purchased credit impaired loans and an accretable yield adjustment of $6.1 million which resulted in an acquired loan portfolio of $402.3 million.

Securities available for sale increased by $183.3 million to $385.5 million as of March 31, 2015 from $202.2 million at December 31, 2014 primarily due to the acquisition of First Financial Service Corporation securities of $223.6 million and purchases of $4.6 million, offset by sales of $38.9 million and maturities, prepayments and calls of $12.6 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits increased by $686.8 million to $1.338 billion as of March 31, 2015 from $650.9 million at December 31, 2014.  The deposits of FFKY acquired on January 1, 2015 were $704.8 million, after the adjustment for fair value.

Net Income (Loss) Available (Attributable) to Common Shareholders.  Net loss attributable to common shareholders was $1.0 million for the three months ended March 31, 2015, a decline of $3.0 million from the same period in 2014.  Basic and diluted loss per common share were both $0.19 per share for the first quarter of 2015 as compared to basic and diluted earnings per share of $0.59 per common share for the first quarter of 2014.  The decline in net income available to common shareholders was attributable to substantial merger and integration expenses related to the acquisition of FFKY.  The annualized return on average assets and average shareholders’ equity were -0.23% and -2.26% for the three months ended March 31, 2015, respectively, compared to 1.01% and 9.48% for the equivalent period in 2014.

Net interest income.  Net interest income increased from $7.5 million for the three months ended March 31, 2014 to $13.5 million in 2015, while the Company’s net interest margin on a fully taxable equivalent basis decreased to 3.84% from 4.09%.  The decline in net interest margin was due to the acquisition of FFKY on January 1, 2015.  FFKY had a larger proportion of earning assets in lower-yielding securities than the Company had prior to the acquisition.  In addition, FFKY relied more heavily on higher-cost time deposits and less on non-interest bearing deposits as a percent of total deposits than the Company.  As part of the acquisition of FFKY, the Company assumed subordinated debentures of $18.0 million which were valued at $13.7 million and FHLB advances of $12.2 million valued at $12.8 million.  The assumptions of FHLB advances and subordinated debentures increased the average cost of other borrowings compared to the first quarter of 2014.  Additionally, to help facilitate the acquisition of FFKY, the Company borrowed $10.0 million in the fourth quarter of 2014 which also contributed to the increase in average balance and cost of other borrowings from 2014 to 2015.  The increase in net interest income was directly caused by the increase in volume of earning assets due to the acquisition of FFKY.

Average Balance Sheets.  The following tables set forth certain information relating to our average balance sheets and reflect the average yields earned and rates paid.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are computed on daily average balances.  For analytical purposes, net interest margin and net interest spread are adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 35% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.  Loans held for sale and loans no longer accruing interest are included in total loans.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$63,092	$56	0.36%	$13,173	$26	0.80%
Taxable securities	318,695	1,340	1.70	121,285	561	1.88
Tax-exempt securities	83,217	1,125	5.49	78,968	1,116	5.73
Total loans and fees (1) (2) (3)	993,536	12,620	1.15	564,635	6,624	4.76
Federal Home Loan Bank and Federal Reserve stock	6,484	95	5.94	5,955	53	3.60
Total earning assets	1,465,024	15,236	4.19	784,016	8,380	4.33

Less: Allowance for loan losses	(6,838)			(8,480)
Non-earning assets:
Cash and due from financial institutions	38,987			10,068
Premises and equipment, net	38,136			18,474
Other assets	124,855			41,563
Total assets	$1,660,164			$845,641

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and other	$697,094	$265	0.15%	$309,676	$142	0.19%
Time deposits	377,230	309	0.33	148,458	111	0.30
Short-term borrowings	38,253	22	0.23	45,390	30	0.27
Other borrowings	87,999	676	3.12	64,333	193	1.22
Total interest-bearing liabilities	1,200,576	1,272	0.43	567,857	476	0.34

Non-interest bearing liabilities:
Non-interest bearing deposits	279,879			183,084
Accrued interest payable and other liabilities	12,026			4,328
Stockholders’ equity	167,683			90,372
Total liabilities and shareholders’ equity	$1,660,164			$845,641

Net interest income (taxable equivalent basis)		$13,964			$7,904

Less: taxable equivalent adjustment		(480)			(379)
Net interest income		$13,484			$7,525
Net interest spread			3.76%			3.99%
Net interest margin			3.84			4.09

(1)            The amount of direct loan origination cost included in interest on loans was $21 and $99 for the three months ended March 31, 2015 and 2014.

(2)            Calculations include non-accruing loans in the average loan amounts outstanding.

(3)            The amount of accretion recorded for acquired loans included in interest income was $601 and $45 for the three months ended March 31, 2015 and 2014.

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

	Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate
	(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$30	$51	$(21)
Taxable securities	779	834	(55)
Tax-exempt securities	9	59	(50)
Total loans and fees	5,996	5,407	589
Federal Home Loan Bank and Federal Reserve stock	42	5	37
Total increase (decrease) in interest income	6,856	6,356	500

Interest expense:
Savings and other	123	151	(28)
Time deposits	198	186	12
Short-term borrowings	(8)	(4)	(4)
Other borrowings	483	91	392
Total increase (decrease) in interest expense	796	424	372
Increase (decrease) in net interest income	$5,962	$5,897	$65

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

Summary of Loan Loss Experience:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Activity for the period ended:
Beginning balance	$6,465	$8,009
Charge-offs:
Residential real estate	(133)	(51)
Commercial real estate	(2)	—
Construction	—	—
Commercial	(124)	(1)
Home equity	(14)	—
Consumer	(73)	(59)
Total	(346)	(111)

Recoveries:
Residential real estate	5	6
Commercial real estate	788	74
Construction	—	67
Commercial	19	23
Home equity	21	2
Consumer	62	26
Total	895	198
Net loan (charge-offs) recoveries	549	87

Provision	106	282

Ending balance	$7,120	$8,378

Provision for loan losses decreased by $176,000 for the first three months of 2015 to $106,000 compared to $282,000 for the same period in 2014 while net loan recoveries increased over the same periods from $87,000 in 2014 to $549,000 in 2015.  The Company’s non-performing loans increased to $17.6 million as of March 31, 2015 from $7.5 million as of December 31, 2014 primarily as a result of the acquisition of FFKY on January 1, 2015.  Acquired non-performing loans were $9.4 million at March 31, 2015 while legacy non-performing loans were $8.2 million.  The increase in net loan recoveries for the first three months of 2015 was due to the recovery of $764,000 from two commercial real estate relationships in 2015.

The provision for loan losses in the first quarter of 2015 was $106,000.  The Company’s provision for loan losses in the first quarter of 2015 was due to an increase in the allocation for loans collectively evaluated for impairment.  During the quarter, the Company did not identify any new, significant impaired loan relationships or large write-downs of collateral securing impaired loans.  Classified loans (substandard or doubtful) increased to $62.8 million as of March 31, 2015 from $15.7 million at December 31, 2014 while criticized loans (watch and special mention) increased to $51.7 million from $43.8 million (see Footnote 3 to the Company’s consolidated financial statements for a description of the rating classifications and more loan detail).  The Company’s total past due loans increased to $25.2 million at the end of first quarter from $12.1 million.  However, most of the increase in classified, criticized, and past due loans was due to the acquisition of FFKY on January 1, 2015.  The allowance for loan losses as a percentage of loans decreased to 0.71% of loans as of March 31, 2015 from 1.07% at December 31, 2014 while the allowance for loan losses to legacy loans increased from 1.13% at December 31, 2014 to 1.21% at March 31, 2015.

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of March 31, 2015, management has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

Asset Quality.  Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  TDR’s totaled $11.9 million at March 31, 2015 and December 31, 2014, while $4.1 million were included in the Company’s non-accrual loans as of the same dates.

The Company’s non-performing assets as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Loans on non-accrual status	$16,755	$7,535
Loans past due over 90 days still on accrual	803	—
Total non-performing loans	17,558	7,535
Foreclosed and repossessed assets	15,818	4,431
Total non-performing assets	$33,376	$11,966

Non-performing loans to total loans	1.76%	1.25%
Non-performing assets to total loans	3.34	1.98
Allowance as a percent of non-performing loans	40.55	85.79
Allowance as a percent of total loans	0.71	1.07

Included in the totals above for March 31, 2015 were non-accrual loans with a carrying amount of $9.4 million and foreclosed and repossessed assets of $12.3 million that were acquired from First Financial Service Corporation.

Non-interest income.  Non-interest income increased by $735,000 to $2.4 million for the quarter ended March 31, 2015 from $1.7 million for the same period in 2014 mostly due to the acquisition of FFKY on January 1, 2015.  Deposit service charges and interchange income increased $599,000 and $174,000, respectively, primarily because of the acquisition of FFKY deposits.  Earnings on company owned life insurance grew by $88,000 mainly because of the acquisition of FFKY company owned life insurance.  Mortgage banking income increased by $101,000 because of additional mortgage loan officers from the FFKY acquisition as the Company sold $3.5 million of loans in the first quarter of 2015 compared to $857,000 in 2014.  These increases were offset by a reduction in net gains on sales of available for sale securities as the Company recognized gross gains of $366,000 netted against gross losses of $315,000.  During the first quarter, the Company sold $38.9 million securities to restructure the acquired investment portfolio to conform to management’s investment strategy and dispose of certain securities not permitted by the Company’s investment policy.

Non-interest expense.  Non-interest expense increased by $11.4 million to $17.9 million in 2015 from $6.6 million in 2014 due to 1) merger and integration costs related to the acquisition of FFKY and 2) increased operational expenses related to the operation of FFKY facilities acquired through the acquisition.  Salaries and benefits in 2015 were $5.8 million higher than 2014.  The Company expensed $2.1 million for FFKY employee termination-related expenses during the first quarter of 2015 including change in control payments, severance, retention bonuses and salaries for former FFKY personnel on the data conversion team.  The remaining increase in salaries and benefits was mostly caused by the additional personnel acquired from FFKY.  Occupancy and equipment increased by $927,000 and $254,000, respectively, from the first quarter 2014.  The Company expensed $310,000 for the cancellation of leases and other contracts related to the closure of branches as part of the acquisition of FFKY.  The remaining increase was caused by the expenses related to operating the former FFKY branch locations.  Data processing expenses grew by $1.1 million to $1.8 million for the first quarter 2015 due to the acquisition of FFKY; $719,000 of the first quarter 2015 expenses were contract termination expenses for FFKY data processing agreements.  Other expenses increased by $1.7 million from 2014, primarily due to the acquisition of FFKY including postage and printing for FFKY customer notifications, insurance expense, and community contributions.

Income tax expense.  Income tax benefit for the three months ended March 31, 2015 was $1.2 million as compared to income tax expense of $257,000 for the equivalent period in 2014 while the effective tax rate declined to -56.2% in 2015 from 10.8% in 2014.  The decrease in income tax expense was due to the net loss recognized in the first quarter of 2015 as a result of the acquisition of FFKY.

Liquidity and Capital Resources Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2015, we had cash and interest-bearing deposits with banks of $102.0 million and securities available-for-sale with a fair value of $385.5 million.  If we require funds beyond the funds we are able to generate internally, we have $71.4 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $54.0 million.  Management believes the Company’s liquidity sources are adequate to meet its operational needs.

The Company is subject to various regulatory capital requirements administered by federal banking agencies.  Beginning March 31, 2015, we are reflecting the new Basel III requirements in the table below.  At March 31, 2015, the Company and its subsidiaries exceed the regulatory minimums and met the regulatory definition of well-capitalized based on the most recent regulatory definition as detailed below:

March 31, 2015:

	Tier 1 Capital to Total Average Assets	Common Equity Tier 1 Capital to Risk-Adjusted Total Assets	Tier 1 Capital to Risk- Adjusted Total Assets	Total Capital to Risk- Adjusted Total Assets
Consolidated	7.7%	9.2%	11.5%	15.0%
Your Community Bank	9.8%	13.7%	13.7%	14.3%
Scott County State Bank	10.3%	16.9%	16.9%	17.8%

Minimum for banks to be well capitalized under regulatory capital requirements	5.0%	6.5%	8.0%	10.0%

The table below details the Company’s regulatory capital ratios under the capital requirements in effect as of that date.

December 31, 2014:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	18.7%	17.7%	13.0%
Your Community Bank	18.1%	17.1%	12.9%
Scott County State Bank	17.3%	16.3%	9.9%

Minimum for banks to be well capitalized under regulatory capital requirements	10.0%	6.0%	5.0%

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 414,247 shares at an aggregate cost of $6.9 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through March 31, 2015, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

During June 2004 and 2006, we completed placements of $7.0 million and $10.0 million floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II, (trusts we formed), respectively.  These securities are reported as liabilities for financial reporting, but Tier 1 Capital for regulatory purposes.  We used the proceeds for general business purposes and to support our future opportunities for growth.  The Company assumed subordinated debentures of $13.7 million in its acquisition of FFKY, net of appropriate purchase accounting adjustments.  In June 2008, FFKY completed the placement of $8.0 million subordinated debentures with a maturity date of June 24, 2038, callable at par in whole or in part on or after June 24, 2018, and which pay a fixed interest rate of 8.00% for thirty years.  In March 2007, FFKY completed the placement of $10.0 million cumulative subordinated debentures at a 10-year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. These securities mature on March 22, 2037, and can be called at par in whole or in part on or after March 15, 2017.

Off Balance Sheet Arrangements and Contractual Obligations

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at March 31, 2015:

(In thousands)
Commitments to make loans	$17,781
Unused lines of credit	224,823
Standby letters of credit	2,603
Total	$245,207

Aggregate Contractual Obligations

As of March 31, 2015: (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$361,151	$205,052	$101,219	$21,016	$33,864
Short-term borrowings	39,228	39,228	—	—	—
Other borrowings	83,874	22,000	26,698	4,000	31,176
Defined benefit plan	888	274	116	161	337
Lease commitments	7,821	1,313	1,933	1,589	2,986
Total	$492,962	$267,867	$129,966	$26,766	$68,363

Time deposits represent certificates of deposit held by the Company.

Short-term borrowings consist of repurchase agreements of $39.2 million and note payable of $32,000.  The note payable represents amounts due for the participation in construction of a low income housing development project and is payable on demand.

Other borrowings consist of FHLB advances of $42.7 million, subordinated debentures of $31.2 million, and a term loan of $10.0 million.  FHLB advances represent the amounts that are due from the FHLB and consist of fixed rate advances.  Subordinated debentures represent the scheduled maturities of subordinated debentures issued to trusts formed by the Company in connection with the issuance of trust preferred securities. The term loan represents the scheduled maturities of holding company debt.

The defined benefit plan represents expected benefit payments to be paid to participants.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2014 and March 31, 2015 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of March 31, 2015 our net interest income would increase by an estimated 1.87%, or $960,000, over the one year forecast horizon.  As of December 31, 2014, in the Up 200 Scenario we estimated that net interest income would decrease $349,000, over a one year forecast horizon ending December 31, 2015.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2015 and December 31, 2014, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of March 31, 2015 and ending on March 31, 2016:

	Interest Rate Sensitivity as of March 31, 2015
	Base	Gradual Increase in Rates of 200 Basis Points
Projected interest income:
Loans	$47,729	$49,802
Investments	8,612	8,897
FHLB and FRB stock	185	185
Interest-bearing deposits in other financial institutions	163	820
Total interest Income	56,689	59,704

Projected interest expense:
Deposits	2,347	3,714
Federal funds purchased, line of credit and repurchase agreements	565	1,046
FHLB advances	693	758
Subordinated debentures	1,736	1,878
Total interest expense	5,341	7,396
Net interest income	$51,348	$52,308

Change from base		960
Percent change from base		1.87%

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2014 and ending December 31, 2015:

	Interest Rate Sensitivity as of December 31, 2014
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

Changes in Internal Control over Financial Reporting

There was no change in CBIN’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, CBIN’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the three months ended March 31, 2015.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of March 31, 2015, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan.  As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

COMMUNITY BANK SHARES OF INDIANA, INC.
(Registrant)

Dated: May 11, 2015	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2015	BY:	/s/ Paul. A. Chrisco
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

101*

The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 11, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014 (iv) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 and (vi) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of those sections, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.