Form 10-Q
period 2015-06-30
Your Community Bankshares, Inc.
filed 2015-08-10
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 0-25766

Your Community Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1938254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 W. Spring Street, New Albany, Indiana	47150
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   812-944-2224

Community Bank Shares of Indiana, Inc.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non- Accelerated Filer ☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,405,079 shares of common stock were outstanding as of August 7, 2015.

YOUR COMMUNITY BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$28,947	$12,872
Interest-bearing deposits in other financial institutions	32,383	6,808
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividend	—	11,341
Securities available for sale	398,292	202,177
Loans held for sale	390	—
Loans, net of allowance for loan losses of $8,045 and $6,465	996,971	597,110
Federal Home Loan Bank and Federal Reserve stock	3,807	4,964
Accrued interest receivable	5,083	3,152
Premises and equipment, net	31,462	18,124
Premises and equipment held for sale	5,635	—
Company owned life insurance	33,348	22,058
Goodwill	6,375	—
Core deposit intangible	5,634	682
Foreclosed and repossessed assets	8,354	4,431
Other assets	30,647	5,027
Total Assets	$1,587,328	$888,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$292,179	$200,142
Interest-bearing	1,014,357	450,802
Total deposits	1,306,536	650,944
Short-term borrowings	42,989	45,818
Subscription agreement proceeds in escrow	—	20,774
Other borrowings	83,000	67,000
Accrued interest payable	703	158
Other liabilities	8,741	4,504
Total liabilities	1,441,969	789,198

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2015 and 2014; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 5,776,244 and 3,863,937 shares issued in 2015 and 2014, respectively; 5,405,079 and 3,447,826 outstanding in 2015 and 2014, respectively	578	386
Additional paid-in capital	89,791	44,421
Retained earnings	33,228	32,110
Accumulated other comprehensive income	150	1,809
Treasury stock, at cost (2015- 371,165 shares, 2014- 416,111 shares)	(6,388)	(7,178)
Total shareholders’ equity	145,359	99,548
Total Liabilities and Shareholders’ Equity	$1,587,328	$888,746

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share data)
Interest and dividend income
Loans, including fees	$12,787	$7,098	$25,310	$13,722
Taxable securities	1,320	489	2,660	1,050
Tax-exempt securities	881	751	1,624	1,488
Federal Home Loan Bank and Federal Reserve dividends	69	63	164	116
Interest-bearing deposits in other financial institutions	49	9	104	35
Interest and dividend income	15,106	8,410	29,862	16,411

Interest expense
Deposits	580	267	1,154	520
Short-term borrowings	23	23	45	53
Other borrowings	589	183	1,265	376
Interest expense	1,192	473	2,464	949
Net interest income	13,914	7,937	27,398	15,462

Provision for loan losses	2,155	190	2,261	472

Net interest income after provision for loan losses	11,759	7,747	25,137	14,990

Non-interest income
Service charges on deposit accounts	1,669	835	3,060	1,627
Commission income	50	48	97	96
Net gain on sales of available for sale securities	—	1	51	296
Mortgage banking income	74	28	191	44
Earnings on company owned life insurance	253	168	505	332
Interchange income	476	330	920	600
Other income	130	130	240	222
Non-interest income	2,652	1,540	5,064	3,217

Non-interest expense
Salaries and employee benefits	5,086	3,366	14,205	6,733
Occupancy	1,200	549	2,827	1,249
Equipment	472	301	1,053	628
Data processing	921	663	2,735	1,329
Marketing and advertising	142	89	352	195
Legal and professional service fees	853	738	2,411	1,158
FDIC insurance premiums	372	129	645	293
Foreclosed assets, net	(95)	53	249	191
Other expense	1,524	641	3,922	1,304
Total non-interest expense	10,475	6,529	28,399	13,080
Income before income taxes	3,936	2,758	1,802	5,127

Income tax expense	371	610	(827)	867

Net income	3,565	2,148	2,629	4,260

Preferred stock dividend	(109)	(109)	(219)	(219)

Net income available to common shareholders	$3,456	$2,039	$2,410	$4,041

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share data)
Earnings per common share:
Basic	$0.64	$0.59	$0.45	$1.18
Diluted	$0.64	$0.59	$0.44	$1.17

Dividends per common share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$3,565	$2,148	$2,629	$4,260

Other comprehensive income (loss), net of tax
Unrealized gain on securities:
Unrealized gain (loss) arising during the period	(5,500)	2,116	(2,461)	4,045
Reclassification adjustment for gains included in net income	—	(1)	(51)	(296)
Net unrealized gains (losses)	(5,500)	2,115	(2,512)	3,749
Tax effect	1,871	(711)	855	(1,266)
Net of tax	(3,629)	1,404	(1,657)	2,483

Defined benefit pension plans:
Net gain (loss) arising during the period	(13)	16	(3)	6
Tax effect	4	(5)	1	(2)
Net of tax	(9)	11	(2)	4

Total other comprehensive income (loss)	(3,638)	1,415	(1,659)	2,487

Comprehensive income (loss)	$(73)	$3,563	$970	$6,747

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2015	$28,000	$386	$44,421	$32,110	$1,809	$(7,178)	$99,548
Net income	—	—	—	2,629	—	—	2,629
Other comprehensive loss	—	—	—	—	(1,659)	—	(1,659)
Assumption of First Financial Service Corporation’s preferred stock	12,309	—	—	—	—	—	12,309
Redemption of preferred stock	(12,309)	—	—	—	—	—	(12,309)
Issuance of common shares for acquisition of First Financial Service Corporation	—	80	21,446	—	—	—	21,526
Issuance of common shares	—	112	23,656	—	—	—	23,768
Dividends declared on common stock ($0.24 per share)	—	—	—	(1,292)	—	—	(1,292)
Dividends on preferred stock	—	—	—	(219)	—	—	(219)
Issuance of treasury stock under dividend reinvestment plan	—	—	37	—	—	63	100
Issuance of stock award shares	—	—	(384)	—	—	273	(111)
Stock options exercised	—	—	119	—	—	454	573
Stock award expense	—	—	441	—	—	—	441
Tax benefit from vesting of stock award shares	—	—	55	—	—	—	55
Balance, June 30, 2015	$28,000	$578	$89,791	$33,228	$150	$(6,388)	$145,359

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,629	$4,260
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,261	472
Depreciation and amortization	(459)	945
Net amortization of securities	1,002	240
Net gain on sales of available for sale securities	(51)	(296)
Mortgage loans originated for sale	(11,192)	(1,985)
Proceeds from mortgage loan sales	12,767	1,847
Net gain on sales of mortgage loans	(191)	(40)
Earnings on company owned life insurance	(505)	(332)
Stock award compensation expense	441	201
Net (gain) loss on disposition of premises and equipment	(171)	3
Net (gain) loss on disposition of foreclosed and repossessed assets	65	(53)
Net change in:
Accrued interest receivable	(292)	5
Accrued interest payable	(360)	(19)
Other assets	(1,345)	933
Other liabilities	(4,841)	1,591
Net cash from operating activities	(242)	7,772
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of First Financial Service Corporation, net	12,979	—
Net change in interest-bearing deposits	38,422	(7,831)
Available for sale securities:
Sales	38,877	32,757
Purchases	(42,001)	(28,886)
Maturities, prepayments and calls	27,126	7,230
Loan originations and payments, net	(5,831)	(28,359)
Proceeds from the sale of foreclosed and repossessed assets	8,754	1,289
Purchases of premises and equipment	(930)	(536)
Proceeds from the sale of premises and equipment	191	—
Additions to foreclosed and repossessed assets	—	(37)
Redemption of Federal Reserve and FHLB Stock	5,253	—
Purchase of Federal Reserve and FHLB stock	(16)	(9)
Net cash from investing activities	82,824	(24,382)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(48,175)	39,990
Net change in short-term borrowings	(2,829)	(8,263)
Proceeds from issuance of other borrowings	—	110,000
Repayment of other borrowings	(10,846)	(120,000)
Taxes paid on stock award shares for employees	(111)	(267)
Proceeds from stock options exercised	573	—
Issuance costs paid for common shares issued	(1,263)	—
Redemption of acquired preferred shares and dividends	(2,445)	—
Cash dividends paid on preferred shares	(219)	(181)
Cash dividends paid on common shares	(1,192)	(712)
Net cash from financing activities	(66,507)	20,567
Net change in cash and due from financial institutions	16,075	3,957
Cash and due from financial institutions at beginning of period	12,872	15,393
Cash and due from financial institutions at end of period	$28,947	$19,350

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Supplemental cash flow information:
Interest paid	$1,603	$968
Income taxes paid, net of refunds	—	345

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	10,197	1,240
Issuance of treasury shares under dividend reinvestment plan	63	80
Issuance of treasury shares for net settlement of stock options	63	29
Sale and financing of foreclosed and repossessed assets	683	—
Issuance of common shares	25,031	—
Redemption of preferred shares and unpaid dividends of First Financial Service Corporation	18,043	—
Declared, unpaid dividends on preferred stock	110	110

See accompanying notes to consolidated financial statements.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Presentation of Interim Information

Your Community Bankshares, Inc. (“we,” “our”, “us”, or “the Company”) is a bank holding company headquartered in New Albany, Indiana. Our wholly-owned banking subsidiaries are Your Community Bank (“Your Community Bank” or “YCB”), and The Scott County State Bank (“Scott County State Bank”).  YCB and SCSB (YCB and SCSB are at times collectively referred to herein as the “Banks”) are state-chartered commercial banks headquartered in New Albany, Indiana and Scottsburg, Indiana, respectively, and are both regulated by the Indiana Department of Financial Institutions.  Your Community Bank is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Office of Financial Institutions.  Scott County State Bank is also regulated by the Federal Reserve.  The Company formed a captive insurance company in 2012, CBIN Insurance, Inc., which issues policies to the Company’s subsidiaries to cover gaps in coverage and other risks not insured by its third-party provider.

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The total purchase price for FFKY was $21.9 million, consisting of $423,000 of cash and the issuance of 791,357 shares of the Company’s common stock valued at $21.5 million.  The acquisition was accounted for under the acquisition method of accounting.  Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $3.0 million of transaction and integration costs associated with the acquisition were expensed as incurred.  Based on the initial preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, $7.5 million of the purchase price was allocated to goodwill which is not considered deductible for tax purposes.

During the quarter ended June 30, 2015, management obtained information regarding the initial valuations of certain assets which were adjusted to reflect the revised estimated fair value resulting in adjusted goodwill of $6.4 million.  Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the FFKY acquisition is allocated as follows (in thousands):

	As Previously Reported	Recast Adjustments	As Recast
Cash and cash equivalents	$13,401	$—	$13,401
Interest-bearing deposits in other financial institutions	63,997	—	63,997
Securities available for sale	223,579	—	223,579
Loans held for sale	1,774	—	1,774
Loans	402,259	1,802	404,061
Federal Home Loan Bank Stock	4,080	—	4,080
Accrued interest receivable	1,639	—	1,639
Premises and equipment	20,216	(500)	19,716
Company owned life insurance	10,785	—	10,785
Foreclosed and repossessed assets	3,228	127	3,355
Core deposit intangible	5,667	—	5,667
Deferred tax assets	15,290	(260)	15,030
Other assets	7,786	—	7,786
Total assets acquired	773,701	1,169	774,870

Deposits	704,784	—	704,784
Other borrowings	26,489	—	26,489
Accrued interest payable	6,639	—	6,639
Other liabilities	9,076	—	9,076
Total liabilities assumed	746,988	—	746,988

Liquidation amount of preferred stock	12,309	—	12,309

Total identifiable net assets	14,404	1,169	15,573

Goodwill	7,544	(1,169)	6,375

	$21,948		$21,948

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Acquisition (Continued)

The following table presents unaudited pro-forma information below for the three and six month periods ended June 30, 2015 and 2014 and gives effect to the FFKY acquisition as if it had occurred on January 1, 2014.  The pro-forma financial information is not necessarily indicative of the results of operations had the acquisition occurred as of that date.  The 2015 pro-forma information was adjusted to exclude acquisition-related costs incurred during the period while 2014 was adjusted to include the costs.  Additionally, adjustments were made for interest income on loans and securities, interest expense on deposits and other borrowings assumed, amortization of intangibles arising from the transaction, and the related income tax effects.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In thousands except per share amounts)

Net interest income	$13,620	$14,506	$26,907	$28,689

Net income	$3,482	$650	$4,772	$902

Net income available to common shareholders	$3,373	$114	$4,553	$(197)

Basic earnings per share	$0.63	$0.02	$0.85	$(0.04)

Diluted earnings per share	$0.62	$0.02	$0.84	$(0.04)

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2015:
Securities available for sale:
State and municipal	$112,340	$3,993	$(982)	$115,351
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	246,598	607	(2,526)	244,679
U.S. Government sponsored entities and agencies	34,802	57	(216)	34,643
Corporate	3,359	14	—	3,373
Mutual funds	250	—	(4)	246
Total securities available for sale	$397,349	$4,671	$(3,728)	$398,292

December 31, 2014:
Securities available for sale:
State and municipal	$80,623	$5,002	$(174)	$85,451
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	108,377	690	(1,750)	107,317
U.S. Government sponsored entities and agencies	9,472	8	(319)	9,161
Mutual funds	250	—	(2)	248
Total securities available for sale	$198,722	$5,700	$(2,245)	$202,177

Sales of available for sale securities were as follows.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In thousands)
Proceeds	$—	$8,947	$38,877	$32,757
Gross gains	—	44	366	339
Gross losses	—	(43)	(315)	(43)

The tax provision applicable to these net realized gains amounted to $0 and $17,000 for the three and six months ended June 30, 2015, respectively, and $0 and $101,000 for the three and six months ended June 30, 2014, respectively.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at June 30, 2015 were as follows.  Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	June 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$946	$959
One to five years	13,000	13,216
Five to ten years	48,093	49,599
Beyond ten years	88,462	89,593
Residential mortgage-backed securities issued by U.S. Government sponsored entities	246,598	244,679
Mutual funds	250	246
Total	$397,349	$398,292

Securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2015
State and municipal	$37,778	$(808)	$2,912	$(174)	$40,690	$(982)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	119,965	(957)	49,303	(1,569)	169,268	(2,526)
U.S. Government sponsored entities and agencies	13,604	(44)	8,844	(172)	22,448	(216)
Mutual Funds	246	(4)	—	—	246	(4)
Total temporarily impaired	$171,593	$(1,813)	$61,059	$(1,915)	$232,652	$(3,728)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
December 31, 2014
State and municipal	$1,715	$(8)	$6,786	$(166)	$8,501	$(174)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	3,443	(20)	55,224	(1,730)	58,667	(1,750)
U.S. Government sponsored entities and agencies	—	—	8,699	(319)	8,699	(319)
Mutual funds	—	—	248	(2)	248	(2)
Total temporarily impaired	$5,158	$(28)	$70,957	$(2,217)	$76,115	$(2,245)

YOUR COMMUNITY BANKSHARES, INC.

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

As of June 30, 2015, the Company’s security portfolio consisted of 297 securities, 159 of which were in an unrealized loss position. The unrealized losses are related to the Company’s state and municipal, residential mortgage-backed securities issued by U.S. Government sponsored entities and agencies, and U.S. Government sponsored entities and agencies, as discussed below.

State and Municipal

At June 30, 2015 the Company had approximately $40.7 million of state and municipal securities with an unrealized loss of $982,000.  Of the 268 state and municipal securities in the Company’s portfolio, 266 had an investment grade rating as of June 30, 2015 while two were not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Residential mortgage-backed Securities issued by U.S. Government sponsored entities

At June 30, 2015, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

U.S. Government sponsored entities and agencies

At June 30, 2015, the unrealized losses in the Company’s U.S. Government sponsored entities and agencies securities portfolio were attributed to changes in interest rates and liquidity, and not due to credit quality.  Because the company does not have the intent to sell these securities and it is not likely that they will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2015.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans

Loans at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Commercial	$168,370	$123,727
Construction	87,153	42,848
Commercial real estate:
Owner occupied nonfarm/residential	156,932	112,405
Other nonfarm/residential	188,746	100,632
Residential real estate:
Secured by first liens	309,019	183,837
Home equity	73,593	34,850
Consumer	21,203	5,276
Subtotal	1,005,016	603,575
Less:
Allowance for loan losses	(8,045)	(6,465)
Loans, net	$996,971	$597,110

During 2015 and 2014, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

As discussed under Footnote 2 “Acquisition”, the above loan balances include loans purchased in the First Financial Service Corporation acquisition.  The composition of loans acquired as of June 30, 2015 is as follows:

June 30, 2015
(In thousands)
Commercial	$21,201
Construction	33,681
Commercial real estate:
Owner occupied nonfarm/residential	42,765
Other nonfarm/residential	81,905
Residential real estate:
Secured by first liens	122,925
Home equity	38,574
Consumer	13,666
Total Loans	$354,717

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Commercial	$493	$113
Construction	7,106	35
Commercial Real Estate	31,384	3,124
Residential Real Estate	14,614	4,890
Consumer	11	—
Carrying amount	$53,608	$8,162

There was no associated allowance for loan losses as of June 30, 2015 or December 31, 2014 for purchased credit impaired loans.

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance, beginning of period	$1,754	$491	$306	$545
New loans purchased	—	—	1,632	—
Accretion of income	(620)	(34)	(804)	(62)
Reclassifications from nonaccretable difference	315	419	315	419
Disposals	—	—	—	(26)
Balance, end of period	$1,449	$876	$1,449	$876

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2015 and 2014 (in thousands):

Three Months Ended June 30, 2015:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,219	$2,182	$1,468	$2,162	$89	$7,120
Provision for loan losses	2,386	(459)	(246)	459	15	2,155
Loans charged-off	(1,786)	(32)	1	(105)	(78)	(2,000)
Recoveries	22	521	61	51	115	770
Ending balance	$1,841	$2,212	$1,284	$2,567	$141	$8,045

Three Months Ended June 30, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,948	$2,460	$1,374	$2,523	$73	$8,378
Provision for loan losses	(227)	(19)	6	404	26	190
Loans charged-off	—	—	(23)	(135)	(52)	(210)
Recoveries	67	—	21	8	27	123
Ending balance	$1,788	$2,441	$1,378	$2,800	$74	$8,481

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and 2014 (in thousands):

Six Months Ended June 30, 2015:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$970	$1,992	$1,268	$2,133	$102	$6,465
Provision for loan losses	2,740	(269)	(832)	609	13	2,261
Loans charged-off	(1,910)	(32)	(1)	(252)	(151)	(2,346)
Recoveries	41	521	849	77	177	1,665
Ending balance	$1,841	$2,212	$1,284	$2,567	$141	$8,045

Six Months Ended June 30, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009
Provision for loan losses	(58)	164	(259)	587	38	472
Loans charged-off	(1)	—	(23)	(186)	(111)	(321)
Recoveries	90	67	95	16	53	321
Ending balance	$1,788	$2,441	$1,378	$2,800	$74	$8,481

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$158	$801	$69	$1,000	$9	$2,037
Collectively evaluated for impairment	1,683	1,411	1,215	1,567	132	6,008
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$1,841	$2,212	$1,284	$2,567	$141	$8,045

Loans:
Loans individually evaluated for impairment	$2,419	$5,323	$1,772	$5,650	$10	$15,174
Loans collectively evaluated for impairment	165,458	74,724	312,522	362,348	21,182	936,234
Loans acquired with deteriorated credit quality	493	7,106	31,384	14,614	11	53,608
Total ending loans balance	$168,370	$87,153	$345,678	$382,612	$21,203	$1,005,016

December 31, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$65	$790	$72	$736	$9	$1,672
Collectively evaluated for impairment	905	1,202	1,196	1,397	93	4,793
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$970	$1,992	$1,268	$2,133	$102	$6,465

Loans:
Loans individually evaluated for impairment	$4,251	$6,105	$1,822	$4,459	$10	$16,647
Loans collectively evaluated for impairment	119,363	36,708	208,091	209,338	5,266	578,766
Loans acquired with deteriorated credit quality	113	35	3,124	4,890	—	8,162
Total ending loans balance	$123,727	$42,848	$213,037	$218,687	$5,276	$603,575

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the six month period ending June 30, 2015 (in thousands):

June 30, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$2,885	$1,026	$—	$3,758	$2
Construction	2,420	1,646	—	3,150	16
Commercial real estate:
Owner occupied nonfarm/nonresidential	1,014	1,014	—	798	25
Other nonfarm/nonresidential	539	539	—	777	14
Residential real estate:
Secured by first liens	2,010	1,907	—	2,085	6
Home equity	102	102	—	39	—
Consumer	1	1	—	1	—
Total	$8,971	$6,235	$—	$10,608	$63

With an allowance recorded:
Commercial	$1,393	$1,393	$158	$533	$—
Construction	3,677	3,677	801	3,720	68
Commercial real estate:
Owner occupied nonfarm/nonresidential	219	219	69	207	4
Other nonfarm/nonresidential	—	—	—	—	—
Residential real estate:
Secured by first liens	2,982	2,903	771	2,126	33
Home equity	738	738	229	738	16
Consumer	9	9	9	9	—
Total	$9,018	$8,939	$2,037	$7,333	$121

YOUR COMMUNITY BANKSHARES, INC.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the information related to loans individually evaluated for impairment by class of loans for the three month period ending June 30, 2015:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$3,567	$—
Construction	3,546	8
Commercial real estate:
Owner occupied nonfarm/nonresidential	826	15
Other nonfarm/nonresidential	715	7
Residential real estate:
Secured by first liens	2,227	2
Home equity	51	—
Consumer	1	—
Total	$10,933	$32

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$744	$—
Construction	3,707	34
Commercial real estate:
Owner occupied nonfarm/nonresidential	220	2
Other nonfarm/nonresidential	—	—
Residential real estate:
Secured by first liens	2,237	16
Home equity	737	8
Consumer	9	—
Total	$7,654	$60

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans for the three and six month periods ending June 30, 2014:

	Three Months		Six Months
	Average Recorded Investment	Interest Income Recognized and Received	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$1,255	$23	$1,350	$23
Construction	2,330	8	2,313	15
Commercial real estate:
Owner occupied nonfarm/nonresidential	859	12	807	24
Other nonfarm/nonresidential	1,442	2	1,354	5
Residential real estate:
Secured by first liens	2,456	3	2,457	6
Home equity	138	1	345	2
Consumer	4	—	11	—
Total	$8,484	$49	$8,637	$75

With an allowance recorded:
Commercial	$3,013	$1	$2,991	$1
Construction	4,739	40	4,764	82
Commercial real estate:
Owner occupied nonfarm/nonresidential	184	2	186	4
Other nonfarm/nonresidential	—	—	—	—
Residential real estate:
Secured by first liens	2,140	20	2,018	32
Home equity	872	11	932	22
Consumer	24	—	29	—
Total	$10,972	$74	$10,920	$141

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$2,129	$—	$3,917	$—
Construction	2,951	—	2,045	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	281	—	90	—
Other nonfarm/nonresidential	1,920	—	—	—
Residential real estate:
Secured by first liens	4,103	220	1,218	—
Home equity	662	—	184	—
Consumer	59	—	81	—
Total	$12,105	$220	$7,535	$—

Of the loans on non-accrual status as of June 30, 2015, $6.0 million were acquired from First Financial Service Corporation.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loans:

June 30, 2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$378	$—	$2,129	$2,507	$165,863	$—
Construction	—	35	2,951	2,986	84,167	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	72	—	281	353	156,579	—
Other nonfarm/nonresidential	175	—	1,920	2,095	186,651	—
Residential real estate:
Secured by first liens	1,253	1,031	4,182	6,466	302,553	220
Home equity	622	119	662	1,403	72,190	—
Consumer	213	52	60	325	20,878	—
Total	$2,713	$1,237	$12,185	$16,135	$988,881	$220
Loans included in totals above acquired from First Financial Service Corporation	$870	$560	$6,114	$7,544	$347,173	$—

December 31, 2014:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$179	$13	$3,917	$4,109	$119,618	$—
Construction	62	—	2,045	2,107	40,741	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	—	—	90	90	112,315	—
Other nonfarm/nonresidential	—	—	—	—	100,632	—
Residential real estate:
Secured by first liens	2,817	1,171	1,218	5,206	178,631	—
Home equity	341	12	184	538	34,312	—
Consumer	16	—	81	97	5,179	—
Total	$3,416	$1,196	$7,535	$12,147	$591,428	$—

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings totaled $17.4 million and $11.9 million at June 30, 2015 and at December 31, 2014.  Of the total TDRs outstanding at June 30, 2015, $7.2 million were acquired from First Financial Service Corporation that have been modified by the Company subsequent to acquisition.   There were $2.6 million and $4.1 million TDRs on non-accrual as of June 30, 2015 and December 31, 2014.  The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2015 and December 31, 2014.

The detail of outstanding TDRs by class and modification type as of June 30, 2015 and December 31, 2014 follows (in thousands):

June 30, 2015:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Extended maturity	$2,134	$47
Multiple modifications	28	18
Construction:
Interest rate reduction	1,386	180
Extended maturity	2,971	—
Interest only payments	556	—
Multiple modifications	2,522	405
Commercial real estate:
Owner occupied nonfarm/nonresidential
Extended maturity	180	—
Interest only payments	174	67
Other nonfarm/nonresidential
Extended maturity	3,269	—
Multiple modifications	343	—
Residential real estate:
Secured by first liens
Interest rate reduction	320	138
Extended maturity	2,012	40
Multiple modifications	859	91
Home equity
Multiple modifications	638	214
Total	$17,392	$1,200

YOUR COMMUNITY BANKSHARES, INC.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms.  The following table summarizes the Company’s TDR’s by class, modification type and performance as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Performing to Modified Terms
Commercial:
Extended maturity	$—	$1,790	$1,790	$344
Multiple modifications	—	—	—	28
Construction:
Interest rate reduction	—	—	—	1,386
Extended maturity	—	—	—	2,971
Interest only payments	—	556	556	—
Multiple modifications	—	—	—	2,522
Commercial real estate:
Owner occupied nonfarm/nonresidential
Extended maturity	—	—	—	180
Interest only payments	—	—	—	174
Other nonfarm/nonresidential
Extended maturity	—	—	—	3,269
Multiple modifications	—	—	—	343
Residential:
Secured by first liens
Interest rate reduction	—	—	—	320
Extended maturity	—	—	—	2,012
Multiple modifications	220	—	220	639
Home equity
Multiple modifications	—	—	—	638
Total	$220	$2,346	$2,566	$14,826

YOUR COMMUNITY BANKSHARES, INC.

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

There were no trouble debt restructurings that defaulted within 12 months of modifications during the three and six months ended June 30, 2015 and June 30, 2014.

During the quarter and six months ended June 30, 2015, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2015 and 2014 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
June 30, 2015:
Construction:
Extended maturity	4	2,866	2,866	2,971	—
Commercial real estate:
Owner occupied nonfarm/nonresidential
Extended maturity	1	175	175	180	—
Other nonfarm/nonresidential
Extended maturity	3	2,840	2,840	2,731	—
Residential:
Secured by first liens
Extended maturity	2	1,529	1,529	1,543	—
Multiple modifications	1	615	615	611	—

June 30, 2014:
Residential:
Secured by first liens
Multiple modifications	1	31	31	31	—

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2015 and 2014 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
June 30, 2015:
Commercial:
Interest only payments	1	$53	$53	$10	$—
Construction:
Extended maturity	4	2,866	2,866	2,971	—
Commercial real estate:
Owner occupied nonfarm/nonresidential
Extended maturity	1	175	175	180	—
Other nonfarm/nonresidential
Extended maturity	3	2,840	2,840	2,731	—
Residential:
Secured by first liens
Extended maturity	2	1,529	1,529	1,543	—
Multiple modifications	1	615	615	611	—

June 30, 2014:
Commercial:
Interest only payments	1	$556	$556	$556	$—
Residential:
Secured by first liens
Multiple modifications	1	31	31	31	—

YOUR COMMUNITY BANKSHARES, INC.

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

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans.  The risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2015 and December 31, 2014 is as follows:

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

June 30, 2015:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$6,814	$3,988	$157,568	$168,370
Construction	3,137	12,399	71,617	87,153
Commercial real estate:
Owner occupied nonfarm/residential	4,685	8,673	143,574	156,932
Other nonfarm/residential	13,088	20,619	155,039	188,746
Residential real estate:
Secured by first liens	21,314	10,144	277,561	309,019
Home equity	514	2,194	70,885	73,593
Consumer	3	104	21,096	21,203
Total	$49,555	$58,121	$897,340	$1,005,016

Loans included in totals above acquired First Financial Service Corporation	$4,989	$42,203	$307,525	$354,717

December 31, 2014:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$6,394	$3,930	$113,403	$123,727
Construction	3,476	6,105	33,267	42,848
Commercial real estate:
Owner occupied nonfarm/residential	7,144	742	104,519	112,405
Other nonfarm/residential	9,583	551	90,498	100,632
Residential real estate:
Secured by first liens	16,590	3,502	163,745	183,837
Home equity	647	802	33,401	34,850
Consumer	2	107	5,167	5,276
Total	$43,836	$15,739	$544,000	$603,575

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.   Foreclosed and Repossessed Assets

The following table presents the major categories of foreclosed and repossessed assets Foreclosed and repossessed asset activity was as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Construction	$1,577	$1,407
Commercial real estate:
Owner occupied nonfarm/residential	708	2,036
Other nonfarm/residential	4,536	588
Residential real estate:
Secured by first liens	1,398	400
Consumer	135	—
	$8,354	$4,431

Foreclosed and repossessed asset activity was as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In thousands)
Balance as of January 1	$15,818	$6,334	$4,431	$5,988
Loans transferred to foreclosed and repossessed assets	711	263	10,197	1,240
Foreclosed and repossessed assets acquired from First Financial Service Corporation	—	—	3,228	—
Direct write-downs	(12)	—	(75)	—
Sales	(8,163)	(568)	(9,427)	(1,199)
Balance as of June 30	$8,354	$6,029	$8,354	$6,029

Expenses for the three and six months ended June 30, 2015 and 2014 related to foreclosed and repossessed assets include:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In thousands)
Net gain on sales	$(21)	$(68)	$(10)	$(53)
Direct write-downs	12	—	75	—
Operating expenses, net of rental income	(86)	121	184	244
	$(95)	$53	$249	$191

The Company was in process of foreclosure of residential real estate loans with outstanding balances of $2.0 million and $805,000 as June 30, 2015 and December 31, 2014, respectively.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.   Deposits

Deposits at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)

Demand (NOW)	$318,134	$124,625
Money market accounts	220,477	145,731
Savings	136,400	49,088
Time deposits $250,000 and over	47,906	26,018
Time deposits less than $250,000	291,440	105,340
Total interest bearing deposits	1,014,357	450,802
Total non-interest bearing deposits	292,179	200,142
Total deposits	$1,306,536	$650,944

7.   Earnings Per Common Share

Earnings per common share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except for share and per share amounts)
Basic:
Net income	$3,565	$2,148	$2,629	$4,260
Preferred stock dividend	(109)	(109)	(219)	(219)
Net income available to common shareholders	$3,456	$2,039	$2,410	$4,041
Average shares outstanding	5,383,887	3,438,794	5,379,379	3,430,025
Net income per common share, basic	$0.64	$0.59	$0.45	$1.18

Diluted:
Net income available to common shareholders	$3,456	$2,039	$2,410	$4,041
Average shares:
Common shares outstanding for basic	5,383,887	3,438,794	5,379,379	3,430,025
Add: Dilutive effects of outstanding stock options	18,357	16,669	18,048	26,129
Add: Dilutive effects of outstanding stock awards	35,358	12,961	29,082	5,134
Average dilutive potential common shares	5,437,602	3,468,424	5,426,509	3,461,288
Net income per common share, diluted	$0.64	$0.59	$0.44	$1.17

No stock options were excluded from the calculation of diluted net income per common share for the three months ended June 30, 2015 and 2014.  Stock options for 0 and 54,000 shares of common stock were excluded from the calculation of diluted net income per common share for the six months ended June 30, 2015 and 2014, respectively, because their effect was antidilutive.

No restricted share awards were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2015 and 2014.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.   Stock-Based Compensation Plans

Our stock award plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 435,000 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2015 and December 31, 2014 was $399,000 and $518,000, respectively. There was no remaining compensation cost related to unvested options as of June 30, 2015 and December 31, 2014.  The Company did not recognize expense for stock options for the three and six months ended June 30, 2015 and 2014, respectively.  The Company has options vested and expected to vest of 77,000 with aggregate intrinsic value of $399,000 and a weighted average remaining contractual term of 1.5 years as of June 30, 2015.  As of December 31, 2014, the Company had options vested and expected to vest of 123,500 which had an aggregate intrinsic value of $518,000 and a weighted average remaining contractual term of 1.4 years.  During the six months ended June 30, 2015, no options were granted or forfeited, 7,700 options expired, and 38,800 stock options were exercised.  The Company received proceeds of $591,000 for the exercise of 23,300 stock options while the remainder were exercised using the cashless option, with the Company issuing net shares to the option holders.

For the three and six months ended June 30, 2015, we recognized $239,000 and $441,000 in expense for restricted stock units, respectively.  During the three months ended June 30, 2015, we granted 65,000 restricted stock units while 300 units were forfeited.  During the six months ended June 30, 2015, 66,800 restricted stock units were granted while 300 units were forfeited.  The restricted stock units granted during the three months and six months ended June 30, 2015 had an aggregate fair value of $1.8 million and $1.9 million, respectively.  Of the total awards granted during the six months ended June 30, 2015, 19,300 of awards vest in 2015, 17,150 vest in 2016, 13,550 vest in 2017, and 16,800 vest in 2018. The fair value of the restricted stock awards was calculated based on the Company’s stock price at the date of issuance.  At June 30, 2015, there were 142,375 outstanding and unvested restricted stock units.  For the three and six months ended June 30, 2014, we recognized $101,000 and $201,000 in expense for restricted stock awards, respectively.

YOUR COMMUNITY BANKSHARES, INC.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2015):
Available for sale securities:
State and municipal	$115,351	$—	115,351	$—
U.S. Government sponsored entities and agencies	34,643	—	34,643	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	244,679	—	244,679	—
Corporate	3,373	—	3,373	—
Mutual Funds	246	—	246	—
Total available for sale securities	$398,292	$—	$398,292	$—

Assets (December 31, 2014):
Available for sale securities:
State and municipal	$85,451	$—	$85,451	$—
U.S. Government sponsored entities and agencies	9,161	—	9,161	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	107,317	—	107,317	—
Mutual Funds	248	—	248	—
Total available for sale securities	$202,177	$—	$202,177	$—

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2015):
Impaired loans:
Commercial	$928	$—	$—	$928
Construction	1,382	—	—	1,382
Commercial real estate:
Owner Occupied nonfarm/nonresidential	192	—	—	192
Residential real estate:
Secured by first liens	2,087	—	—	2,087
Home equity	84	—	—	84

Foreclosed and repossessed assets:
Commercial real estate:
Other nonfarm/nonresidential	204	—	—	204

Assets (December 31, 2014):
Impaired loans:
Commercial	$47	$—	$—	$47
Construction	1,426	—	—	1,426
Commercial real estate:
Owner Occupied nonfarm/nonresidential	108	—	—	108
Residential real estate:
Secured by first liens	1,338	—	—	1,338
Home equity	84	—	—	84

Foreclosed and repossessed assets:
Construction	1,407	—	—	1,407
Commercial real estate:
Owner occupied nonfarm/nonresidential	2,036	—	—	2,036
Other nonfarm/nonresidential	588	—	—	588
Residential real estate:
Secured by first liens	400	—	—	400

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans.  The Company’s collateral dependent impaired loans had a carrying value of $6.0 million as of June 30, 2015 with a valuation allowance of $1.4 million, resulting in provision for loan losses of $2.2 million for the three and six months ended June 30, 2015.  The Company recorded $192,000 and $452,000 in provision for loan losses for collateral-dependent impaired loans for the three and six months ended June 30, 2014.  Impaired loans totaled $15.0 million as of December 31, 2014, which included collateral dependent loans with a carrying value of $4.1 million and a valuation allowance of $1.1 million.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three and six months ended June 30, 2015 the Company recognized charges to write down foreclosed and repossessed assets to their fair value of $12,000 and $75,000, respectively and did not write down foreclosed and repossessed assets for the three and six months ended June 30, 2014.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
June 30, 2015:
Impaired Loans:
Commercial	$928	Sales comparison approach	Adjustments for differences between comparable sales	28%
Construction	1,382	Sales comparison approach	Adjustments for differences between comparable sales	23%-55% (48%)
Commercial real estate	192	Income capitalization approach	Capitalization rate	26%
Residential real estate	2,171	Sales comparison approach	Adjustments for differences between comparable sales	14%-84% (33%)
Foreclosed and repossessed assets:
Commercial real estate	$204	Sales comparison approach	Adjustments for differences between comparable sales	30%-33% (33%)

YOUR COMMUNITY BANKSHARES, INC.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments at June 30, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2015:
Financial assets:
Cash and due from financial institutions	$28,947	$28,947	$—	$—	$28,947
Interest-bearing deposits in other financial institutions	32,383	32,383	—	—	32,383
Securities available for sale	398,292	—	398,292	—	398,292
Loans held for sale	390	—	399	—	399
Loans, net	996,971	—	—	1,027,089	1,027,089
Accrued interest receivable	5,083	16	1,737	3,330	5,083
Federal Home Loan Bank and Federal Reserve Stock	3,807	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	1,306,536	—	1,323,485	—	1,323,485
Short-term borrowings	42,989	—	43,498	—	43,498
Other borrowings	83,000	—	53,261	23,993	77,254
Accrued interest payable	703	—	308	395	703

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2014:
Financial assets:
Cash and due from financial institutions	$12,872	$12,872	$—	$—	$12,872
Interest-bearing deposits in other financial institutions	6,808	6,808	—	—	6,808
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends	11,341	11,341	—	—	11,341
Securities available for sale	202,177	—	202,177	—	202,177
Loans, net	597,110	—	—	606,554	606,554
Accrued interest receivable	3,152	—	1,016	2,136	3,152
Federal Home Loan Bank and Federal Reserve Stock	4,964	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	650,944	—	654,986	—	654,986
Short-term borrowings	45,818	—	45,744	—	45,744
Other borrowings	67,000	—	50,061	9,836	59,897
Accrued interest payable	158		140	18	158

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

(d) Deposits

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

(e) Other Borrowings

The fair values of the Company’s other borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(f) Short-Term Borrowings

The fair values of the Company’s short-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification depending upon the classification of the associated asset or liability.

(h) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the three month periods ended June 30, 2015 and 2014 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
June 30, 2015:
Balance, beginning of period	$4,252	$(464)	$3,788
Other comprehensive loss before reclassifications	(3,629)	(6)	(3,635)
Amounts reclassified from accumulated other comprehensive income	—	(3)	(3)
Balance, end of period	$623	$(473)	$150

June 30, 2014:
Balance, beginning of period	$(285)	$(376)	$(661)
Other comprehensive income (loss) before reclassifications	1,405	25	1,430
Amounts reclassified from accumulated other comprehensive income	(1)	(14)	(15)
Balance, end of period	$1,119	$(365)	$754

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the six month periods ended June 30, 2015 and 2014 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
June 30, 2015:
Balance, beginning of period	$2,280	$(471)	$1,809
Other comprehensive income (loss) before reclassifications	(1,623)	3	(1,620)
Amounts reclassified from accumulated other comprehensive income	(34)	(5)	(39)
Balance, end of period	$623	$(473)	$150

June 30, 2014:
Balance, beginning of period	$(1,364)	$(369)	$(1,733)
Other comprehensive income before reclassifications	2,678	11	2,689
Amounts reclassified from accumulated other comprehensive income	(195)	(7)	(202)
Balance, end of period	$1,119	$(365)	$754

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated other comprehensive income (loss)

The following is a detail of amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ending June 30, 2015 and 2014:

June 30, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)

Amortization of defined benefit pension plan unrecognized loss	$4	Salaries and employee benefits
	(1)	Income tax expense
	$(3)	Net of tax

Total reclassifications for the period	$(3)	Net of tax

June 30, 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(1)	Net gain on sales of available-for-sale securities
	—	Income tax expense
	$(1)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$(21)	Salaries and employee benefits
	7	Income tax expense
	$(14)	Net of tax

Total reclassifications for the period	$(15)	Net of tax

The following is a detail of amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six months ending June 30, 2015 and 2014:

June 30, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(51)	Net gain on sales of available-for-sale securities
	17	Income tax expense
	$(34)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$(8)	Salaries and employee benefits
	3	Income tax expense
	$(5)	Net of tax

Total reclassifications for the period	$(39)	Net of tax

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated other comprehensive income (loss)

June 30, 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(296)	Net gain on sales of available-for-sale securities
	101	Income tax expense
	$(195)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$(10)	Salaries and employee benefits
	3	Income tax expense
	$(7)	Net of tax

Total reclassifications for the period	$(202)	Net of tax

11.  Repurchase agreements

Repurchase agreements totaled $43.0 million as of June 30, 2015 and consisted entirely of overnight obligations.  The Company pledged residential mortgage-backed agencies issued by U.S. Government sponsored entities with a carrying amount of $48.8 million to secure repurchase agreements as of June 30, 2015.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOUR COMMUNITY BANKSHARES, INC.

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

Financial Condition

Total assets of the Company increased to $1.587 billion as of June 30, 2015 from $888.7 million as of December 31, 2014 due to the acquisition of First Financial Service Corporation (“First Financial”) on January 1, 2015.  Most categories of assets were impacted by the acquisition, primarily net loans which increased to $997.0 million at June 30, 2015 from $597.1 million as of December 31, 2014 and securities available for sale which increased to $398.3 million from $202.2 million over the same periods.  In connection with the acquisition, the Company recorded goodwill of $6.4 million after determining the fair value of assets acquired and liabilities assumed.  The Company is still in the process of gathering information about the day one fair values of assets acquired and liabilities assumed which are subject to change during the measurement period.  See footnote 2 to the Company’s consolidated financial statements for further information on the acquisition of First Financial.

Net loans increased $399.9 million to $997.0 million as of June 30, 2015 from $597.1 million as of December 31, 2014.  As previously discussed, the biggest driver of the increase was the acquisition of First Financial.  The Company determined the fair value of loans acquired in the transaction was $404.2 million which included a non-accretable yield adjustment of $18.0 million on purchased credit impaired loans and an accretable yield adjustment of $6.1 million (see footnote 4 to the consolidated financial statements for more information on acquired loans).

Securities available for sale increased to $398.3 million at June 30, 2015 from $202.2 million as of December 31, 2014 due to the acquisition of investments with a fair value of $223.6 million and purchases of $42.0 million during 2015.  During the six months ended June 30, 2015, the Company sold $38.9 million of securities primarily to conform the acquired portfolio to the Company’s investment policy and overall strategic plan.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits increased to $1.307 billion at June 30, 2015 from $650.9 million at December 31, 2014 as deposits with a fair value of $704.8 million were assumed in the First Financial transaction.  Excluding the assumption of First Financial’s deposits, total deposits decreased by $48.2 million as the Company repriced the higher costing deposits assumed from First Financial resulting in deposit run-off.

Net Income Available to Common Shareholders.  Net income available to common shareholders increased to $3.5 million for the three months ended June 30, 2015 from $2.0 million for the same period in 2014.  Basic and diluted earnings per common share increased to $0.64 per share for the second quarter of 2015 as compared to $0.59 per common share for the second quarter of 2014.  The increase in net income available to common shareholders was mostly attributable to the acquisition of First Financial in the first quarter which led to increases in net interest income of $6.0 million and non-interest income of $1.1 million, offset by increases in non-interest expense of $3.9 million and provision for loan losses of $2.0 million.  The annualized return on average assets and average shareholders’ equity were 0.89% and 9.75% for the three months ended June 30, 2015, respectively, compared to 1.00% and 9.25% for the equivalent period in 2014.

Net income available to common shareholders for the six month period ended June 30, 2015 decreased to $2.4 million from $4.0 million in the equivalent period in 2014.  Basic earnings per share was $0.45 and diluted earnings per common share was $0.44 in 2015, a decrease from basic and diluted earnings per share of $1.18 and $1.17, respectively, in 2014.  The decrease in net income available to common shareholders was attributable to merger and integration charges of $3.8 million recognized in non-interest expense in the first quarter of 2015 associated with the First Financial transaction.  In addition to the increase in non-interest expense to $28.4 million in 2015 from $13.1 million 2014, net income available to common shareholders declined due to an increase in provision for loan losses of $1.8 million to $2.3 million, offset by increases in net interest income of $11.9 million and non-interest income of $1.8 million.  The annualized return on average assets and shareholders’ equity were 0.33% and 3.60% for the six months ended June 30, 2015, respectively, compared to 1.01% and 9.36% for the equivalent period in 2014.

Net interest income.  Net interest income increased by $6.0 million to $13.9 million for the second quarter of 2015 compared to 2014, while the Company’s net interest margin on a fully taxable equivalent basis decreased from 4.19% in 2014 to 4.04% in 2015.  The growth in net interest income was due to average earning assets increasing to $1.441 billion in 2015 from $796.5 million as a result of the First Financial acquisition.  The average balances for all earnings assets and interest-bearing liabilities increased, with the exception of short-term borrowings, from the same period in 2014.  The yield on earning assets on a fully taxable equivalent basis declined to 4.37% in 2015 from 4.43% in 2014 due to a higher average balance in low earning interest-bearing deposits in other financial institutions.  In anticipation of a reduction in time deposits assumed from First Financial due to rate reductions at maturity, the Company has maintained higher on balance sheet liquidity.  Also impacting the yield on interest earning assets was accretion of $1.0 million on acquired loans in 2015 compared to $61,000 in 2014.  The average balance of interest-bearing liabilities increased to $1.163 billion with an average cost of 0.41% in 2015 compared to $573.5 million and 0.33% in 2014.  The increase in the average balance and cost between the periods was the assumption of First Financial’s liabilities which generally were higher costing compared to the legacy deposits of the Company.  Offsetting the higher contractual rates of liabilities assumed was accretion of $573,000 recognized for time deposits and other borrowings.

Net interest income for the six months ended June 30, 2015 increased to $27.4 million from $15.5 million while the net interest margin on a fully taxable equivalent basis declined to 3.95%     in 2015 from 4.14% in 2014.  The increase in net interest income was due to the increase in average interest earning assets over the period as a result of the aforementioned First Financial acquisition.  Average earning assets increased to $1.453 billion for the period ending June 30, 2015 with the majority of the increase in net loans to $997.2 million and securities available for sale to $394.4 million.  The Company’s yield on earning assets was lower period to period due to an increase in interest-bearing deposits in other financial institutions which had an average balance of $55.5 million yielding 0.38% in 2015 compared to an average balance of $13.3 million and average yield of 0.53% in 2014.  Also impacting the yield was accretion recognized on loans of $1.6 million in 2015 compared to $106,000 in 2014.   Average interest-bearing liabilities increased to $1.182 billion for the six months ended June 30, 2015 compared to $570.7 million in 2014 while the average cost increased to 0.42% from 0.34% over the respective periods.  The increase in average balance and cost was the assumption of deposits from First Financial which had higher costs than the Company’s legacy funding.  The Company’s cost of funds for 2015 was reduced due to accretion recognized during 2015 of $1.2 million, primarily on time deposits.

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

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$48,008	$49	0.41%	$13,433	$9	0.26%
Taxable securities	288,420	1,320	1.84	112,139	489	1.75
Tax-exempt securities	98,423	1,355	5.52	81,619	1,138	5.59
Total loans and fees (1) (2)	1,000,865	12,902	5.17	583,345	7,098	4.88
FHLB and Federal Reserve stock	4,860	69	5.69	5,962	63	4.24
Total earning assets	1,440,576	15,695	4.37	796,498	8,797	4.43

Less: Allowance for loan losses	(7,532)			(8,501)
Non-earning assets:
Cash and due from banks	35,902			16,788
Bank premises and equipment, net	37,778			18,376
Other assets	96,967			39,963
Total assets	$1,603,691			$863,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$688,831	$162	0.15%	$329,190	$162	0.20%
Time deposits	352,394	105	0.36	144,331	105	0.29
Short-term borrowings	39,033	23	0.24	39,813	23	0.23
Other borrowings	83,170	82	2.84	60,187	183	1.22
Total interest-bearing liabilities	1,163,428	1,192	0.41	573,521	473	0.33

Non-interest bearing liabilities:
Non-interest demand deposits	283,101			191,466
Accrued interest payable and other liabilities	10,453			4,968
Stockholders’ equity	146,709			93,169
Total liabilities and stockholders’ equity	$1,603,691			$863,124

Net interest income (taxable equivalent basis)		$14,503			$8,324
Less: taxable equivalent adjustment		(589)			(387)
Net interest income		$13,914			$7,937
Net interest spread			3.96%			4.10%
Net interest margin			4.04			4.19

(1)                The amount of direct loan origination cost included in interest on loans was $75 and $99 for the three months ended June 30, 2015 and 2014.

(2)                Calculations include non-accruing loans in the average loan amounts outstanding.

(3)                The amount of accretion recorded for acquired loans included in interest income was $1,016 and $61 for the three months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$55,508	$104	0.38%	$13,304	$35	0.53%
Taxable securities	303,474	2,660	1.77	116,686	1,050	1.81
Tax-exempt securities	90,862	2,498	5.54	80,301	2,254	5.66
Total loans and fees (1) (2)	997,221	25,527	5.16	574,042	13,722	4.82
FHLB and Federal Reserve stock	5,667	164	5.84	5,959	116	3.92
Total earning assets	1,452,732	30,953	4.30	790,292	17,177	4.38

Less: Allowance for loan losses	(7,187)			(8,491)
Non-earning assets:
Cash and due from banks	37,436			13,446
Bank premises and equipment, net	37,956			18,425
Other assets	99,279			40,701
Total assets	$1,620,216			$854,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$692,940	$530	0.15%	$319,487	$304	0.19%
Time deposits	364,743	624	0.34	146,383	216	0.30
Short-term borrowings	38,645	45	0.23	42,586	53	0.25
Other borrowings	85,571	1,265	2.98	62,249	376	1.22
Total interest-bearing liabilities	1,181,899	2,464	0.42	570,705	949	0.34

Non-interest bearing liabilities:
Non-interest demand deposits	281,499			187,298
Accrued interest payable and other liabilities	9,737			4,592
Stockholders’ equity	147,081			91,778
Total liabilities and stockholders’ equity	$1,620,216			$854,373

Net interest income (taxable equivalent basis)		$28,489			$16,228
Less: taxable equivalent adjustment		(1,091)			(766)
Net interest income		$27,398			$15,462
Net interest spread			3.88%			4.04%
Net interest margin			3.95			4.14

(1)                The amount of direct loan origination cost included in interest on loans was $96 and $198 for the six months ended June 30, 2015 and 2014.

(2)                Calculations include non-accruing loans in the average loan amounts outstanding.

(3)                The amount of accretion recorded for acquired loans included in interest income was $1,617 and $106 for the six months ended June 30, 2015 and 2014.

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

	Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014 Increase/(Decrease) Due to			Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$40	$33	$7	$69	$82	$(13)
Taxable securities	831	806	25	1,610	1,638	(28)
Tax-exempt securities	217	232	(15)	244	291	(47)
Total loans and fees	5,804	5,359	445	11,805	10,770	1,035
FHLB and Federal Reserve stock	6	(13)	19	48	(6)	54
Total increase in interest income	6,898	6,417	481	13,776	12,775	1,001
Interest expense:
Savings and other	104	145	(41)	226	296	(70)
Time Deposits	211	181	30	408	369	39
Short-term borrowings	—	—	—	(8)	(5)	(3)
Other borrowings	405	91	314	889	183	706
Total increase in interest expense	720	417	303	1,515	843	672
Increase in net interest income	$6,178	$6,000	$178	$12,261	$11,932	$329

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

Summary of Loan Loss Experience:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Activity for the period ended:
Beginning balance	$7,120	$8,378	$6,465	$8,009
Charge-offs:
Residential real estate	(71)	(93)	(204)	(144)
Commercial real estate	1	(23)	(1)	(23)
Construction	(32)	—	(32)	—
Commercial business	(1,786)	—	(1,910)	(1)
Home equity	(34)	(42)	(48)	(42)
Consumer	(78)	(52)	(151)	(111)
Total	(2,000)	(210)	(2,346)	(321)

Recoveries:
Residential real estate	43	2	48	7
Commercial real estate	61	21	849	95
Construction	521	—	521	67
Commercial business	22	67	41	90
Home equity	8	6	29	9
Consumer	115	27	177	53
Total	770	123	1,665	321
Net loan charge-offs	(1,230)	(87)	(681)	—
Provision for loan losses	2,155	190	2,261	472

Ending balance	$8,045	$8,481	$8,045	$8,481

Provision for loan losses increased to $2.2 million and $2.3 million for the three and six months ending June 30, 2015 from $190,000 and $472,000 for the same periods in 2014.  Net charge-offs for the three and six months ended June 30, 2015 were $1.2 million and $681,000 compared to $87,000 and $0 in 2014.  Net-charge-offs for the six months ended June 30, 2015 increased from 2014 due to a $1.7 million charge-off for one credit relationship, or the full amount of allocated reserves during the second quarter of 2015.  The Company’s non-performing loans increased to $12.1 million as of June 30, 2015 from $7.8 million as of December 31, 2014 due primarily to the acquisition of loans acquired from First Financial which comprised $6.0 million of the total non-performing loans at June 30, 2015.  The increase in the Company’s provision for loan losses for the three and six months ended June 30, 2015 was due primarily to the allocation and charge-off of $1.7 million for one credit in the second quarter of 2015.  The Company recognized the additional provision for the credit due to updated information obtained in the second quarter about the value of the collateral securing the loan and immediately charged-off the allocation as the loan is considered collateral dependent.  Subsequent to the charge-off, the loan had a remaining carrying amount of $890,000 and was included in the Company’s non-accrual loans as of June 30, 2015.  Currently, the Company does not have an allocation for loan losses for this credit.  Additionally, the provision for loan losses for the three and six months in 2015 was negatively impacted by the aforementioned $1.7 million charge-off.   The Company allocates allowance for loan losses for loans collectively evaluated for impairment by using its average three year charge-off history, adjusted for certain qualitative factors.  As the Company’s charge-offs increase for a loan class, the amount allocated increases as well. The $1.7 million charge-off impacted the Company’s allocation for commercial loans collectively evaluated for impairment only.

The Company’s classified loans (substandard and doubtful) increased to $58.1 million as of June 30, 2015 from $15.7 million as of December 31, 2014 while criticized loans (watch and special mention) increased to $49.6 million from $43.8 million.  The increase in both was due to the acquisition of loans from First Financial which accounted for $42.2 million of the Company’s classified loans and $5.0 million of its criticized loans.  As of June 30, 2015, the Company had $53.6 million in purchased credit impaired loans, the majority of which were acquired from First Financial (see footnote 2 to Company’s consolidated financial statements for more information).   Due to the aforementioned provision and charge-off activity, the allowance for loan losses as a percentage of loans decreased to 0.81% of loans as of June 30, 2015 from 1.07% at December 31, 2014.  Excluding acquired loans, the Company’s allowance as a percentage of loans was 1.29% at June 30, 2015.

Asset Quality.  Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  TDR’s totaled $17.4 million at June 30, 2015 and $11.9 million December 31, 2014, while $2.3 million and $4.1 million were included in the Company’s non-accrual loans as of the same dates, respectively.

The Company’s non-performing assets as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)

Loans on non-accrual status	$12,105	$7,535
Loans past due over 90 days still on accrual	220	—
Total non-performing loans	12,325	7,535
Foreclosed and repossessed assets	8,354	4,431
Total non-performing assets	$20,679	$11,966

Non-performing loans to total loans	1.23%	1.25%
Non-performing assets to total loans	22.06	1.98
Allowance as a percent of non-performing loans	65.27	85.79
Allowance as a percent of total loans	0.80	1.07

Included in the totals above for June 30, 2015 were non-accrual loans with a carrying amount of $6.0 million and foreclosed and repossessed assets of $4.7 million that were acquired from First Financial Service Corporation.

Non-interest income.  Non-interest income increased to $2.7 million for the second quarter of 2015 from $1.5 million for the equivalent period in 2014.  The increase was driven primarily by service charges on deposit accounts and interchange income as well as earnings on company owned life insurance.  Service charges on deposit accounts increased to $1.7 million in 2015 from $835,000 in 2014 while interchange income increased to $476,000 from $330,000 over the respective periods.  The increase in both categories was directly attributable to the assumed deposit accounts from First Financial and the corresponding interchange activity.  Earnings on bank owned life insurance increased to $253,000 in 2015 from $168,000 in 2014 as the Company acquired $10.8 million in bank owned life insurance in connection with the First Financial acquisition.

Non-interest income increased by $1.8 million to $5.1 million for the six months ended June 30, 2015 from $3.2 million in 2014 due to increases in service charges on deposit accounts of $1.4 million, earnings on bank owned life insurance of $173,000, and interchange income of $320,000, offset by a decrease in net gains on sales of available for sale securities of $245,000.  As previously discussed, the increase in service charges on deposit accounts and interchange income was driven by the assumption of deposits from First Financial and the corresponding increase in transaction volume driving interchange and service fee income.  Earnings on bank owned life insurance were higher in 2015 due to the aforementioned acquisition of First Financial’s life insurance policies in the first quarter of 2015.  Net gains on sales of securities declined to $51,000 for the first six months of 2015 compared to $296,000 in 2014 while sales of securities increased to $38.9 million from $32.8 million over the respective periods.  Most of the securities sold were acquired from First Financial and were disposed shortly after acquisition resulting in minimal fluctuation between the acquisition date fair value and disposition.  The Company sold securities to conform the merged portfolio to policy and investment strategy.

Non-interest expense.  Non-interest expense increased to $10.5 million for the three months ended June 30, 2015 from $6.5 million in 2014 due to increases salaries and employee benefits, occupancy expenses, data processing, FDIC insurance premiums, and other expenses, offset by a decrease in foreclosed assets, net expense.  Salaries and employee benefits was $5.1 million in 2015 compared to $3.4 million in 2014 and is attributable to an increase in employees associated with the acquisition of First Financial.  Total full time equivalent employees increased to 329 as of June 30, 2015 from 198 at June 30, 2014 with corresponding increases in compensation, insurance expense, taxes, and other benefits.  Occupancy expense was $1.2 million in 2015, an increase from $549,000 in 2014 as the number of branches operated by the Company increased to 41 as a result of the First Financial acquisition with corresponding increases to rent expense, depreciation, and utilities.  Data processing expense was $921,000 for the second quarter of 2015 as compared to $663,000 in 2014 and was primarily driven by charges for core processing which is based, in part, on the number of loan and deposit accounts.  FDIC insurance premiums were $372,000 in 2015, an increase from $129,000 in 2014 due to a larger assessment base from the First Financial acquisition.  Other expenses were $1.5 million in 2015, an increase from $641,000 as the Company recognized increases advertising and marketing, other taxes and assessments, and amortization of core deposit intangibles.  Other foreclosed assets, net was $(95,000) in 2015 compared to $53,000 in 2014 due to a decrease in expenses including property taxes and maintenance, an increase in rental income from foreclosed properties, and net gains recorded during the quarter.

Non-interest expense was $28.3 million for the six months ended June 30, 2015, an increase of $15.3 million from $13.1 million in 2014 as all categories were impacted by the acquisition of First Financial and the corresponding merger and integration charges.  Salaries and employee benefits rose to $14.2 million for 2015 from $6.7 million in 2014 due to the increase in full time equivalent employees to 329 as of June 30, 2015 from 210 at December 31, 2014.  Additionally, the Company incurred $2.1 million of expense in the first six months associated with severance and change in control payments.  Occupancy expense was $2.8 million in 2015 compared to $1.3 million in 2014 as the Company acquired additional branches in the First Financial transaction and recognized $310,000 in merger and integration expenses in 2015.  Data processing expense increased to $2.7 million for the first six months of 2015 from $1.3 million in 2014 as the Company converted core processing during the period as well as other redundant services.  The Company recognized $746,000 in data processing merger and integration expenses including contract termination penalties during the period.  Legal and professional service expenses were $2.4 million for 2015 compared to $1.2 million in 2014 as the Company incurred legal services associated with the merger and related filing requirements, valuation services, and consulting fees for integration in addition to $138,000 in contract termination charges.  Other expenses increased to $3.9 million in 2015 from $1.3 million in 2014 as the Company incurred additional advertising and marketing expenses, fees and other tax assessments, charitable contributions, core deposit intangible amortization, and merger and integration expenses of $564,000 during the period.

Income tax expense.  Income tax expense was $371,000 for the second quarter of 2015 compared to $610,000 for the equivalent period in 2014 while the effective tax rate was 9.42% and 22.12% for the respective periods.  The reduction in income tax expense and effective rate in 2015 was due to $323,000 in non-deductible acquisition related expenses incurred in 2014 that were not repeated in 2015 and the recognition of $438,000 of tax credits acquired from First Financial in the second quarter of 2015.

Income tax benefit for the six months ended June 30, 2015 was $827,000 compared to income tax expense of $867,000 in 2014.  The reduction in income tax expense was due to lower proportional growth in pre-tax income compared to tax preference items recognized during 2015.  Pre-tax income was reduced due to $3.9 million in merger and integration charges during the period while the Company’s tax preference items increased due to acquired tax credits of $438,000, an increase in bank owned life insurance earnings of $173,000, and tax exempt investment income of $136,000.

Liquidity and Capital Resources Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2015, we had cash and interest-bearing deposits with banks of $61.3 million and securities available-for-sale with a fair value of $398.3 million.  If we require funds beyond the funds we are able to generate internally, we have $150.0 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $31.5 million.  Management believes the Company’s liquidity sources are adequate to meet its operational needs.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of June 30, 2015, Your Community Bank and Scott County State Bank were each considered well capitalized under regulatory capital requirements and were in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

June 30, 2015:

	Tier 1 Capital to Total Average Assets	Common Equity Tier 1 Capital to Risk-Adjusted Total Assets	Tier 1 Capital to Risk- Adjusted Total Assets	Total Capital to Risk- Adjusted Total Asset
Consolidated	10.2%	9.5%	14.5%	15.3%
Your Community Bank	10.4%	13.7%	13.7%	14.3%
Scott County State Bank	10.2%	15.8%	15.8%	16.7%

Minimum for banks to be well capitalized under regulatory capital requirements:	5.0%	6.5%	8.0%	10.0%

December 31, 2014:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	18.7%	17.7%	13.0%
Your Community Bank	18.1%	17.1%	12.9%
Scott County State Bank	17.3%	16.3%	9.9%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 371,165 shares at an aggregate cost of $6.4 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through June 30, 2015, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

During June 2004 and 2006, we completed placements of $7.0 million and $10.0 million floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II, (trusts we formed), respectively.  These securities are reported as liabilities for financial reporting, but Tier 1 Capital for regulatory purposes.  We used the proceeds for general business purposes and to support our future opportunities for growth.  The Company assumed subordinated debentures of $13.7 million in its acquisition of First Financial, net of appropriate purchase accounting adjustments.  In June 2008, First Financial completed the placement of $8.0 million subordinated debentures with a maturity date of June 24, 2038, callable at par in whole or in part on or after June 24, 2018, and which pay a fixed interest rate of 8.00% for thirty years.  In March 2007, First Financial completed the placement of $10.0 million cumulative subordinated debentures at a 10-year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. These securities mature on March 22, 2037, and can be called at par in whole or in part on or after March 15, 2017.

Off Balance Sheet Arrangements and Contractual Obligations

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at June 30, 2015:

(In thousands)
Commitments to make loans	$42,549
Unused lines of credit	236,969
Standby letters of credit	748
Total	$280,266

Aggregate Contractual Obligations

As of June 30, 2015:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Dollars in thousands)
Time deposits	$339,346	$196,008	$90,354	$19,866	$33,118
Short-term borrowings	42,989	42,989	—	—	—
Other borrowings	83,000	22,315	25,136	3,940	31,609
Defined benefit plan	888	274	116	161	337
Lease commitments	7,403	1,228	1,718	1,093	3,364
Total	$473,626	$262,814	$117,324	$25,060	$68,428

Time deposits represent certificates of deposit held by the Company.

Short-term borrowings consist of repurchase agreements of $43.0 million and note payable of $32,000.  The note payable represents amounts due for the participation in construction of a low income housing development project and is payable on demand.

Other borrowings consist of FHLB advances of $42.3 million, subordinated debentures of $31.1 million, and a term loan of $9.5 million.  FHLB advances represent the amounts that are due from the FHLB and consist of fixed rate advances.  Subordinated debentures represent the scheduled maturities of subordinated debentures issued to trusts formed by the Company in connection with the issuance of trust preferred securities. The term loan represents the scheduled maturities of holding company debt.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2014 and June 30, 2015 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of June 30, 2015 our net interest income would increase by an estimated 0.7%, or $374,000, over the one year forecast horizon.  As of December 31, 2014, in the Up 200 Scenario we estimated that net interest income would decrease $349,000, over a one year forecast horizon ending December 31, 2015.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2015 and December 31, 2014, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2015 and ending on June 30, 2016:

	Interest Rate Sensitivity as of June 30, 2015:
	Base	Gradual Increase in Rates of 200 Basis Points
	(In thousands)
Projected interest income:
Loans	$50,007	$52,125
Investments	9,587	9,729
FHLB and FRB stock	134	166
Interest-bearing deposits in other financial institutions	79	314
Total interest Income	59,807	62,334

Projected interest expense:
Deposits	2,341	3,754
Short-term borrowings	96	565
Other borrowings	3,085	3,556
Total interest expense	5,522	7,675
Net interest income	$54,285	$54,659

Change from base		374
Percent change from base		0.7%

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2014 and ending December 31, 2015:

	Interest Rate Sensitivity as of December 31, 2014
	Base	Gradual Increase in Rates of 200 Basis Points
	(In thousands)
Projected interest income:
Loans	$28,824	$29,858
Investments	5,249	5,319
FHLB and FRB stock	161	161
Interest-bearing deposits in other financial institutions	7	31
Total interest income	34,241	35,369

Projected interest expense:
Deposits	891	1,660
Short-term borrowing	96	596
Other borrowings	1,330	1,538
Total interest expense	2,317	3,794
Net interest income	$31,924	$31,575

Change from base		$(349)
% Change from base		(1.1)%

PART I — ITEM 4

CONTROLS AND PROCEDURES

With the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer) of Your Community Bankshares, Inc. (“YCBI”), YCBI’s management has evaluated the effectiveness of YCBI’s disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, YCBI’s Chief Executive Officer and Chief Financial Officer have concluded that YCBI’s disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by YCBI in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by YCBI in the reports that it files or submits under the Exchange Act is accumulated and communicated to YCBI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in YCBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, YCBI’s internal control over financial reporting.

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

The Company did not purchase its common shares during the six months ended June 30, 2015.

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

YOUR COMMUNITY BANKSHARES, INC.
(Registrant)

Dated:	August 10, 2015	BY:	/s/ James D. Rickard
James D. Rickard
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 10, 2015	BY:	/s/ Paul. A. Chrisco
Paul A. Chrisco
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

YOUR COMMUNITY BANKSHARES, INC.

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

101*

The following financial information from Community Bank Shares of Indiana, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 10, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and June 30, 2014 (iv) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014 and (vi) Notes to Consolidated Financial Statements.

*Pursuant to Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 of the Securities Act of 1933 and Section 12 of the Exchange Act of 1934, or otherwise subject to the liability of those sections, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.