Form 10-Q
period 2015-09-30
Your Community Bankshares, Inc.
filed 2015-11-09
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,406,734 shares of common stock were outstanding as of November 6, 2015.

YOUR COMMUNITY BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$29,618	$12,872
Interest-bearing deposits in other financial institutions	10,814	6,808
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividend	—	11,341
Securities available for sale	403,486	202,177
Loans held for sale	20,896	—
Loans, net of allowance for loan losses of $6,416 and $6,465	986,206	597,110
Federal Home Loan Bank and Federal Reserve stock	3,891	4,964
Accrued interest receivable	5,151	3,152
Premises and equipment, net	30,314	18,124
Premises and equipment held for sale	3,898	—
Company owned life insurance	32,828	22,058
Goodwill	4,115	—
Core deposit intangible	5,321	682
Foreclosed and repossessed assets	9,028	4,431
Other assets	27,121	5,027
Total Assets	$1,572,687	$888,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$275,350	$200,142
Interest-bearing	968,620	450,802
Total deposits	1,243,970	650,944
Short-term borrowings	74,034	45,818
Subscription agreement proceeds in escrow	—	20,774
Other borrowings	93,974	67,000
Accrued interest payable	375	158
Other liabilities	8,832	4,504
Total liabilities	1,421,185	789,198

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 28,000 shares issued and outstanding in 2015 and 2014; aggregate liquidation preference of $28,000	28,000	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 5,776,244 and 3,863,937 shares issued in 2015 and 2014, respectively; 5,406,734 and 3,447,826 outstanding in 2015 and 2014, respectively	578	386
Additional paid-in capital	90,459	44,421
Retained earnings	36,336	32,110
Accumulated other comprehensive income	2,489	1,809
Treasury stock, at cost (2015- 369,510 shares, 2014- 416,111 shares)	(6,360)	(7,178)
Total shareholders’ equity	151,502	99,548
Total Liabilities and Shareholders’ Equity	$1,572,687	$888,746

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share data)
Interest and dividend income
Loans, including fees	$12,361	$7,317	$37,671	$21,039
Taxable securities	1,272	484	3,932	1,534
Tax-exempt securities	985	739	2,609	2,227
Federal Home Loan Bank and Federal Reserve dividends	45	72	209	188
Interest-bearing deposits in other financial institutions	32	18	136	53
Total interest and dividend income	14,695	8,630	44,557	25,041

Interest expense
Deposits	570	255	1,724	775
Short-term borrowings	40	19	85	72
Other borrowings	691	182	1,956	558
Total interest expense	1,301	456	3,765	1,405
Net interest income	13,394	8,174	40,792	23,636

Provision for loan losses	—	166	2,261	638

Net interest income after provision for loan losses	13,394	8,008	38,531	22,998

Non-interest income
Service charges on deposit accounts	1,655	874	4,715	2,501
Commission income	48	50	145	146
Net gain (loss) on sales of available for sale securities	(1)	172	50	468
Mortgage banking income	70	40	261	84
Earnings on company owned life insurance	226	169	731	501
Gain on recognition of life insurance benefit	835	—	835	—
Interchange income	575	281	1,495	881
Other income	101	113	341	335
Total non-interest income	3,509	1,699	8,573	4,916

Non-interest expense
Salaries and employee benefits	5,619	3,869	19,824	10,602
Occupancy	2,127	638	4,954	1,887
Equipment	513	333	1,566	961
Data processing	1,567	618	4,302	1,947
Marketing and advertising	247	104	599	299
Legal and professional service fees	804	646	3,215	1,804
FDIC insurance premiums	249	156	895	449
Amortization of intangible assets	312	80	1,027	244
Foreclosed assets, net	119	(148)	368	43
Other expense	1,095	561	4,301	1,701
Total non-interest expense	12,652	6,857	41,051	19,937
Income before income taxes	4,251	2,850	6,053	7,977

Income tax expense (benefit)	334	534	(493)	1,401

Net income	3,917	2,316	6,546	6,576

Preferred stock dividend	(110)	(110)	(329)	(329)

Net income available to common shareholders	$3,807	$2,206	$6,217	$6,247

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share data)
Earnings per common share:
Basic	$0.70	$0.64	$1.15	$1.82
Diluted	$0.70	$0.63	$1.14	$1.80

Dividends per common share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$3,917	$2,316	$6,546	$6,576

Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized gain arising during the period	3,636	622	1,175	4,667
Reclassification adjustment for (gains) losses included in net income	1	(172)	(50)	(468)
Net unrealized gains	3,637	450	1,125	4,199
Tax effect	(1,239)	(151)	(384)	(1,417)
Net of tax	2,398	299	741	2,782

Defined benefit pension plans:
Net loss arising during the period	(89)	(27)	(92)	(21)
Tax effect	30	9	31	7
Net of tax	(59)	(18)	(61)	(14)

Total other comprehensive income	2,339	281	680	2,768

Comprehensive income	$6,256	$2,597	$7,226	$9,344

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2015	$28,000	$386	$44,421	$32,110	$1,809	$(7,178)	$99,548
Net income	—	—	—	6,546	—	—	6,546
Other comprehensive income	—	—	—	—	680	—	680
Assumption of First Financial Service Corporation’s preferred stock	12,309	—	—	—	—	—	12,309
Redemption of preferred stock	(12,309)	—	—	—	—	—	(12,309)
Issuance of common shares for acquisition of First Financial Service Corporation	—	80	21,446	—	—	—	21,526
Issuance of common shares, net of issuance costs	—	112	23,656	—	—	—	23,768
Dividends declared on common stock ($0.36 per share)	—	—	—	(1,991)	—	—	(1,991)
Dividends on preferred stock	—	—	—	(329)	—	—	(329)
Issuance of treasury stock under dividend reinvestment plan	—	—	57	—	—	91	148
Issuance of stock award shares	—	—	(384)	—	—	273	(111)
Stock options exercised	—	—	119	—	—	454	573
Stock award expense	—	—	1,084	—	—	—	1,084
Tax benefit from vesting of stock award shares	—	—	60	—	—	—	60
Balance, September 30, 2015	$28,000	$578	$90,459	$36,336	$2,489	$(6,360)	$151,502

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,546	$6,576
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,261	638
Depreciation and amortization	331	1,319
Net amortization of securities	1,510	358
Net gain on sales of available for sale securities	(50)	(468)
Mortgage loans originated for sale	(24,345)	(3,186)
Proceeds from mortgage loan sales	26,153	3,333
Net gain on sales of mortgage loans	(257)	(79)
Earnings on company owned life insurance	(731)	(501)
Gain on recognition of life insurance benefit	(835)	—
Stock award compensation expense	1,084	303
Net (gain) loss on disposition of premises and equipment	(171)	3
Net (gain) loss on disposition of foreclosed and repossessed assets	35	(335)
Net change in:
Accrued interest receivable	(360)	121
Accrued interest payable	(688)	(19)
Other assets	(312)	(212)
Other liabilities	(4,791)	3,097
Net cash from operating activities	5,380	10,948
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of First Financial Service Corporation, net	12,979	—
Net change in interest-bearing deposits	59,991	5,241
Available for sale securities:
Sales	38,877	43,746
Purchases	(58,936)	(46,979)
Maturities, prepayments and calls	41,993	11,738
Loan originations and payments, net	(10,633)	(33,072)
Proceeds from the sale of foreclosed and repossessed assets	10,331	1,935
Proceeds from life insurance benefit	1,581	—
Purchases of premises and equipment	(1,137)	(738)
Proceeds from the sale of premises and equipment	184	—
Additions to foreclosed and repossessed assets	—	(37)
Redemption of Federal Reserve and FHLB Stock	5,674	—
Purchase of Federal Reserve and FHLB stock	(521)	(9)
Net cash from investing activities	100,383	(18,175)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(110,309)	11,586
Net change in short-term borrowings	28,216	(8,652)
Proceeds from issuance of other borrowings	75,000	160,000
Repayment of other borrowings	(76,506)	(155,000)
Taxes paid on stock award shares for employees	(111)	(267)
Proceeds from stock options exercised	573	—
Issuance costs paid for common shares issued	(1,263)	—
Redemption of acquired preferred shares and dividends	(2,445)	—
Issuance of treasury stock, stock awards	—	68
Cash dividends paid on preferred shares	(329)	(291)
Cash dividends paid on common shares	(1,843)	(1,070)
Net cash from financing activities	(89,017)	6,374
Net change in cash and due from financial institutions	16,746	(853)
Cash and due from financial institutions at beginning of period	12,872	15,393
Cash and due from financial institutions at end of period	$29,618	$14,540

PART I — FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)

Supplemental cash flow information:
Interest paid	$3,232	$1,424
Income taxes paid, net of refunds	—	675

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	12,542	1,468
Issuance of treasury shares under dividend reinvestment plan	91	116
Issuance of treasury shares for net settlement of stock options	63	29
Transfer of loans, net to loans held for sale	20,673	—
Sale and financing of foreclosed and repossessed assets	762	1,216
Sale and financing of premises and equipment held for sale	1,757	—
Issuance of common shares	25,031	—
Redemption of preferred shares and unpaid dividends of First Financial Service Corporation	18,043	—
Declared, unpaid dividends on preferred stock	110	110

See accompanying notes to consolidated financial statements.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Presentation of Interim Information

Your Community Bankshares, Inc. (“we,” “our”, “us”, or “the Company”) is a bank holding company headquartered in New Albany, Indiana. Our wholly-owned banking subsidiary is Your Community Bank (“Your Community Bank” or “YCB.  YCB (at times referred to herein as the “Bank”) is a state-chartered commercial bank headquartered in New Albany, Indiana regulated by the Indiana Department of Financial Institutions.  Your Community Bank is also regulated by the Federal Deposit Insurance Corporation and (with respect to its Kentucky branches) the Kentucky Office of Financial Institutions.  The Company formed a captive insurance company in 2012, CBIN Insurance, Inc., which issues policies to the Company’s subsidiaries to cover gaps in coverage and other risks not insured by its third-party provider.

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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

Reclassifications:  Some items in the prior period financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period net income or shareholders’ equity.

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

During the quarters ended June 30, 2015 and September 30, 2015, management obtained information regarding the initial valuations of certain assets which were adjusted to reflect the revised estimated fair value resulting in adjusted goodwill of $4.1 million.  The valuations of loans and premises and equipment are still preliminary and subject to change.  Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the FFKY acquisition is allocated as follows (in thousands):

	As Previously Reported	Second Quarter 2015 Recast Adjustments	Third Quarter 2015 Recast Adjustments	As Recast
Cash and cash equivalents	$13,401	$—	$—	$13,401
Interest-bearing deposits in other financial institutions	63,997	—	—	63,997
Securities available for sale	223,579	—	—	223,579
Loans held for sale	1,774	—	—	1,774
Loans	402,259	1,802	4,983	409,044
Federal Home Loan Bank Stock	4,080	—	—	4,080
Accrued interest receivable	1,639	—	—	1,639
Premises and equipment	20,216	(500)	319	20,035
Company owned life insurance	10,785	—	—	10,785
Foreclosed and repossessed assets	3,228	127	(17)	3,338
Core deposit intangible	5,667	—	—	5,667
Deferred tax assets	15,290	(260)	(1,288)	13,742
Other assets	7,786	—	—	7,786
Total assets acquired	773,701	1,169	3,997	778,867

Deposits	704,784	—	—	704,784
Other borrowings	26,489	—	1,737	28,226
Accrued interest payable	6,639	—	—	6,639
Other liabilities	9,076	—	—	9,076
Total liabilities assumed	746,988	—	1,737	748,725

Liquidation amount of preferred stock	12,309	—	—	12,309

Total identifiable net assets	14,404	1,169	2,260	17,833

Goodwill	7,544	(1,169)	(2,260)	4,115

	$21,948			$21,948

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Acquisition (Continued)

The following table presents unaudited pro-forma information below for the three and nine month periods ended September 30, 2015 and 2014 and gives effect to the FFKY acquisition as if it had occurred on January 1, 2014.  The pro-forma financial information is not necessarily indicative of the results of operations had the acquisition occurred as of that date.  The 2015 pro-forma information was adjusted to exclude acquisition-related costs incurred during the period while 2014 was adjusted to include the costs.  Additionally, adjustments were made for interest income on loans and securities, interest expense on deposits and other borrowings assumed, amortization of intangibles arising from the transaction, and the related income tax effects.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In thousands except per share amounts)

Net interest income	$12,991	$14,275	$39,899	$42,963

Net income	$3,662	$3,373	$8,434	$4,276

Net income available to common shareholders	$3,552	$2,813	$8,105	$2,617

Basic earnings per share	$0.66	$0.52	$1.50	$0.49

Diluted earnings per share	$0.65	$0.51	$1.49	$0.48

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2015:
Securities available for sale:
State and municipal	$118,724	$4,412	$(408)	$122,728
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	243,888	1,583	(1,135)	244,336
U.S. Government sponsored entities and agencies	32,668	252	(72)	32,848
Corporate	3,376	—	(51)	3,325
Mutual funds	250	—	(1)	249
Total securities available for sale	$398,906	$6,247	$(1,667)	$403,486

December 31, 2014:
Securities available for sale:
State and municipal	$80,623	$5,002	$(174)	$85,451
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	108,377	690	(1,750)	107,317
U.S. Government sponsored entities and agencies	9,472	8	(319)	9,161
Mutual funds	250	—	(2)	248
Total securities available for sale	$198,722	$5,700	$(2,245)	$202,177

Sales of available for sale securities were as follows.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In thousands)
Proceeds	$—	$10,989	$38,877	$43,746
Gross gains	—	172	366	511
Gross losses	(1)	—	(316)	(43)

The tax provision applicable to these net realized gains amounted to $0 and $17,000 for the three and nine months ended September 30, 2015, respectively, and $58,000 and $159,000 for the three and nine months ended September 30, 2014, respectively.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at September 30, 2015 were as follows.  Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	September 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$986	$996
One to five years	14,247	14,469
Five to ten years	49,667	51,605
Beyond ten years	89,868	91,831
Residential mortgage-backed securities issued by U.S. Government sponsored entities	243,888	244,336
Mutual funds	250	249
Total	$398,906	$403,486

Securities pledged at September 30, 2015 and December 31, 2014 had a carrying amount of $214.2 million and $54.8 million to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

Securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
September 30, 2015
State and municipal	$28,176	$(309)	$2,984	$(99)	$31,160	$(408)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	26,452	(107)	47,810	(1,028)	74,262	(1,135)
U.S. Government sponsored entities and agencies	—	—	8,944	(72)	8,944	(72)
Corporate	3,325	(51)	—	—	3,325	(51)
Mutual Funds	249	(1)	—	—	249	(1)
Total temporarily impaired	$58,202	$(468)	$59,738	$(1,199)	$117,940	$(1,667)

December 31, 2014
State and municipal	$1,715	$(8)	$6,786	$(166)	$8,501	$(174)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	3,443	(20)	55,224	(1,730)	58,667	(1,750)
U.S. Government sponsored entities and agencies	—	—	8,699	(319)	8,699	(319)
Mutual funds	—	—	248	(2)	248	(2)
Total temporarily impaired	$5,158	$(28)	$70,957	$(2,217)	$76,115	$(2,245)

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

As of September 30, 2015, the Company’s security portfolio consisted of 408 securities, 97 of which were in an unrealized loss position. The unrealized losses are related to the Company’s state and municipal, residential mortgage-backed securities issued by U.S. Government sponsored entities and agencies, and U.S. Government sponsored entities and agencies, as discussed below.

State and Municipal

At September 30, 2015 the Company had approximately $31.2 million of state and municipal securities with an unrealized loss of $408,000.  Of the 279 state and municipal securities in the Company’s portfolio, 277 had an investment grade rating as of September 30, 2015 while two were not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Residential mortgage-backed Securities issued by U.S. Government sponsored entities

At September 30, 2015, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

U.S. Government sponsored entities and agencies

At September 30, 2015, the unrealized losses in the Company’s U.S. Government sponsored entities and agencies securities portfolio were attributed to changes in interest rates and liquidity, and not due to credit quality.  Because the company does not have the intent to sell these securities and it is not likely that they will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of September 30, 2015.

4.   Loans

Loans at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Commercial	$170,645	$123,727
Construction	80,871	42,848
Commercial real estate:
Owner occupied nonfarm/residential	153,741	112,405
Other nonfarm/residential	190,284	100,632
Residential real estate:
Secured by first liens	301,108	183,837
Home equity	75,169	34,850
Consumer	20,804	5,276
Subtotal	992,622	603,575
Less:
Allowance for loan losses	(6,416)	(6,465)
Loans, net	$986,206	$597,110

During 2015 and 2014, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

As discussed under Footnote 2 “Acquisition”, the above loan balances and loans held for sale include loans purchased in the First Financial Service Corporation acquisition.  The composition of loans acquired as of September 30, 2015 is as follows:

September 30, 2015
(In thousands)
Commercial	$17,192
Construction	24,061
Commercial real estate:
Owner occupied nonfarm/residential	41,441
Other nonfarm/residential	74,156
Residential real estate:
Secured by first liens	114,338
Home equity	38,074
Consumer	11,345
Total Loans	$320,607

Of the total loans acquired from First Financial Service Corporation in the table above, $11.5 million were classified as held for sale as of September 30, 2015.

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

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Commercial	$599	$113
Construction	2,489	35
Commercial Real Estate	31,640	3,124
Residential Real Estate	13,201	4,890
Consumer	10	—
Carrying amount	$47,939	$8,162

The associated allowance for loan losses as of September 30, 2015 or December 31, 2014 for purchased credit impaired loans was $163,000 and $0, respectively.  As of September 30, 2015, $11.5 million of the Company’s purchased credit impaired loans included in the table above were classified as loans held for sale.

At the acquisition date, the cash flows expected to be collected and the fair value for purchased credit impaired loans were $73.0 million and $71.4 million, respectively.

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance, beginning of period	$1,449	$876	$306	$545
New loans purchased	—	—	1,632	—
Accretion of income	(269)	(85)	(1,072)	(147)
Reclassifications from nonaccretable difference	200	—	514	419
Disposals	—	—	—	(26)
Balance, end of period	$1,380	$791	$1,380	$791

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015 and 2014 (in thousands):

Three Months Ended September 30, 2015:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,841	$2,212	$1,284	$2,567	$141	$8,045
Provision for loan losses	(9)	236	90	(475)	158	—
Loans charged-off	(501)	(560)	(47)	(626)	(141)	(1,875)
Recoveries	53	—	45	98	50	246
Ending balance	$1,384	$1,888	$1,372	$1,564	$208	$6,416

Three Months Ended September 30, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,788	$2,441	$1,378	$2,800	$74	$8,481
Provision for loan losses	266	(129)	92	(57)	(6)	166
Loans charged-off	(528)	(150)	—	(260)	(46)	(984)
Recoveries	85	—	11	7	18	121
Ending balance	$1,611	$2,162	$1,481	$2,490	$40	$7,784

Loan charge-offs of $1.0 million and $0 are included in the charge-off activity above for the three months ended September 30, 2015 and 2014, respectively, related to the transfer of loans to loans held for sale.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 and 2014 (in thousands):

Nine Months Ended September 30, 2015:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$970	$1,992	$1,268	$2,133	$102	$6,465
Provision for loan losses	2,731	(33)	(742)	134	171	2,261
Loans charged-off	(2,411)	(592)	(48)	(878)	(292)	(4,221)
Recoveries	94	521	894	175	227	1,911
Ending balance	$1,384	$1,888	$1,372	$1,564	$208	$6,416

Nine Months Ended September 30, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009
Provision for loan losses	208	35	(167)	530	32	638
Loans charged-off	(529)	(150)	(23)	(446)	(157)	(1,305)
Recoveries	175	67	106	23	71	442
Ending balance	$1,611	$2,162	$1,481	$2,490	$40	$7,784

Loan charge-offs of $1.0 million and $0 are included in the charge-off activity above for the nine months ended September 30, 2015 and 2014, respectively, related to the transfer of loans to loans held for sale.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$18	$412	$—	$479	$—	$909
Collectively evaluated for impairment	1,366	1,442	1,305	1,023	208	5,344
Acquired with deteriorated credit quality	—	34	67	62	—	163
Total ending allowance balance	$1,384	$1,888	$1,372	$1,564	$208	$6,416

Loans:
Loans individually evaluated for impairment	$18	$2,602	$873	$3,410	$—	$6,903
Loans collectively evaluated for impairment	170,097	75,780	322,250	360,407	20,794	949,328
Loans acquired with deteriorated credit quality	530	2,489	20,902	12,460	10	36,391
Total ending loans balance	$170,645	$80,871	$344,025	$376,277	$20,804	$992,622

December 31, 2014:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$65	$790	$72	$736	$9	$1,672
Collectively evaluated for impairment	905	1,202	1,196	1,397	93	4,793
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$970	$1,992	$1,268	$2,133	$102	$6,465

Loans:
Loans individually evaluated for impairment	$4,251	$6,105	$1,822	$4,459	$10	$16,647
Loans collectively evaluated for impairment	119,363	36,708	208,091	209,338	5,266	578,766
Loans acquired with deteriorated credit quality	113	35	3,124	4,890	—	8,162
Total ending loans balance	$123,727	$42,848	$213,037	$218,687	$5,276	$603,575

At September 30, 2015, the Company reclassified loans with a carrying amount of $20.7 million to loans held for sale.  Previously, $9.2 million of the loans reclassified were individually evaluated for impairment while $11.5 million were acquired with deteriorated credit quality.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the nine month period ending September 30, 2015 (in thousands):

September 30, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$—	$—	$—	$2,818	$4
Construction	978	713	—	2,541	24
Commercial real estate:
Owner occupied nonfarm/nonresidential	—	—	—	599	31
Other nonfarm/nonresidential	873	873	—	801	20
Residential real estate:
Secured by first liens	912	912	—	1,792	9
Home equity	—	—	—	29	—
Consumer	—	—	—	1	—
Total	$2,763	$2,498	$—	$8,581	$88

With an allowance recorded:
Commercial	$18	$18	$18	$405	$1
Construction	1,889	1,889	412	3,263	78
Commercial real estate:
Owner occupied nonfarm/nonresidential	—	—	—	155	4
Other nonfarm/nonresidential	—	—	—	—	—
Residential real estate:
Secured by first liens	1,869	1,869	265	2,061	58
Home equity	629	629	214	711	22
Consumer	—	—	—	7	—
Total	$4,405	$4,405	$909	$6,602	$163

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the information related to loans individually evaluated for impairment by class of loans for the three month period ending September 30, 2015:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$1,375	$—
Construction	1,180	8
Commercial real estate:
Owner occupied nonfarm/nonresidential	507	5
Other nonfarm/nonresidential	706	7
Residential real estate:
Secured by first liens	1,409	—
Home equity	51	—
Consumer	—	—
Total	$5,228	$20

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$706	$1
Construction	2,783	11
Commercial real estate:
Owner occupied nonfarm/nonresidential	109	—
Other nonfarm/nonresidential	—	—
Residential real estate:
Secured by first liens	2,386	25
Home equity	683	6
Consumer	4	—
Total	$6,671	$43

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans for the three and nine month periods ending September 30, 2014:

	Three Months		Nine Months
	Average Recorded Investment	Interest Income Recognized and Received	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$2,821	$—	$1,986	$23
Construction	2,621	20	2,448	35
Commercial real estate:
Owner occupied nonfarm/nonresidential	915	11	835	35
Other nonfarm/nonresidential	2,063	12	1,611	17
Residential real estate:
Secured by first liens	2,400	8	2,352	14
Home equity	263	1	376	3
Consumer	4	—	9	—
Total	$11,087	$52	$9,617	$127

With an allowance recorded:
Commercial	$3,094	$—	$3,043	$1
Construction	4,378	35	4,612	117
Commercial real estate:
Owner occupied nonfarm/nonresidential	181	2	184	7
Other nonfarm/nonresidential	—	—	—	—
Residential real estate:
Secured by first liens	2,151	20	2,042	52
Home equity	865	9	914	31
Consumer	16	—	22	—
Total	$10,685	$66	$10,817	$208

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$22	$—	$3,917	$—
Construction	2	—	2,045	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	88	—	90	—
Other nonfarm/nonresidential	1,070	—	—	—
Residential real estate:
Secured by first liens	3,064	—	1,218	—
Home equity	215	—	184	—
Consumer	25	—	81	—
Total	$4,486	$—	$7,535	$—
Loans excluded from table above classified as Loans Held for Sale	$4,950	$—	$—	$—

Of the loans on non-accrual status included in the table above as of September 30, 2015, $2.0 million were acquired from First Financial Service Corporation.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans:

	30 — 59 Days Past Due	60 — 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Loans Past Due Over 90 Days Still Accruing
			(In thousands)
September 30, 2015:
Commercial	$155	$22	$22	$199	$170,446	$—
Construction	41	100	2	143	80,728	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	425	57	88	570	153,171	—
Other nonfarm/nonresidential	—	1	1,070	1,071	189,213	—
Residential real estate:
Secured by first liens	1,087	2,696	2,856	6,639	294,469	—
Home equity	509	240	203	952	74,217	—
Consumer	208	91	25	324	20,480	—
Total	$2,425	$3,207	$4,266	$9,898	$982,724	$—
Loans included in totals above acquired from First Financial Service Corporation	$693	$2,021	$2,027	$4,741	$315,866	$—
Loans excluded from totals above classified as Loans Held For Sale	$204	$—	$4,914	$5,118	$16,804	$—

December 31, 2014:

Commercial	$179	$13	$3,917	$4,109	$119,618	$—
Construction	62	—	2,045	2,107	40,741	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	—	—	90	90	112,315	—
Other nonfarm/nonresidential	—	—	—	—	100,632	—
Residential real estate:
Secured by first liens	2,817	1,171	1,218	5,206	178,631	—
Home equity	342	12	184	538	34,312	—
Consumer	16	—	81	97	5,179	—
Total	$3,416	$1,196	$7,535	$12,147	$591,428	$—

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings totaled $10.9 million and $11.9 million at September 30, 2015 and at December 31, 2014.  Of the total TDRs outstanding at September 30, 2015, $4.9 million were acquired from First Financial Service Corporation that have been modified by the Company subsequent to acquisition.   There were $233,000 and $4.1 million TDRs on non-accrual as of September 30, 2015 and December 31, 2014.  The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of September 30, 2015 and December 31, 2014.  As of September 30, 2015, $5.0 million of loans previously classified as TDRs were transferred to loans held for sale.  Of the total previously classified TDRs transferred to loans held for sale, $2.6 million were on non-accrual as of September 30, 2015.

The detail of outstanding TDRs by class and modification type as of September 30, 2015 and December 31, 2014 follows (in thousands):

September 30, 2015:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Multiple modifications	$46	$18
Construction:
Extended maturity	98	—
Multiple modifications	2,504	412
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	171	—
Other nonfarm/nonresidential
Extended maturity	3,148	23
Multiple modifications	984	—
Residential real estate:
Secured by first liens
Interest rate reduction	318	135
Extended maturity	2,013	47
Multiple modifications	1,006	52
Home equity
Multiple modifications	629	214
Total	$10,917	$901

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms.  The following table summarizes the Company’s TDR’s by class, modification type and performance as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Performing to Modified Terms
Commercial:
Multiple modifications	$—	$—	$—	$46
Construction:
Extended maturity	—	—	—	98
Multiple modifications	—	—	—	2,504
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	—	—	—	171
Other nonfarm/nonresidential
Extended maturity	—	—	—	3,148
Multiple modifications	—	169	169	815
Residential:
Secured by first liens
Interest rate reduction	—	—	—	318
Extended maturity	—	64	64	1,949
Multiple modifications	28	—	28	978
Home equity
Multiple modifications	—	—	—	629
Total	$28	$233	$261	$10,656

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

There were no trouble debt restructurings that defaulted within 12 months of modifications during the three and nine months ended September 30, 2015 and September 30, 2014.

During the quarter and nine months ended September 30, 2015, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2015 and 2014 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
September 30, 2015:
Commercial:
Multiple modifications	1	18	18	18	—
Other nonfarm/nonresidential
Multiple modifications	1	169	169	—	169
Residential:
Secured by first liens Multiple modifications	2	257	257	257	—

September 30, 2014:
Residential:
Secured by first liens Multiple modifications	1	31	31	31	—

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2015 and 2014 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
September 30, 2015:
Commercial:
Multiple modifications	1	$18	$18	$18	$—
Construction:
Extended maturity	4	2,866	2,866	2,971	—
Commercial real estate:
Owner occupied nonfarm/nonresidential
Extended maturity	1	175	175	180	—
Other nonfarm/nonresidential
Extended maturity	3	2,840	2,840	2,731	—
Multiple modifications	1	169	169	—	169
Residential:
Secured by first liens
Extended maturity	2	1,529	1,529	1,543	—
Multiple modifications	3	872	872	868	—

September 30, 2014:
Commercial:
Interest only payments	1	$556	$556	$556	$—
Residential:
Secured by first liens
Interest rate reduction	2	888	888	856	—
Multiple modifications	1	31	31	30	—

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans.  The risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2015 and December 31, 2014 is as follows:

September 30, 2015:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$7,925	$211	$162,509	$170,645
Construction	3,036	5,093	72,742	80,871
Commercial real estate:
Owner occupied nonfarm/residential	6,140	3,378	144,223	153,741
Other nonfarm/residential	10,033	15,340	164,911	190,284
Residential real estate:
Secured by first liens	19,764	7,663	273,681	301,108
Home equity	544	2,104	72,521	75,169
Consumer	34	45	20,725	20,804
Total	$47,476	$33,834	$911,312	$992,622

Loans included in totals above acquired First Financial Service Corporation	$7,043	$25,792	$287,772	$320,607
Loans excluded from totals above classified as Loans Held For Sale	$1,675	$18,826	$395	$20,896

December 31, 2014:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$6,394	$3,930	$113,403	$123,727
Construction	3,476	6,105	33,267	42,848
Commercial real estate:
Owner occupied nonfarm/residential	7,144	742	104,519	112,405
Other nonfarm/residential	9,583	551	90,498	100,632
Residential real estate:
Secured by first liens	16,590	3,502	163,745	183,837
Home equity	647	802	33,401	34,850
Consumer	2	107	5,167	5,276
Total	$43,836	$15,739	$544,000	$603,575

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.   Foreclosed and Repossessed Assets

The following table presents the major categories of foreclosed and repossessed assets Foreclosed and repossessed asset activity was as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Construction	$1,945	$1,407
Commercial real estate:
Owner occupied nonfarm/residential	911	2,036
Other nonfarm/residential	4,451	588
Residential real estate:
Secured by first liens	1,656	400
Consumer	65	—
	$9,028	$4,431

Foreclosed and repossessed asset activity was as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In thousands)
Balance as of January 1	$8,354	$6,029	$4,431	$5,988
Loans transferred to foreclosed and repossessed assets	2,345	228	12,542	1,468
Foreclosed and repossessed assets acquired from First Financial Service Corporation	—	—	3,228	—
Direct write-downs	—	(251)	(75)	(251)
Other adjustments	(5)	37	(5)	37
Sales	(1,666)	(1,366)	(11,093)	(2,565)
Balance as of September 30	$9,028	$4,677	$9,028	$4,677

Expenses for the three and nine months ended September 30, 2015 and 2014 related to foreclosed and repossessed assets include:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In thousands)
Net (gain)/loss on sales	$(30)	$(533)	$(40)	$(586)
Direct write-downs	—	251	75	251
Operating expenses, net of rental income	149	134	333	378
	$119	$(148)	$368	$43

The Company was in process of foreclosure of residential real estate loans with outstanding balances of $1.4 million and $805,000 as September 30, 2015 and December 31, 2014, respectively.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.   Deposits

Deposits at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)

Demand (NOW)	$291,940	$124,625
Money market accounts	217,904	145,731
Savings	131,839	49,088
Time deposits $250,000 and over	49,842	26,018
Time deposits less than $250,000	277,095	105,340
Total interest bearing deposits	968,620	450,802
Total non-interest bearing deposits	275,350	200,142
Total deposits	$1,243,970	$650,944

7.   Earnings Per Common Share

Earnings per common share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except for share and per share amounts)
Basic:
Net income	$3,917	$2,316	$6,546	$6,576
Preferred stock dividend	(110)	(110)	(329)	(329)
Net income available to common shareholders	$3,807	$2,206	$6,217	$6,247
Average shares outstanding	5,405,691	3,443,787	5,388,245	3,434,660
Net income per common share, basic	$0.70	$0.64	$1.15	$1.82

Diluted:
Net income available to common shareholders	$3,807	$2,206	$6,217	$6,247
Average shares:
Common shares outstanding for basic	5,405,691	3,443,787	5,388,245	3,434,660
Add: Dilutive effects of outstanding stock options	17,674	21,221	18,492	29,661
Add: Dilutive effects of outstanding stock awards	47,192	15,808	50,468	8,471
Average dilutive potential common shares	5,470,557	3,480,816	5,457,205	3,472,792
Net income per common share, diluted	$0.70	$0.63	$1.14	$1.80

No stock options were excluded from the calculation of diluted net income per common share for the three months ended September 30, 2015 and 2014.  Stock options for 0 and 10,000 shares of common stock were excluded from the calculation of diluted net income per common share for the nine months ended September 30, 2015 and 2014, respectively, because their effect was antidilutive.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No restricted share awards were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2015 and 2014.

8.   Stock-Based Compensation Plans

Our stock award plan provides for the granting of both incentive and nonqualified stock options at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by our Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  We may grant stock options under the current plan for an additional 430,000 shares of common stock. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2015 and December 31, 2014 was $525,000 and $518,000, respectively. There was no remaining compensation cost related to unvested options as of September 30, 2015 and December 31, 2014.  The Company did not recognize expense for stock options for the three and nine months ended September 30, 2015 and 2014, respectively.  The Company has options vested and expected to vest of 76,500 with aggregate intrinsic value of $525,000 and a weighted average remaining contractual term of 1.25 years as of September 30, 2015.   As of December 31, 2014, the Company had options vested and expected to vest of 123,500 which had an aggregate intrinsic value of $518,000 and a weighted average remaining contractual term of 1.4 years.  During the nine months ended September 30, 2015, no options were granted, 500 options were forfeited, 7,700 options expired, and 38,800 stock options were exercised.  The Company received proceeds of $591,000 for the exercise of 23,300 stock options while the remainder were exercised using the cashless option, with the Company issuing net shares to the option holders.

For the three and nine months ended September 30, 2015, we recognized $643,000 and $1.1 million in expense for restricted stock units, respectively.  During the three months ended September 30, 2015, we granted 5,000 restricted stock units and no units were forfeited.  During the nine months ended September 30, 2015, 71,800 restricted stock units were granted while 300 units were forfeited.  The restricted stock units granted during the three months and nine months ended September 30, 2015 had an aggregate fair value of $139,000 and $2.0 million, respectively.  Of the total awards granted during the nine months ended September 30, 2015, 20,050 of awards vest in 2015, 17,900 vest in 2016, 15,050 vest in 2017, and 18,800 vest in 2018. The fair value of the restricted stock awards was calculated based on the Company’s stock price at the date of issuance.  At September 30, 2015, there were 147,375 outstanding and unvested restricted stock units.  For the three and nine months ended September 30, 2014, we recognized $102,000 and $303,000 in expense for restricted stock awards, respectively.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

Loans Held For Sale:  Loans held for sale are carried at the lower of cost or fair value, which is evaluated on an individual loan basis.  The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets (September 30, 2015):
Available for sale securities:
State and municipal	$122,728	$—	122,728	$—
U.S. Government sponsored entities and agencies	32,848	—	32,848	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	244,336	—	244,336	—
Corporate	3,325	—	3,325	—
Mutual Funds	249	—	249	—
Total available for sale securities	$403,486	$—	$403,486	$—

Assets (December 31, 2014):
Available for sale securities:
State and municipal	$85,451	$—	$85,451	$—
U.S. Government sponsored entities and agencies	9,161	—	9,161	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	107,317	—	107,317	—
Mutual Funds	248	—	248	—
Total available for sale securities	$202,177	$—	$202,177	$—

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets (September 30, 2015):
Impaired loans:
Construction	$1,075	$—	$—	$1,075
Residential real estate:
Secured by first liens	1,604	—	—	1,604

Loans held for sale	20,896	—	20,896	—

Foreclosed and repossessed assets:
Commercial real estate:
Other nonfarm/nonresidential	204	—	—	204

Assets (December 31, 2014):
Impaired loans:
Commercial	$47	$—	$—	$47
Construction	1,426	—	—	1,426
Commercial real estate:
Owner Occupied nonfarm/nonresidential	108	—	—	108
Residential real estate:
Secured by first liens	1,338	—	—	1,338
Home equity	84	—	—	84

Foreclosed and repossessed assets:
Construction	1,407	—	—	1,407
Commercial real estate:
Owner occupied nonfarm/nonresidential	2,036	—	—	2,036
Other nonfarm/nonresidential	588	—	—	588
Residential real estate:
Secured by first liens	400	—	—	400

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans.  The Company’s collateral dependent impaired loans had a carrying value of $3.6 million as of September 30, 2015 with a valuation allowance of $934,000, resulting in provision for loan losses of $597,000 and $2.8 million for the three and nine months ended September 30, 2015, respectively.  The Company recorded $264,000 and $716,000 in provision for loan losses for collateral-dependent impaired loans for the three and nine months ended September 30, 2014.  Impaired loans totaled $15.0 million as of December 31, 2014, which included collateral dependent loans with a carrying value of $4.1 million and a valuation allowance of $1.1 million.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three and nine months ended September 30, 2015 the Company recognized charges to write down foreclosed and repossessed assets to their fair value of $0 and $75,000, respectively, compared to $251,000 for the three and nine months ended September 30, 2014.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015:

September 30, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range(Weighted Average)
	(in thousands)

Impaired Loans:
Construction	$1,075	Sales comparison approach	Adjustments for differences between comparable sales	28%
Residential real estate	1,604	Sales comparison approach	Adjustments for differences between comparable sales	23%-37% (30%)

Foreclosed and repossessed assets:
Commercial real estate	$204	Sales comparison approach	Adjustments for differences between comparable sales	30%-33% (33%)

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

December 31, 2014:

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at September 30, 2015 and December 31, 2014 were as follows:

September 30, 2015:

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and due from financial institutions	$29,618	$29,618	$—	$—	$29,618
Interest-bearing deposits in other financial institutions	10,814	10,814	—	—	10,814
Loans held for sale	20,896	—	20,903	—	20,903
Loans, net	986,206	—	—	999,031	999,031
Accrued interest receivable	5,151	19	1,962	3,170	5,151
Federal Home Loan Bank Stock	3,891	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	1,243,970	—	1,220,938	—	1,220,938
Short-term borrowings	74,034	—	74,028	—	74,028
Other borrowings	93,974	—	61,684	25,744	87,428
Accrued interest payable	375	—	300	75	375

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

December 31, 2014:

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the three month periods ended September, 2015 and 2014 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
September 30, 2015:
Balance, beginning of period	$623	$(473)	$150
Other comprehensive loss before reclassifications	2,397	(67)	2,330
Amounts reclassified from accumulated other comprehensive income	1	8	9
Balance, end of period	$3,021	$(532)	$2,489

September 30, 2014:
Balance, beginning of period	$1,119	$(365)	$754
Other comprehensive income (loss) before reclassifications	413	(16)	397
Amounts reclassified from accumulated other comprehensive income	(114)	(2)	(116)
Balance, end of period	$1,418	$(383)	$1,035

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the nine month periods ended September 30, 2015 and 2014 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
September 30, 2015:
Balance, beginning of period	$2,280	$(471)	$1,809
Other comprehensive income (loss) before reclassifications	774	(64)	710
Amounts reclassified from accumulated other comprehensive income	(33)	3	(30)
Balance, end of period	$3,021	$(532)	$2,489

September 30, 2014:
Balance, beginning of period	$(1,364)	$(369)	$(1,733)
Other comprehensive income before reclassifications	3,091	(5)	3,086
Amounts reclassified from accumulated other comprehensive income	(309)	(9)	(318)
Balance, end of period	$1,418	$(383)	$1,035

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated other comprehensive income (loss)

The following is a detail of amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ending September 30, 2015 and 2014:

September 30, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$1	Net gain on sales of available-for-sale securities
	—	Income tax expense
	$1	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$12	Salaries and employee benefits
	(4)	Income tax expense
	$8	Net of tax

Total reclassifications for the period	$9	Net of tax

September 30, 2014:

Unrealized gains and losses on available-for-sale securities	$(172)	Net gain on sales of available-for-sale securities
	58	Income tax expense
	$(114)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$(4)	Salaries and employee benefits
	2	Income tax expense
	$(2)	Net of tax

Total reclassifications for the period	$(116)	Net of tax

The following is a detail of amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine months ending September 30, 2015 and 2014:

September 30, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(50)	Net gain on sales of available-for-sale securities
	17	Income tax expense
	$(33)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$4	Salaries and employee benefits
	(1)	Income tax expense
	$3	Net of tax

Total reclassifications for the period	$(30)	Net of tax

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated other comprehensive income (loss)

September 30, 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(468)	Net gain on sales of available-for-sale securities
	159	Income tax expense
	$(309)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$(14)	Salaries and employee benefits
	5	Income tax expense
	$(9)	Net of tax

Total reclassifications for the period	$(318)	Net of tax

11.  Repurchase agreements

Repurchase agreements totaled $43.5 million as of September 30, 2015 and consisted entirely of overnight obligations.  The Company pledged residential mortgage-backed agencies issued by U.S. Government sponsored entities with a carrying amount of $55.9 million to secure repurchase agreements as of September 30, 2015.

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

Financial Condition

Total assets of the Company increased to $1.573 billion as of September 30, 2015 from $888.7 million as of December 31, 2014 due to the acquisition of First Financial Service Corporation (“First Financial”) on January 1, 2015.  Most categories of assets were impacted by the acquisition, primarily net loans which increased to $987.3 million at September 30, 2015 from $597.1 million as of December 31, 2014 and securities available for sale which increased $403.5 million from $202.2 million over the same periods.  In connection with the acquisition, the Company recorded goodwill of $4.1 million after determining the fair value of assets acquired and liabilities assumed.  The Company is still in the process of gathering information about the day one fair values of assets acquired and liabilities assumed which are subject to change during the measurement period.  See footnote 2 to the Company’s consolidated financial statements for further information on the acquisition of First Financial.

Net loans increased $390.2 million to $987.3 million as of September 30, 2015 from $597.1 million as of December 31, 2014.  As previously discussed, the biggest driver of the increase was the acquisition of First Financial.  The Company determined the fair value of loans acquired in the transaction was $409.0 million which included a non-accretable yield adjustment of $13.0 million on purchased credit impaired loans and an accretable yield adjustment of $6.1 million (see footnote 4 to the consolidated financial statements for more information on acquired loans).  Also impacting net loans, was the reclassification of $20.8 million of loans to loans held for sale as of September 30, 2015.  The Company has executed a contract with third-party investors to sell the portfolio with an anticipated closing in the fourth quarter of 2015.  Management elected to sell the loans to reduce the level of non-performing, criticized, and classified loans in the Company’s portfolio.  As a result of the reclassification, the Company’s non-performing assets, criticized and classified loans, and other credit quality metrics improved substantially from June 30, 2015.  Further information about the loans reclassified to loans held for sale is included in footnote 4 to the consolidated financial statements.

Securities available for sale increased to $403.5 million at September 30, 2015 from $202.2 million as of December 31, 2014 due to the acquisition of investments with a fair value of $223.6 million and purchases of $58.9 million during 2015.  During the nine months ended September 30, 2015, the Company sold $38.9 million of securities primarily to conform the acquired portfolio to the Company’s investment policy and overall strategic plan.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits increased to $1.244 billion at September 30, 2015 from $650.9 million at December 31, 2014 as deposits with a fair value of $704.8 million were assumed in the First Financial transaction.  Excluding the assumption of First Financial’s deposits, total deposits decreased by $111.8 million as the Company repriced the higher costing deposits assumed from First Financial resulting in deposit run-off.

Net Income Available to Common Shareholders.  Net income available to common shareholders increased to $3.8 million for the three months ended September 30, 2015 from $2.2 million for the same period in 2014.  Basic and diluted earnings per common share increased to $0.70 per share for the third quarter of 2015 as compared to $0.64 and $0.63 per common share, respectively, for the third quarter of 2014.  The increase in net income available to common shareholders was mostly attributable to the acquisition of First Financial in the first quarter which led to increases in net interest income of $5.2 million and non-interest income of $1.8 million, offset by increases in non-interest expense of $5.8 million.  The annualized return on average assets and average shareholders’ equity were 0.99% and 10.44% for the three months ended September 30, 2015, respectively, compared to 1.06% and 9.59% for the equivalent period in 2014.

Net income available to common shareholders for the nine month periods ended September 30, 2015 and 2014 was $6.2 million while basic and diluted earnings per common share were $1.15 and $1.14 for 2015 compared to $1.82 and $1.80 in 2014.  The decrease in basic and diluted earnings per common share was attributable to merger and integration charges of $5.3 million recognized in non-interest expense in the 2015 associated primarily with the First Financial transaction as well as the merger of the Company’s two subsidiary banks during the third quarter.  In addition to the increase in non-interest expense to $41.1 million in 2015 from $19.9 million in 2014, basic and diluted earnings per common share declined due to an increase in provision for loan losses of $1.6 million to $2.3 million, offset by increases in net interest income of $17.2 million and non-interest income of $3.7 million.  The annualized return on average assets and shareholders’ equity were 0.55% and 5.93% for the nine months ended September 30, 2015, respectively, compared to 1.02% and 9.44% for the equivalent period in 2014.

Net interest income.  Net interest income increased by $5.2 million to $13.4 million for the third quarter of 2015 compared to 2014, while the Company’s net interest margin on a fully taxable equivalent basis decreased from 4.28% in 2014 to 3.94% in 2015.  The growth in net interest income was due to average earning assets increasing to $1.419 billion in 2015 from $802.6 million as a result of the First Financial acquisition.  The average balances for most earning assets and interest-bearing liabilities increased from the same period in 2014.  The yield on earning assets on a fully taxable equivalent basis declined to 4.30% in 2015 from 4.50% in 2014 due to lower yields on tax-exempt securities and loans which were 5.35% and 4.96%, respectively, for 2015 compared to 5.50% and 4.97% in 2014.  The yield on tax-exempt securities continues to be impacted by the current interest rate environment as maturities and repayments are replaced with lower yielding investments.  The Company’s loan yield faces the same interest rate pressure, but was buffeted by accretion of $648,000 on acquired loans in 2015 compared to $126,000 in 2014.  The average balance of interest-bearing liabilities increased to $1.129 billion with an average cost of 0.46% in 2015 compared to $570.3 million and 0.32% in 2014.  The increase in the average balance and cost between the periods was the assumption of First Financial’s liabilities which generally were higher costing compared to the legacy deposits of the Company.  Offsetting the higher contractual rates of liabilities assumed was accretion of $535,000 recognized for time deposits and other borrowings.

Net interest income for the nine months ended September 30, 2015 increased to $40.8 million from $23.6 million while the net interest margin on a fully taxable equivalent basis declined to 3.95% in 2015 from 4.17% in 2014.  The increase in net interest income was due to the increase in average interest earning assets over the period as a result of the aforementioned First Financial acquisition.  Average earning assets increased to $1.441 billion for the period ending September 30, 2015 with the majority of the increase in net loans to $998.5 million and taxable securities available for sale to $296.9 million.  The Company’s yield on earning assets was lower period to period due to the increase in interest-bearing deposits in other financial institutions and taxable securities as a percentage of total interest earning assets.  For 2015, taxable securities and interest-bearing deposits in other financial institutions represented 23.6% of interest earning assets at respective yields of 1.77% and 0.43% as compared to 16.1% of interest earning assets in 2014.  The yield on loans increased from 4.85% in 2014 to 5.09% in 2015, which partially offset the decrease in total yield from the change in the interest earning assets mix.  The increase in loan yields was primarily due to accretion income recognized from acquired loans of $2.3 million in 2015 compared to $232,000 in 2014.  Average interest-bearing liabilities increased to $1.165 billion for the nine months ended September 30, 2015 compared to $570.6 million in 2014 while the average cost increased to 0.43% from 0.33% over the respective periods.  The increase in average balance and cost was the assumption of deposits from First Financial which had higher costs than the Company’s legacy funding.  The Company’s cost of funds for 2015 was reduced due to accretion recognized during 2015 of $1.7 million, primarily on time deposits.

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

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$17,489	$32	0.73%	$14,224	$18	0.51%
Taxable securities	283,885	1,272	1.78	109,297	484	1.76
Tax-exempt securities	112,408	1,515	5.35	80,809	1,120	5.50
Total loans and fees (1) (2)	1,001,041	12,515	4.96	592,327	7,417	4.97
FHLB and Federal Reserve stock	3,837	45	4.65	5,964	72	4.78
Total earning assets	1,418,660	15,379	4.30	802,621	9,111	4.50

Less: Allowance for loan losses	(7,757)			(8,505)
Non-earning assets:
Cash and due from banks	32,263			16,032
Bank premises and equipment, net	36,869			18,143
Other assets	92,150			38,889
Total assets	$1,572,185			$867,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$652,860	$253	0.15%	$338,092	$155	0.18%
Time deposits	339,480	317	0.37	138,573	100	0.28
Short-term borrowings	50,067	40	0.32	35,879	19	0.21
Other borrowings	86,752	691	3.16	57,707	182	1.25
Total interest-bearing liabilities	1,129,159	1,301	0.46	570,251	456	0.32

Non-interest bearing liabilities:
Non-interest demand deposits	285,743			195,011
Accrued interest payable and other liabilities	8,478			6,127
Stockholders’ equity	148,805			95,791
Total liabilities and stockholders’ equity	$1,572,185			$867,180

Net interest income (taxable equivalent basis)		$14,078			$8,655
Less: taxable equivalent adjustment		(684)			(481)
Net interest income		$13,394			$8,174
Net interest spread			3.84%			4.18%
Net interest margin			3.94			4.28

(1)                The amount of direct loan origination cost included in interest on loans was $103 and $64 for the three months ended September 30, 2015 and 2014.

(2)                Calculations include non-accruing loans in the average loan amounts outstanding.

(3)                The amount of accretion recorded for acquired loans included in interest income was $648 and $126 for the three months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$42,696	$136	0.43%	$13,614	$53	0.52%
Taxable securities	296,872	3,932	1.77	114,196	1,534	1.80
Tax-exempt securities	98,123	4,014	5.47	80,472	3,374	5.61
Total loans and fees (1) (2)	998,508	38,042	5.09	580,204	21,039	4.85
FHLB and Federal Reserve stock	5,051	209	5.53	5,960	188	4.21
Total earning assets	1,441,250	46,333	4.30	794,446	26,188	4.41

Less: Allowance for loan losses	(7,379)			(8,495)
Non-earning assets:
Cash and due from banks	35,693			14,318
Bank premises and equipment, net	37,589			18,330
Other assets	98,021			40,073
Total assets	$1,605,174			$858,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$679,433	$784	0.15%	$325,757	$460	0.19%
Time deposits	356,230	940	0.35	143,751	315	0.29
Short-term borrowings	42,494	85	0.27	40,325	72	0.24
Other borrowings	87,121	1,956	3.00	60,718	558	1.23
Total interest-bearing liabilities	1,165,278	3,765	0.43	570,551	1,405	0.33

Non-interest bearing liabilities:
Non-interest demand deposits	282,929			189,897
Accrued interest payable and other liabilities	9,305			5,094
Stockholders’ equity	147,662			93,130
Total liabilities and stockholders’ equity	$1,605,174			$858,672

Net interest income (taxable equivalent basis)		$42,568			$24,783
Less: taxable equivalent adjustment		(1,776)			(1,147)
Net interest income		$40,792			$23,636
Net interest spread			3.87%			4.08%
Net interest margin			3.95			4.17

(1)                The amount of direct loan origination cost included in interest on loans was $199 and $262 for the nine months ended September 30, 2015 and 2014.

(2)                Calculations include non-accruing loans in the average loan amounts outstanding.

(3)                The amount of accretion recorded for acquired loans included in interest income was $2,265 and $232 for the nine months ended September 30, 2015 and 2014.

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

	Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014 Increase/(Decrease) Due to			Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$14	$5	$9	$83	$94	$(11)
Taxable securities	788	782	6	2,398	2,420	(22)
Tax-exempt securities	395	427	(32)	640	724	(84)
Total loans and fees	5,098	5,109	(11)	17,003	15,886	1,117
FHLB and Federal Reserve stock	(27)	(25)	(2)	21	(32)	53
Total increase in interest income	6,268	6,298	(30)	20,145	19,092	1,053
Interest expense:
Savings and other	98	125	(27)	324	421	(97)
Time Deposits	217	180	37	625	549	76
Short-term borrowings	21	9	12	13	4	9
Other borrowings	509	126	383	1,398	324	1,074
Total increase in interest expense	845	440	405	2,360	1,298	1,062
Increase in net interest income	$5,423	$5,858	$(435)	$17,785	$17,794	$(9)

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

Summary of Loan Loss Experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Activity for the period ended:
Beginning balance	$8,045	$8,481	$6,465	$8,009
Charge-offs:
Residential real estate	(608)	(200)	(812)	(343)
Commercial real estate	(47)	—	(48)	(23)
Construction	(560)	(150)	(592)	(150)
Commercial business	(501)	(528)	(2,411)	(529)
Home equity	(18)	(60)	(66)	(103)
Consumer	(141)	(46)	(292)	(157)
Total	(1,875)	(984)	(4,221)	(1,305)

Recoveries:
Residential real estate	66	3	114	10
Commercial real estate	45	11	894	106
Construction	—	—	521	67
Commercial business	53	85	94	175
Home equity	32	4	61	13
Consumer	50	18	227	71
Total	246	121	1,911	442
Net loan charge-offs	(1,629)	(863)	(2,310)	(863)
Provision for loan losses	—	166	2,261	638

Ending balance	$6,416	$7,784	$6,416	$7,784

Provision for loan losses was $0 and $2.3 million for the three and nine months ended September 30, 2015 as compared to $166,000 and $638,000 for the equivalent periods in 2014.  Net charge-offs for the three and nine months ended September 30, 2015 were $1.6 million and $2.3 million compared to $863,000 in 2014.  Net charge-offs for nine months ended September 30, 2015 increased due to a $1.7 million charge-off for one credit relationship, or the full amount of allocated reserve during the second quarter of 2015 as well as charge-offs of $1.0 million for loans transferred to loans held for sale during the third quarter of 2015.  During the third quarter, the Company transferred loans with a net carrying amount of $20.7 million to held for sale in an effort to reduce the level of non-performing loans.  The Company’s non-performing loans decreased to $4.5 million as of September 30, 2015 which included $2.0 million of loans acquired from First Financial and excluded $5.0 million transferred to loans held for sale.  Additionally, the Company’s total past due loans decreased to $9.9 million as of September 30, 2015 after transferring loans with a carrying amount of $5.1 million to held for sale from $12.1 million as of December 31, 2014.  The decrease in the Company’s provision for loan losses for the third quarter was due to a decline in the Company’s average net charge-off history which is a significant component in the calculation of the allowance for loans collectively evaluated for impairment.  The Company utilizes a three year look back period for purposes of calculating its historical net charge-off rate which has declined as net charge-offs have declined over the previous three years.  The Company’s provision for the loans losses for the nine months ended September 30, 2015 was due primarily to the allocation and charge-off of $1.7 million for one credit in the second quarter of 2015.  The Company recognized the additional provision for the credit due to updated information obtained in the second quarter about the value of the collateral securing the loan and immediately charged-off the allocation as the loan is considered collateral dependent.  Subsequent to the charge-off, the loan had a remaining carrying of $890,000 and was transferred into loans held for sale in the third quarter.

The Company’s classified loans (substandard and doubtful) increased to $33.8 million as of September 30, 2015 from $15.7 million as of December 31, 2014 while criticized loans (watch and special mention) increased to $47.5 million from $43.8 million.  The increase in both was due to the acquisition of loans from First Financial which accounted for $25.8 million of the classified loans and $7.0 million of the criticized loans as of September 30, 2015.  Additionally, the Company transferred criticized loans with a carrying amount of $1.7 million and classified loans of $18.8 million to loans held for sale as of September 30, 2015 which were excluded from the aforementioned totals above.

Asset Quality.  Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  TDR’s totaled $10.9 million at September 30, 2015 and $11.9 million December 31, 2014, while $233,000 and $4.1 million were included in the Company’s non-accrual loans as of the same dates, respectively.

The Company’s non-performing assets as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)

Loans on non-accrual status	$4,486	$7,535
Loans past due over 90 days still on accrual	—	—
Total non-performing loans	4,486	7,535
Foreclosed and repossessed assets	9,028	4,431
Total non-performing assets	$13,514	$11,966

Non-performing loans to total loans	0.45%	1.25%
Non-performing assets to total loans	1.36	1.98
Allowance as a percent of non-performing loans	143.02	85.79
Allowance as a percent of total loans	0.65	1.07

Included in the totals above for September 30, 2015 were non-accrual loans with a carrying amount of $2.0 million and foreclosed and repossessed assets of $4.9 million that were acquired from First Financial Service Corporation.

Non-interest income.  Non-interest income increased to $3.5 million for the third quarter of 2015 from $1.7 million for the equivalent period in 2014.  The increase was driven primarily by service charges on deposit accounts, interchange income, earnings on company owned life insurance as well as gain on recognition of life insurance benefit.  Service charges on deposit accounts increased to $1.7 million in 2015 from $874,000 in 2014 while interchange income increased to $575,000 from $281,000 over the respective periods.  The increase in both categories was directly attributable to the assumed deposit accounts from First Financial and the corresponding interchange activity.  Earnings on bank owned life insurance increased to $226,000 in 2015 from $169,000 in 2014 as the Company acquired $10.8 million in bank owned life insurance in connection with the First Financial acquisition.  Non-interest income for the three months in 2015 was significantly impacted by a gain on recognition of life insurance benefit of $835,000 compared to $0 in 2014.  The life insurance benefit of $835,000 was not subject to income tax and was not expected to be repeated in 2015.

Non-interest income increased by $3.7 million to $8.6 million for the nine months ended September 30, 2015 from $4.9 million in 2014 due to increases in service charges on deposit accounts of $2.2 million, earnings on bank owned life insurance of $230,000, and interchange income of $614,000, and gain on recognition of life insurance benefit of $835,000, offset by a decrease in net gains on sales of available for sale securities of $418,000.  As previously discussed, the increase in service charges on deposit accounts and interchange income was driven by the assumption of deposits from First Financial and the corresponding increase in transaction volume driving interchange and service fee income.  Earnings on bank owned life insurance were higher in 2015 due to the acquisition of $10.8 million of life insurance policies in the first quarter of 2015 from First Financial.  Net gains on sales of securities declined to $50,000 for the first nine months of 2015 compared to $468,000 in 2014 while sales of securities also decreased to $38.9 million from $43.7 million over the respective periods.  Most of the securities sold were acquired from First Financial and were disposed shortly after acquisition resulting in minimal fluctuation between the acquisition date fair value and disposition.  The Company sold securities to conform the merged portfolio to policy and investment strategy.

Non-interest expense.  Non-interest expense increased to $12.7 million for the three months ended September 30, 2015 from $6.9 million in 2014 due to increases salaries and employee benefits, occupancy expenses, data processing, amortization of intangible assets, foreclosed assets, net, and other expenses.  Salaries and employee benefits was $5.6 million in 2015 compared to $3.9 million in 2014 and is attributable to an increase in employees associated with the acquisition of First Financial as well as increased stock based compensation expense.  Total full time equivalent employees increased to 349 as of September 30, 2015 from 203 at September 30, 2014 with corresponding increases in compensation, insurance expense, taxes, and other benefits.  Occupancy expense was $2.1 million in 2015, an increase from $638,000 in 2014 as the number of branches operated by the Company increased to 41 as a result of the First Financial acquisition with corresponding increases to rent expense, depreciation, and utilities.  Additionally, the Company entered into an agreement to sublease one of its branch locations to a third party and recorded a charge of $972,000 related to the transaction in the third quarter of 2015.  Data processing expense was $1.6 million for the third quarter of 2015 as compared to $618,000 in 2014 and was primarily driven by charges for core processing which is based, in part, on the number of loan and deposit accounts.  Also, the Company recognized data processing charges of $413,000 in the quarter associated with the conversion and merger of its subsidiary, The Scott County State Bank, into Your Community Bank.  Amortization of intangible assets was $312,000 in 2015, an increase from $80,000 in 2014 due the acquisition of $5.7 million in core deposit intangible assets associated with the First Financial transaction.  Foreclosed assets, net expense was $119,000 in 2015 compared to $(148,000) in 2014 due to an increase in expenses including property taxes and maintenance, offset by an increase in rental income from foreclosed properties and decrease net gains recorded during the quarter.  Other expenses were $1.1 million in 2015, an increase from $561,000 as the Company recognized increases in expense associated with communication lines, printing, and other taxes and assessments.

Non-interest expense was $41.1 million for the nine months ended September 30, 2015, an increase of $21.1 million from $19.9 million in 2014 as all categories were impacted by the acquisition of First Financial and the corresponding merger and integration charges.  Salaries and employee benefits rose to $19.8 million for 2015 from $10.6 million in 2014 due to the increase in full time equivalent employees to 349 as of September 30, 2015 from 210 at December 31, 2014.  Additionally, the Company incurred $2.2 million of expense in the first nine months associated for severance and change in control payments and $1.1 million in stock based compensation.  Occupancy expense was $5.0 million in 2015 compared to $1.9 million in 2014 as the Company acquired additional branches in the First Financial transaction and recognized $1.3 million in merger and integration expenses in 2015, including a $972,000 charge associated with the aforementioned sublease of a branch.  Data processing expense increased to $4.3 million for the first nine months of 2015 from $1.9 million in 2014 as the Company converted core processing during the period for First Financial as well as The Scott County State Bank and incurred contract cancellation fees for other redundant services.  Of the total data processing expense recognized during 2015, $1.2 million was from merger and integration expenses including contract termination penalties.  Legal and professional service expenses were $3.2 million for 2015 compared to $1.8 million in 2014 as the Company incurred legal services associated with the acquisition of First Financial and the merger of The Scott County State Bank and related filing requirements, valuation services, consulting fees for integration, and $200,000 in contract termination charges for redundant services.  The acquisition of First Financial also attributed to the increase in amortization of intangible assets to $1.0 million for the nine months ended September 30, 2015 compared to $244,000 for the same period in 2014.  Other expenses increased to $4.3 million in 2015 from $1.7 million in 2014 as the Company incurred additional advertising and marketing expenses, fees and other tax assessments, and charitable contributions during the period.

Income tax expense.  Income tax expense was $334,000 for the third quarter of 2015 compared to $534,000 for the equivalent period in 2014 while the effective tax rate was 7.86% and 18.74% for the respective periods.  The reduction in income tax expense and effective rate in 2015 was primarily due the tax-exempt gain on recognition of life insurance benefit of $835,000 recorded in 2015.

Income tax benefit for the nine months ended September 30, 2015 was $493,000 compared to income tax expense of $1.4 million in 2014.  The reduction in income tax expense was due to lower proportional growth in pre-tax income compared to tax preference items recognized during 2015.  Pre-tax income was reduced due to $5.3 million in merger and integration charges incurred during the period while the Company’s tax preference items increased due to acquired tax credits of $438,000, non-taxable income related to the aforementioned gain on recognition of life insurance benefit, an increase in bank owned life insurance earnings of $230,000, and tax exempt investment income of $382,000.

Liquidity and Capital Resources Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At September 30, 2015, we had cash and interest-bearing deposits with banks of $40.4 million and securities available-for-sale with a fair value of $403.5 million.  If we require funds beyond the funds we are able to generate internally, we have $16.0 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $22.0 million.  Management believes the Company’s liquidity sources are adequate to meet its operational needs.

The Banks are required to maintain specific amounts of capital pursuant to regulatory requirements.  As of September 30, 2015, Your Community Bank was considered well capitalized under regulatory capital requirements and was in compliance with all regulatory capital requirements that were effective as of such date with capital ratios as follows:

September 30, 2015:

	Tier 1 Capital to Total Average Assets	Common Equity Tier 1 Capital to Risk-Adjusted Total Assets	Tier 1 Capital to Risk- Adjusted Total Assets	Total Capital to Risk- Adjusted Total Asset
Consolidated	10.1%	10.9%	15.2%	15.8%
Your Community Bank	10.9%	15.0%	15.0%	15.6%

Minimum for banks to be well capitalized under regulatory capital requirements:	5.0%	6.5%	8.0%	10.0%

December 31, 2014:

	Total Capital To Risk-weighted Assets	Tier 1 Capital To Risk-weighted Assets	Tier 1 Capital To Average Assets
Consolidated	18.7%	17.7%	13.0%
Your Community Bank	18.1%	17.1%	12.9%
Scott County State Bank	17.3%	16.3%	9.9%

Minimum for banks to be well capitalized under regulatory capital requirements:	10.0%	6.0%	5.0%

We have been repurchasing shares of our common stock since May 21, 1999.  A net total of 369,510 shares at an aggregate cost of $6.4 million have been repurchased since that time under both the current and prior repurchase plans.  Our Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of our common stock may be purchased.  Through September 30, 2015, a total of $1.6 million had been expended to purchase 85,098 shares under the current repurchase plan. As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

During June 2004 and 2006, we completed placements of $7.0 million and $10.0 million floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II, (trusts we formed), respectively.  These securities are reported as liabilities for financial reporting, but Tier 1 Capital for regulatory purposes.  We used the proceeds for general business purposes and to support our future opportunities for growth.  The Company assumed subordinated debentures of $15.8 million in its acquisition of First Financial, net of appropriate purchase accounting adjustments.  In June 2008, First Financial completed the placement of $8.0 million subordinated debentures with a maturity date of June 24, 2038, callable at par in whole or in part on or after June 24, 2018, and which pay a fixed interest rate of 8.00% for thirty years.  In March 2007, First Financial completed the placement of $10.0 million cumulative subordinated debentures at a 10-year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. These securities mature on March 22, 2037, and can be called at par in whole or in part on or after March 15, 2017.

Off Balance Sheet Arrangements and Contractual Obligations

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at September 30, 2015:

(In thousands)
Commitments to make loans	$23,161
Unused lines of credit	208,784
Standby letters of credit	2,255
Total	$234,200

Aggregate Contractual Obligations

As of September 30, 2015: (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$326,937	$194,973	$80,136	$23,274	$28,554
Short-term borrowings	74,034	74,034	—	—	—
Other borrowings	93,974	41,786	14,948	3,934	33,306
Defined benefit plan	888	274	116	161	337
Lease commitments	7,257	1,221	1,652	1,144	3,240
Total	$503,090	$312,288	$96,852	$28,513	$65,437

Time deposits represent certificates of deposit held by the Company.

Short-term borrowings consist of repurchase agreements of $44.0 million, overnight federal funds purchased of $30.5 million and a note payable of $32,000.  The note payable represents amounts due for the participation in construction of a low income housing development project and is payable on demand.

Other borrowings consist of FHLB advances of $52.1 million, subordinated debentures of $32.8 million, and a term loan of $9.0 million.  FHLB advances represent the amounts that are due from the FHLB and consist of fixed rate advances.  Subordinated debentures represent the scheduled maturities of subordinated debentures issued to trusts formed by the Company in connection with the issuance of trust preferred securities. The term loan represents the scheduled maturities of holding company debt.

The defined benefit plan represents expected benefit payments to be paid to participants.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2014 and September 30, 2015 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of September 30, 2015 our net interest income would decrease by an estimated 1.3%, or $680,000, over the one year forecast horizon.  As of December 31, 2014, in the Up 200 Scenario we estimated that net interest income would decrease $349,000, over a one year forecast horizon ending December 31, 2015.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of September 30, 2015 and December 31, 2014, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of September 30, 2015 and ending on September 30, 2016:

	Interest Rate Sensitivity as of September 30, 2015:
	Base	Gradual Increase in Rates of 200 Basis Points
	(In thousands)
Projected interest income:
Loans	$49,064	$51,204
Investments	9,588	9,799
FHLB and FRB stock	125	125
Interest-bearing deposits in other financial institutions	26	109
Total interest Income	58,803	61,237

Projected interest expense:
Deposits	2,179	4,327
Short-term borrowings	170	974
Other borrowings	2,920	3,082
Total interest expense	5,269	8,383
Net interest income	$53,534	$52,854

Change from base		(680)
Percent change from base		(1.3)%

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

Changes in Internal Control over Financial Reporting

There was no change in YCBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, YCBI’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the nine months ended September 30, 2015.

The Board of Directors of the Company authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock can be purchased.  As of September 30, 2015, the Company could repurchase up to $3.4 million of the Company’s common stock under the current repurchase plan.  As a condition for participating in SBLF, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital of the Company as of September 15, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in QSBL from the baseline level through the ninth dividend period.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

YOUR COMMUNITY BANKSHARES, INC.
(Registrant)

Dated:	November 9, 2015	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2015	BY:	/s/ Paul. A. Chrisco
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

101*

The following financial information from Your Community Bankshares, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 9, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014 (iv) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 and (vi) Notes to Consolidated Financial Statements.

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