Form 10-K
period 2015-12-31
Your Community Bankshares, Inc.
filed 2016-03-15
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of June 30, 2015, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $134,747,190 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.  Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2016, there were issued and outstanding 5,453,021 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2016 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K

Part I

Item 1.  Business

General

Your Community Bankshares, Inc. (the “Company”) is a bank holding company headquartered in New Albany, Indiana. The Company’s wholly-owned banking subsidiary is Your Community Bank (“YCB”) (YCB is at times referred to as the “Bank”).  The Bank is a state-chartered commercial bank headquartered in New Albany, Indiana regulated by the Indiana Department of Financial Institutions, Federal Deposit Insurance Corporation (“FDIC”), and the Kentucky Department of Financial Institutions (with respect to its Kentucky branches).  In addition, the Company wholly-owns a captive insurance company, CBIN Insurance, Inc. which issues policies to the Company’s banking subsidiaries.

YCB has three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages investment securities previously owned by the Bank.

The Company has subordinated debentures issued through four trusts, Community Bank Shares (IN) Statutory Trust I and Trust II and First Federal Statutory Trust II and Trust III (“Trusts”).  Because the Trusts are not consolidated with the Company, the Company’s financial statements reflect the subordinated debt issued by the Company to the Trusts.

The Company had total assets of $1.6 billion, total deposits of $1.3 billion, and shareholders’ equity of $127.1 million as of December 31, 2015. The Company’s principal executive office is located at 101 West Spring Street, New Albany, Indiana 47150, and the telephone number at that address is (812) 944-2224.

Business Strategy

The Company’s current business strategy is to operate a well-capitalized, profitable and independent community bank that has a significant presence in its primary market areas.  The Company’s growth strategy is focused on expansion through organic growth within its market areas.  The Company offers business and personal banking services through a full range of deposit products and services that include non-interest and interest-bearing checking accounts, ATM’s, mobile banking, debit cards, savings accounts, money market accounts, certificates of deposit and individual retirement accounts.  The Company’s loan products include:  secured and unsecured business loans of various terms to local businesses and professional organizations; consumer loans including home equity lines of credit, automobile and recreational vehicles, construction, and loans secured by deposit accounts; and residential real estate loans.   In addition, the Company also offers non-deposit investment products such as stocks, bonds, mutual funds, and annuities to customers within its banking market areas through a strategic alliance with Axiom Financial Strategies Group of Wells Fargo Advisors.

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

The Company has used different indices for its ARM loans such as the National Average Median Cost of Funds, the Sixth District Net Cost of Funds Monthly Index, the National Average Contract Rate for Previously Occupied Homes, the average three-year Treasury Bill Rate, and the Eleventh District Cost of Funds. Consequently, the adjustments in the Company’s portfolio of ARM loans tend not to reflect any one particular change in any specific interest rate index, but general interest rate trends overall.

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

Employees

As of December 31, 2015, the Company employed 350 employees, 339 full-time and 11 part-time.  None of these employees are represented by a collective bargaining group. Neither the Company nor any subsidiary has ever experienced a work stoppage.

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

The Company’s primary market areas consist of Floyd, Clark, and Scott counties in Southern Indiana and Fayette, Jefferson, Hardin, Bullitt, Meade and Nelson counties in Kentucky.  Floyd, Clark, Jefferson and Nelson counties are four of the thirteen counties comprising the Louisville, Kentucky Standard Metropolitan Statistical Area, which has a population in excess of 1.2 million.

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

Regulation and Supervision

As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (the “Act”). The Act limits the business of bank holding companies to banking, managing or controlling banks and other subsidiaries authorized under the Act, performing certain servicing activities for subsidiaries and engaging in such other activities as the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) may determine to be closely related to banking. The Company is registered with and is subject to regulation by the Federal Reserve Board. Among other things, applicable statutes and regulations require the Company to file an annual report and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also conducts examinations of the Company.

The Act provides that a bank holding company must obtain the prior approval of the Federal Reserve Board to acquire more than five percent of the voting stock or substantially all the assets of any bank or bank holding company. The Act also provides that, with certain exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries, or (ii) own or control more than five percent of the voting shares of any company that is not a bank, including any foreign company. A bank holding company is permitted, however, to acquire shares of any company, if the activities are so closely related to banking or managing or controlling banks as to be a proper incident thereto as determined by the Federal Reserve Board.  A bank holding company may also acquire shares of a company which furnishes or performs services for a bank holding company and acquire shares of the kinds and in the amounts eligible for investment by national banking associations. In addition, the Federal Reserve Act restricts the Bank’s extension of credit to the Company and its subsidiaries.

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

On November 12, 1999, Congress enacted the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act permits bank holding companies to qualify as “financial holding companies” that may engage in a broad range of financial activities that are financial in nature, incidental to financial activity, or complementary to financial activity that does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  These activities include underwriting securities, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to expand the list of permissible financial activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in nearly all of the activities permitted for financial holding companies. The Company has not elected the status of financial holding company and at this time has no plans for these investments or broader financial activities.

As a state-chartered commercial bank, the Company’s subsidiary bank is subject to examination, supervision and extensive regulation by the FDIC, the Indiana Department of Financial Institutions (“DFI”), and, with respect to YCB’s branch offices located in Kentucky, the Kentucky Department of Financial institutions (“KDFI).  The Bank is a member of and owns stock in the Federal Home Loan Bank (“FHLB”) of Indianapolis. The FHLB institutions located in Indianapolis and Cincinnati are two of the twelve regional banks in the FHLB system. The Bank is also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which the Bank is subject is intended primarily for the protection of the Company’s customers and depositors, and not its shareholders.

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

Federal Regulations

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a holder of greater than ten percent of a bank’s stock, and certain of their affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans to one borrower limit (15% of the Bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution’s unimpaired capital and surplus. As of December 31, 2015, the Bank was in compliance with these restrictions.

Safety and Soundness. The Federal Deposit Insurance Act (“FDIA”), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal control, information systems and internal audit systems, loan documentation, credit underwriting, interest-rate-risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies may deem appropriate. The federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

Capital and Liquidity Requirements. Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) has adopted risk-based capital ratio guidelines to which depository institutions under their supervision, including YCB, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. YCB exceeded all risk-based minimum capital requirements of the FDIC as of December 31, 2015. For YCB’s regulatory capital ratios and regulatory requirements as of December 31, 2015 and 2014, see Note 14 to the consolidated financial statements.

The federal regulatory authorities’ current risk-based capital guidelines are supervisory policies issued by the Basel Committee on Banking Supervision. The Basel Committee is a committee of central banks and bank regulators from the major industrialized countries that develops broad policy guidelines for use by a country’s regulators in determining appropriate supervisory policies. In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity supervisory policies generally referred to as “Basel III.”

On July 2, 2013, the Federal Reserve approved final rules known as the “Basel III Capital Rules” substantially revising the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and YCB.  The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III Capital Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.  Certain of the Basel III Capital Rules came into effect for the Company and YCB on January 1, 2015; these rules are subject to a phase-in period which began on January 1, 2015.

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

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Company or YCB.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The Basel III Capital Rules provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Under the Basel III Capital Rules, the Company and YCB were given a one-time election (“Opt-out Election”) to filter certain accumulated other comprehensive income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The Company and YCB elected to choose the AOCI Opt-out Election.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

Management believes that, as of December 31, 2015, the Company and YCB would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

Prompt Corrective Action Regulations. The Basel III Capital Rules revised the “prompt corrective action” regulations pursuant to Section 38 of The Federal Deposit Insurance Act (the “FDIA”), by:

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

Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

Management believes that, as of December 31, 2015, YCB was “well capitalized” based on the aforementioned existing ratios and the ratios as modified by the Basel III Capital Rules.

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

As a member of the FHLB system, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2015, $3.9 million of FHLB stock was outstanding for the Bank, which complied with this requirement. In past years, the Bank has received dividends on its FHLB stock.

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

Effective April 1, 2011, the FDIC changed the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity.  In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets).  Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. The FDIC suspended dividends indefinitely; however, in lieu of dividends, and pursuant to its authority to set risk-based assessments, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent, and 2.5 percent. Additionally, the final rule included a new adjustment for depository institution debt whereby an institution pays an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program) to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital.

The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts, non-personal time deposits, and Eurocurrency liabilities.  Banks are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

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

Indiana Taxation. The Company is subject to an income tax imposed by the State of Indiana.  The tax is imposed at the rate of 7.0 percent of the Company’s adjusted gross income. In computing adjusted gross income, no deductions are allowed for municipal interest and U.S. Government interest.  In 2000, the Indiana financial institution tax law was amended to treat resident financial institutions the same as nonresident financial institutions by providing for apportionment of Indiana income based on receipts in Indiana. This revision allowed for the exclusion of receipts from out of state sources and federal government and agency obligations.

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

Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, risk mitigating hedging, trading in government obligations, certain insurance company activities, and organizing and offering hedge funds or private equity funds.  The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.

The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted.  Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule.  Independent testing and analysis of an institution’s compliance program are also required.  The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements.  A banking entity that does not engage in covered trading activities will not need to establish a compliance program.  As the Company and the Bank held no investment positions at December 31, 2015 that were subject to the final rule these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

Available Information.  The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The public may read and copy any material the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC on its website at www.sec.gov.  The Company makes its SEC reports available through its website, www.yourcommunitybank.com.

Item 1A.  Risk Factors

There are a number of factors, including those specified below, that may adversely affect our business, financial results or stock price.  Additional risks that we currently do not know about or currently view as immaterial may also impair our business or adversely impact our financial results or stock price.

As used in this Item 1A, the terms “we”, “us” and “our” refer to Your Community Bankshares, Inc., an Indiana corporation and its subsidiaries (unless the context clearly implies otherwise).

Industry Risk Factors

Economic Conditions.  The Company’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply and other factors beyond the Company’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, our earnings. Because the Company has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. In addition, substantially all of the Company’s loans are to individuals and businesses in our market area. Consequently, any economic decline in the Company’s primary market areas, which include southern Indiana and Elizabethtown, Louisville and Lexington, Kentucky, could have an adverse impact on the Company’s earnings.

Enactment of Dodd-Frank and the promulgation of regulations thereunder could significantly increase our compliance and operating costs or otherwise have a material and adverse effect on our financial position, results of operations, or cash flows.  Government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation.  Dodd-Frank sets out sweeping regulatory changes.  Changes imposed by Dodd-Frank affecting our business include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements; (ii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iii) the establishment of new regulatory bodies, such as the Consumer Financial Protection Bureau.  Many of the requirements of Dodd-Frank are still being implemented and will not become fully effective for several years.

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

Changes in consumer use of banks and changes in consumer spending and saving habits could adversely affect our financial results.  Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank and can access loans through lending groups and other non-regulated entities. This “disintermediation” could result in the loss of fee and interest income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect our operations, and we may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

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

The FDIC’s restoration plan and the related increased assessment rate could affect our earnings.  As a result of a series of financial institution failures and other market developments, the deposit insurance fund, or DIF, of the FDIC has been significantly depleted and reduced the ratio of reserves to insured deposits.  In response to the recent economic conditions and the enactment of Dodd-Frank, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions.  If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required which we may be required to pay.  We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay higher FDIC premiums.  Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations and could have a materially adverse effect on the value or market for our common stock.

Company Risk Factors

Our allowance for loan losses may not be adequate to cover actual losses.  We maintain an allowance for loan losses which is established through a provision for loan losses based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. In addition, we evaluate all loans identified as problem loans and augment the allowance based upon our estimation of the loss associated with those problem loans.  Additions to our allowance for loan losses decrease our net income.

Our estimates are subjective, and their accuracy depends on the outcome of future events. Changes in economic, operating, and other conditions that are generally beyond our control could cause actual loan losses to increase significantly. In addition, bank regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of our allowance for loan losses. Regulatory agencies may from time to time require us to increase our provision for loan losses or to recognize additional loan charge-offs when their judgment has differed from ours.  Any of these events could have a material negative impact on our operating results.

We may suffer losses in our loan portfolio despite our underwriting practices.  Our results of operations are significantly affected by the ability of borrowers to repay their loans. Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is historically small, but if nonpayment levels are greater than anticipated, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected. No assurance can be given that our underwriting practices or monitoring procedures and policies will reduce certain lending risks.   Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect profitability. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets.  A further downturn in our real estate markets could hurt our business because many of our loans are secured by real estate.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. Substantially all of our real estate collateral is located in Southern Indiana, Scottsburg, Indiana, and Elizabethtown, Lexington, Louisville and Bardstown, Kentucky. If real estate values, including values of land held for development, decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or group of related borrowers. Since payments on these loans often depend on the successful operation or management of the properties, as well as the business and financial condition of the borrower, adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations all could adversely affect repayment of our commercial real estate loans.

Additional risks associated with our construction loan portfolio include failure of contractors to complete construction on a timely basis or at all, market deterioration during construction, cost overruns and failure to sell or lease the security underlying the construction loans so as to generate the cash flow anticipated by our borrower. Construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and often on the sale of the property. If we are forced to foreclose on a project prior to its completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project, or hold the property for an indeterminate period of time.  During an economic downturn, declines in real estate values coupled with an associated increase in unemployment, may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or a lack of growth or decrease in deposits, which may cause us to incur losses, adversely affect our capital or hurt our business.

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

A failure in or breach, including cyber attacks, of our operational or security systems, or those of our third party vendors and other service providers, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.  As a financial institution, we are susceptible to fraudulent activity that may be committed against us or our clients and that may result in financial losses to us or our clients, privacy breaches against our clients, or damage to our reputation.  Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, and other dishonest acts.  In recent periods, there has been a rise in fraudulent electronic activity within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts.  Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity in recent periods.

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

The required accounting treatment of purchased credit-impaired (PCI) loans we acquired through business combinations and FDIC-assisted transactions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.  Under U.S. GAAP, we record loans acquired at a discount (that is due, in part, to credit,) at fair value which may underestimate the actual performance of such loans.  As a result, if these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially appear higher.  We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margin and lower interest income in future periods.

Our business could suffer if we fail to attract and retain skilled people.  Our success depends, in large part, on our ability to attract and retain key people. Competition for talent in most activities in which we engage can be intense. We may not be able to hire the best people or to keep them.

We may incur losses in our investments portfolio.  Our investment portfolio is comprised of state and municipal securities, residential mortgage-backed agencies issued by U.S. Government sponsored entities securities, corporate bonds, mutual funds, and U.S. Government sponsored entities and agencies.  We must evaluate these securities for other-than-temporary impairment loss (“OTTI”) on a periodic basis.  We may need to record OTTI charges in our investments in the future should the issuers of those securities experience financial difficulties.  Any future OTTI charges could significantly impact our earnings.

Significant legal actions could subject us to substantial uninsured liabilities.  From time to time we are subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. To protect us from the cost of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations and financial condition.

There is a limited trading market for our stock and you may not be able to resell your shares at or above the price you paid for them.  The price of the common stock purchased may decrease significantly. Although our common shares are listed on the Nasdaq Capital Market under the symbol “YCB”, trading activity in our shares historically has been sporadic. A public trading market having the desired characteristics of liquidity and order depends on the presence in the market of willing buyers and sellers at any given time. The presence of willing buyers and sellers depends on the individual decisions of investors and general economic conditions, all of which are beyond our control.

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

Our status as a holding company makes us dependent on dividends from our subsidiaries to meet our obligations.  We are a bank holding company and conduct almost all of our operations through YCB and CBIN Insurance, Inc.  We do not have any significant assets other than cash and the stock of YCB and CBIN Insurance, Inc.  Accordingly, we depend on dividends from our subsidiaries to meet our obligations and obtain revenue.  Our right to participate in any distribution of earnings or assets of our subsidiaries is subject to the prior claims of creditors of such subsidiaries.  Under federal and state law, our bank subsidiaries are limited in the amount of dividends they may pay to us without prior regulatory approval.  The Banks must maintain sufficient capital and liquidity and be in compliance with other general regulatory restrictions.  Bank regulators have the authority to prohibit the subsidiary banks from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice.  As of December 31, 2015, our subsidiaries did not have the ability to pay us dividends without prior regulatory approval.

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2015 or that we will be able to pay future dividends at all.  Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital.  The ability of Your Community Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to these banks, including state regulatory requirements.  The FDIC and other bank regulators have proposed guidelines and seek greater liquidity, and have been discussing increasing capital requirements.  If these regulatory requirements are not met, our subsidiary banks will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company conducts its business through its corporate headquarters located in New Albany, Indiana.  The Bank operates a main office and 13 branch offices in Clark, Floyd, Scott Counties, Indiana, and 22 branch offices in Bullitt, Fayette, Hardin, Hart, Jefferson, Meade, and Nelson Counties, Kentucky.  The following table sets forth certain information concerning the main offices and each branch office at December 31, 2015. The Company’s aggregate net book value of premises and equipment was $33.3 million at December 31, 2015.

Location	Year Opened	Owned or Leased
101 West Spring Street - Main Office	1937	Owned
New Albany, IN 47150

2626 Charlestown Road	1995	Owned
New Albany, IN 47150

4328 Charlestown Road	2004	Leased
New Albany, IN 47150

480 New Albany Plaza	1974	Leased
New Albany, IN 47130

901 East Lewis and Clark Pkwy	1981	Owned
Clarksville, IN 47130

701 Highlander Point Drive	1990	Owned
Floyds Knobs, IN 47119

102 Heritage Square	1992	Owned
Sellersburg, IN 47172

201 West Court Avenue	1996	Owned
Jeffersonville, IN 4710

5112 Highway 62	1997	Owned
Jeffersonville, IN 47130

2917 East 10th Street	2007	Leased
Jeffersonville, IN 47130

125 West McClain Avenue	1890	Owned
Scottsburg, IN 47170

155 West Wardell - Drive Thru	1981	Owned
Scottsburg, IN 47170

57 North Michael Drive	1998	Owned
Scottsburg, IN 47170

307 W. Main Street	1998	Owned
Austin, IN 47102

475 West Lincoln Trail Road	2015	Owned
Radcliff, KY 40160

1671 North Wilson Road Radcliff, KY 40160	2015	Owned

4055 Flaherty Road Vine Grove, KY 40175	2015	Leased

2323 Ring Road Elizabethtown, KY 42701	2015	Owned

325 West Dixie Avenue Elizabethtown, KY 42701	2015	Owned

2101 North Dixie Highway Suite 111 Elizabethtown, KY 42701	2015	Owned

925 West Main Street Munfordville, KY 42765	2015	Owned

416 East Broadway Brandenburg, KY 40108	2015	Leased

395 North Buckman Street Shepherdsville, KY 40165	2015	Owned

1707 Cedar Grove Road Suite 1 Shepherdsville, KY 40165	2015	Leased

279 North Bardstown Road Mount Washington, KY 40047	2015	Owned

401 East John Rowan Boulevard Bardstown, KY 40004	2015	Owned

315 North Third Street Bardstown, KY 40004	2015	Owned

301 Blankenbaker Parkway Louisville, KY 40243	2015	Leased

11810 Interchange Drive Louisville, KY 40229	2015	Owned

3650 South Hurstbourne Parkway Louisville, KY 40299	2015	Owned

4510 Shelbyville Road Louisville, KY 40207	2003	Leased

13205 Magisterial Drive Louisville, KY 40223	2006	Leased

471 West Main Street Louisville, KY 40202	2008	Leased

2452 Sir Barton Way, Suite 100 Lexington, KY 40509	2013	Owned

3346 Tates Creek Road Lexington, KY 40502	2013	Owned

110 W. Vine Street Lexington, KY 40507	2013	Leased

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

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “YCB”.  The quarterly range of low and high trade prices per share of the Company’s common stock for the periods indicated as reported on the Nasdaq Capital Market, as well as the per share dividend paid in each such quarter by the Company on its common stock is shown below.

	2015				2014
QUARTER ENDED	HIGH	LOW	DIVIDEND	QUARTER ENDED	HIGH	LOW	DIVIDEND
March 31	$27.87	$26.66	$0.12	March 31	$23.34	$19.11	$0.12
June 30	28.50	27.00	0.12	June 30	28.72	21.51	0.12
September 30	30.20	27.05	0.12	September 30	26.99	25.65	0.12
December 31	32.15	28.33	0.12	December 31	28.00	26.23	0.12

Holders

As of March 8, 2016 there were 1,087 holders of the Company’s common stock.

Dividends

The Company intends to continue its historical practice of paying quarterly cash dividends although there is no assurance that it will continue to pay dividends in the future.  The future payment of dividends depends on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors, and other considerations.  In addition, our ability to pay dividends is subject to the regulatory restrictions described in Note 14 to the Company’s consolidated financial statements.

EQUITY PLAN INFORMATION

The following table provides information about our equity compensation plans as of December 31, 2015.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	438,000	$22.20	369,284	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	438,000	$22.20	369,284	(1)

(1) Of the shares reflected, 239,759 shares are available to be awarded under the Company’s Stock Award Plan and 267,525 shares are available to be awarded under the Company’s Performance Units Plan.

Performance Graph

The graph compares the performance of Your Community Bank Shares, Inc. common stock to the Russell 2000 index and the SNL Bank $1B - $5B Bank index for the Company’s last five fiscal years.  The graph assumes the value of the investment in Company common stock and in each index was $100 at December 31, 2010 and that all dividends were reinvested.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Your Community Bankshares, Inc.	100.00	101.29	144.54	221.36	316.17	372.57
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Bank $1B - $5B	100.00	91.20	112.45	163.52	170.98	191.39

Item 6.  Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial information from 2011 through 2015.  This information should be read in conjunction with the Consolidated Financial Statements and the related Notes.  Factors affecting the comparability of certain indicated periods are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  For analytical purposes, net interest margin is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 35% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Income Statement Data:
Interest income	$59,820	$34,274	$33,253	$32,826	$34,241
Interest expense	5,135	1,941	2,227	4,030	5,968
Net interest income	54,685	32,333	31,026	28,796	28,273
Provision for loan losses	2,591	1,275	3,410	4,101	4,390
Non-interest income	11,379	6,445	8,684	8,423	8,481
Non-interest expense	52,935	26,489	26,071	23,748	22,863
Income before taxes	10,538	11,014	10,229	9,370	9,501
Net income	10,404	9,013	8,667	7,685	7,410
Net income available to common shareholders	9,984	8,574	7,865	6,921	6,031

Balance Sheet Data:
Total assets	$1,556,015	$888,746	$846,735	$819,500	$797,354
Total securities	378,978	202,177	195,327	251,205	198,746
Total loans, net	1,009,463	597,110	552,926	456,827	489,740
Allowance for loan losses	6,851	6,465	8,009	8,762	10,234
Total deposits	1,262,064	650,944	643,625	624,667	581,358
Short-term borrowings	48,785	45,818	45,722	45,500	50,879
Other borrowings	108,347	67,000	67,000	57,000	72,000
Total shareholders’ equity	127,086	99,548	88,339	86,442	79,485

Per Share Data:
Basic earnings per common share	$1.85	$2.49	$2.32	$2.06	$1.82
Diluted earnings per common share	1.82	2.46	2.32	2.06	1.79
Book value per common share	23.41	20.75	17.77	17.34	15.47
Cash dividends per common share	0.48	0.48	0.43	0.40	0.40

Performance Ratios:
Return on average assets	0.65%	1.04%	1.04%	0.95%	0.94%
Return on average equity	7.03	9.54	10.03	9.13	10.58
Net interest margin	3.98	4.25	4.24	4.07	4.07
Efficiency ratio	80.11	68.31	65.65	63.81	62.21

Asset Quality Ratios:
Non-performing assets to total loans	1.38%	1.98%	2.46%	3.30%	4.17%
Net loan charge-offs to average loans	0.22	0.48	0.79	1.14	0.99
Allowance for loan losses to total loans	0.67	1.07	1.43	1.92	2.05
Allowance for loan losses to non-performing loans	170.72	85.79	102.84	100.50	64.89

Capital Ratios:
Leverage ratio	9.2%	13.0%	12.5%	12.2%	11.7%
Average stockholders’ equity to average total assets	9.3	10.9	10.4	10.4	8.9
Tier 1 risk-based capital ratio	12.6	17.7	17.2	17.9	16.3
Total risk-based capital ratio	15.4	18.7	18.5	19.1	17.5
Common Tier 1 capital ratio (1)	10.1	N/A	N/A	N/A	N/A
Dividend payout ratio	24.8	18.3	16.8	17.5	17.9

Other Key Data:
End-of-period full-time equivalent employees	345	210	204	197	196
Number of bank offices	35	24	24	21	21

(1)         Applicable under Basel III for 2015 only

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results of Operations

Overview

This section presents an analysis of the consolidated financial condition of the Company and its wholly-owned subsidiary at December 31, 2015 and 2014, and the consolidated results of operations for each of the years in the three year period ended December 31, 2015.  The information contained in this section should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this Annual Report on Form 10-K.

The Company conducts its primary business through the Bank, which is a community-oriented financial institution offering a variety of financial services to its local communities.  The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds for the origination of: 1) commercial business and real estate loans and 2) secured consumer loans such as home equity lines of credit, automobile loans, and recreational vehicle loans.  Additionally, the Bank originates and sells into the secondary market mortgage loans for the purchase of single-family homes in Floyd, Clark, and Scott Counties, Indiana, and Bullitt, Fayette, Hardin, Hart, Jefferson, Meade, and Nelson Counties, Kentucky, including surrounding communities.  The Bank invests excess liquidity balances in mortgage-backed, U.S. agency, state and municipal and corporate securities.

The operating results of the Company depend primarily upon the Bank’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities.  Interest-earning assets principally consist of loans, taxable and tax-exempt securities, and FHLB stock.  Interest-bearing liabilities principally include deposits, retail repurchase agreements, federal funds purchased, advances from the FHLB of Indianapolis and Cincinnati, holding company debt from another financial institution, and subordinated debentures.  The Bank’s earnings are also affected by 1) provision for loan losses, 2) non-interest income (including mortgage banking income, net gains on sales of securities, deposit account service charges, earnings on company owned life insurance, interchange income, and commission-based income on non-deposit investment products), 3) non-interest expenses (including compensation and benefits, occupancy, equipment, data processing expenses, marketing and advertising, legal and professional fees, FDIC insurance premiums, net foreclosed and repossessed asset expense, and other expenses, such as postage, printing, and telephone expenses), and 4) income tax expense.

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

In addition to risks identified by the Company under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, the following factors, among other things, could cause actual results to differ materially from such forward-looking statements: 1) adverse changes in economic conditions affecting the banking industry in general and, more specifically, the market areas in which the Company and its subsidiary Bank operate, 2) adverse changes in the legislative and regulatory environment affecting the Company and its subsidiary Bank, 3) increased competition from other financial and non-financial institutions, 4) the impact of technological advances on the banking industry, and 5) other risks detailed at times in the Company’s filings with the Securities and Exchange Commission.  The Company does not assume any obligation to update or revise any forward-looking statements after the date on which they are made unless required by law.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated fair value of collateral securing the loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under “Asset Quality” below.

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, amounts of allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired.  The Company evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other loans not subject to individual allowance allocations. These historical loss rates may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies.

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques from those used in prior periods that have impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the allowance of $6.9 million was adequate to address probable incurred credit losses associated with the loan portfolio at December 31, 2015.

Carrying Value of Foreclosed and Repossessed Assets

Foreclosed and repossessed assets are acquired through or instead of loan foreclosure and are initially measured at fair value less estimated costs to sell.  The Company obtains appraisals to determine the initial fair value and then makes any adjustments deemed necessary based on prevailing market conditions and length the asset remains in the Company’s inventory.  Determining the carrying value requires significant management judgment as foreclosed and repossessed assets are typically acquired in distressed situations which may materially impact the valuation compared to similar assets in non-distressed sales transactions.  Also, if foreclosed and repossessed assets are not sold in a timely manner, they can deteriorate in value significantly as there may be volatility in the market.  At December 31, 2015, the Company had foreclosed and repossessed assets of $10.0 million which, in management’s estimation, were reported at the appropriate carrying value.

Deferred Tax Assets

The Company has a net deferred tax asset of approximately $14.4 million. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company must establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2015, a valuation allowance of $927,000 has been established against the outstanding deferred tax asset due to incurred net operating losses for state income taxes.  The net operating loss is partially due to YCB’s Nevada subsidiaries that hold and manage YCB’s investments.  The Company is uncertain if it will be able to utilize this benefit, thus a valuation allowance has been established against the state net operating loss.  Additionally, the Company acquired net operating losses for federal taxes as part of its acquisition of First Financial Service Corporation (“First Financial”) that were incurred from 2011 through 2015 and generated a net operating loss for federal income taxes of $6.0 million during 2015.  Note 13 to the Consolidated Financial Statements describes the net deferred tax asset.  The Company has been profitable from 2010 through 2015 and has a positive earnings outlook for 2016.  The net loss for 2015 was primarily attributable to elevated expenses associated with the acquisition of First Financial that will not be repeated in 2016.

Highlights

The Company had net income available to common shareholders of $10.0 million for the year ended December 31, 2015 compared to $8.6 million for 2014.  The increase in earnings in 2015 was attributable to increases in net interest income and non-interest income of $22.4 million and $4.9 million, respectively, and a decrease in income tax expense of $476,000 offset by an increase in provision for loans losses of $1.3 million and in non-interest expense of $26.4 million.  Earnings per basic and diluted common shares decreased to $1.85 and $1.82, respectively, for the year ended December 31, 2015 compared to basic and diluted earnings per common share of $2.49 and $2.46, respectively, in 2014.  The Company’s book value per common share increased to $23.41 per share at December 31, 2015 from $20.75 at December 31, 2014.

The following table summarizes selected financial information regarding the Company’s financial performance:

Table 1 — Summary

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2015	2014	2013
Net income available to common shareholders	$9,984	$8,574	$7,865
Basic earnings per common share	$1.85	$2.49	$2.32
Diluted earnings per common share	$1.82	$2.46	$2.32
Return on average assets	0.65%	1.04%	1.04%
Return on average equity	7.03%	9.54%	10.03%

The Company’s total assets increased to $1.6 billion at December 31, 2015 from $888.7 million at December 31, 2014 due to the acquisition of First Financial on January 1, 2015.  Most asset categories were impacted by the acquisition, including net loans which increased $412.4 million, securities available for sale which increased $176.8 million, net premises and equipment which increased $15.1 million, other assets which increased $22.2 million, and company owned life insurance which increased $11.1 million, offset by a decrease in deposit for partial redemption of preferred stock and unpaid dividends of $11.3 million.  In connection with the acquisition, the Company recorded goodwill of $4.9 million after determining the fair value of assets acquired and liabilities assumed.  See footnote 2 to the consolidated financial statements for further information on the acquisition of First Financial.

Total liabilities increased to $1.4 billion at December 31, 2015 from $789.2 million at December 31, 2014.  Total deposits increased by $611.1 million to $1.3 billion at December 31, 201, primarily due to the deposits assumed in the First Financial transaction, which had a fair value of $704.8 million.  Excluding the assumption of First Financial’s deposits, total deposits decreased by $93.7 million as the Company repriced the higher yield deposits assumed from First Financial, which lead to deposit run-off.  Also contributing to the increase in total liabilities was an increase in other borrowings to $108.3 million at December 31, 2015 from $67.0 million as of December 31, 2014.  The increase was due to the assumption of subordinated debentures with a fair value of $28.8 million from First Financial as well as the issuance of $25.0 million of subordinated debt during 2015.  Total shareholders’ equity increased by $27.5 million to $127.1 million at December 31, 2015.  The increase was a result of stock issued to the former shareholders of First Financial as well as the proceeds from the sale of stock to support the acquisition of First Financial.  Total shareholders’ equity was also impacted by net income available to common shareholders of $10.0 million, redemption of $28.0 million of preferred stock, and dividends on common shares of $2.6 million.

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

Net interest income for the year ended December 31, 2015 increased $22.4 million to $54.7 million while the net interest margin on a taxable equivalent basis decreased to 3.98% for 2015 from 4.25% in 2014.  The increase in net interest income was due to average earning assets increasing to $1.4 billion in 2015 from $797.3 million as a result of the First Financial acquisition.  The average balances for most earning assets and interest-bearing liabilities increased from the same period in 2014 due to the aforementioned acquisition.

The average balance of interest-bearing assets increased to $1.4 billion with an average yield of 4.34% in 2015 compared to $797.3 million and 4.49% in 2014.  The decline in yield on earning assets on a fully taxable equivalent basis was due to a shift in the Company’s earning asset mix to interest-bearing deposits in other financial institutions with an average balance of $38.0 million and yield of 0.42% in 2015 compared to $11.7 million and 0.51% in 2014, respectively, and taxable securities with an average balance of $288.1 million and yield of 1.79% in 2015 compared to $115.1 million and 1.79% in 2014.  The acquisition of First Financial  increased the Company’s liquidity while the acquisition of Kentucky municipal deposits required the Company to carry higher levels of securities to pledge.  A decline in the tax equivalent yield on tax-exempt securities to 5.41% in 2015 from 5.57% in 2014 also impacted the yield on interest-earning assets.  The yield continues to be affected by the current interest rate environment as maturities and repayments are replaced with lower yielding investments.  Offsetting the increase in lower-yielding assets was an increase in the Company’s loan yield to 5.10% for the year ended December 31, 2015 from 4.96% in 2014.  Although the Company’s loan portfolio is experiencing the same interest rate pressure, the yield was bolstered by accretion income of $3.2 million on acquired loans in 2015 compared to $1.0 million in 2014.

The average balance of interest-bearing liabilities increased to $1.2 billion with an average cost of 0.44% in 2015 compared to $574.6 million and 0.34% in 2014.  The increase in the average balance and cost between the periods was due to the assumption of First Financial’s liabilities, which generally were higher costing compared to the legacy deposits of the Company.  Offsetting the higher contractual rates of liabilities assumed was accretion of $2.2 million recognized in 2015 compared to $0 in 2014 for time deposits and other borrowings.  The increase in the cost of interest-bearing liabilities was primarily driven by the increase in cost of the Company’s other borrowings, which include subordinated debentures, FHLB advances, subordinated debt, and a term loan at the holding company.  The average balance of other borrowings increased to $88.4 million with an average cost of 3.05% in 2015 from an average balance of $63.5 million and 1.29% in 2014 due to the assumption of $18.5 million of subordinated debentures of First Financial and the issuance of $25.0 million of subordinated debt by YCB during 2015.  In the acquisition of First Financial, the Company assumed $18.5 million of subordinated debentures with a weighted average contractual cost of 7.27% while issuing $25.0 million of subordinated debt with a rate of 6.25% in the fourth quarter of 2015.  The proceeds from the subordinated debt placement were utilized to redeem preferred shares issued to the U.S. Department of Treasury under its Small Business Lending Program.

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

Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2013 through 2015.

Table 2 - Average Balance Sheets and Rates for Years Ended 2015, 2014 and 2013

For analytical purposes, net interest margin and net interest spread are adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 35% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.

	2015			2014			2013
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$38,042	$158	0.42%	$11,723	$59	0.51%	$14,921	$76	0.51%
Taxable securities	288,050	5,161	1.79	115,145	2,062	1.79	142,713	2,479	1.74
Tax-exempt securities	102,994	5,575	5.41	80,458	4,485	5.57	79,624	4,598	5.77
Total loans and fees (1)(2)(3)	1,003,873	51,224	5.10	584,079	28,950	4.96	524,820	27,377	5.22
FHLB and Federal Reserve stock	4,758	251	5.28	5,911	242	4.09	6,424	287	4.47
Total earning assets	1,437,717	62,369	4.34	797,316	35,798	4.49	768,502	34,817	4.53

Non-interest earning assets:
Less: Allowance for loan losses	(7,359)			(8,306)			(8,931)
Non-earning assets:
Cash and due from banks	33,756			16,352			17,209
Bank premises and equipment, net	36,612			18,236			15,199
Other assets	94,704			39,962			42,370
Total assets	$1,595,430			$863,560			$834,349

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Savings and other	$673,584	$1,051	0.16%	$328,869	$611	0.19%	$311,661	$584	0.19%
Time deposits	348,113	1,248	0.36	141,214	409	0.29	161,912	607	0.38
Short-term borrowings	46,655	135	0.29	40,954	99	0.24	45,072	113	0.25
Other borrowings	88,420	2,701	3.05	63,521	822	1.29	50,703	923	1.82
Total interest bearing liabilities	1,156,772	5,135	0.44	574,558	1,941	0.34	569,348	2,227	0.39

Non-interest bearing liabilities:
Non-interest bearing deposits	281,519			188,875			172,652
Other liabilities	9,261			5,672			5,906
Shareholders’ equity	147,878			94,455			86,443
Total liabilities and shareholders’ equity	$1,595,430			$863,560			$834,349

Net interest income (taxable equivalent basis)		57,234			33,857			32,590
Less: taxable equivalent adjustment		(2,549)			(1,524)			(1,564)
Net interest income		$54,685			$32,333			$31,026
Net interest spread			3.90%			4.15%			4.14%
Net interest margin			3.98%			4.25%			4.24%

(1)   The amount of direct loan origination cost included in interest on loans was $384, $382 and $341 for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)  Includes loans held for sale and non-accruing loans in the average loan amounts outstanding.

(3)  The amount of accretion recorded for acquired loans included in interest income on loans was $3.2 million, $1.0 million, and $623 for the years ended December 31, 2015, 2014, and 2013, respectively.

Table 3 illustrates the extent to which changes in interest rates on a fully taxable equivalent basis and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.  A tax rate of 35% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.

Table 3 - Volume/Rate Variance Analysis

	Year Ended December 31,2015 compared to Year Ended December 31, 2014			Year Ended December 31,2014 compared to Year Ended December 31, 2013
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
Interest income:
Interest-bearing deposits with other financial institutions	$99	$111	$(12)	$(17)	$(16)	$(1)
Taxable securities	3,099	3,098	1	(417)	(492)	75
Tax-exempt securities	1,090	1,223	(133)	(113)	48	(161)
Total loans and fees	22,274	21,396	878	1,573	2,984	(1,411)
FHLB and Federal Reserve stock	9	(53)	62	(45)	(22)	(23)
Total increase (decrease) in interest income	26,571	25,775	796	981	2,502	(1,521)

Interest expense:
Savings and other	440	551	(111)	27	32	(5)
Time deposits	839	722	117	(198)	(71)	(127)
Short-term borrowings	36	15	21	(14)	(10)	(4)
Other borrowings	1,879	420	1,459	(101)	202	(303)
Total increase (decrease) in interest expense	3,194	1,708	1,486	(286)	153	(439)
Increase (decrease) in net interest income	$23,377	$24,067	$(690)	$1,267	$2,349	$(1,082)

Non-interest Income

Non-interest income was $11.4 million for 2015, $6.4 million for 2014, and $8.7 million for 2013.  For the year ended December 31, 2015, non-interest income increased by 76.6% as compared to 2014 due primarily to the increase in service charges on deposits accounts of $3.0 million and interchange income of $1.0, which correlates to the increase in deposit accounts as a result of the First Financial transaction.  Also contributing to the overall increase in non-interest income was the gain on recognition of life insurance benefit of $835,000 and increases in earnings on company owned life insurance of $357,000 and mortgage banking income of $239,000, offset by a net loss on sale of loans of $316,000 and a decrease in net gains on sale of available for sale securities of $214,000.  For the year ended December 31, 2014, non-interest income decreased by 25.8% as compared to 2013 due primarily to the $1.9 million bargain purchase gain which was not repeated in 2014 and decreases in net gain on sale of available for sale securities of $274,000 and mortgage banking income of $91,000 offset by an increase in interchange income of $76,000.

Table 4 provides a breakdown of the Company’s non-interest income during the past three years.

Table 4 - Analysis of Non-interest Income

	Year Ended December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2015	2014	2013	2015/2014	2014/2013

Service charges on deposit accounts	$6,349	$3,355	$3,394	89.2%	(1.1)%
Commission income	191	194	173	(1.5)	12.1
Net gain on sale of available for sale securities	254	468	742	(45.7)	(36.9)
Mortgage banking income	365	126	217	189.7	(41.9)
Net loss on sale of loans	(316)	—	—	*	*
Earnings on company owned life insurance	1,029	672	678	53.1	(0.9)
Gain on recognition of life insurance benefit	835	—	—	*	*
Interchange income	2,195	1,168	1,092	87.9	7.0
Bargain purchase gain	—	—	1,879	*	*
Other	477	462	509	3.2	(9.2)
Total	$11,379	$6,445	$8,684	76.6%	(25.8)%

* Not meaningful

During December 31, 2015 charges on deposit accounts increased significantly when compared to December 31, 2014 from $3.4 million in 2014 to $6.3 million in 2015.  The acquisition of First Financial significantly increased the number of deposit accounts and transactions which directly correlated to the increase in service charge income including non-sufficient funds and overdraft fees.  Additionally, ATM surcharge fees increased to $627,000 from $257,000 in 2014 as result of the acquisition and the corresponding increase activity.  For the years ended December 31, 2014 and 2013 service charges on deposit accounts remained flat at $3.4 million.  The majority of service fees earned were non-sufficient funds and overdraft fees, which contributed $1.9 million to service charges recognized in 2014 and 2013.  Also contributing to service fee income in 2014 and 2013, were monthly service fees on checking accounts of $797,000 and $795,000, respectively, and ATM surcharge fees of $257,000 and $284,000, respectively.

For the year ended December 31, 2015, the Company received net proceeds of $69.8 million on sales of available for sale securities for net gains of $254,000.  During 2015, management sold securities to conform the acquired investments from First Financial to the Company’s policy limits and strategic objectives for the portfolio.  In 2014, the Company received net proceeds of $43.7 million on sales of available for sale securities for net gains of $468,000 compared to proceeds of $51.0 million and net gains of $742,000 million in 2013.  The proceeds from sales were reinvested in the security portfolio as management continues to selectively sell securities when it is determined a change in the prepayment risk may reduce the unrealized gain in an investment.

During the fourth quarter of 2015, the Company sold loans to third-party investors for $15.9 million, net of selling costs, and recorded a net loss of $316,000.  The loans were primarily commercial and commercial real estate credits that were either criticized or classified by the Company and were a mix of loans acquired from First Financial and legacy loans.  The Company entered into the transaction to reduce its level of non-performing and criticized and classified assets and limit exposure to additional loss.

Earnings on company owned life insurance increased by $357,000 to $1.0 million for the year ended December 31, 2015 as compared to $672,000 for the year ended December 31, 2014.  Additionally, the Company recognized a gain on life insurance benefit of $835,000 in 2015 from the death benefit of two policies.  On January 1, 2015 the Company acquired $10.8 million in company owned life insurance from First Financial, which increased earnings during 2015 as well.  During 2014, earnings on company owned life insurance decreased slightly by $6,000 to $672,000 from $678,000 for the equivalent period in 2013 as the crediting rate declined slightly from 2013.  The Company did not purchase additional company owned life insurance policies during 2014 or 2013.

In 2015, interchange income increased to $2.2 million from $1.2 million in 2014, which was primarily driven by the overall increase in transaction deposit accounts from the acquisition of First Financial which increased the number of transactions and associated interchange income.  The Company continues to focus on increasing interchange income through various initiatives including offering incentives to current and new customers.

Non-interest Expense

Non-interest expense increased to $52.9 million for the year ended December 31, 2015 from $26.5 million in 2014 primarily due to increases in salaries and employee benefits, occupancy, data processing, legal and professional, amortization of intangible assets, and other expenses.  In 2014, non-interest expense increased to $26.5 million from $26.0 million for the same period in 2013 due to increases in salaries and employee benefits, occupancy, and legal and professional, offset by decreases in data processing, foreclosed and repossessed assets, and other expenses.

Table 5 provides a breakdown of the Company’s non-interest expense for the past three years.

Table 5 - Analysis of Non-interest Expense

	Year Ended in December 31,			Percent Increase/(Decrease)
(Dollars in thousands)	2015	2014	2013	2015/2014	2014/2013

Salaries and employee benefits	$25,889	$13,878	$13,381	86.5%	3.7%
Occupancy	6,114	2,516	2,234	143.0	12.6
Equipment	2,087	1,298	1,277	60.8	1.6
Data processing	5,454	2,617	2,794	108.4	(6.3)
Marketing and advertising	854	369	349	131.4	5.7
Legal and professional	4,002	2,485	2,027	61.0	22.6
FDIC insurance premiums	1,129	594	670	90.1	(11.3)
Foreclosed and repossessed assets, net	458	162	644	182.7	(74.8)
Amortization of intangible assets	1,334	322	302	314.3	6.6
Other	5,614	2,248	2,393	149.7	(6.1)
Total	$52,935	$26,489	$26,071	99.8%	1.6%

Salaries and employee benefits increased $12.0 million to $25.9 million for the year ended December 31, 2015.  The increase is attributable to the acquisition of First Financial which increased the number of full time equivalent employees (“FTE”) to 349 from 210 in 2014.  Additionally, as part of the acquisition, the Company incurred $1.5 million of expense for severance and change in control payments to former employees of First Financial during 2015.  Incentive and bonus compensation increased in 2015 by $708,000 due to payments made to employees for successful completion of the data conversion for First Financial and for substantially exceeding budgeted net income.  Also factoring into the increase in salaries and benefits was an increase in stock based compensation expense of $1.4 million as the Company granted 140,000 restricted stock units during 2015 with an average grant date fair value of $29.10 per share.  In 2014, salaries and employee benefits increased $497,000, to $13.9 million.  The increase was attributable to the rise in FTE’s to 210 from 204 in 2013.  The average expense per FTE remained at $66,000 for 2014 and 2013, as employee group insurance increased by $55,000 and performance based compensation (including stock based compensation) increased by $127,000 for the year.  As the Company increased net income and met budgetary goals, compensation based on performance also increased.  Additionally, the Company added staff during 2014 to prepare for the acquisition and integration of First Financial which also contributed to the increase in expense and the number of FTE’s in 2014.

Occupancy expense increased by $3.6 million to $6.1 million for the year ended December 31, 2015 compared to the prior year.  The number of branches operated by the Company increased to 35 as a result of the First Financial acquisition with corresponding increases to rent expense, depreciation, and utilities.  Additionally, the Company entered into an agreement to sublease one of its branch locations to a third party and recorded a charge of $972,000 related to the transaction in the third quarter of 2015. Occupancy expense increased by $282,000 to $2.5 million for the year ended December 31, 2014 compared to the prior year.  A majority of the increase was the result of branches acquired in the 2013 FDIC-assisted transaction of First Federal Bank of Lexington, Kentucky as expense was recognized for twelve months in 2014 compared to eight months in 2013.  Three branches were acquired as part of the transaction, two of which were purchased and one in which the lease was assumed.

Equipment expense increased by $789,000 in 2015 to $2.1 million in 2015 as compared to the year ended December 31, 2014 with the majority of the increase attributed to repairs and maintenance and depreciation expense for computer hardware and software associated with the acquisition of First Financial.  Equipment expense remained flat at $1.3 million in 2014 compared to the year ended December 31, 2013 as decreases in repairs and maintenance were fully offset by increases in depreciation expense for computer hardware and software.

For the year ended December 31, 2015, data processing expense increased by $2.8 million to $5.5 million, compared to $2.6 million for the same period in 2014.  The increase was primarily driven by charges for core processing, which is based, in part, on the number of loan and deposit accounts and which increased significantly from the acquisition of First Financial.  Also, the Company recognized data processing charges related to the conversion and merger of its subsidiary, The Scott County State Bank, into Your Community Bank as well as the conversion of First Financial’s data.  Additionally, the Company incurred $1.1 million of expenditures related to cancellation of data processing contracts assumed from First Financial.  In 2014, data processing expense decreased by $177,000 to $2.6 million, compared to $2.8 million for the same period in 2013.  The decrease is attributed to the conversion of First Federal Bank of Lexington to the Company’s core data processor and communication expenditures to connect the new branches to our network in 2013 that were not repeated in 2014.

Legal and professional service fees increased by $1.5 million to $4.0 million in 2015 compared to $2.5 million in 2014 primarily due to legal and consulting fees associated with the acquisition of First Financial as well as the merger of the Company’s subsidiary bank, The Scott County State Bank into Your Community Bank and the related regulatory filings, valuation services, and consulting fees for integration.  Additionally, the Company incurred $245,000 of expense associated with the cancellations of contracts assumed from First Financial.  In 2014, legal and professional service fees increased by $458,000 to $2.5 million in 2014 compared to $2.0 million in 2013 primarily due to legal and consulting fees associated with the acquisition of First Financial including preparation and negotiation of the merger and share exchange agreement and preparation and review of applicable regulatory filings.  The Company recognized increases in legal fees of $409,000 and audit and accounting services of $91,000 compared to 2013.

Foreclosed and repossessed assets expense, net, increased to $458,000 for the twelve months ended December 31, 2015 from $162,000 in 2014 due primarily to net gains on sales of $19,000 in 2015 compared to net gains on sales of $350,000 in 2014 and by an increase in expense on other real estate owned of $155,000, offset by an increase of $190,000 in other real estate owned rental income.  The Company’s foreclosed and repossessed asset expense, net was substantially impacted in 2014 the realization of a $527,000 gain on the disposition of one property.  Foreclosed and repossessed assets expense, net, decreased to $162,000 for the twelve months ended December 31, 2014 from $644,000 in 2013 due primarily to net gains on sales of $350,000 in 2014 compared to net losses on sales of $265,000 in 2013, offset by an increase in expense on other real estate owned of $244,000.  During 2014, the Company realized the aforementioned gain of $527,000 on the disposition of one property and recognized rental income from foreclosed and repossessed assets of $138,000 in 2014 compared to $25,000 in 2013.  The Company has one property that accounted for the majority of rental income recognized in 2014.

Amortization of intangible assets increased to $1.3 million for the year ended December 31, 2015 from $322,000 for the same period in 2014.  The increase in amortization expense was due to the acquisition of First Financial and the corresponding recording of a $5.7 million core deposit intangible.  Further information about the acquisition and acquired intangible assets are available in Note 2 and Note 7 to the Consolidated Financial Statements.  Amortization of intangible assets was $322,000 in 2014 and $302,000 as the Company amortized core deposit intangible assets recognized in its previous acquisitions of The Scott County State Bank in 2006 and First Federal of Lexington, Kentucky in 2013.

For the year ended December 31, 2015, other expenses increased by $3.4 million to $5.6 million from $2.2 million over the same period in 2014.  The increase is primarily due to incurring additional marketing and advertising and tax assessments related to the First Financial branches acquired, which contributed $486,000 and $987,000, respectively, to the overall increase.  The Company also contributed $839,000 to community and other charitable organizations during 2015 compared to $206,000 in 2014.  For the year ended December 31, 2014, other expenses decreased by $125,000 to $2.6 million from $2.7 million over the same period in 2013.  The decrease is primarily due to a reduction in telephone expense of $98,000 and losses on sales of fixed assets of $93,000.  During 2013, the Company sold, at a $99,000 loss, a property that had been held for possible branch expansion as compared to recognized losses of $6,000 in 2014.

Income Tax Expense

For the year ended December 31, 2015, the Company’s income tax decreased to $134,000 from $2.0 million in 2014 while the effective tax rate also decreased to 1.3% from 18.2% over the same period, respectively.  The reduction in income tax expense and effective tax rate in 2015 was attributable to lower proportional growth in pre-tax income compared to tax preference items recognized during 2015.  Pre-tax income was reduced due to $5.5 million in merger and integration charges incurred during the period while the Company’s tax preference items increased due to acquired tax credits of $875,000, non-taxable income related to the gain on recognition of life insurance benefit of $835,000, an increase in bank-owned life insurance earnings of $357,000, and tax exempt investment income of $662,000.  Income tax expense for the year ended December 31, 2014 was $2.0 million compared to $1.6 million in 2013, while the effective tax rate also increased to 18.2% from 15.3% over the same period, respectively.  The increase in income tax expense and effective tax rate in 2014 was attributable to non-deductible expenses of $659,000 incurred during 2014 for the acquisition of First Financial.

Financial Condition

Loan Portfolio

The Company’s loan portfolio increased to $1.0 billion as of December 31, 2015 from $603.6 million as of December 31, 2014.  The primary driver of the increase in loans was the acquisition of First Financial.  The Company determined the fair value of loans acquired in the transaction was $407.9 million (see Note 4 to the Consolidated Financial Statements for more information on acquired loans).  Excluding the First Financial acquisition, the Company’s legacy loan portfolio increased $122.0 million during 2015 compared to loan growth of $42.6 million in 2014.  Also during 2015, the Company sold loans to third-party investors for $15.9 million.  These loans consisted primarily of criticized and classified loans acquired from First Financial and legacy loans resulting in a net loss of $316,000.  The Company initiated the transaction to reduce its level of non-performing and problem credits and thereby reduce expense associated with collection efforts.  Charge-offs of $4.4 million and loans transferred into other real estate owned of $14.0 million also impacted the loan portfolio during 2015.

Commercial loans, which consist of loans to business customers secured by business assets such as accounts receivable, inventory, and equipment, increased to $179.8 million as of December 31, 2015 from $123.7 million as of December 31, 2014.  The increase is primarily due to organic loan growth of approximately $41.4 million in 2015 compared $16.3 million in 2014, which is a result of expanding the markets the Company serves and the addition of commercial loan officers.  Also, the Company acquired commercial loans from First Financial with a balance of $14.6 million as of December 31, 2015.  Commercial loans have certain inherent risks that require loan officers to carefully monitor the borrower’s financial condition and receive periodic updates on the aging and balance of accounts receivable and inventory, if secured by these types of assets.  Should the Company be forced to pursue foreclosure, there can often be significant erosion in the value of the collateral securing these types of loans.  The value of equipment securing commercial borrowings generally tends to depreciate in value rapidly and/or may be industry specific with a limited market for resale.  Accounts receivable are most likely have significant past due issues if the borrower is having financial difficulty and also may be worth a fraction of the balance while inventory may be stale.

Construction loans increased by $47.0 million for the year ended December 31, 2015 to $89.8 million.  Demand for construction loans has increased following declines in 2009 through 2012.  However, the Company remains selective in its growth in this area due to the amount of charge-offs incurred in the most recent economic downturn.  Of the total construction loan growth in 2015, $22.7 million of the increase was related to loans acquired from First Financial while $24.3 million was attributed to organic loan growth.  Construction loans consist of both individual and business borrowings for the development and construction of 1-4 family residences and subdivisions.  The repayment of commercial construction loans depends on the resale to third parties in a timely fashion.  Should there be a significant delay in selling the finished properties or a downturn in the market, the developer may not receive cash sufficient to service their borrowings.  In addition, if the Company forecloses on a partially or fully developed property, there can be significant erosion in value as the improvements may have deteriorated resulting in losses to the Company.  Management has continued to work with our construction borrowers who are having difficulty to minimize our loss exposure and prevent foreclosure including restructuring where appropriate.

Commercial real estate loans increased $135.6 million for the year ended December 31, 2015 to $348.7 million from $213.0 million at December 31, 2014.  The increase was primarily related to the acquisition of loans from First Financial, which represented approximately $98.9 million of the growth for this category.  The growth in the commercial real estate portfolio is the result of the expansion of the Company’s market area through the acquisition and further development of existing markets.  Additionally, the Company has hired additional commercial lenders in all the markets it serves to increase commercial real estate loans.  Commercial real estate loans are secured by owner-occupied properties and commercial properties rented to third parties.  Commercial real estate loans secured by owner-occupied properties depend upon the profitability of the underlying business for repayment.  Typically, commercial real estate loans secured with owner occupied property have a lower risk of loss compared to other types of commercial real estate as evidenced by the Company’s loss history.  Commercial real estate secured by non-owner occupied properties are considered to be higher risk, as the repayment depends upon some form of rental income.  Generally, loans in this category are secured by multi-tenant properties leased to retail and commercial customers and hotels/motels.

Residential real estate loans increased from $218.7 million at December 31, 2014 to $377.9 million at December 31, 2015, an increase of $159.2 million.  Most of the increase in residential real estate loans was due to the acquisition of First Financial which accounted for $145.1 million of the loan increase in residential real estate during 2015.  Residential loans included borrowings secured by first and second liens on 1-4 family residential properties, including home equity lines of credit

The Company’s lending activities remain primarily concentrated within its existing markets, and are principally comprised of loans secured by single-family residential housing developments, owner occupied manufacturing and retail facilities, general business assets, and single-family residential real estate.  The Company emphasizes the acquisition of deposit relationships from new and existing commercial business and real estate loan clients.

Table 6 provides a breakdown of the Company’s loans by type during the past five years.

Table 6 - Loans by Type

	As of December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Commercial	$179,753	$123,727	$107,461	$96,306	$100,884
Construction	89,833	42,848	39,986	39,217	44,722
Commercial Real Estate	348,669	213,037	198,477	168,488	170,723
Residential Real Estate	377,882	218,687	209,613	155,374	175,886
Consumer	20,177	5,276	5,398	6,204	7,759
Total loans	$1,016,314	$603,575	$560,935	$465,589	$499,974

Table 7 illustrates the Company’s fixed rate maturities and repricing frequency for the loan portfolio.

Table 7 - Selected Loan Distribution

As of December 31, 2015 (Dollars in thousands)	Total	One Year or Less	Over One Through Five Years	Over Five Years
Fixed rate maturities:
Commercial	$114,198	$8,488	$48,173	$57,537
Construction	47,818	18,751	15,227	13,840
Commercial Real Estate	209,333	11,237	147,555	50,541
Residential Real Estate	182,100	11,225	88,566	82,309
Consumer	19,542	2,331	14,458	2,753
Total fixed rate maturities	$572,991	$52,032	$313,979	$206,980

Variable rate maturities:
Commercial	$65,555	$46,330	$6,769	$12,456
Construction	42,015	13,060	10,642	18,313
Commercial Real Estate	139,336	10,741	10,382	118,213
Residential Real Estate	195,782	13,787	26,329	155,666
Consumer	635	534	40	61
Total variable rate maturities	$443,323	$84,452	$54,162	$304,709

Allowance and Provision for Loan Losses

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such amount.

The Company maintains the allowance for loan losses at a level that is sufficient to absorb probable credit losses incurred in its loan portfolio.  The allowance is determined based on the application of loss estimates to graded loans by categories.  Management determines the level of the allowance for loan losses based on its evaluation of the collectability of the loan portfolio, including the composition of the portfolio, historical loan loss experience, specific impaired loans, and general economic conditions.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows.  The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs of specific loans, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited directly to the provision for loan losses.  Purchased credit impaired loans do not have an allowance for loan losses allocated to them unless there is a subsequent deterioration in expected cash flows after the acquisition.

As of December 31, 2015, the Company’s allowance for loan losses totaled $6.9 million, an increase of $386,000 from December 31, 2014, while the allowance for loan losses to total loans ratio decreased to 0.67% from 1.07% for the same periods.  The decrease in the Company’s allowance for loan losses as a percentage of total loans was due to the acquisition of First Financial.  The Company recorded the loans acquired at their fair value and did not record an associated allowance for loan losses as of the acquisition date.  Subsequent deteriorations of credit quality for purchased credit impaired loans resulted in an allocation of $59,000 as of December 31, 2015.  Purchased impaired loans as of the end of December 31, 2015 had a carrying amount of $33.9 million, net of non-accretable yield of $5.3 million and accretable yield of $979,000, compared to purchased credit impaired loans with a carrying of $8.2 million as of December 31, 2014, net of non-accretable yield of $571,000 and accretable yield of $306,421.  The increase in purchased credit impaired loans was due to the acquisition of FFKY during 2015.  Total charge-offs increased by $1.0 million in 2015 when compared to 2014 and was primarily attributable to a charge-offs recorded for one commercial credit during 2015 of $1.9 million.  As of December 31, 2015, the loan has a carrying amount, net of recorded allowance for loan losses of $500,000 and is included in non-accrual and classified totals.  The Company continues to see improvement in overall credit quality in its loan portfolio, as evidenced by a reduction in impaired loans, excluding purchased credit impaired loans), which were $9.8 million at December 31, 2015 compared to $16.6 million as of December 31, 2014.  The same improving credit trend was present in both total past due and non-accrual loans, which declined to $10.3 million and $4.0 million as of December 31, 2015, respectively, from $12.1 million and $7.5 million at the end of 2014.   Management has allocated amounts for probable incurred losses in the loan portfolio based on the best estimate available as of December 31, 2015.

Provisions for loan losses are charged against earnings to maintain the allowance for loan losses at the appropriate level and is based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, and inherent credit risk related to the collectability of the loan portfolio.  The provision for loan losses increased to $2.6 million for the twelve months ended December 31, 2015 from $1.3 million for the same period in 2014, or $1.3 million.  The provision for 2015 was mostly attributable to one commercial relationship, which had a remaining balance, net of allowance for loan losses, of $500,000 as of December 31, 2015.  During 2015, the volume of problem credits decreased resulting in lower non-performing loans of $4.0 million at December 31, 2015 as compared to $7.5 million at December 31, 2014.  Over the same period, classified loans (including loans classified as substandard and doubtful) increased to $33.3 million as compared to $15.7 million at December 31, 2014.  See Footnote 4 to the Consolidated Financial Statements for further information on classified loans.  The increase in classified loans was due to the acquisition of First Financial which accounted for $22.9 million of the Company’s classified loans and increased the Company’s purchased credit impaired loans to $33.9 million as of December 31, 2015 from $8.2 million as of December 31, 2014.

Statements made in this section regarding the adequacy of the allowance for loan losses are forward-looking statements that may or may not be accurate due to the impossibility of predicting future events.  Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may differ from actual results.

Table 8 provides the Company’s loan charge-off and recovery activity during the past five years.

Table 8 - Summary of Loan Loss Experience

	Year Ended in December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses at beginning of year	$6,465	$8,009	$8,762	$10,234	$10,864
Charge-offs:
Commercial	(2,409)	(910)	(132)	(1,008)	(2,827)
Construction	(597)	(956)	(2,197)	(938)	(1,065)
Commercial real estate	(97)	(647)	(1,213)	(3,043)	(547)
Residential real estate	(926)	(704)	(951)	(769)	(785)
Consumer	(411)	(211)	(231)	(204)	(337)
Total	(4,440)	(3,428)	(4,724)	(5,962)	(5,561)
Recoveries:
Commercial	118	231	121	107	109
Construction	522	67	106	53	2
Commercial real estate	917	108	165	54	232
Residential real estate	417	112	65	57	40
Consumer	261	91	104	118	158
Total	2,235	609	561	389	541
Net loan charge-offs	(2,205)	(2,819)	(4,163)	(5,573)	(5,020)
Provision for loan losses	2,591	1,275	3,410	4,101	4,390
Allowance for loan losses at end of year	$6,851	$6,465	$8,009	$8,762	$10,234

Ratios:
Allowance for loan losses to total loans	0.67%	1.07%	1.43%	1.88%	2.05%
Net loan charge-offs to average loans	0.22	0.48	0.79	1.14	0.99
Allowance for loan losses to non-performing loans	170.72	85.79	102.84	100.50	64.88

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

Table 9 - Management’s Allocation of the Allowance for Loan Losses

	As of December 31,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
Commercial	$1,907	17.7%	$970	20.5%	$1,757	19.2%	$2,007	20.7%	$2,999	20.2%
Construction	1,943	8.8	1,992	7.1	2,210	7.1	1,399	8.4	1,112	8.9
Commercial Real Estate	1,368	34.3	1,268	35.3	1,565	35.4	2,836	36.2	3,207	34.1
Residential Real Estate	1,374	37.2	2,133	36.2	2,383	37.3	2,389	33.4	2,681	35.2
Consumer	259	2.0	102	0.9	94	1.0	131	1.3	235	1.6
Total	$6,851	100.0%	$6,465	100.0%	$8,009	100.0%	$8,762	100.0%	$10,234	100.0%

Asset Quality

Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  The Company defines impaired loans to be those loans where management has determined, based on current information and events, that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans individually classified as impaired decreased to $9.8 million at December 31, 2015 from $16.6 million at December 31, 2014.  Impaired loans at December 31, 2014 and 2013 included $11.4 million and $11.9 million, respectively, of troubled debt restructurings (“TDR’s”).  For further information on non-performing loans and their impact on the Company’s earnings, see discussion above under “Allowance and Provision for Loan Losses”.

Total non-performing loans decreased to $4.1 million at December 31, 2015 from $7.5 million at December 31, 2014 with total non-performing assets increasing to $14.1 million from $12.0 million as of the same dates, respectively.  Non-performing assets also include foreclosed real estate and other repossessed assets that have been acquired through foreclosure or acceptance of a deed in lieu of foreclosure.  Foreclosed real estate and repossessed assets are carried at fair value less estimated selling costs, and are actively marketed for sale.

Table 10 provides the Company’s non-performing loan experience during the past five years.

Table 10 - Non-Performing Assets

	As of December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Loans on non-accrual status (1)	$4,013	$7,535	$7,787	$8,718	$15,772
Loans past due 90 days or more and still accruing	89	—	—	—	—
Total non-performing loans	4,102	7,535	7,787	8,718	15,772
Other foreclosed and repossessed assets	9,952	4,431	5,988	6,345	5,076
Total non-performing assets	$14,054	$11,966	$13,775	$15,063	$20,848

Percentage of non-performing loans to total loans	0.40%	1.25%	1.39%	1.87%	3.15%
Percentage of non-performing assets to total loans	1.38	1.98	2.46	3.24	4.17

(1)         Impaired loans on non-accrual status are included in loans. See Note 4 to the Consolidated Financial Statements for additional discussion on impaired loans.

Investment Securities

Table 11 breaks down the Company’s securities portfolio for the past five years.

Table 11 - Securities Portfolio

	As of December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Securities Available for Sale:
State and municipal	$123,492	$85,451	$78,710	$84,437	$76,527
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	220,331	107,317	107,274	154,980	121,027
U.S. Government and federal agency	31,463	9,161	9,101	10,355	—
Collateralized debt obligations, including trust preferred securities	—	—	—	1,176	937
Corporates	3,437	—	—	—	—
Mutual Funds	255	248	242	257	255
Total securities available for sale	$378,978	$202,177	$195,327	$251,205	$198,746

Table 12 breaks down the Company’s investment securities available for sale by type and maturity as of December 31, 2015.  For analytical purposes, the weighted average yield on state and municipal securities is adjusted to a taxable equivalent adjustment basis to recognize the income tax savings on tax-exempt securities.  A tax rate of 35% was used in adjusting interest on tax-exempt securities to a fully taxable equivalent basis.

Table 12 - Investment Securities Available for Sale

	As of December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
State and municipal
Within one year	$920	$932	4.70%
Over one through five years	8,464	8,861	5.25
Over five through ten years	42,434	44,711	5.20
Over ten years	66,177	68,988	4.96
Total state and municipal	117,995	123,492	5.07

Total mutual funds	250	255	2.12

Residential mortgage-backed agencies issued by U.S. Government sponsored entities
Over one through five years	8	8	1.76
Over five through ten years	2,337	2,344	1.89
Over ten years	219,599	217,979	2.15
Total mortgage-backed securities	221,944	220,331	2.15

U.S. Government sponsored entities and agencies
Within one year	9	9	1.86
Over one through five years	8,012	7,883	1.36
Over five through ten years	1,003	978	1.57
Over ten years	22,448	22,593	2.42
Total US government agency securities	31,472	31,463	2.12

Corporates
Over one through five years	3,394	3,437	2.68

Total available for sale securities	$375,055	$378,978	3.06%

Securities available for sale increased to $379.0 million at December 31, 2015 from $202.2 million at December 31, 2014.  The increase in available for sale securities was due primarily to the acquisition of investments with fair value of $223.6 and purchases of $80.1 million, offset by sales of $69.8 million and maturities, prepayments and calls of $55.8 million during 2015.  The current strategy for the securities portfolio is to maintain an intermediate average life that remains relatively stable in a changing interest rate environment, thus minimizing exposure to sustained increases in interest rates.  The investment portfolio primarily consists of mortgage-backed securities, securities issued by the United States government and its agencies, securities issued by states and municipalities, and trust preferred securities.  Mortgage-backed securities consist primarily of obligations insured or guaranteed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or Government National Mortgage Association.

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

Total deposits increased by $611.1 million to $1.3 billion at December 31, 2015 due mainly the acquisition of First Financial in 2015 as the Company assumed deposits in the transaction of $704.8 million.  All categories of deposits increased in 2015 compared to 2014 as a result of the aforementioned transaction.  As a result of the acquisition, the Company’s deposit mix changed from 2014, with non-interest bearing deposits decreasing as a percentage of total deposits to 22.7% at December 31, 2015 from 30.7% at December 31, 2014, and certificates of deposit over $100,000 increasing to 11.0% from 8.7% over the same periods.  First Financial had a higher concentration of certificates of deposit and a lower percentage of non-interest bearing deposits due to their liquidity position.  The Company intends to change the mix of deposits through repricing of acquired, maturing certificates of deposits and an emphasis on relationship banking and incentive programs for commercial loan officers.

Table 13 provides a profile of the Company’s deposits during the past five years.

Table 13 — Deposits

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Demand (NOW)	$312,149	$124,625	$122,051	$110,986	$92,683
Money market accounts	212,233	145,731	141,073	137,385	134,818
Savings	137,765	49,088	45,117	39,397	36,010
Individual retirement accounts-certificates of deposit	49,210	17,830	19,369	18,482	19,736
Certificates of deposit, $100,000 and over	139,081	56,406	61,690	71,766	78,512
Other certificates of deposit	124,887	57,122	67,118	77,240	91,722

Total interest bearing deposits	975,325	450,802	456,418	455,256	453,481
Total non-interest bearing deposits	286,739	200,142	187,207	169,411	127,877

Total	$1,262,064	$650,944	$643,625	$624,667	$581,358

Table 14 provides the average amount and rate of the Company’s deposits, by type, during the past three years ended December 31.

Table 14 — Average Deposits

	December 31,
	2015		2014		2013
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand (NOW)	$320,487	0.16%	$133,367	0.19%	$121,252	0.21%
Money market accounts	223,875	0.18	150,173	0.23	147,505	0.21
Savings	132,954	0.08	47,731	0.02	44,964	0.02
Individual retirement accounts-certificates of deposit	43,732	0.89	18,841	0.34	20,331	0.44
Certificates of deposit, $100,000 and over	130,610	0.30	58,042	0.25	61,685	0.36
Other certificates of deposit	170,039	0.28	61,929	0.32	77,836	0.38

Total interest bearing deposits	1,021,697	0.23%	470,083	0.22%	473,573	0.25%
Total non-interest bearing deposits	281,519	—	188,875	—	172,652	—

Total	$1,303,216		$658,958		$646,225

Table 15 presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31, 2015.

Table 15 — Maturities of Certificates of Deposits, $100,000 and Over

	3 Months or Less	Over 3 Through 6 Months	Over 6 Through 12 Months	Over 12 Months	Total
	(Dollars in thousands)
December 31, 2015	$25,831	$15,709	$35,554	$61,987	$139,081

Short-Term Borrowings

The Company’s short-term borrowings consist of repurchase agreements and federal funds purchased, which represent overnight liabilities to non-affiliated financial institutions.  While repurchase agreements are effectively deposit equivalents, these arrangements consist of securities that are sold to commercial customers under agreements to repurchase.  Short-term borrowings increased slightly to $48.8 million at December 31, 2015 from $45.9 million at December 31, 2014 due to an increase in repurchase agreements of $8.4 million offset by a decrease in federal funds purchased of $5.5 million.

Other Borrowings

Other borrowings totaled $108.3 million as of December 31, 2015 and $67.0 million as of December 31, 2014 and consist of FHLB advances, subordinated debentures, subordinated debt, and a holding company term loan. In 2015, as part of its acquisition of First Financial, the Company assumed FHLB advances with a fair value of $12.8 million and subordinated debentures with a fair value of $15.9 million.  Additionally, YCB issued $25.0 million of subordinated debt to fund the repayment of preferred shares and increased FHLB advances, excluding advances assumed from First Financial, by $13.0 million.  Management evaluates its use of wholesale funding in relation to its other funding options (deposits, federal funds purchased, sales of securities, etc.) based on the cost and the Company’s immediate and long-term liquidity needs (see the “Liquidity” section for further information on the availability of FHLB advances).

Liquidity

Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  The Bank’s primary sources of funds are deposits; repayment of loans and mortgage-backed securities; Federal Home Loan Bank advances; maturities of investment securities and other short-term investments; and income from operations. While scheduled loan and mortgage-backed security repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.  Liquidity management is both a daily and long term function of business management.  FHLB advances are an alternative funding source if the Bank requires funds beyond those generated internally.  As of December 31, 2015 the Bank had $51.6 million in additional capacity under its borrowing agreements with the FHLB based on the Bank’s current FHLB stock holdings and approximately $45.0 million in federal funds purchased with other financial institutions.  The Company’s primary source of liquidity is dividends from the Bank, whose ability to pay dividends is limited by banking regulations.  Currently, the Bank cannot declare dividends without prior regulatory approval.  The Company anticipates it will have sufficient funds available to meet current loan commitments and other credit commitments.

Capital

Total capital of the Company increased to $127.1 million at December 31, 2015 from $99.5 million as of December 31, 2014, an increase of $27.5 million or 27.7%.  The increase in capital was primarily due to the acquisition of First Financial on January 1, 2015.  In connection with that transaction, the Company issued 792,392 common shares to First Financial shareholders, increasing capital by $21.5 million, and 1,120,950 common shares to private investors, which increased capital by an additional $23.8 million, net of issuance costs.  Also contributing to the increase in capital was net income of $10.4 million, offset by dividends on common shares of $2.6 million and dividends on preferred shares of $420,000.

The Company has been repurchasing shares of its common stock since May 21, 1999.  A net total of 346,471 shares at an aggregate cost of $6.0 million have been repurchased since that time under both the current and prior repurchase plans.  The Company’s Board of Directors authorized a share repurchase plan in June 2007 under which a maximum of $5.0 million of the Company’s common stock could be purchased.  Through December 31, 2015, a total of $1.6 million had been expended to purchase 85,098 shares under this plan.  The Company’s ability to repurchase shares is restricted should we not pay dividends on preferred shares issued under the SBLF program.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk inherent in the balance sheets of individual financial institutions.  The Company and the Bank continue to exceed the regulatory requirements for Tier I, Tier I leverage, Common Tier I and total risk-based capital ratios (see Note 14 to the Consolidated Financial Statements).

Off Balance Sheet Arrangements

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs.  These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used.  In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately.  The contractual amount of these financial instruments with off balance sheet risk was as follows at December 31, 2015:

(In thousands)
Commitments to make loans	$13,499
Unused lines of credit	201,251
Standby letters of credit	2,652
Total	$217,402

Aggregate Contractual Obligations

As of December 31, 2015: (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$313,178	$187,582	$75,087	$34,209	$16,300
Short-term borrowings	48,785	48,785	—	—	—
Other borrowings	108,347	32,609	14,998	2,746	57,994
Defined benefit plan	1,038	361	196	98	383
Lease commitments	7,224	1,262	1,632	1,237	3,093
Total	$478,572	$270,599	$91,913	$38,290	$77,770

Time deposits represent certificates of deposit held by the Company.

Short-term borrowings consist of repurchase agreements of $48.8 million.

Other borrowings consist of FHLB advances of $42.0 million, subordinated debentures of $33.0 million, subordinated debt of $25.0 million, and a term loan of $8.5 million.  FHLB advances represent the amounts that are due the FHLB and consist of fixed rate advances.  Subordinated debentures represent the scheduled maturities of subordinated debentures issued to trusts formed by the Company in connection with the issuance of trust preferred securities. The subordinated debt represents maturities of notes issued by the Bank.  The term loan represents the scheduled maturities of Company debt.

Defined benefit plan represent expected benefit payments to be paid to participants.

Lease commitments represent the total minimum lease payments under non-cancelable operating leases, before considering renewal options that generally are present.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (“Up 200 Scenario”), it is estimated that as of December 31, 2015 the Company’s net interest income would decrease by an estimated $467,000, or 0.9%, over the one year forecast horizon.  As of December 31, 2014, in the Up 200 Scenario the Company estimated that net interest income would decrease $349,000 over a one year forecast horizon ending December 31, 2015.

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

The following tables, which are representative only and are not precise measurements of the effect of changing interest rates on the Company’s net interest income in the future, illustrate the Company’s estimated one year net interest income sensitivity profile based on the above referenced asset/liability model as of December 31, 2015 and 2014, respectively:

Interest Rate Sensitivity For 2015

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points

Projected interest income:
Loans	$48,447	$50,733
Investments	9,328	9,490
FHLB and FRB stock	165	165
Interest-bearing deposits in other financial institutions	37	119
Total interest income	57,977	60,507

Projected interest expense:
Deposits	2,298	4,561
Short-term borrowings	104	639
Other borrowings	3,987	4,186
Total interest expense	6,389	9,386
Net interest income	$51,588	$51,121

Change from base		$(467)
% Change from base		(0.9)%

Interest Rate Sensitivity For 2014

(Dollars in thousands)	Base	Gradual Increase In Interest Rates of 200 Basis Points

Projected interest income:
Loans	$28,824	$29,858
Investments	5,249	5,319
FHLB and FRB stock	161	161
Interest-bearing deposits in other financial institutions	7	31
Total interest income	34,241	35,369

Projected interest expense:
Deposits	891	1,660
Short-term borrowings	96	596
Other borrowings	1,330	1,538
Total interest expense	2,317	3,794
Net interest income	$31,924	$31,575

Change from base		$(349)
% Change from base		(1.1)%

Item 8.  Financial Statements and Supplementary Data

The following are included in this section:

Management’s Report on Internal Control Over Financial Reporting

The management of Your Community Bankshares, Inc. (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed Your Community Bankshares, Inc.’s system of internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2015, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework.”

Crowe Horwath LLP, independent registered public accounting firm, has issued an audit report dated March 15, 2016 on the Company’s internal control over financial reporting.

/s/ James D. Rickard	/s/ Paul A. Chrisco
James D. Rickard	Paul A. Chrisco
President and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer

March 15, 2016

Crowe Horwath LLP
Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Your Community Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of Your Community Bankshares, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Your Community Bankshares, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Your Community Bankshares, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Your Community Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Louisville, Kentucky
March 15, 2016

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands except per share data)

	2015	2014
ASSETS
Cash and due from financial institutions	$30,425	$12,872
Interest-bearing deposits in other financial institutions	13,365	6,808
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends	—	11,341
Securities available for sale	378,978	202,177
Loans held for sale	1,015	—
Loans, net of allowance for loan losses of $6,851 and $6,465	1,009,463	597,110
Federal Home Loan Bank and Federal Reserve Bank stock	3,890	4,964
Accrued interest receivable	5,328	3,152
Premises and equipment, net	33,270	18,124
Company owned life insurance	33,127	22,058
Goodwill	4,945	—
Other intangible assets	5,015	682
Foreclosed and repossessed assets	9,952	4,431
Other assets	27,242	5,027
	$1,556,015	$888,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$286,739	$200,142
Interest-bearing	975,325	450,802
Total deposits	1,262,064	650,944
Short-term borrowings	48,785	45,818
Subscription agreement proceeds in escrow	—	20,774
Other borrowings	108,347	67,000
Accrued interest payable	451	158
Other liabilities	9,282	4,504
Total liabilities	1,428,929	789,198

Commitments and contingent liabilities (Note 15)	—	—

Shareholders’ equity
Preferred stock, without par value; 5,000,000 authorized; 0 and 28,000 shares issued and outstanding in 2015 and 2014, respectively; aggregate liquidation preference of $28,000	—	28,000
Common stock, $.10 par value per share; 10,000,000 shares authorized; 5,776,237 and 3,863,937 shares issued in 2015 and 2014, respectively; 5,429,766 and 3,447,826 outstanding in 2015 and 2014, respectively	578	386
Additional paid-in capital	90,869	44,421
Retained earnings	39,512	32,110
Accumulated other comprehensive income	2,089	1,809
Treasury stock, at cost (2015- 346,471 shares, 2014- 416,111 shares)	(5,962)	(7,178)
Total shareholders’ equity	127,086	99,548
	$1,556,015	$888,746

See accompanying notes.

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31

(Dollar amounts in thousands except per share data)

	2015	2014	2013
Interest and dividend income
Loans, including fees	$50,627	$28,950	$27,377
Taxable securities	5,161	2,062	2,479
Tax-exempt securities	3,623	2,961	3,034
Federal Home Loan Bank and Federal Reserve Bank dividends	251	242	287
Interest-bearing deposits in other financial institutions	158	59	76
	59,820	34,274	33,253
Interest expense
Deposits	2,299	1,020	1,191
Short-term borrowings	135	99	113
Other borrowings	2,701	822	923
	5,135	1,941	2,227

Net interest income	54,685	32,333	31,026
Provision for loan losses	2,591	1,275	3,410
Net interest income after provision for loan losses	52,094	31,058	27,616

Non-interest income
Service charges on deposit accounts	6,349	3,355	3,394
Commission income	191	194	173
Net gain on sales of available for sale securities	254	468	742
Net loss on sale of loans	(316)	—	—
Mortgage banking income	365	126	217
Earnings on company owned life insurance	1,029	672	678
Interchange income	2,195	1,168	1,092
Gain on recognition of life insurance benefit	835	—	—
Bargain purchase gain	—	—	1,879
Other income	477	462	509
	11,379	6,445	8,684
Non-interest expense
Salaries and employee benefits	25,889	13,878	13,381
Occupancy	6,114	2,516	2,234
Equipment	2,087	1,298	1,277
Data processing	5,454	2,617	2,794
Marketing and advertising	854	369	349
Legal and professional service fees	4,002	2,485	2,027
FDIC insurance premiums	1,129	594	670
Foreclosed and repossessed assets, net	458	162	644
Amortization of intangible assets	1,334	322	302
Other expense	5,614	2,248	2,393
	52,935	26,489	26,071

(Continued)

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31

(Dollar amounts in thousands except per share data)

	2015	2014	2013

Income before income taxes	$10,538	$11,014	$10,229

Income tax expense	134	2,001	1,562

Net income	10,404	9,013	8,667

Preferred stock dividends	(420)	(439)	(802)

Net income available to common shareholders	$9,984	$8,574	$7,865

Earnings per common share:
Basic	$1.85	$2.49	$2.32
Diluted	$1.82	$2.46	$2.32

See accompanying notes.

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31

(Dollar amounts in thousands except per share data)

	2015	2014	2013

Net Income	$10,404	$9,013	$8,667
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	722	5,975	(7,396)
Reclassification adjustment for gains included in net income	(254)	(468)	(742)
Net unrealized gains (losses)	468	5,507	(8,138)
Tax effect	(159)	(1,863)	2,767
Net of tax	309	3,644	(5,371)

Defined benefit pension plans:
Net gains (losses) arising during the period	(44)	(155)	250
Tax effect	15	53	(85)
Net of tax	(29)	(102)	165

Total other comprehensive income (loss)	280	3,542	(5,206)

Comprehensive income	$10,684	$12,555	$3,461

See accompanying notes.

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31

(Dollar amounts in thousands except per share data)

			Additional		Accumulated Other		Total
	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2013	$28,000	$386	$44,306	$18,778	$3,473	$(8,501)	$86,442

Net income	—	—	—	8,667	—	—	8,667
Other comprehensive loss	—	—	—	—	(5,206)	—	(5,206)
Cash dividends declared on common stock ($0.43 per share)	—	—	—	(1,459)	—	—	(1,459)
Dividends on preferred stock	—	—	—	(802)	—	—	(802)
Issuance of treasury stock under dividend reinvestment plan	—	—	8	—	—	210	218
Issuance of stock award shares	—	—	(196)	—	—	196	—
Stock award expense	—	—	479	—	—	—	479
Balance at December 31, 2013	$28,000	$386	$44,597	$25,184	$(1,733)	$(8,095)	$88,339

Net income	—	—	—	9,013	—	—	9,013
Other comprehensive income	—	—	—	—	3,542	—	3,542
Cash dividends declared on common stock ($0.48 per share)	—	—	—	(1,648)	—	—	(1,648)
Dividends on preferred stock	—	—	—	(439)	—	—	(439)
Issuance of treasury stock under dividend reinvestment plan	—	—	68	—	—	152	220
Issuance of stock award shares	—	—	(951)	—	—	684	(267)
Stock options exercised	—	—	(13)	—	—	81	68
Stock award expense	—	—	603	—	—	—	603
Tax benefit from vesting of stock award shares	—	—	117	—	—	—	117
Balance at December 31, 2014	$28,000	$386	$44,421	$32,110	$1,809	$(7,178)	$99,548

See accompanying notes.

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31

(Dollar amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2015	$28,000	$386	$44,421	$32,110	$1,809	$(7,178)	$99,548

Net income	—	—	—	10,404	—	—	10,404
Other comprehensive income	—	—	—	—	280	—	280
Assumption of First Financial Service Corporation’s preferred stock	12,309	—	—	—	—	—	12,309
Redemption of preferred stock	(12,309)	—	—	—	—	—	(12,309)
Redemption of SBLF preferred stock	(28,000)	—	—	—	—	—	(28,000)
Issuance of common shares for acquisition of First Financial Service Corporation	—	80	21,446	—	—	—	21,526
Issuance of common shares, net of issuance costs	—	112	23,656	—	—	—	23,768
Cash dividends declared on common stock ($0.48 per share)	—	—	—	(2,582)	—	—	(2,582)
Dividends on preferred stock	—	—	—	(420)	—	—	(420)
Issuance of treasury stock under dividend reinvestment plan	—	—	78	—	—	119	197
Issuance of stock award shares	—	—	(853)	—	—	639	(214)
Stock options exercised	—	—	115	—	—	458	573
Stock award expense	—	—	1,946	—	—	—	1,946
Tax benefit from vesting of stock award shares	—	—	60	—	—	—	60
Balance at December 31, 2015	$—	$578	$90,869	$39,512	$2,089	$(5,962)	$127,086

See accompanying notes.

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

(Dollar amounts in thousands except per share data)

	2015	2014	2013
Cash flows from operating activities
Net income	$10,404	$9,013	$8,667
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,591	1,275	3,410
Depreciation and amortization	(171)	1,047	1,256
Net amortization of securities	1,978	491	766
Net gain on sales of available for sale securities	(254)	(468)	(742)
Loans originated for sale	(34,765)	(4,607)	(8,967)
Proceeds from loan sales	35,882	4,794	10,341
Net gain on sales of loans	(42)	(119)	(217)
Earnings on company owned life insurance	(1,029)	(672)	(678)
Gain on recognition of life insurance benefit	(835)	—	—
Deferred income tax expense	(99)	697	761
Bargain purchase gain	—	—	(1,879)
Share based compensation expense	1,946	603	479
Net (gain) loss on sale of foreclosed and repossessed assets	(19)	(350)	265
Net (gain) loss on disposition of premises and equipment	(38)	6	99
Net change in
Accrued interest receivable	(537)	(3)	57
Accrued interest payable	(502)	52	(102)
Other assets	323	(2,372)	2,705
Other liabilities	(4,291)	2,334	(1,624)
Net cash from operating activities	10,542	11,721	14,597

Cash flows from investing activities
Net cash received in FDIC assisted transaction	—	—	19,714
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends	—	(11,341)	—
Acquisition of First Financial Service Corporation, net	12,979	—	—
Net change in interest-bearing deposits	57,440	4,088	25,498
Available for sale securities:
Sales	69,838	43,746	51,029
Purchases	(80,104)	(49,972)	(37,329)
Maturities, prepayments and calls	55,788	15,901	24,154
Loan originations and payments, net	(28,814)	(44,718)	(38,566)
Proceeds from loan sales	15,947	—	—
Purchase of premises and equipment, net	(1,302)	(1,306)	(6,829)
Proceeds from the sale of premises and equipment	484	—	690
Proceeds from the sale of foreclosed and repossessed assets	8,190	2,263	3,721
Proceeds from life insurance benefit	1,581	—	—
Purchase of FHLB and Federal Reserve Bank stock	(521)	(9)	—
Redemption of FHLB and Federal Reserve Bank stock	5,675	1,000	4,067
Additions to foreclosed and repossessed assets	(24)	(89)	—
Net cash from investing activities	117,157	(40,437)	46,149

See accompanying notes.

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

(Dollar amounts in thousands except per share data)

	2015	2014	2013
Cash flows from financing activities
Net change in deposits	$(91,817)	$7,319	$(68,067)
Net change in short-term borrowings	2,967	130	222
Proceeds from issuance of other borrowings	200,000	225,000	63,000
Repayment of other borrowings	(212,032)	(225,000)	(57,444)
Issuance of subordinated debentures	25,000	—	—
Taxes paid on stock award shares for employees	(214)	(267)	—
Issuance costs paid for common shares issued	(1,263)	—	—
Redemption of acquired preferred shares and dividends	(2,445)	—	—
Proceeds from exercise of stock options	573	68	—
Proceeds from subscription agreement	—	20,774	—
Redemption of preferred stock	(28,000)	—	—
Cash dividends paid on preferred shares	(530)	(401)	(861)
Cash dividends paid on common shares	(2,385)	(1,428)	(1,242)
Net cash from financing activities	(110,146)	26,195	(64,392)

Net change in cash and due from banks	17,553	(2,521)	(3,646)
Cash and due from banks at beginning of year	12,872	15,393	19,039
Cash and due from banks at end of year	$30,425	$12,872	$15,393

Supplemental cash flow information:
Interest paid	$4,842	$1,889	$2,298
Income taxes paid, net of refunds	—	1,154	1,420

Supplemental noncash disclosures:
Transfers from loans to foreclosed and repossessed assets	14,038	1,585	8,081
Sale and financing of foreclosed and repossessed assets	3,530	1,318	4,806
Sale and financing of premises and equipment held for sale	1,757	—	—
Transfer of loans, net to loans held for sale	16,263	—	—
Issuance of treasury shares under dividend reinvestment plan	119	152	218
Issuance of common shares	25,031	—	—
Redemption of preferred shares and unpaid dividends of First Financial Service Corporation	18,043	—	—
Issuance of treasury shares for share based compensation	1,097	765	196
Security transactions in suspense, net receivable (payable)	—	—	11,136
Declared, unpaid dividends on preferred stock	—	110	72

See accompanying notes.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  The consolidated financial statements include Your Community Bankshares, Inc. (YCBI) and its wholly owned subsidiaries, Your Community Bank (YCB) and CBIN Insurance, Inc. collectively referred to as “the Company”.  YCB utilizes three wholly-owned subsidiaries to manage its investment portfolio.  CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability corporation which holds and manages the Bank’s investment securities.  CBIN Insurance, Inc. is a captive insurance company formed by YCBI in 2012 which issues policies to its subsidiaries to cover gaps in coverage and other risks not insured by its third-party provider.  During June 2004 and June 2006, the Company completed placements of floating rate subordinated debentures through Community Bank Shares (IN) Statutory Trust I and Trust II (Trusts), trusts formed by the Company.  In conjunction with the acquisition of First Financial Service Corporation, the Company acquired First Federal Statutory Trust II and III.  Because the Trusts are not consolidated with the Company, the financial statements reflect the subordinated debt issued by the Company to the Trusts.  Intercompany balances and transactions are eliminated in consolidation.

The Company provides financial services through its offices in Floyd, Clark and Scott counties in Indiana, and Bullitt, Fayette, Hardin, Hart, Jefferson, Meade and Nelson counties in Kentucky.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

(Continued)

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

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

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

Commercial, commercial real estate, and other real estate loans over $175,000 are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Smaller balance homogeneous loans, such as consumer, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure.

Trouble debt restructurings (“TDRs”) are renewals or restructuring of loans to borrowers experiencing financial difficulty where the Bank grants a concession.  Typically, the banks’ concessions are interest rate reductions, interest only payments, extension of the maturity date, or a combination of concessions.  TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Construction loans primarily consist of borrowings to purchase and develop raw land into 1-4 family residential properties.  Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements.  Repayment of the loans to real estate developers is dependent upon the sale of properties to third parties in a timely fashion upon completion.  Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value which may be absorbed by the Company.  In recent fiscal years, a significant portion of the Company’s loan charge-offs as a percentage of the portfolio segment have been on 1-4 family development properties.  Consequently, the Company has allocated the highest percentage of allowance for loan losses as a percentage of loans to construction loans compared to the other identified loan portfolio segments.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at lease annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed.  Intangible assets with definite useful lives are amortized over their estimated useful lives or their estimate residual values.  Goodwill is the only intangible asset with an indefinite life on the balance sheet.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank acquisitions are amortized on an accelerated method over their estimated useful lives, which the Company has determined to be 7 to 10 years.

Foreclosed and Repossessed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines, a loss is recorded.  Costs after acquisition are expensed.

Repurchase Agreements:  Repurchase agreement liabilities, included in other borrowings, represent amounts advanced by various customers.  Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity:  Treasury stock is carried at cost.

Retirement Plans:  Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized.  Profit sharing and 401k plan expense is the amount of matching contributions.  Deferred compensation expense allocates the benefits over years of service.  Contributions to the Company’s multi-employer pension plan are recognized during the period to expense.

Stock-Based Compensation:  Compensation cost is recognized for stock options, restricted stock units, and deferred stock units issued to employees, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted and deferred stock unit awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Loan Commitments and Related Financial Instruments:  Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

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

NOTE 2 — ACQUISITION

On January 1, 2015, the Company acquired First Financial Service Corporation (“First Financial”) and its wholly-owned subsidiary, First Federal Savings Bank of Elizabethtown (“FFSB”).  First Financial was headquartered in Elizabethtown, Kentucky with $774.1 million in total assets and operated 17 financial centers.  The acquisition expanded the Company’s presence into central Kentucky with minimal overlap of its existing market footprint.

The total purchase price for First Financial was $21.9 million, consisting of $423,000 of cash and the issuance of 791,357 shares of the Company’s common stock valued at $21.5 million.  The acquisition was accounted for under the acquisition method of accounting.  Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their acquisition date fair values, while $3.0 million of transaction and integration costs associated with the acquisition were expensed as incurred.  As of December 31, 2015, the Company had finalized its valuations of assets acquired and liabilities assumed.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 2 — ACQUISITION (Continued)

Goodwill of $4.9 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies and is not considered tax deductible.  The following table summarizes the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Cash and cash equivalents	$13,401
Interest-bearing deposits in other financial institutions	63,997
Securities available for sale	223,579
Loans held for sale	1,774
Loans	407,895
Federal Home Loan Bank Stock	4,080
Accrued interest receivable	1,639
Premises and equipment	20,035
Company owned life insurance	10,785
Foreclosed and repossessed assets	3,211
Core deposit intangible	5,667
Deferred tax assets	14,189
Other assets	8,335
Total assets acquired	778,587

Deposits	704,784
Other borrowings	28,776
Accrued interest payable	6,639
Other liabilities	9,076
Total liabilities assumed	749,275

Liquidation amount of preferred stock	12,309

Total identifiable net assets	17,003

Goodwill	4,945

$21,948

As of the acquisition date, the Company recorded goodwill of $7.5 million. Subsequently, the Company made adjustments to the fair values of loans of $5.5 million, subordinated debentures of $1.7 million, and deferred tax assets of $(1.1) million which resulted in adjusted goodwill of $4.9 million as of December 31, 2015.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 2 — ACQUISITION (Continued)

The following table presents unaudited pro-forma information below for the years ended December 31, 2015 and December 31, 2014 and gives effect to the First Financial acquisition as if it had occurred on January 1, 2014.  The pro-forma financial information is not necessarily indicative of the results of operations had the acquisition occurred as of that date.  The 2015 pro-forma information was adjusted to exclude acquisition-related costs incurred during the period while 2014 was adjusted to include the costs.  Additionally, adjustments were made for interest income on loans and securities, interest expense on deposits and other borrowings assumed, amortization of intangibles arising from the transaction, and the related income tax effects.

	Year Ended December 31,
	2015	2014
	(In thousands except per share amounts)

Net interest income	$53,001	$57,677

Net income	$12,881	$4,109

Net income available to common shareholders	$12,461	$1,314

Basic earnings per share	$2.31	$0.24

Diluted earnings per share	$2.27	$0.24

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 3 — SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2015 and 2014 and the corresponding amounts of  gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
State and municipal	$117,995	$5,553	$(56)	$123,492
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	221,944	320	(1,933)	220,331
U.S. Government sponsored entities and agencies	31,472	145	(154)	31,463
Mutual funds	250	5	—	255
Corporates	3,394	43	—	3,437
Total	$375,055	$6,066	$(2,143)	$378,978

2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
State and municipal	$80,623	$5,002	$(174)	$85,451
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	108,377	690	(1,750)	107,317
U.S. Government sponsored entities and agencies	9,472	8	(319)	9,161
Mutual funds	250	—	(2)	248
Total	$198,722	$5,700	$(2,245)	$202,177

Sales of available for sale securities were as follows:

	2015	2014	2013
	(In thousands)
Proceeds	$69,838	$43,746	$51,029
Gross gains	764	511	1,241
Gross losses	(510)	(43)	(499)

The tax provision applicable to these net realized gains amounted to $89,000, $159,000 and $252,000, respectively.

The amortized cost and fair value of the contractual maturities of available for sale securities at year-end 2015 were as follows.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed agency securities and mutual funds which do not have a single maturity date are shown separately.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 3 — SECURITIES (Continued)

2015	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$929	$941
Due from one to five years	19,870	20,181
Due from five to ten years	43,437	45,689
Due after ten years	88,625	91,581
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	221,944	220,331
Mutual Funds	250	255
Total	$375,055	$378,978

Securities pledged at year-end 2015 and 2014 had a carrying amount of $247.0 million and $54.8 million to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

At year end 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year end 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	(In thousands)
2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$2,835	$(16)	$3,041	$(40)	$5,876	$(56)
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	114,227	(574)	45,516	(1,359)	159,743	(1,933)
U.S. Government sponsored entities and agencies	—	—	8,861	(154)	8,861	(154)
Total temporarily impaired	$117,062	$(590)	$57,418	$(1,553)	$174,480	$(2,143)

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

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

As of December 31, 2015, the Company’s security portfolio consisted of 383 securities, 79 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s residential mortgage-backed securities issued by U.S. Government sponsored entities, while smaller unrealized losses were present in the Company’s state and municipal securities and U.S. Government sponsored entities and agencies, as discussed below:

State and Municipal

As of December 31, 2015, the Company had approximately $5.9 million of state and municipal securities with an unrealized loss of $56,000.  Of the 277 state and municipal securities in the Company’s portfolio, 275 had an investment grade rating as of December 31, 2015 while two were not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that it will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired as of December 31, 2015

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 3 — SECURITIES (Continued)

Residential mortgage-backed agencies issued by U.S. Government sponsored entities

At December 31, 2015, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

U.S. Government sponsored entities and agencies

At December 31, 2015, the unrealized losses in the U.S. Government sponsored entities and agencies securities portfolio were attributable to changes in interest rates and liquidity, and not credit quality.  Because the Company does not have the intent to sell these securities and it is not likely it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

NOTE 4 — LOANS

Loans at year-end were as follows:

	2015	2014
	(In thousands)
Commercial	$179,753	$123,727
Construction	89,833	42,848
Commercial Real Estate:
Owner occupied nonfarm/residential	157,653	112,405
Other nonfarm/residential	191,016	100,632
Residential Real Estate:
Secured by first liens	301,597	183,837
Home equity	76,285	34,850
Consumer	20,177	5,276
Subtotal	1,016,314	603,575
Less: Allowance for loan losses	(6,851)	(6,465)
Loans, net	$1,009,463	$597,110

During 2015 and 2014, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

As discussed under Footnote 2 “Acquisition”, the above loan balances include loans purchased in the First Financial Service Corporation acquisition.  The composition of loans acquired as of December 31, 2015 is as follows:

December 31, 2015
(In thousands)
Commercial	$14,619
Construction	22,707
Commercial real estate:
Owner occupied nonfarm/residential	28,524
Other nonfarm/residential	70,341
Residential real estate:
Secured by first liens	108,681
Home equity	36,432
Consumer	9,430
Total Loans	$290,734

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

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Commercial	$283	$113
Construction	2,525	35
Commercial Real Estate	19,454	3,124
Residential Real Estate	11,668	4,890
Consumer	9	—
Carrying amount	$33,939	$8,162

There was $59,000 and $0 allowance for loan losses as of December 31, 2015 or 2014 for purchased credit impaired loans.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

At the acquisition date, the cash flows expected to be collected and the contractually required payments receivable for purchased credit impaired loans were $58.1 million and $79.8 million, respectively.

Accretable yield, or income expected to be collected, is as follows:

	2015	2014
	(In thousands)
Balance at January 1	$306	$545
New loans purchased	1,632	—
Accretion of income	(1,682)	(949)
Reclassifications from nonaccretable difference	1,017	736
Disposals	(294)	(26)
Balance at December 31	$979	$306

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014, and 2013 (in thousands):

2015:	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$970	$1,992	$1,268	$2,133	$102	$6,465
Provision for loan losses	3,228	26	(720)	(250)	307	2,591
Loans charged-off	(2,409)	(597)	(97)	(926)	(411)	(4,440)
Recoveries	118	522	917	417	261	2,235
Ending balance	$1,907	$1,943	$1,368	$1,374	$259	$6,851

2014:	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009
Provision for loan losses	(108)	671	242	342	128	1,275
Loans charged-off	(910)	(956)	(647)	(704)	(211)	(3,428)
Recoveries	231	67	108	112	91	609
Ending balance	$970	$1,992	$1,268	$2,133	$102	$6,465

2013:	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$2,007	$1,399	$2,836	$2,389	$131	$8,762
Provision for loan losses	(239)	2,902	(223)	880	90	3,410
Loans charged-off	(132)	(2,197)	(1,213)	(951)	(231)	(4,724)
Recoveries	121	106	165	65	104	561
Ending balance	$1,757	$2,210	$1,565	$2,383	$94	$8,009

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans of December 31, 2015 and 2014, by portfolio segment and based on impairment method as of December 31, 2015 and 2014 (in thousands):

2015:	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$497	$368	$1	$325	$—	$1,191
Collectively evaluated for impairment	1,410	1,571	1,312	1,049	259	5,601
Acquired with deteriorated credit quality	—	4	55	—	—	59
Total ending allowance balance	$1,907	$1,943	$1,368	$1,374	$259	$6,851

Loans:
Loans individually evaluated for impairment	$3,944	$2,288	$862	$2,690	$—	$9,784
Loans collectively evaluated for impairment	175,526	85,020	328,353	363,524	20,168	972,591
Loans acquired with deteriorated credit quality	283	2,525	19,454	11,668	9	33,939
Total ending loans balance	$179,753	$89,833	$348,669	$377,882	$20,177	$1,016,314

2014:	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$65	$790	$72	$736	$9	$1,672
Collectively evaluated for impairment	905	1,202	1,196	1,397	93	4,793
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$970	$1,992	$1,268	$2,133	$102	$6,465

Loans:
Loans individually evaluated for impairment	$4,251	$6,105	$1,822	$4,459	$10	$16,647
Loans collectively evaluated for impairment	119,363	36,708	208,091	209,338	5,266	578,766
Loans acquired with deteriorated credit quality	113	35	3,124	4,890	—	8,162
Total ending loans balance	$123,727	$42,848	$213,037	$218,687	$5,276	$603,575

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the years ended December 31, 2015 and 2014:

2015:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$2,886	$2,886	$—	$2,832	$4
Construction	93	93	—	2,051	25
Commercial real estate:
Owner occupied nonfarm/nonresidential	—	—	—	479	31
Other nonfarm/nonresidential	337	337	—	708	25
Residential real estate:
Secured by first liens	173	173	—	1,468	9
Home equity	—	—	—	23	—
Consumer	—	—	—	1	—
Total	$3,489	$3,489	$—	$7,562	$94

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$2,916	$1,058	$497	$535	$2
Construction	2,195	2,195	368	3,049	88
Commercial real estate:
Owner occupied nonfarm/nonresidential	—	—	—	124	4
Other nonfarm/nonresidential	525	525	1	105	—
Residential real estate:
Secured by first liens	1,895	1,895	285	2,029	77
Home equity	622	622	40	693	28
Consumer	—	—	—	5	—
Total	$8,153	$6,295	$1,191	$6,540	$199

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans for the year ended December 30, 2013:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$747	$11
Construction	4,238	33
Commercial real estate:
Owner occupied nonfarm/nonresidential	575	23
Other nonfarm/nonresidential	1,898	11
Residential real estate:
Secured by first liens	2,140	40
Home equity	719	29
Consumer	22	1
Total	$10,339	$148

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$719	$4
Construction	5,775	181
Commercial real estate:
Owner occupied nonfarm/nonresidential	486	21
Other nonfarm/nonresidential	2,633	—
Residential real estate:
Secured by first liens	2,265	64
Home equity	1,091	51
Consumer	23	—
Total	$12,992	$321

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and 2014:

	2015		2014
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$944	$—	$3,917	$—
Construction	—	—	2,045	—
Commercial real estate:
Owner occupied nonfarm/residential	41	—	90	—
Other nonfarm/residential	—	—	—	—
Residential real estate:
Secured by first liens	2,810	89	1,218	—
Home equity	176	—	184	—
Consumer	42	—	81	—
Total	$4,013	$89	$7,535	$—

Of the loans on non-accrual status included in the table above as of December 31, 2015, $1.3 million were acquired from FFKY.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 and 2014 by class of loans:

2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$373	$29	$944	$1,346	$178,407
Construction	—	34	—	34	89,799
Commercial real estate:
Owner occupied nonfarm/residential	34	160	41	235	157,418
Other nonfarm/residential	—	—	—	—	191,016
Residential real estate:
Secured by first liens	3,801	1,194	2,787	7,782	293,815
Home equity	292	58	176	526	75,759
Consumer	342	20	42	404	19,773
Total	$4,842	$1,495	$3,990	$10,327	$1,005,987
Loans included in the total above acquired from FFKY	$1,708	$662	$1,269	$3,639	$287,095

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings (“TDR”) totaled $11.4 million and $11.9 million at December 31, 2015 and 2014.  As of December 31, 2015, the Company had $4.6 million of loans that were acquired from First Financial Service Corporation, subsequently modified, and included in the total of TDRs.  There were $1.6 million and $4.1 million TDRS on non-accruals as of December 31, 2015 and 2014.  The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs as of December 31, 2015 and 2014.

The detail of outstanding TDRs by class and modification type as of December 31, 2015 and 2014 follows (in thousands):

	2015		2014
	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Extended maturity	$890	$390	$3,902	$—
Multiple modifications	35	18	18	—
Construction:
Interest rate reduction	—	—	1,386	180
Extended maturity	93	—	115	—
Interest only payments	—	—	556	—
Multiple modifications	2,195	368	2,559	393
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	171	—	180	72
Other nonfarm/nonresidential
Extended maturity	3,105	23	551	—
Multiple modifications	801	—	348	—
Residential real estate:
Secured by first liens
Interest rate reduction	316	134	907	140
Extended maturity	1,966	44	477	44
Multiple modifications	1,216	63	250	30
Home equity
Multiple modifications	622	40	648	209
Total	$11,410	$1,080	$11,897	$1,068

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms.  The following tables summarize the Company’s TDR’s by class, modification type and performance as of December 31, 2015 and 2014 (in thousands):

2015:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Performing to Modified Terms
Commercial:
Extended maturity	$—	$890	$890	$—
Multiple modifications	—	—	—	35
Construction:
Extended maturity	—	—	—	93
Multiple modifications	—	—	—	2,195
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	—	—	—	171
Other nonfarm/nonresidential
Extended maturity	—	—	—	3,105
Multiple modifications	—	—	—	801
Residential real estate:
Secured by first liens
Interest rate reduction	—	—	—	316
Extended maturity	—	64	64	1,902
Multiple modifications	—	615	615	601
Home equity
Multiple modifications	—	—	—	622
Total	$—	$1,569	$1,569	$9,841

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

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

During the years ended December 31, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

The following tables present loans by class modified as TDRs that occurred during the years ended December 31, 2015 and 2014 and their performance, by modification type (in thousands):

2015:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
Commercial:
Extended maturity	2	$69	$71	$27	$—
Construction:
Multiple modifications	4	2,866	2,866	—	—
Commercial real estate:
Owner occupied nonfarm/nonresidential:
Multiple modifications	1	175	175	—	—
Other nonfarm/nonresidential:
Extended maturity	3	2,851	2,851	2,580	—
Multiple modifications	2	632	632	463	—
Residential real estate:
Secured by first liens:
Extended maturity	2	1,529	1,530	1,441	64
Multiple modifications	5	1,217	1,231	982	—
Total	19	$9,339	$9,356	$5,493	$64

2014:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
Commercial:
Extended maturity	1	$342	$342	$344	$—
Multiple modifications	1	18	18	18	—
Construction:
Interest only payments	1	556	556	—	556
Commercial real estate:
Other nonfarm/nonresidential:
Extended maturity	1	561	561	551	—
Multiple modifications	1	353	353	348	—
Residential real estate:
Secured by first liens:
Interest rate reduction	2	888	888	267	583
Extended maturity	1	182	182	179	—
Multiple modifications	1	31	31	29	—
Total	9	$2,931	$2,931	$1,736	$1,139

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

The troubled debt restructurings described above increased the allowance for loan losses by $85,000 and $134,000 for the years ending December 31, 2015 and 2014, respectively, and resulted in charge-offs of $1.9 million and $0 over the respective periods.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 4 — LOANS (Continued)

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans.  The risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2015 and 2014 is as follows:

2015:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$7,318	$4,076	$168,359	$179,753
Construction	4,270	3,490	82,073	89,833
Commercial real estate:
Owner occupied nonfarm/residential	3,184	3,042	151,427	157,653
Other nonfarm/residential	13,434	13,460	164,122	191,016
Residential real estate:
Secured by first liens	19,005	7,238	275,354	301,597
Home equity	441	1,920	73,924	76,285
Consumer	28	36	20,113	20,177
Total	$47,680	$33,262	$935,372	$1,016,314

2014:
Commercial	$6,394	$3,930	$113,403	$123,727
Construction	3,476	6,105	33,267	42,848
Commercial real estate:
Owner occupied nonfarm/residential	7,144	742	104,519	112,405
Other nonfarm/residential	9,583	551	90,498	100,632
Residential real estate:
Secured by first liens	16,590	3,502	163,745	183,837
Home equity	647	802	33,401	34,850
Consumer	2	107	5,167	5,276
Total	$43,836	$15,739	$544,000	$603,575

Related Party Loans: Loans to principal officers, directors, and their affiliates were as follows.

2015
(In thousands)
Beginning loans	$13,195
New loans and advances	24,010
Repayments	(26,733)
Change in related parties	(1,180)
Ending loans	$9,292

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit, and letters of credit) to principal officers, directors, and their affiliates as of December 31, 2015 and 2014 were $10.9 million and $9.0 million.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 5 — FORECLOSED AND REPOSSESSED ASSETS

The following table presents the major categories of foreclosed and repossessed assets.

	2015	2014
	(In thousands)
Construction	$1,917	$1,407
Commercial real estate:
Owner occupied nonfarm/residential	791	2,036
Other nonfarm/residential	5,648	588
Residential real estate:
Secured by first liens	1,529	400
Consumer	67	—
	$9,952	$4,431

Foreclosed and repossessed asset activity was as follows for the years ended December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Balance as of January 1	$4,431	$5,988
Loans transferred to foreclosed and repossessed assets	14,038	1,585
Foreclosed and repossessed assets acquired from First Financial Service Corporation	3,211	—
Direct write-downs	(75)	(251)
Other adjustments	24	89
Sales	(11,677)	(2,980)
Balance at December 31	$9,952	$4,431

Expenses for the year ended December 31, 2015 and 2014 related to foreclosed and repossessed assets include:

	2015	2014	2013
	(In thousands)
Net (gain)/loss on sales	$(94)	$(601)	$127
Direct write-downs	75	251	138
Operating expenses, net of rental income	477	512	379
	$458	$162	$644

The Company was in process of foreclosure of residential real estate loans with outstanding balances of $1.7 million and $805,000 as December 31, 2015 and 2014, respectively.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2015	2014
	(In thousands)
Land and land improvements	$7,263	$2,031
Buildings	27,401	19,347
Furniture, fixtures and equipment	17,218	11,419
Leasehold improvements	3,724	1,248
	55,606	34,045
Less: Accumulated depreciation	(22,336)	(15,921)
	$33,270	$18,124

Depreciation expense was $3.0 million, $1.7 million, and $1.5 million for 2015, 2014, and 2013.

Branch location rent expense was $2.5 million, $735,000 and $807,000 for 2015, 2014, and 2013, respectively.  Rent commitments under noncancelable operating leases (in thousands) were as follows, before considering renewal options that generally are present.

2016	$1,262
2017	946
2018	686
2019	643
2020	594
Thereafter	3,093
Total	$7,224

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill:  The change in goodwill during the year is as follows:

	2015	2014	2013
	(In thousands)
Beginning of year	$—	$—	$—
Acquired goodwill	4,945	—	—
End of year	$4,945	$—	$—

Acquired Intangible Assets:  Acquired intangible assets were as follows at year-end:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangible	$9,404	$(4,389)	$3,737	$(3,130)
Other customer relationship intangibles	—	—	443	(368)
Total	$9,404	$(4,389)	$4,180	$(3,498)

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS (Continued)

Aggregate amortization expense was $1.3 million, $322,000, and $302,000 for 2015, 2014, and 2013.

Estimated amortization expense for each of the next five years (in thousands):

2016	$1,116
2017	1,022
2018	944
2019	808
2020	668

NOTE 8 — DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 or more were $42.3 million and $26.0 million at year-end 2015 and 2014.

Scheduled maturities of time deposits for the next five years (in thousands) were as follows:

2016	$187,582
2017	51,645
2018	23,442
2019	14,114
2020	20,095
Thereafter	16,300

Deposits from principal officers, directors and their affiliates at year-end 2015 and 2014 were approximately $11.1 million and $11.3 million.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 9 — SHORT-TERM BORROWINGS

Short-term borrowings consist of retail repurchase agreements representing overnight borrowings from deposit customers and federal funds purchased representing overnight borrowings from other financial institutions.

Information concerning 2015, 2014, and 2013 short-term borrowings is summarized as follows.

	2015	2014	2013
		(In thousands)
Repurchase agreements at year-end
Balance	$48,785	$40,360	$45,688
Weighted average interest rate	0.23%	0.24%	0.29%
Repurchase agreements during the year
Average daily balance	$40,932	$37,584	$44,189
Maximum month-end balance	48,755	43,047	47,252
Weighted average interest rate	0.23%	0.24%	0.25%

Federal funds purchased and line of credit at year-end
Balance	$—	$5,458	$—
Weighted average interest rate	—	0.48%	—
Federal funds purchased and line of credit during the year
Average daily balance	$5,724	$3,370	$883
Maximum month-end balance	30,493	12,168	3,771
Weighted average interest rate	0.74%	0.28%	0.27%

NOTE 10 — OTHER BORROWINGS

The following table summarizes the Company’s and its subsidiaries’ other borrowings as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Federal Home Loan Bank advances (fixed rates 0.00% to 5.72%) maturing February 2016 to June 2026	$42,048	$40,000
Term loan (fixed rate 5.35%) maturing January 2020	8,500	10,000
Subordinated debt (fixed rate 6.25%) maturing December 2025	25,000	—
Subordinated debentures (variable rates 2.21% to 3.18% and fixed rates 6.69% to 8.00%) maturing December 2020 to June 2038	32,799	17,000
	$108,347	$67,000

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 10 — OTHER BORROWINGS (Continued)

The contractual maturities of other borrowings outstanding as of December 31, 2015 were as follows:

(In thousands)
2016	$32,609
2017	12,562
2018	2,436
2019	2,013
2020	733
Thereafter	57,994
$108,347

Federal Home Loan Bank

Federal Home Loan Bank (FHLB) advances had weighted average rates of 1.55% and 0.79% at December 31, 2015 and 2014, respectively.  The advances were collateralized by $705.5 million and $372.0 million of first mortgage and commercial real estate loans under a blanket lien arrangement and certain available for sale securities at year-end 2015 and 2014.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional $51.6 million at year-end 2015.

There is a substantial penalty if the Company prepays the advances before the contractual maturities.  The Company did not recognize penalties on prepayment of FHLB advances during 2015, 2014, and 2013.

Term Loan

The Company has a term loan for $8.5 million from an unaffiliated institution.  The loan bears an interest rate of 5.35% and is payable in quarterly principal installments of $500,000 plus accrued interest with a final maturity of January 2, 2020.  The Company pledged the stock of its subsidiary bank, Your Community Bank, as collateral.

Subordinated Debt

During 2015, the Company’s subsidiary, Your Community Bank, issued $25.0 million of subordinated debt.  These notes have a fixed interest rate of 6.25% and will mature on December 15, 2025 and are callable on December 15, 2020.  Beginning on the call date, the interest rate will be a variable rate equal to three-month LIBOR plus 459 basis points.  The subordinated debt is considered Tier 2 regulatory capital for Your Community Bank and the Company.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 10 — OTHER BORROWINGS (Continued)

Subordinated Debentures

The Company has formed two trusts, Community Bank Shares Statutory Trust I (CBS Trust I) and Community Bank Shares Statutory Trust II (CBS Trust II), and assumed two trusts from First Financial Service Corporation, First Federal Statutory Trust II (FF Trust II) and First Federal Statutory Trust III (FF Trust III), which have issued trust preferred securities.  The Company issued subordinated debentures to CBS Trusts I and II and assumed subordinated debentures from FF Trusts II and III that were issued in exchange for the proceeds of each offering; the debentures and related debt issuance costs represent the sole assets of Trusts.  The Company is not considered the primary beneficiary of the Trusts (variable interest entity), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Information about the subordinated debentures interest rate and maturities is as follows as of December 31, 2015:

Trust	Subordinated Debenture Outstanding (in thousands)	Interest Rate at December 31, 2015	Maturity
CBS Trust I	$7,217	Variable 3.18% (three-month LIBOR plus 1.70)%	June 17, 2034
CBS Trust II	10,310	Variable 2.21% (three-month LIBOR plus 2.65)%	June 15, 2036
FF Trust II	10,310	Fixed 6.69% until 2017 then variable until maturity (three-month LIBOR plus 1.60)%	March 22, 2037
FF Trust III	8,240	Fixed 8.00%	June 24, 2038
	$36,077

The subordinated debentures issued to CBS Trusts I and II may be redeemed by the Company, in whole or in part, at any distribution payment date at the redemption price while the subordinated debentures issued to FF Trusts II and III may be redeemed in whole or in part on or after March 15, 2017 and June 24, 2018, respectively.  In addition, the subordinated debentures are redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust debenture.  The Company has the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years.  Should interest payments be deferred, the Company is restricted from paying dividends until all deferred payments have been made.

Subordinated debentures are considered as Tier I capital for the Company under current regulatory guidelines.

Debt Covenants

The Company is required to meet certain debt covenants associated with its other borrowings.  As of December 31, 2015 and March 15, 2016, the Company was in compliance with all debt covenants.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 11 — BENEFIT PLANS

Defined Benefit Plan:  The Company sponsors a defined benefit pension plan.  The benefits are based on years of service and the employees’ highest average of total compensation for five consecutive years of employment.  In 1997, the plan was amended such that there can be no new participants or increases in benefits to the participants.

A reconciliation of the projected benefit obligation and the value of plan assets follow.

	2015	2014
	(In thousands)
Change in projected benefit obligation
Balance, beginning of year	$1,475	$1,307
Interest cost	51	58
Actuarial (gain) loss	(14)	145
Benefits paid to participants	(35)	(35)
Ending benefit obligation	1,477	1,475

Change in plan assets
Fair value, beginning of year	1,285	1,252
Actual return on plan assets	8	68
Employer contributions	49	—
Benefits paid to participants	(35)	(35)
Fair value, end of year	1,307	1,285

Funded status	$(170)	$(190)

Amounts recognized in accumulated other comprehensive loss consisted of a net actuarial loss of $758,000 and $714,000 at year-end 2015 and 2014.  The accumulated benefit obligation was $1.5 million at year-end 2015 and 2014.  The funded status of the plan was a liability as of the years ended 2015 and 2014 and is reported in other liabilities in the Company’s consolidated financial statements.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 11 — BENEFIT PLANS (Continued)

Components of Net Periodic Benefit Income and Other Amounts Recognized in Other Comprehensive Income:

	2015	2014	2013
		(In thousands)
Interest cost	$51	$58	$49
Expected return on plan assets	(85)	(92)	(79)
Amortization of unrecognized loss	19	15	23
Net periodic benefit income	$(15)	$(19)	$(7)

Amortization of unrecognized loss	$(19)	$(15)	$(23)
Net (gain) loss	63	170	(227)
Total recognized in other comprehensive loss (income)	44	155	(250)

Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$29	$136	$(257)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $14,000.

Assumptions:

Weighted-average assumptions used to determine pension benefit obligations at year end:

	2015	2014	2013
Discount rate on benefit obligation	4.25%	4.00%	4.50%

Weighted-average assumptions used to determine net periodic pension cost:

	2015	2014	2013
Rate of expected return on plan assets	7.50%	7.50%	7.50%
Discount rate for periodic benefit costs	4.00%	4.50%	3.50%

Plan Assets:  The Company’s target allocation for 2016, pension plan asset allocation at year-end 2015 and 2014, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end		Weighted-Average Expected Long-Term
	2016	2015	2014	Rate of Return
Asset Category
Mutual funds	95%	96%	99%	9.0%
Money market	5	4	1	3.5
Total	100%	100%	100%	7.5%

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 11 — BENEFIT PLANS (Continued)

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 11 — BENEFIT PLANS (Continued)

The fair value of the plan assets by asset category is as follows:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Plan Assets (December 31, 2015)
Money Market Mutual Fund	$53	$53	$—	$—
Equity Mutual Funds	1,254	1,254	—	—

Total Plan Assets	$1,307	$1,307	$—	$—

Plan Assets (December 31, 2014)
Money Market Mutual Fund	$13	$13	$—	$—
Equity Mutual Funds	1,272	1,272	—	—

Total Plan Assets	$1,285	$1,285	$—	$—

There were no transfers between Level 1 and Level 2 during 2015.

Estimated Future Payments:   The following benefit payments, which reflect expected future service, are expected (in thousands):

Pension Benefits
2016	$361
2017	49
2018	147
2019	35
2020	63
Years 2021-2025	383

The Company expects to contribute approximately $30,000 to its pension plan in 2016.

Defined Contribution Plans:  The 401(k) benefit plan matches employee contributions equal to 100% of the first 3% plus 50% of the next 2% of the compensation contributed.  Expense for 2015, 2014 and 2013 was $527,000, $316,000 and $312,000.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 11 — BENEFIT PLANS (Continued)

Multi-Employer Pension Plan:   As part of its acquisition of First Financial Service Corporation, the Company assumed First Financial’s participation in the Pentegra Defined Benefit Plan for Financial Institutions (the “plan”) multi-employer pension plan.  The plan is a tax qualified, multi-employer defined pension plan, covering employees of First Financial hired before June 1, 2002. Because the plan was curtailed, employees hired on or after that date are not eligible to participate in the plan.  Eligible employees are 100% vested at the completion of five years of participation in the plan.  The plan’s Employer Identification Number is 13-5645888 and the plan number is 333.  The plan operates as a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  There are no collective bargaining agreements in place that require contributions to the plan.

The plan is a single plan under the Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.  Accordingly, under the plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

As of the plan’s most recent financial statements, June 30, 2015, the market value of plan assets divided by the funding target, or funded status, was 96.5% compared to 103.5% as of June 30, 2014.  Total contributions made to the plan, as reported on Form 5500, were $190.8 million and $136.5 million for the plan years ending June 30, 2014 and 2013, respectively.  The Company’s contributions to the plan for the fiscal year ending December 31, 2015 were not more than 5% of the total contributions to the plan for the plan year ending June 30, 2014.  The Company made contributions to the plan of $188,000, $0, and $0 for the fiscal years ending December 31, 2015, 2014, and 2013, respectively.

NOTE 12 — STOCK-BASED COMPENSATION PLANS

The Company has three share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $1,946,000, $603,000, and $479,000 for 2015, 2014, and 2013.  The total income tax benefit was $681,000, $205,000, and $163,000 for the respective periods.

Stock Options:  The Company’s stock option plan provides for the granting of both incentive and nonqualified stock options and other share based awards, including restricted stock and deferred stock units, for up to 500,000 shares of common stock at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  As of December 31, 2015, the plan allows for additional option and share-based award grants of up to 362,000 shares.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 12 — STOCK-BASED COMPENSATION PLANS (Continued)

A summary of the activity in the stock option plan for 2015 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except exercise prices)
Outstanding at beginning of year	124	$23.01
Granted	—	—
Exercised	(39)	24.30
Forfeited	(1)	21.90
Expired	(8)	24.47
Outstanding at end of year	76	$22.20	1.0	$521
Vested and expected to vest	76	$22.20	1.0	$521
Exercisable at end of year	76	$22.20	1.0	$521

For the year ended December 31, 2015 no options were granted while 39,300 stock options were exercised.  The Company received proceeds of $573,000 for the exercise of 23,300 stock options while the remainder were exercised using the cashless option, with the Company issuing net shares to option holders.  The intrinsic value of stock options exercised during 2015 was $171,000.  There were no options granted for the years ended December 31, 2014 and 2013 while 20,350 and 0 stock options were exercised during the respective years.  As of December 31, 2015, all outstanding stock options had vested and there was no remaining compensation cost to be recognized.

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

As of December 31, 2015, there were no outstanding units granted under the Plan.  There were no units outstanding during the years ended December 31, 2015, 2014 and 2013.  There were no modifications or cash paid to settle performance unit awards during the three year period ending December 31, 2015.

Restricted Stock Units:  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the units was determined using the market value of the Company’s stock on the grant date.  The restricted stock units have vesting periods ranging from 18 days to five years from the anniversary of the grant date.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 12 — STOCK-BASED COMPENSATION PLANS (Continued)

A summary of changes in the Company’s nonvested restricted stock units for the year follows:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at January 1, 2015	96	$23.24
Granted	140	29.10
Vested	(45)	24.16
Forfeited	—	—
Nonvested at December 31, 2015	191	$27.31

As of December 31, 2015, there was $3.7 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.8 years.  The fair value of units vested during the years ended December 31, 2015, 2014, and 2013 was $1.3 million, $1.1 million, and $149,000.  There were no modifications or cash paid to settle restricted stock units during the three year period ended December 31, 2015.

NOTE 13 - INCOME TAXES

Income tax expense (benefit) was as follows.

	2015	2014	2013
		(In thousands)
Current	$233	$1,304	$801
Deferred	(53)	1,162	924
Change in valuation allowance	(46)	(465)	(163)
Total	$134	$2,001	$1,562

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

	2015		2014		2013
	(Dollars in thousands)
Federal statutory rate times financial statement income	$3,688	35.0%	$3,745	34.0%	$3,478	34.0%
Effect of:
Tax-exempt income	(1,637)	(15.5)	(1,236)	(11.2)	(1,168)	(11.4)
State taxes, net of federal benefit	46	0.4	465	2.8	163	1.6
Change in valuation allowance	(46)	(0.4)	(465)	(2.8)	(163)	(1.6)
Nontaxable earnings from company owned insurance policies	(653)	(6.2)	(228)	(2.1)	(230)	(2.2)
Low income housing tax credit	(1,016)	(9.6)	(141)	(1.3)	(141)	(1.4)
Captive insurance net premiums	(378)	(3.6)	(384)	(3.5)	(375)	(3.7)
Acquisition costs	67	0.6	224	2.0
Other, net	63	0.6	21	0.3	(2)	—
Total	$134	1.3%	$2,001	18.2%	$1,562	15.3%

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 13- INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,398	$2,198
State taxes	927	973
Pension liability	258	243
Federal net operating loss carryforward	8,679	—
Restricted stock unit awards	576	286
Fair value adjustments from acquisitions	5,185	—
Donation carryforward	361	—
Accrued expenses	1,102	104
Investment in partnerships	—	68
Other real estate owned write-downs	222	85
Tax credit carryforward	1,852	772
Other	295	61
	21,855	4,790
Deferred tax liabilities:
Premises and equipment	(2,016)	(747)
FHLB stock	(208)	(146)
Deferred loan fees and costs	(236)	(60)
Fair value adjustments from acquisitions	—	(211)
Net unrealized gain on securities available for sale	(1,334)	(1,175)
Intangible assets	(1,755)	(206)
Investment in partnerships	(393)	—
Prepaid expenses	(504)	(953)
Employee benefit plans	(54)	(46)
Other	(42)	(31)
	(6,542)	(3,575)
Valuation allowance on net deferred tax assets	(927)	(973)
Net deferred tax asset	$14,386	$242

The Company incurred a net operating loss for federal income taxes of $6.0 million during 2015 which will be applied against future federal taxable income.  In addition, the Company acquired from First Financial net operating losses for federal income taxes that were incurred during years 2011 through 2015.  The net operating losses can be carried forward with expiration beginning in 2030.  The utilization of the net operating losses acquired are limited to $1.0 million annually.  As a result of the annual limitation, the Company has recorded a deferred tax asset of $6.6 million.

The Company has general business credit carryforwards of $1 million generated during 2015.  These credits expire in 2035.  The Company also has AMT credit carryforwards of $0.8 million with no expiration period, including $0.2 million acquired from First Financial.

The Company has net operating losses for state income taxes which will be applied against future state taxable income.  The state net operating loss can be carried forward for 15 years and begin to expire in 2023.  Due to the uncertainty regarding the Company’s ability to use the net operating losses, a valuation allowance of $927,000 has been recorded.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 13- INCOME TAXES (Continued)

Retained earnings of Your Community Bank includes approximately $13 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount for Your Community Bank at December 31, 2015 was approximately $5 million.

The Company has no unrecognized tax benefits as of December 31, 2015 and 2014 and there is no expected change for unrecognized tax benefits over the next twelve months.

The Company did not record any amounts of interest and penalties in the income statement for the years ended December 31, 2015, 2014, and 2013 and did not have an amount accrued for interest and penalties at December 31, 2015, 2014, and 2013.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Kentucky. The Company is no longer subject to examination by the federal and Indiana taxing authorities for years before 2012 and by the Kentucky taxing authorities for years before 2011.

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules.  Management believes as of December 31, 2015, the Company and Bank meet all capital adequacy requirements which they are subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of December 31, 2015 and 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no considerations or events since December 31, 2015 that management believes have changed the institution’s classification as well capitalized.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
2015
Total Capital to risk weighted assets:
Consolidated	$176.0	15.4%	$91.6	8.0%	N/A	N/A
Bank	180.5	15.7	91.9	8.0	$114.9	10.0%

Tier I (Core) Capital to risk weighted assets:
Consolidated	$144.1	12.6%	$68.7	6.0%	N/A	N/A
Bank	148.7	12.9	68.9	6.0	$91.9	8.0%

Common Tier 1 (CET1):
Consolidated	$115.8	10.1%	$51.5	4.5%	N/A	N/A
Bank	148.7	12.9	51.7	4.5	$74.7	6.5%

Tier 1 (Core) Capital to average assets:
Consolidated	$144.1	9.2%	$62.7	4.0%	N/A	N/A
Bank	148.7	9.7	61.6	4.0	$76.9	5.0%

2014
Total Capital (to Risk Weighted Assets):
Consolidated	$120.5	18.7%	$51.7	8.0%	N/A	N/A
Your Community Bank	100.0	18.1	44.2	8.0	$55.3	10.0%
Scott County State Bank	14.4	17.3	6.6	8.0	8.3	10.0

Tier I Capital (to Risk Weighted Assets):
Consolidated	$114.1	17.7%	$25.8	4.0%	N/A	N/A
Your Community Bank	94.4	17.1	22.1	4.0	$33.2	6.0%
Scott County State Bank	13.5	16.3	3.3	4.0	5.0	6.0

Tier I Capital (to Average Assets):
Consolidated	$114.1	13.0%	$35.1	4.0%	N/A	N/A
Your Community Bank	94.4	12.9	29.4	4.0	$36.7	5.0%
Scott County State Bank	13.5	9.9	5.4	4.0	6.8	5.0

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS (Continued)

Dividend Restrictions:  The Company’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s retained net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  In 2016, the Bank cannot declare dividends of without prior regulatory approval.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to make loans	$8,999	$4,500	$16,305	$3,100
Unused lines of credit	50,124	151,127	14,243	134,073
Letters of credit	—	2,652	—	1,941

Commitments to make loans are generally made for periods of 30 days or less and are at market rates.  The fixed rate loan commitments have interest rates ranging from 3.00% to 5.50% and maturities ranging from 3 to 20 years.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 16 - FAIR VALUE (Continued)

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 16 - FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Assets (December 31, 2015):
Available for sale securities:
State and municipal	$123,492	$—	$123,492	$—
U.S. Government sponsored entities and agencies	31,463	—	31,463	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	220,331	—	220,331	—
Corporates	3,437	—	3,437	—
Mutual funds	255	—	255	—
Total available for sale securities	$378,978	$—	$378,978	$—

Assets (December 31, 2014):
Available for sale securities:
State and municipal	$85,451	$—	$85,451	$—
U.S. Government sponsored entities and agencies	9,161	—	9,161	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	107,317	—	107,317	—
Mutual funds	248	—	248	—
Total available for sale securities	$202,177	$—	$202,177	$—

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 16 - FAIR VALUE (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Assets (December 31, 2015):
Impaired loans:
Commercial	$560	$—	$—	$560
Residential real estate:
Secured by first liens	1,610	—	—	1,610

Foreclosed and repossessed assets:
Commercial real estate:
Owner occupied nonfarm/residential	119	—	—	119

Assets (December 31, 2014):
Impaired loans:
Commercial	$47	$—	$—	$47
Construction	1,426	—	—	1,426
Commercial real estate:
Owner occupied nonfarm/residential	108	—	—	108
Residential real estate:
Secured by first liens	1,338	—	—	1,338
Home equity	84	—	—	84

Foreclosed and repossessed assets:
Construction	1,407	—	—	1,407
Commercial real estate:
Owner occupied nonfarm/residential	2,036	—	—	2,036
Other nonfarm/residential	588	—	—	588
Residential real estate:
Secured by first liens	400	—	—	400

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 16 - FAIR VALUE (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans.  The Company’s impaired loans totaled $9.8 million as of December 31, 2015, which included collateral-dependent loans with a carrying value of $3.0 million.  As of December 31, 2015, the Company’s collateral dependent loans had a valuation allowance of $782,000, resulting in an additional provision for loan losses of $3.3 million during the twelve months ended December 31, 2015.  The Company’s impaired loans totaled $15.0 million as of December 31, 2014, which included collateral-dependent loans with a carrying value of $4.1 million.  As of December 31, 2014, the Company’s collateral dependent loans had a valuation allowance of $1.1 million, resulting in an additional provision for loan losses of $760,000 during the twelve months ended December 31, 2014.

The Company evaluates the fair value of foreclosed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the years ended December 31, 2015 and 2014, the Company recognized charges of $75,000 and $251,000 to write down foreclosed assets to their fair value.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and 2014.

2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range - (Weighted Average)
	(in thousands)
Impaired Loans:
Commercial	$560	Sales comparison approach	Adjustments for differences between comparable sales	28%-81% (72%)
Residential real estate	1,610	Sales comparison approach	Adjustments for differences between comparable sales	19%-37% (30%)
Foreclosed and repossessed assets:
Commercial real estate	119	Sales comparison approach	Adjustments for differences between comparable sales	33%

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 16 - FAIR VALUE (Continued)

2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range - (Weighted Average)
	(in thousands)
Impaired Loans:
Commercial	$47	Sales comparison approach	Adjustments for differences between comparable sales	24%-28% (24%)
Construction	1,426	Sales comparison approach	Adjustments for differences between comparable sales	23%-55% (48%)
Commercial real estate	108	Income capitalization approach	Capitalization rate	22%
Residential real estate	1,422	Sales comparison approach	Adjustments for differences between comparable sales	14%-84% (24%)
Foreclosed and repossessed assets:
Construction	$1,407	Income capitalization approach	Capitalization rate	9%
		Sales comparison approach	Adjustments for differences between comparable sales	15%-23% (22%)
Commercial real estate	2,624	Income capitalization approach	Capitalization rate	4%
		Sale comparison approach	Adjustments for differences between comparable sales	10%-52% (31%)
Residential real estate	400	Sales comparison approach	Adjustments for differences between comparable sales	14%-60% (25%)

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 16 - FAIR VALUE (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows at year-end.

	2015
	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
			(in thousands)
Financial assets:
Cash and due from financial institutions	$30,425	$30,425	$—	$—	$30,425
Interest-bearing deposits in other financial institutions	13,365	13,365	—	—	13,365
Loans held for sale	1,015	—	1,038	—	1,038
Loans, net	1,009,463	—	—	1,023,175	1,023,175
Accrued interest receivable	5,328	17	1,879	3,432	5,328
Federal Home Loan Bank and Federal Reserve Stock	3,890	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	1,262,064	—	1,221,608	—	1,221,608
Short-term borrowings	48,785	—	48,776	—	48,776
Other borrowings	108,347	—	51,269	50,472	101,741
Accrued interest payable	451	—	366	85	451

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 16 - FAIR VALUE (Continued)

	2014
	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and due from financial institutions	$12,872	$12,872	$—	$—	$12,872
Interest-bearing deposits in other financial institutions	6,808	6,808	—	—	6,808
Deposit for partial redemption of acquiree’s preferred stock	11,341	11,341	—	—	11,341
Loans, net	597,110	—	—	606,554	606,554
Accrued interest receivable	3,152	—	1,016	2,136	3,152
Federal Home Loan Bank and Federal Reserve Stock	4,964	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	650,944	—	654,986	—	654,986
Short-term borrowings	45,850	—	45,744	—	45,744
Other borrowings	67,000	—	50,061	9,836	59,897
Accrued interest payable	158	—	140	18	158

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 17- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for Your Community Bankshares, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
ASSETS
Cash and due from financial institutions	$1,975	$21,893
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends	—	11,341
Investment in subsidiaries	165,512	113,265
Other assets	3,861	2,632
Total assets	$171,348	$149,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subscription proceeds held in escrow	$—	$20,774
Other borrowings	41,299	27,000
Accrued expenses and other liabilities	2,963	1,809
Total liabilities	44,262	49,583
Total shareholders’ equity	127,086	99,548
	$171,348	$149,131

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Income
Dividends from subsidiaries	$29,000	$7,300	$11,535
Management fees from subsidiaries	4,799	5,267	5,088
	33,799	12,567	16,623
Expense
Operating expenses	14,301	8,915	7,434
Income before income taxes and equity in undistributed income of subsidiaries	19,498	3,652	9,189
Income tax benefit	3,224	1,006	1,141
Income before equity in undistributed income of subsidiaries	22,722	4,658	10,330
Equity in undistributed income of subsidiaries	(12,318)	4,355	(1,663)
Net Income	$10,404	$9,013	$8,667

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Net income	$10,404	$9,013	$8,667
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed income of subsidiaries	12,318	(4,355)	1,663
Share-based compensation expense	1,946	603	479
Amortization of purchase accounting fair value adjustment	(147)	—	—
Net change in other assets and liabilities	(8,283)	398	(169)
Net cash from operating activities	16,238	5,659	10,640

Cash flows from investing activities
Deposit for partial redemption of acquiree’s preferred stock and unpaid dividends	—	(11,341)	—
Acquisition of First Financial Service Corporation, net	(392)	—	—
Investment in subsidiaries	—	(10,000)	—
Net cash from investing activities	(392)	(21,341)	—

Cash flows from financing activities
Proceeds from other borrowings	—	10,000	—
Repayment of other borrowings	(1,500)	—	—
Taxes paid on stock award shares for employees	(214)	(267)	—
Issuance costs paid for subscription agreements	(1,263)	—	—
Proceeds from exercise of stock options	573	68	—
Redemption of First Financial Service Corporation preferred stock and dividends	(2,445)	—	—
Redemption of SBLF preferred stock	(28,000)	—	—
Proceeds from subscription agreement	—	20,774	—
Cash dividends paid on preferred shares	(530)	(401)	(861)
Cash dividends paid on common shares	(2,385)	(1,428)	(1,242)
Net cash from financing activities	(35,764)	28,746	(2,103)

Net change in cash	(19,918)	13,064	8,537
Cash at beginning of year	21,893	8,829	292
Cash at end of year	$1,975	$21,893	$8,829

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 18 — EARNINGS PER SHARE

The factors used in the earnings per share computation follows.

	2015	2014	2013
	(In thousands, except share and per share amounts)
Basic
Net income	$10,404	$9,013	$8,667
Preferred stock dividends	(420)	(439)	(802)
Net Income per common share	$9,984	$8,574	$7,865
Average shares:
Common shares outstanding	5,776,237	3,863,937	3,863,937
Less: Treasury stock	(381,532)	(426,294)	(476,031)
Average shares outstanding	5,394,705	3,437,643	3,387,906
Net income per common share, basic	$1.85	$2.49	$2.32

Diluted
Net income available to common shareholders	$9,984	$8,574	$7,865
Average shares:
Common shares outstanding for basic	5,394,705	3,437,643	3,387,906
Add: Dilutive effects of outstanding stock awards	78,200	38,309	—
Add: Dilutive effects of outstanding stock options	19,493	11,165	—
Average shares and dilutive potential common shares	5,492,398	3,487,117	3,387,906
Net income per common share, diluted	$1.82	$2.46	$2.32

Stock options of 0, 0, and 153,000 common shares were excluded from 2015, 2014, and 2013 diluted earnings per share because they were anti-dilutive.

Restricted share awards of 0, 0, and 69,000 common shares were excluded from 2015, 2014, and 2013 diluted earnings per share because all the condition required for issuance at those dates had not been met.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 19 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax, for the years ending December 31, 2015 and 2015:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
	(In Thousands)
December 31, 2015
Beginning balance	$2,280	$(471)	$1,809
Other comprehensive income (loss) before reclassification	474	(41)	433
Amounts reclassified from accumulated other comprehensive income (loss)	(165)	12	(153)
Net current period other comprehensive income (loss)	309	(29)	280
Ending balance	$2,589	$(500)	$2,089

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
	(In Thousands)
December 31, 2014
Beginning balance	$(1,364)	$(369)	$(1,733)
Other comprehensive income (loss) before reclassification	3,953	(112)	3,841
Amounts reclassified from accumulated other comprehensive income (loss)	(309)	10	(299)
Net current period other comprehensive income (loss)	3,644	(102)	3,542
Ending balance	$2,280	$(471)	$1,809

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 19 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following is a detail of amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ending December 31, 2015 and 2014:

December 31, 2015

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(254)	Net gain on sales of available-for-sale securities
	89	Income tax expense
	$(165)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$19	Salaries and employee benefits
	(7)	Income tax expense
	$12	Net of tax

Total reclassifications for the period	$(153)	Net of tax

December 31, 2014

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(468)	Net gain on sales of available-for-sale securities
	159	Income tax expense
	$(309)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$15	Salaries and employee benefits
	(5)	Income tax expense
	$10	Net of tax

Total reclassifications for the period	$(299)	Net of tax

NOTE 20 — REPURCHASE AGREEMENTS

Repurchase agreements totaled $48.8 million and $40.4 as of December 31, 2015 and 2014, respectively, and consisted entirely of overnight obligations.  The Company pledged residential mortgage-backed agencies issued by U.S. Government sponsored entities with a carrying amount of $62.1 million and $47.3 million to secure repurchase agreements as of December 31, 2015 and 2014, respectively.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net Income	Earnings (Loss) Per Share
	Income	Income	(Loss)	Basic	Diluted
	(In thousands, except per share amounts)
2015
First quarter	$14,756	$13,484	$(936)	$(0.19)	$(0.19)
Second quarter	15,106	13,914	3,565	0.64	0.64
Third quarter	14,695	13,394	3,917	0.70	0.70
Fourth quarter	15,263	13,893	3,858	0.70	0.68

2014
First quarter	$8,001	$7,525	$2,112	$0.59	$0.58
Second quarter	8,410	7,937	2,148	0.59	0.59
Third quarter	8,630	8,174	2,316	0.64	0.63
Fourth quarter	9,233	8,697	2,437	0.68	0.66

The operating results for the first quarter of 2015 were substantially impacted by the acquisition of FFKY and corresponding merger and integration charges incurred during the quarter of $3.8 million.

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

Part III

Item 10.  Directors, Executive Officers And Corporate Governance

The information regarding Company directors required by this item is incorporated herein by reference to information under the headings “Corporate Governance and Board Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 — Election of Directors” in our definitive proxy statement, to be filed with the SEC, relating to our 2016 annual meeting of shareholders (“2016 Proxy Statement”) to be held on May 17, 2016.  Information regarding the members of the Audit Committee, the Company’s code of business conduct and ethics, the identification of the Audit Committee Financial Expert and stockholder nominations of directors is also incorporated by reference to the information under the aforesaid headings.  The information regarding our executive officers required by this item is incorporated by reference to the information under the heading “Executive Officers Who Are Not Directors” and the other headings listed above in the 2016 Proxy Statement.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the information under the heading “Executive Compensation” in the 2016 Proxy Statement.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

See Part II, Item 5, for information about securities authorized for issuance under the Company’s equity compensation plans.  Information concerning security ownership of management is incorporated herein by reference to the information under the heading “Stock Ownership by Directors and Executive Officers” in the 2016 Proxy Statement.

Item 13.  Certain Relationships And Related Transactions, And Director Independence

Information concerning relationships and related transactions, and director independence is incorporated herein by reference to the information under the headings “Compensation Committee Interlocks And Insider Participation”, “Corporate Governance And Board Matters” and “Certain Relationships and Related Person Transactions” in the 2016 Proxy Statement.

Item 14.  Principal Accountant Fees And Services

Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings “Report of the Audit Committee,” Independent Registered Public Accounting Firm” and “Proposal No. 1 — Ratification of Independent Registered Public Accounting Firm” in the 2016 Proxy Statement.

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

(a) (3) Exhibits

Exhibits are listed on the Exhibit Index on Page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUR COMMUNITY BANKSHARES, INC.

March 15, 2016	By:	/s/ James D. Rickard
James D. Rickard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James D. Rickard	President, Chief Executive Officer, and Director	March 15, 2016
James D. Rickard	(Principal Executive Officer)

/s/ Paul A. Chrisco	Executive Vice-President and Chief Financial Officer	March 15, 2016
Paul A. Chrisco	(Principal Financial and Accounting Officer)

/s/ Gary L. Libs	Chairman of the Board of Directors and Director	March 15, 2016
Gary L. Libs

/s/ R. Wayne Estopinal	Director	March 15, 2016
R. Wayne Estopinal

/s/ George M. Ballard	Director	March 15, 2016
George M. Ballard

/s/ Kerry M. Stemler	Director	March 15, 2016
Kerry M. Stemler

/s/ Steven R. Stemler	Director	March 15, 2016
Steven R. Stemler

/s/ Phillip J. Keller	Director	March 15, 2016
Phillip J. Keller

/s/ Gerald T. Koetter	Director	March 15, 2016
Gerald T. Koetter

/s/ James E. Geisler	Director	March 15, 2016
James E. Geisler

Exhibit Index

Exhibit		Filed with this	Incorporated By Reference
Number	Document	Form 10-K	Form	File No.	Date Filed
3.1	Amended and Restated Articles of Incorporation		S-8	333-128278	9/13/2005
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation [name change]		8-K	000-25766	7/16/2015
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation [Series B Preferred Stock]		8-K	000-25766	9/05/2011
3.4	Bylaws		8-K	000-25766	6/27/2011
10.1	Employment Agreement with James D. Rickard *		8-K	000-25766	4/22/2014
10.2	Employment Agreement with Paul A. Chrisco *		10-K	000-25766	3/31/2004
10.3	Amendment to Employment Agreement with Paul A. Chrisco *		8-K	000-25766	11/6/2006
10.4	Employment Agreement with Kevin J. Cecil *		10-K	000-25766	3/31/2004
10.5	Amendment to Employment Agreement with Kevin J. Cecil *		8-K	000-25766	11/6/2006
10.6	Employment Agreement with Michael K. Bauer*		10-K	000-25766	3/31/2011
10.7	Employment Agreement with Bill D. Wright*		10-K	000-25766	3/31/2011
10.8	Community Bank Shares of Indiana, Inc. Dividend Reinvestment Plan		S-3D S-3D	333-40211 333-130721	11/14/1997 12/28/2005
10.9	2005 Stock Award Plan, as amended *		Exhibit B to DEF 14A	000-25766	11/06/2006
10.10	2015 Stock Award Plan*		Appendix A to DEF 14A	000-25766	4/7/2015
10.11	Form of Restricted Stock Agreement*	X
10.12	Agreement and Plan of Share Exchange with First Financial Service Corporation		8-K	000-25766	4/21/2014
11.1	Computation of Earnings Per Share	X
14.1	Community Bank Shares of Indiana, Inc. and Affiliates Business Ethics Policy		8-K	000-25766	4/30/2007
21.0	Subsidiaries of Registrant	X
23.1	Consent of Crowe Horwath LLP	X
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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