Form 10-Q
period 2016-03-31
Your Community Bankshares, Inc.
filed 2016-05-10
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,453,271 shares of common stock were outstanding as of May 6, 2016.

YOUR COMMUNITY BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$24,439	$30,425
Interest-bearing deposits in other financial institutions	20,726	13,365
Securities available for sale	348,068	378,978
Loans held for sale	234	1,015
Loans, net of allowance for loan losses of $6,188 and $6,851	1,041,320	1,009,463
Federal Home Loan Bank and Federal Reserve stock	3,882	3,890
Accrued interest receivable	5,124	5,328
Premises and equipment, net	32,576	33,270
Company owned life insurance	33,381	33,127
Goodwill	4,945	4,945
Core deposit intangible	4,716	5,015
Foreclosed and repossessed assets	6,228	9,952
Other assets	24,828	27,242
Total Assets	$1,550,467	$1,556,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$283,518	$286,739
Interest-bearing	954,446	975,325
Total deposits	1,237,964	1,262,064
Short-term borrowings	73,410	48,785
Other borrowings	97,551	108,347
Accrued interest payable	840	451
Other liabilities	7,785	9,282
Total liabilities	1,417,550	1,428,929

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $0.10 par value per share; 10,000,000 shares authorized; 5,776,237 shares issued in 2016 and 2015; 5,453,271 and 5,429,766 outstanding in 2016 and 2015, respectively	578	578
Additional paid-in capital	91,159	90,869
Retained earnings	42,554	39,512
Accumulated other comprehensive income	4,183	2,089
Treasury stock, at cost (2016- 322,966 shares, 2015- 346,471 shares)	(5,557)	(5,962)
Total shareholders’ equity	132,917	127,086
Total Liabilities and Shareholders’ Equity	$1,550,467	$1,556,015

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share data)
Interest and dividend income
Loans, including fees	$12,373	$12,523
Taxable securities	1,153	1,340
Tax-exempt securities	1,027	743
Federal Home Loan Bank and Federal Reserve dividends	50	95
Interest-bearing deposits in other financial institutions	38	55
Interest and dividend income	14,641	14,756

Interest expense
Deposits	560	574
Short-term borrowings	67	22
Other borrowings	1,018	676
Interest expense	1,645	1,272
Net interest income	12,996	13,484

Provision for loan losses	—	106

Net interest income after provision for loan losses	12,996	13,378

Non-interest income
Service charges on deposit accounts	1,478	1,391
Commission income	46	47
Net gain on sales of available for sale securities	297	51
Mortgage banking income	78	117
Earnings on company owned life insurance	254	252
Interchange income	572	444
Amortization of tax credit investments	(350)	(86)
Other income	189	196
Non-interest income	2,564	2,412

Non-interest expense
Salaries and employee benefits	6,026	9,119
Occupancy	1,240	1,627
Equipment	512	581
Data processing	1,089	1,814
Marketing and advertising	145	210
Legal and professional service fees	623	1,558
FDIC insurance premiums	225	273
Foreclosed and repossessed assets, net	(110)	344
Amortization of intangible assets	299	397
Other expense	1,187	2,001
Total non-interest expense	11,236	17,924
Income (loss) before income taxes	4,324	(2,134)

Income tax expense (benefit)	629	(1,198)

Net Income (loss)	3,695	(936)

Preferred stock dividends	—	(110)

Net income (loss) available (attributable) to common shareholders	$3,695	$(1,046)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share data)
Earnings (loss) per common share:
Basic	$0.68	$(0.19)
Diluted	$0.67	$(0.19)

Dividends per common share	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income (loss)	$3,695	$(936)

Other comprehensive income:
Unrealized gain on securities:
Unrealized gain arising during the period	3,545	3,039
Reclassification adjustment for gains included in net income	(297)	(51)
Tax effect	(1,137)	(1,016)
Net of tax	2,111	1,972

Defined benefit pension plans:
Net gain (loss) arising during the period	(31)	6
Reclassification adjustment for amortization of unrecognized loss included in net periodic pension cost	5	4
Tax effect	9	(3)
Net of tax	(17)	7

Total other comprehensive income	2,094	1,979

Comprehensive income	$5,789	$1,043

See accompanying notes to condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2016	$578	$90,869	$39,512	$2,089	$(5,962)	$127,086
Net income	—	—	3,695	—	—	3,695
Other comprehensive income	—	—	—	2,094	—	2,094
Dividends declared on common stock ($0.12 per share)	—	—	(653)	—	—	(653)
Issuance of treasury stock under dividend reinvestment plan	—	22	—	—	27	49
Stock activity under incentive compensation plans	—	(391)	—	—	378	(13)
Stock award expense	—	659	—	—	—	659
Balance, March 31, 2016	$578	$91,159	$42,554	$4,183	$(5,557)	$132,917

See accompanying notes to condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,695	$(936)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	—	106
Depreciation	616	934
Net amortization of securities	434	533
Amortization and accretion of purchase accounting adjustments, net	(625)	(830)
Net gain on sales of available for sale securities	(297)	(51)
Mortgage loans originated for sale	(3,134)	(3,522)
Proceeds from mortgage loan sales	3,992	5,190
Net gain on sales of mortgage loans	(77)	(115)
Earnings on company owned life insurance	(254)	(252)
Stock award compensation expense	659	202
Amortization of tax credit investments	350	86
Net loss on disposition of premises and equipment	11	—
Net loss on disposition of foreclosed and repossessed assets	33	74
Net change in:
Accrued interest receivable	204	(11)
Accrued interest payable	389	(601)
Other assets	950	(1,883)
Other liabilities	(1,519)	(3,695)
Net cash from operating activities	5,427	(4,771)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of First Financial Service Corporation, net	—	12,979
Net change in interest-bearing deposits	(7,361)	14,515
Available for sale securities:
Sales	23,693	38,877
Purchases	(2,723)	(4,575)
Maturities, prepayments and calls	13,111	12,647
Redemption of Federal Home Loan Bank stock	8	3,593
Loan originations and payments, net	(30,468)	(2,210)
Proceeds from the sale of foreclosed and repossessed assets	2,712	1,056
Proceeds from the sale of premises and equipment	242	—
Purchases of premises and equipment	(127)	(553)
Net cash from investing activities	(913)	76,329
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(23,741)	(17,463)
Net change in short-term borrowings	24,625	(6,590)
Proceeds from issuance of other borrowings	150,000	—
Repayment of other borrowings	(160,695)	(10,070)
Taxes paid on stock award shares for employees	(117)	(111)
Issuance costs paid for common shares issued	—	(1,263)
Proceeds from exercise of stock options	32	—
Redemption of acquired preferred shares and dividends	—	(2,445)
Cash dividends paid on preferred shares	—	(110)
Cash dividends paid on common shares	(604)	(594)
Net cash from financing activities	(10,500)	(38,646)
Net change in cash and due from financial institutions	(5,986)	32,912
Cash and due from financial institutions at beginning of period	30,425	12,872
Cash and due from financial institutions at end of period	$24,439	$45,784

PART I — FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Supplemental cash flow information:
Interest paid	$1,256	$652
Income taxes paid, net of refunds	—	—

Supplemental noncash disclosures:
Transfer from loans to foreclosed assets	649	9,486
Issuance of treasury shares under dividend reinvestment plan	27	32
Issuance of treasury shares for net settlement of stock options	15	18
Sale and financing of foreclosed assets	1,622	193
Issuance of common shares	—	25,031
Redemption of preferred shares and unpaid dividends of First Financial Service Corporation	—	18,043
Declared, unpaid dividends on preferred shares	—	110

See accompanying notes to condensed consolidated financial statements.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Presentation of Interim Information

Your Community Bankshares, Inc. (“we,” “our”, “us”, or “the Company”) is a bank holding company headquartered in New Albany, Indiana. Our wholly-owned banking subsidiary is Your Community Bank (“Your Community Bank” or “YCB”).  YCB (at times referred to herein as the “Bank”) is a state-chartered commercial bank regulated by the Indiana Department of Financial Institutions.  Your Community Bank is also regulated by the Federal Deposit Insurance Corporation and, with respect to its Kentucky branches, the Kentucky Office of Financial Institutions.  The Company formed a captive insurance company in 2012, CBIN Insurance, Inc., which issues policies to the Company’s subsidiaries to cover gaps in coverage and other risks not insured by its third-party provider.

Your Community Bank has three wholly-owned subsidiaries to manage its investment portfolio. CBSI Holdings, Inc. and CBSI Investments, Inc. are Nevada corporations which jointly own CBSI Investment Portfolio Management, LLC, a Nevada limited liability Company which holds and manages investment securities previously owned by Your Community Bank.

In June 2004 and June 2006, we completed placements of floating rate subordinated debentures through two trusts that we formed, Community Bank Shares (IN) Statutory Trust I and Trust II (“Trusts”).  Also, in conjunction with the acquisition of First Financial Service Corporation in 2015, the Company acquired First Federal Statutory Trust II and III and assumed their underlying subordinated debentures.  Because the Trusts are not consolidated with us, our financial statements reflect the subordinated debt we issued to the Trusts.

To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2015.  The consolidated financial statements include our accounts and our subsidiaries’ accounts.  All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications:  Some of the items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholder’s equity.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.   Recent Accounting Pronouncements

FASB ASC 842 – In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting in largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is expected to have a material impact.

3.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016:
Securities available for sale:
State and municipal	$119,883	$5,930	$(48)	$125,765
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	198,761	1,483	(586)	199,658
U.S. Government sponsored entities and agencies	21,944	448	—	22,392
Mutual funds	250	3	—	253
Total securities available for sale	$340,838	$7,864	$(634)	$348,068

December 31, 2015:
Securities available for sale:
State and municipal	$117,995	$5,553	$(56)	$123,492
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	221,944	320	(1,933)	220,331
U.S. Government sponsored entities and agencies	31,472	145	(154)	31,463
Corporate	3,394	43	—	3,437
Mutual funds	250	5	—	255
Total securities available for sale	$375,055	$6,066	$(2,143)	$378,978

Sales of available for sale securities were as follows.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Proceeds	$23,693	$38,877
Gross gains	297	366
Gross losses	—	(315)

The tax provision applicable to these net realized gains amounted to $104,000 and $17,000, respectively.

The amortized cost and fair value of the contractual maturities of available for sale securities at March 31, 2016 were as follows.  Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	March 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$988	$996
One to five years	10,446	11,033
Five to ten years	43,813	46,246
Beyond ten years	86,580	89,882
Residential mortgage-backed securities issued by U.S. Government sponsored entities	198,761	199,658
Mutual funds	250	253
Total	$340,838	$348,068

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Securities (Continued)

Securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
March 31, 2016
State and municipal	$3,802	$(27)	$710	$(21)	$4,512	$(48)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	20,282	(33)	34,908	(553)	55,190	(586)
Total temporarily impaired	$24,084	$(60)	$35,618	$(574)	$59,702	$(634)

December 31, 2015
State and municipal	$2,835	$(16)	$3,041	$(40)	$5,876	$(56)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	114,227	(574)	45,516	(1,359)	159,743	(1,933)
U.S. Government sponsored entities and agencies	—	—	8,861	(154)	8,861	(154)
Total temporarily impaired	$117,062	$(590)	$57,418	$(1,553)	$174,480	$(2,143)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

As of March 31, 2016, the Company’s security portfolio consisted of 375 securities, 30 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s residential mortgage-backed agencies issued by U.S. Government sponsored entities, as discussed below:

Residential mortgage-backed Securities issued by U.S. Government sponsored entities

At March 31, 2016, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans

Loans at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Commercial	$184,202	$179,753
Construction	88,577	89,833
Commercial real estate:
Owner occupied nonfarm/residential	173,763	157,653
Other nonfarm/residential	200,229	191,016
Residential real estate:
Secured by first liens	306,025	301,597
Home equity	74,367	76,285
Consumer	20,345	20,177
Subtotal	1,047,508	1,016,314
Allowance for loan losses	(6,188)	(6,851)
Loans, net	$1,041,320	$1,009,463

During 2016 and 2015, substantially all of the Company’s residential and commercial real estate loans were pledged as collateral to the Federal Home Loan Bank to secure advances.

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Commercial	$111	$283
Construction	2,258	2,525
Commercial Real Estate	19,233	19,454
Residential Real Estate	10,554	11,668
Consumer	8	9
Carrying amount	$32,164	$33,939

There was $72,000 and $59,000 allowance for loan losses as of March 31, 2016 and December 31, 2015, respectively, for purchased credit impaired loans.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance, beginning of period	$979	$306
New loans purchased	—	1,632
Accretion of income	(57)	(184)
Reclassifications from nonaccretable difference	230	—
Balance, end of period	$1,152	$1,754

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2016 and 2015 (in thousands):

March 31, 2016

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,907	$1,943	$1,368	$1,374	$259	$6,851
Provision for loan losses	358	(32)	(582)	7	249	—
Loans charged-off	(578)	—	—	(81)	(191)	(850)
Recoveries	34	1	46	70	36	187
Ending balance	$1,721	$1,912	$832	$1,370	$353	$6,188

March 31, 2015

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$970	$1,992	$1,268	$2,133	$102	$6,465
Provision for loan losses	354	190	(586)	150	(2)	106
Loans charged-off	(124)	—	(2)	(147)	(73)	(346)
Recoveries	19	—	788	26	62	895
Ending balance	$1,219	$2,182	$1,468	$2,162	$89	$7,120

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$104	$308	$49	$263	$—	$724
Collectively evaluated for impairment	1,617	1,599	718	1,105	353	5,392
Acquired with deteriorated credit quality	—	5	65	2	—	72
Total ending allowance balance	$1,721	$1,912	$832	$1,370	$353	$6,188

Loans:
Loans individually evaluated for impairment	$3,407	$1,851	$1,225	$1,898	$—	$8,381
Loans collectively evaluated for impairment	180,684	84,468	353,534	367,940	20,337	1,006,963
Loans acquired with deteriorated credit quality	111	2,258	19,233	10,554	8	32,164
Total ending loans balance	$184,202	$88,577	$373,992	$380,392	$20,345	$1,047,508

December 31, 2015:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$497	$368	$1	$325	$—	$1,191
Collectively evaluated for impairment	1,410	1,571	1,312	1,049	259	5,601
Acquired with deteriorated credit quality	—	4	55	—	—	59
Total ending allowance balance	$1,907	$1,943	$1,368	$1,374	$259	$6,851

Loans:
Loans individually evaluated for impairment	$3,944	$2,288	$862	$2,690	$—	$9,784
Loans collectively evaluated for impairment	175,526	85,020	328,353	363,524	20,168	972,591
Loans acquired with deteriorated credit quality	283	2,525	19,454	11,668	9	33,939
Total ending loans balance	$179,753	$89,833	$348,669	$377,882	$20,177	$1,016,314

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three month period ended March 31, 2016:

March 31, 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$5,589	$3,240	$—	$3,063	$41
Construction	—	—	—	47	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	80	80	—	40	—
Other nonfarm/nonresidential	331	331	—	334	5
Residential real estate:
Secured by first liens	—	—	—	87	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,000	$3,651	$—	$3,571	$46

With an allowance recorded:
Commercial	$167	$167	104	$612	$2
Construction	1,851	1,851	308	2,023	21
Commercial real estate:
Owner occupied nonfarm/nonresidential	295	295	47	147	—
Other nonfarm/nonresidential	519	519	2	522	7
Residential real estate:
Secured by first liens	1,283	1,283	224	1,589	12
Home equity	615	615	39	619	8
Consumer	—	—	—	—	—
Total	$4,730	$4,730	$724	$5,512	$50

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

December 31, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial	$2,886	$2,886	$—
Construction	93	93	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	—	—	—
Other nonfarm/nonresidential	337	337	—
Residential real estate:
Secured by first liens	173	173	—
Home equity	—	—	—
Consumer	—	—	—
Total	$3,489	$3,489	$—

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With an allowance recorded:
Commercial	$2,916	$1,058	$497
Construction	2,195	2,195	368
Commercial real estate:
Owner occupied nonfarm/nonresidential	—	—	—
Other nonfarm/nonresidential	525	525	1
Residential real estate:
Secured by first liens	1,895	1,895	285
Home equity	622	622	40
Consumer	—	—	—
Total	$8,153	$6,295	$1,191

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents information for loans individually evaluated for impairment by class of loans for the three months ended March 31, 2015:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$4,261	$4
Construction	3,902	7
Commercial real estate:
Owner occupied nonfarm/nonresidential	690	—
Other nonfarm/nonresidential	896	7
Residential real estate:
Secured by first liens	2,174	7
Home equity	7	—
Consumer	1	—
Total	$11,931	$25

With an allowance recorded:
Commercial	$104	$—
Construction	3,742	34
Commercial real estate:
Owner occupied nonfarm/nonresidential	201	2
Other nonfarm/nonresidential	—	—
Residential real estate:
Secured by first liens	1,738	17
Home equity	738	8
Consumer	9	—
Total	$6,532	$61

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$400	$—	$944	$—
Construction	—	—	—	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	370	—	41	—
Other nonfarm/nonresidential	—	—	—	—
Residential real estate:
Secured by first liens	1,606	—	2,810	89
Home equity	180	—	176	—
Consumer	16	—	42	—
Total	$2,572	$—	$4,013	$89

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans:

March 31, 2016:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$208	$531	$400	$1,139	$183,063
Construction	—	—	—	—	88,577
Commercial real estate:
Owner occupied nonfarm/nonresidential	473	95	370	938	172,825
Other nonfarm/nonresidential	—	—	—	—	200,229
Residential real estate:
Secured by first liens	2,575	69	1,606	4,250	301,775
Home equity	51	322	180	553	73,814
Consumer	155	32	16	203	20,142
Total	$3,462	$1,049	$2,572	$7,083	$1,040,425

December 31, 2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$373	$29	$944	$1,346	$178,407
Construction	—	34	—	34	89,799
Commercial real estate:
Owner occupied nonfarm/nonresidential	34	160	41	235	157,418
Other nonfarm/nonresidential	—	—	—	—	191,016
Residential real estate:
Secured by first liens	3,801	1,194	2,787	7,782	293,815
Home equity	292	58	176	526	75,759
Consumer	342	20	42	404	19,773
Total	$4,842	$1,495	$3,990	$10,327	$1,005,987

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings totaled $10.2 million and $11.4 million March 31, 2016 and December 31, 2015, respectively.  Of the total TDRs, $400,000 and $1.6 million were on non-accrual as of March 31, 2016 and December 31, 2015.  The Company has allocated $584,000 and $1.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2016 and December 31, 2015, respectively.  The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2016 and December 31, 2015.

The detail of outstanding TDRs by class and modification type as of March 31, 2016 and December 31, 2015 follows:

March 31, 2016:

	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
Commercial:
Extended maturity	$18	18
Multiple modifications	417	—
Construction:
Extended maturity	63	—
Multiple modifications	1,851	308
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	168	—
Other nonfarm/nonresidential
Extended maturity	3,084	32
Multiple modifications	787	—
Residential real estate:
Secured by first liens
Interest rate reduction	314	133
Extended maturity	1,777	42
Multiple modifications	1,130	12
Home equity
Multiple modifications	615	39
Total	$10,224	$584

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

December 31, 2015:

	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
Commercial:
Extended maturity	$890	$390
Multiple modifications	35	18
Construction:
Extended maturity	93	—
Multiple modifications	2,195	368
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	171	—
Other nonfarm/nonresidential
Extended maturity	3,105	23
Multiple modifications	801	—
Residential real estate:
Secured by first liens
Interest rate reduction	316	134
Extended maturity	1,966	44
Multiple modifications	1,216	63
Home equity
Multiple modifications	622	40
Total	$11,410	$1,080

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms.  The following table summarizes the Company’s TDR’s by class, modification type and performance as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Performing to Modified Terms
	(In thousands)
Commercial:
Extended maturity	$18	$—	$18	$—
Multiple modifications	—	400	400	17
Construction:
Extended maturity	—	—	—	63
Multiple modifications	—	—	—	1,851
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only	—	—	—	168
Other nonfarm/nonresidential
Extended maturity	—	—	—	3,084
Multiple modifications	—	—	—	787
Residential:
Secured by first liens
Interest rate reduction	—	—	—	314
Extended maturity	63	—	63	1,714
Multiple modifications	124	—	124	1,006
Home equity
Multiple modifications	—	—	—	615
Total	$205	$400	$605	$9,619

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

December 31, 2015:

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
Residential:
Secured by first liens
Interest rate reduction	—	—	—	316
Extended maturity	—	64	64	1,902
Multiple modifications	—	615	615	601
Home equity
Multiple modifications	—	—	—	622
Total	$—	$1,569	$1,569	$9,841

There were two troubled debt restructurings totaling $240,000 that defaulted within 12 months of modification during the first quarter of 2016.  There were no troubled debt restructurings that defaulted within 12 months of modification during the first quarter of 2015.  TDRs that defaulted in 2016 within 12 months of modification did not impact  the allowance for loan losses.

During the quarters ended March 31, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarters ended March 31, 2016 and 2015 and their performance, by modification type:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
March 31, 2016:
Residential real estate:
Secured by first liens:
Multiple modifications	2	$521	$533	$533	$—

March 31, 2015:
Commercial:
Multiple modifications	1	$53	$53	$53	$—

Loans modified as TDRs during the quarters ended March 31, 2016 and 2015 did not impact the allowance for loan losses.

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

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans.  The risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2016 and December 31, 2015 is as follows:

March 31, 2016:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$6,542	$3,439	$174,221	$184,202
Construction	4,075	1,914	82,588	88,577
Commercial real estate:
Owner occupied nonfarm/residential	5,202	3,259	165,302	173,763
Other nonfarm/residential	15,134	11,453	173,642	200,229
Residential real estate:
Secured by first liens	18,050	4,533	283,442	306,025
Home equity	535	1,055	72,777	74,367
Consumer	3	25	20,317	20,345
Total	$49,541	$25,678	$972,289	$1,047,508

December 31, 2015:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$7,318	$4,076	$168,359	$179,753
Construction	4,270	3,490	82,073	89,833
Commercial real estate:
Owner occupied nonfarm/residential	3,184	3,042	151,427	157,653
Other nonfarm/residential	13,434	13,460	164,122	191,016
Residential real estate:
Secured by first liens	19,005	7,238	275,354	301,597
Home equity	441	1,920	73,924	76,285
Consumer	28	36	20,113	20,177
Total	$47,680	$33,262	$935,372	$1,016,314

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.   Foreclosed and Repossessed Assets

The following table presents the major categories of foreclosed and repossessed assets Foreclosed and repossessed asset activity was as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Construction	$1,841	$1,917
Commercial real estate:
Owner occupied nonfarm/residential	702	791
Other nonfarm/residential	1,746	5,648
Residential real estate:
Secured by first liens	1,871	1,529
Consumer	68	67
	$6,228	$9,952

Foreclosed and repossessed asset activity was as follows for the three months ended March 31, 2016 and 2015:

	2016	2015
	(In thousands)
Balance as of January 1	$9,952	$4,431
Loans transferred to foreclosed and repossessed assets	649	9,486
Foreclosed and repossessed assets acquired from First Financial Service Corporation	—	3,228
Direct write-downs	(177)	(63)
Sales	(4,196)	(1,264)
Balance as of March 31	$6,228	$15,818

Expenses for the three months ended March 31, 2016 and 2015 related to foreclosed and repossessed assets include:

	2016	2015
	(In thousands)
Net (gain)loss on sales	$(144)	$11
Direct write-downs	177	63
Operating expenses, net of rental income	(143)	270
	$(110)	$344

The Company was in process of foreclosure of residential real estate loans with outstanding balances of $1.5 million and $1.7 million as March 31, 2016 and December 31, 2015, respectively.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.   Deposits

Deposits at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Demand (NOW)	$307,279	$312,149
Money market accounts	209,517	212,233
Savings	143,319	137,765
Time deposits $250,000 and over	41,326	42,291
Time deposits less than $250,000	253,005	270,887

Total interest bearing deposits	954,446	975,325

Total non-interest bearing deposits	283,518	286,739

Total deposits	$1,237,964	$1,262,064

7.   Earnings (Loss) Per Common Share

Earnings (loss) per share were computed as follows:

	Three months ended March 31,
	2016	2015
	(In thousands, except share and per share amounts)
Basic:
Net income (loss)	$3,695	$(936)
Preferred stock dividends	—	(110)
Net income (loss) available (attributable) to common shareholders	$3,695	$(1,046)

Average shares outstanding	5,449,364	5,374,819

Net income (loss) per common share, basic	$0.68	$(0.19)

Diluted:
Net income (loss) available (attributable) to common shareholders	$3,695	$(1,046)
Average shares:
Common shares outstanding for basic	5,449,364	5,374,819
Add: Dilutive effects of outstanding stock options	23,154	—
Add: Dilutive effects of outstanding stock awards	75,692	—
Average dilutive potential common shares	5,548,210	5,374,819
Net income (loss) per common share, diluted	$0.67	$(0.19)

Stock options for 0 and 122,500 shares of common stock were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2016 and 2015, respectively, because their effect was antidilutive.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.   Earnings (Loss) Per Common Share (Continued)

Restricted stock units of 0 and 77,675 common shares were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2016 and 2015 because their effect was antidilutive.

8.   Stock-Based Compensation Plans

The Company has three share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $659,000 and $202,000 for three months ended March 31, 2016 and 2015.  The total income tax benefit was $231,000 and $71,000 for the respective periods.

Stock Options:  The Company’s stock option plan provides for the granting of both incentive and nonqualified stock options and other share based awards, including restricted stock and deferred stock units, for up to 500,000 shares of common stock at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  As of March 31, 2016, the plan allows for additional option and share-based award grants of up to 339,000 shares.

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

A summary of the activity in the stock option plan for 2016 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except exercise prices)
Outstanding at beginning of year	76	$22.20
Granted	—	—
Exercised	(5)	21.93
Forfeited	—	—
Expired	—	—
Outstanding at end of period	71	$22.21	0.8	$651
Vested and expected to vest	71	$22.21	0.8	$651
Exercisable at end of period	71	$22.21	0.8	$651

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.   Stock-Based Compensation Plans (Continued)

For the three months ended March 31, 2016 no options were granted while 4,500 stock options were exercised.  The Company received proceeds of $32,000 for the exercise of 1,500 stock options while the remainder were exercised using the cashless option, with the Company issuing net shares to option holders.  The intrinsic value of stock options exercised during 2016 was $45,000.    As of March 31, 2016, all outstanding stock options had vested and there was no remaining compensation cost to be recognized.

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

As of March 31, 2016, there were no outstanding units granted under the Plan.  There were no units outstanding during the periods ended March 31, 2016 and 2015.  There were no modifications or cash paid to settle performance unit awards during the three month periods ending March 31, 2016 and 2015.

Restricted Stock Units:  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the units was determined using the market value of the Company’s stock on the grant date.  The restricted stock units have vesting periods ranging from one to five years from the anniversary of the grant date.

A summary of changes in the Company’s nonvested restricted stock units for the year follows:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Nonvested at beginning of year	191	$27.31
Granted	8	33.52
Vested	(23)	25.96
Forfeited	—	—
Nonvested at March 31, 2016	176	$27.78

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.   Stock-Based Compensation Plans (Continued)

As of March 31, 2016, there was $3.3 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.8 years.  The fair value of units vested during the three months ended March 31, 2016 and 2015 was $747,000 and $536,000.  There were no modifications or cash paid to settle restricted stock units during the three month periods ended March 31, 2016 and 2015.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2016):
Available for sale securities:
State and municipal	$125,765	$—	$125,765	$—
U.S. Government sponsored entities and agencies	22,392	—	22,392	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	199,658	—	199,658	—
Mutual Funds	253	—	253	—
Total available for sale securities	$348,068	$—	$348,068	$—

Assets (December 31, 2015):
Available for sale securities:
State and municipal	$123,492	$—	$123,492	$—
U.S. Government sponsored entities and agencies	31,463	—	31,463	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	220,331	—	220,331	—
Corporates	3,437	—	3,437	—
Mutual Funds	255	—	255	—
Total available for sale securities	$378,978	$—	$378,978	$—

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (March 31, 2016):
Impaired loans:
Commercial	$64	$—	$—	$64
Commercial real estate:
Owner occupied nonfarm/nonresidential	248	—	—	248
Residential real estate:
Secured by first liens	1,059	—	—	1,059

Foreclosed and repossessed assets:
Commercial real estate:
Owner occupied nonfarm/nonresidential	500	—	—	500
Residential real estate:
Secured by first liens	90	—	—	90

Assets (December 31, 2015):
Impaired loans:
Commercial	$560	$—	$—	$560
Residential real estate:
Secured by first liens	1,610	—	—	1,610

Foreclosed and repossessed assets:
Commercial real estate:
Owner occupied nonfarm/nonresidential	119	—	—	119

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans.  The Company’s collateral dependent impaired loans had a carrying value of $1.7 million as of March 31, 2016 with a valuation allowance of $375,000, resulting in provision for loan losses of $53,000 for the three months ended March 31, 2016.  The Company recorded $27,000 in provision for loan losses for collateral-dependent impaired loans for the three months ended March 31, 2015.  Impaired loans totaled $9.8 million as of December 31, 2015, which included collateral dependent loans with a carrying value of $3.0 million and a valuation allowance of $782,000.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three months ended March 31, 2016 and 2015, the Company recognized $177,000 and $63,000 of charges to write down foreclosed and repossessed assets to their fair value.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
March 31, 2016:
Impaired Loans:
Commercial	$64	Sales comparison approach	Adjustments for differences between comparable sales	28%
Commercial real estate	248	Sales comparison approach	Adjustments for differences between comparable sales	40%
Residential real estate	1,059	Sales comparison approach	Adjustments for differences between comparable sales	19%-37% (30%)

Foreclosed and repossessed assets:
Commercial real estate	500	Sales comparison approach	Adjustments for differences between comparable sales	17%
Residential real estate	90	Sales comparison approach	Adjustments for differences between comparable sales	11%

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
December 31, 2015:
Impaired Loans:
Commercial	$560	Sales comparison approach	Adjustments for differences between comparable sales	28%-81% (72%)
Residential real estate	1,610	Sales comparison approach	Adjustments for differences between comparable sales	19%-37% (30%)

Foreclosed and repossessed assets:
Commercial real estate	$119	Sales comparison approach	Adjustments for differences between comparable sales	33%

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments, not previously presented, at March 31, 2016 and December 31, 2015 were as follows:

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2016:
Financial assets:
Cash and due from financial institutions	$24,439	$24,439	$—	$—	$24,439
Interest-bearing deposits in other financial institutions	20,726	20,726	—	—	20,726
Loans held for sale	234	—	242	—	242
Loans, net	1,041,508	—	—	1,055,946	1,055,946
Accrued interest receivable	5,124	20	1,840	3,264	5,124
Federal Home Loan Bank and Federal Reserve Stock	3,882	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	1,237,964	—	1,237,889	—	1,237,889
Short-term borrowings	73,410	—	74,015	—	74,015
Other borrowings	97,551	—	40,168	50,766	90,934
Accrued interest payable	840	—	288	552	840

December 31, 2015:
Financial assets:
Cash and due from financial institutions	$30,425	$30,425	$—	$—	$30,425
Interest-bearing deposits in other financial institutions	13,365	13,365	—	—	13,365
Loans held for sale	1,015	—	1,038	—	1,038
Loans, net	1,009,463	—	—	1,023,175	1,023,175
Accrued interest receivable	5,328	17	1,879	3,432	5,328
Federal Home Loan Bank and Federal Reserve Stock	3,890	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	1,262,064	—	1,261,084	—	1,261,084
Short-term borrowings	48,785	—	48,776	—	48,776
Other borrowings	108,347	—	51,269	50,472	101,741
Accrued interest payable	451	—	366	85	451

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

(f) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2, or Level 3 classification depending upon the classification of the associated asset or liability.

(g) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

10.  Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the three month periods ended March 31, 2016 and 2015:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
March 31, 2016:
Balance, beginning of period	$2,589	$(500)	$2,089
Other comprehensive income (loss) before reclassifications	2,305	(21)	2,284
Amounts reclassified from accumulated other comprehensive income (loss)	(193)	3	(190)
Balance, end of period	$4,701	$(518)	$4,183

March 31, 2015:
Balance, beginning of period	$2,280	$(471)	$1,809
Other comprehensive income before reclassifications	2,006	4	2,010
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	3	(31)
Balance, end of period	$4,252	$(464)	$3,788

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated Other Comprehensive Income (Loss) (Continued)

The following is a detail of amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ending March 31, 2016 and 2015:

March 31, 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(297)	Net gain on sales of available-for-sale securities
	104	Income tax expense
	$(193)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$5	Salaries and employee benefits
	(2)	Income tax expense
	$3	Net of tax

Total reclassifications for the period	$(190)	Net of tax

March 31, 2015

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(51)	Net gain on sales of available-for-sale securities
	17	Income tax expense
	$(34)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	$4	Salaries and employee benefits
	(1)	Income tax expense
	$3	Net of tax

Total reclassifications for the period	$(31)	Net of tax

11.  Subsequent Event — Merger Agreement

On May 3, 2016, the Company entered into a definitive agreement and plan of merger with WesBanco, Inc. (“WesBanco”) providing for the merger of the Company with and into WesBanco.  The merger agreement provides that Company shareholders will receive 0.964 of a share of WesBanco common stock plus $7.70 in cash for each share of Company common stock they own on the date the merger becomes effective.  The merger is expected to be completed in the third or fourth quarter of 2016.  Consummation of the merger is subject to approval of the merger agreement by the Company’s shareholders, receipt of required regulatory approvals, the aggregate amount of certain Company loans not exceeding an agreed upon amount, and other customary conditions.

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

Financial Condition

Total assets as of March 31, 2016 remained flat at $1.6 billion compared to December 31, 2015 while the asset mix shifted during the period as net loans increased by $31.9 million while securities available for sale decreased by $30.9 million.  Also during the period, the Company’s foreclosed and repossessed assets decreased to $6.2 million as of March 31, 2016 from $10.0 million as of December 31, 2015.  Total liabilities decreased by $11.4 million as the increase in short-term borrowings of $24.6 million was offset by decreases in total deposits of $24.1 million and other borrowings of $10.8 million.

Net loans increased by $31.9 million to $1.0 billion as of March 31, 2016 with the majority of the increase in commercial real estate.  During 2015 and extending into 2016, the Company has focused its efforts on growing the loan portfolio through the addition of experienced business service lenders in the markets in which it operates.  To continue to increase net interest income and offset margin pressure, management has focused on reducing the securities portfolio and shifting to higher yielding commercial loans.

Securities available for sale decreased by $30.9 million to $348.1 million as of March 31, 2016 from $379.0 million at December 31, 2015 primarily due to sales of $23.7 million and maturities, prepayments and calls of $13.1 million, offset by purchases of $2.7 million.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits decreased by $24.1 million to $1.2 billion as of March 31, 2016 from $1.3 billion as of December 31, 2015.  The decrease is attributable to seasonal fluctuation in some of the Company’s municipal deposit relationships as tax receipts increase the balance in those accounts during the fourth quarter and are distributed in the first quarter.

Net Income (Loss) Available (Attributable) to Common Shareholders.  Net income available to common shareholders was $3.7 million for the three months ended March 31, 2016 as compared to a net loss attributable to common shareholders of $1.0 million for the same period in 2015.  Basic and diluted earnings per common share were $0.68 and $0.67 for the first quarter of 2016 as compared to basic and diluted loss per common share of $0.19 for 2015.  The increase in net income available to common shareholders was attributable to substantial merger and integration expenses related to the acquisition of First Financial Service Corporation (“FFKY”) during the first quarter of 2015 that were not repeated in 2016.  The annualized return on average assets and average shareholders’ equity were 0.95% and 11.34% for the three months ended March 31, 2016, respectively, compared to -0.23% and -2.57% for the equivalent period in 2015.

Net interest income.  Net interest income decreased to $13.0 million for the three months ended March 31, 2016 from $13.5 million in 2015 while the net interest margin on a fully taxable equivalent basis increased to 3.91% from 3.87% over the same periods.  The increase in net interest margin was due to a shift in asset mix from lower yielding taxable investments to higher yielding loans, offset by an increase in the average cost of other borrowings.  The average balance of taxable securities decreased to $244.7 million for the first three months of 2016 as compared to $318.7 million in 2015 while the average balance of loans increased to $1.0 billion from $993.5 million over the same periods.  For the three months ended March 31, 2016, the average yield of taxable securities was 1.90% as compared to 4.89% for loans.  Also impacting the average yield on loans was accretion income of $417,000 in 2016 as compared to $601,000 in 2015.  The average balance of interest-bearing liabilities decreased to $1.1 billion for the three months ended March 31, 2016 from $1.2 billion in 2015 while the average cost increased to 0.58% from 0.43% over the respective periods.  The increase was due to the issuance of $25.0 million of subordinated debt by YCB during the fourth quarter of 2015 which currently has a fixed rate of 6.25%.

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

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$12,327	$38	1.24%	$63,092	$56	0.36%
Taxable securities	244,685	1,153	1.90	318,695	1,340	1.70
Tax-exempt securities	118,927	1,579	5.34	83,217	1,125	5.49
Total loans and fees (1) (2) (3)	1,037,140	12,600	4.89	993,536	12,620	5.15
Federal Home Loan Bank and Federal Reserve stock	3,886	49	5.07	6,484	95	5.94
Total earning assets	1,416,965	15,419	4.38	1,465,024	15,236	4.22

Less: Allowance for loan losses	(6,318)			(6,838)
Non-earning assets:
Cash and due from financial institutions	27,396			38,987
Premises and equipment, net	33,078			38,136
Other assets	90,794			124,855
Total assets	$1,561,915			$1,660,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and other	$653,364	$266	0.16%	$697,094	$265	0.15%
Time deposits	307,936	294	0.38	377,230	309	0.33
Short-term borrowings	62,788	67	0.43	38,253	22	0.23
Other borrowings	111,685	1,018	3.67	87,999	676	3.12
Total interest-bearing liabilities	1,135,773	1,645	0.58	1,200,576	1,272	0.43

Non-interest bearing liabilities:
Non-interest bearing deposits	283,859			279,879
Accrued interest payable and other liabilities	11,288			12,026
Stockholders’ equity	130,995			167,683
Total liabilities and shareholders’ equity	$1,561,915			$1,660,164

Net interest income (taxable equivalent basis)		$13,774			$13,964
Less: taxable equivalent adjustment		(778)			(480)
Net interest income		$12,996			$13,484
Net interest spread			3.80%			3.79%
Net interest margin			3.91			3.87

(1)                The amount of direct loan origination cost (income) included in interest on loans was $(2) and $21 for the three months ended March 31, 2016 and 2015.

(2)                Calculations include non-accruing loans in the average loan amounts outstanding.

(3)                The amount of accretion recorded for acquired loans included in interest income was $417 and $601 for the three months ended March 31, 2016 and 2015.

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

	Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate
	(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$(18)	$(72)	$54
Taxable securities	(187)	(336)	149
Tax-exempt securities	454	474	(20)
Total loans and fees	(20)	542	(562)
Federal Home Loan Bank and Federal Reserve stock	(46)	(34)	(12)
Total increase (decrease) in interest income	183	574	(391)

Interest expense:
Savings and other	1	(17)	18
Time deposits	(15)	(62)	47
Short-term borrowings	45	19	26
Other borrowings	342	202	140
Total increase (decrease) in interest expense	373	142	231
Increase (decrease) in net interest income	$(190)	$432	$(622)

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

Summary of Loan Loss Experience:

	Three Months Ended March 31,
Activity for the period ended:	2016	2015
	(In thousands)
Beginning balance	$6,851	$6,465
Charge-offs:
Residential real estate	(81)	(133)
Commercial real estate	—	(2)
Construction	—	—
Commercial	(578)	(124)
Home equity	—	(14)
Consumer	(191)	(73)
Total	(850)	(346)

Recoveries:
Residential real estate	60	5
Commercial real estate	46	788
Construction	1	—
Commercial	34	19
Home equity	10	21
Consumer	36	62
Total	187	895
Net loan (charge-offs) recoveries	(663)	549

Provision	—	106

Ending balance	$6,188	$7,120

The Company did not record a provision for loan losses during the first three months of 2016 compared to $106,000 for 2015 while net loan charge-offs increased to $663,000 from net recoveries of $549,000 over the same periods.  The Company continues to see continued improvement in credit quality as non-performing loans decreased to $2.6 million as of March 31, 2016 from $4.1 million at December 31, 2015 while classified loans decreased to $25.7 million from $33.3 million over the respective periods.  Additionally, loans individually evaluated for impairment declined to $8.4 million as of March 31, 2016 from $9.8 million at December 31, 2015 while loans with acquired deteriorated credit decreased to $32.2 million from $33.9 million, respectively.

The Company did not record a provision for loan losses in the first quarter of 2016 due to the improving credit trends noted above as well as reductions in the allocation for loans collectively evaluated for impairment.  The Company applies an allocation for loans collectively evaluated for impairment based on an average of the previous 12 quarters net charge-off rate, adjusted for certain qualitative factors by call report code.  Due to the Company’s improving credit quality and reduction in net charge-offs, the rate applied has decreased substantially.  The reduction in the rate applied to loans collectively for impairment has been partially offset by an increase in the balance of loans.  Also, during the first quarter of 2016, the Company did not identify any significant new impaired credits or substantially increase its exposure on any previously identified impaired credits.

Federal regulations require insured institutions to classify their assets on a regular basis.  The regulations provide for three categories of classified loans:  substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  The Company continues to closely monitor its loan portfolio to identify any additional problem credits, deterioration in underlying collateral values, and credits requiring further downgrades in accordance with the Company’s internal policies.  As of March 31, 2016, management believes it has provided for probable incurred losses within the loan portfolio based on information currently available to the Company.

Asset Quality.  Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  TDRs totaled $10.2 million and $11.4 million at March 31, 2016 and December 31, 2015, respectively, while $400,000 and $1.6 million were included in the Company’s non-accrual loans as of the same dates.

The Company’s non-performing assets as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)

Loans on non-accrual status	$2,572	$4,013
Loans past due over 90 days still on accrual	—	89
Total non-performing loans	2,572	4,102
Foreclosed and repossessed assets	6,228	9,952
Total non-performing assets	$8,800	$14,054

Non-performing loans to total loans	0.25%	0.40%
Non-performing assets to total loans	0.84	1.38
Allowance as a percent of non-performing loans	240.59	170.72
Allowance as a percent of total loans	0.59	0.67

Non-interest income.  Non-interest income increased to $2.6 million for the three months ended March 31, 2016 from $2.4 million for the equivalent period in 2015 as increases in net gains on sales of available for sale securities and interchange income were partially offset by an increase in impairment on tax credit investments.  During the first quarter of 2016, the Company sold $23.7 million of securities, realizing a net gain on sale of $297,000 as compared to net gains of $51,000 in 2015.  The Company sold the securities to fund the increase in the loan portfolio and offset reductions in deposits.  Interchange income increased to $572,000 for the three months ended March 31, 2016 from $444,000 for the same period in 2015.  The increase was due in part to a reduction in fees associated with processing debit card transactions as well as an increase in interchange revenue.  The Company recognized amortization of its tax credit investments of $350,000 in the first quarter of 2016 as compared to $86,000 in 2015.  The increase was recorded primarily on low income housing investments acquired from FFKY which generate tax credits of $876,000 annually through 2020 and expire in 2021 during which $107,000 of credits will be generated.  The Company has a remaining investment in low income housing acquired from FFKY of $6.1 million at March 31, 2016 which will be amortized over the remainder of the period in which tax credits are generated.

Non-interest expense.  Non-interest expense decreased to $11.2 million for the three months ended March 31, 2016 from $17.9 million due to merger and integration charges incurred during the first quarter of 2015 associated with the acquisition of FFKY.  Salaries and employee benefits decreased to $6.0 million from $9.1 million due to $2.1 million of employee termination-related expenses during 2015 that were not repeated in 2016 including change in control payments, severance, retention bonuses and salaries for former FFKY personnel on the data conversion team.  The decrease in employee termination expenses was partially offset by an increase in stock based compensation of $457,000.  Occupancy expense declined to $1.2 million in 2016 from $1.6 million in 2015 as the Company incurred $308,000 of merger and integration charges associated with the acquisition of FFKY in 2015.  Data processing expense was $1.1 million for the first three months of 2016 as compared to $1.8 million due primarily to $631,000 of contract cancellation fees incurred during 2015.  Legal and professional fees decreased to $623,000 from $1.6 million as the Company incurred expense associated with the FFKY acquisition in 2015 for valuation services, legal fees to effect the acquisition, and fees for investment banking services.  Foreclosed assets, net were $(110,000) in 2016 as compared to $344,000 in 2015 as the Company recognized higher rental income on commercial real estate properties during 2016.  Other expenses declined by $814,000 to $1.2 million due to reductions in postage and charitable contributions.

Income tax expense.  Income tax expense was $629,000 for the three months ended March 31, 2016 as compared to an income tax benefit of $1.2 million in 2015 while the effective tax rate for the respective periods were 14.5% and -56.2%.  The increase in income tax expense and effective tax rate from 2015 to 2016 was attributable to merger and integration expenses incurred during the first quarter of 2015 associated with the acquisition of FFKY which were not repeated in 2016.  Due to the merger and integration charges, the Company had a loss before income taxes in 2015 of $2.1 million as compared to income before income taxes of $4.3 million in 2016.

Liquidity and Capital Resources Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2016, we had cash and interest-bearing deposits with banks of $45.2 million and unpledged securities available-for-sale with a fair value of $137.8 million.  If we require funds beyond the funds we are able to generate internally, we have $36.6 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings and unused federal funds lines of credit with various nonaffiliated financial institutions of $18.5 million.  Management believes the Company’s liquidity sources are adequate to meet its operational needs.

The Company is subject to various regulatory capital requirements administered by federal banking agencies.  At March 31, 2016, the Company and its subsidiaries exceed the regulatory minimums and met the regulatory definition of well-capitalized based on the most recent regulatory definition as detailed below:

March 31, 2016:

	Tier 1 Capital to Total Average Assets	Common Equity Tier 1 Capital to Risk-Adjusted Total Assets	Tier 1 Capital to Risk- Adjusted Total Assets	Total Capital to Risk- Adjusted Total Asset
Consolidated	9.5%	9.7%	12.2%	14.8%
Your Community Bank	9.7%	12.3%	12.3%	14.9%

Minimum for banks to be well capitalized under regulatory capital requirements:	5.0%	6.5%	8.0%	10.0%

December 31, 2015:

	Tier 1 Capital to Total Average Assets	Common Equity Tier 1 Capital to Risk-Adjusted Total Assets	Tier 1 Capital to Risk- Adjusted Total Assets	Total Capital to Risk- Adjusted Total Asset
Consolidated	9.2%	9.7%	12.0%	14.7%
Your Community Bank	9.7%	12.4%	12.4%	15.0%

Minimum for banks to be well capitalized under regulatory capital requirements:	5.0%	6.5%	8.0%	10.0%

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. The Basel III regulatory capital reforms became effective for the Company and YCB on January 1, 2015, and include new minimum risk-based capital and leverage ratios.  These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and YCB opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5%, to be phased in over three years, above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%.  The phase-in of the capital conservation buffer requirement begins in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Off Balance Sheet Arrangements and Contractual Obligations

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at March 31, 2016:

(In thousands)
Commitments to make loans	$18,413
Unused lines of credit	214,299
Standby letters of credit	3,720
Total	$236,432

Aggregate Contractual Obligations

As of March 31, 2016: (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$294,331	$174,175	$76,251	$37,110	$6,795
Short-term borrowings	73,410	73,410	—	—	—
Other borrowings	97,551	22,257	15,317	2,000	57,977
Defined benefit plan	1,038	361	196	98	383
Lease commitments	7,848	1,252	1,904	1,554	3,138
Total	$474,178	$271,455	$93,668	$40,762	$68,293

Time deposits represent certificates of deposit issued by the Company.

Short-term borrowings consist of repurchase agreements of $46.9 million, federal funds purchased of $26.5 million, and note payable of $30,000.  The note payable represents amounts due for the participation in construction of a low income housing development project and is payable on demand.

Other borrowings consist of FHLB advances of $31.8 million, subordinated debentures of $57.8 million, and a term loan of $8.0 million.  FHLB advances represent the amounts that are due from the FHLB and consist of fixed rate advances.  Subordinated debentures represent the scheduled maturities of subordinated debentures issued to trusts formed by the Company in connection with the issuance of trust preferred securities. The term loan represents the scheduled maturities of holding company debt.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2015 and March 31, 2016 within the model to estimate their combined effects on net interest income over a one-year horizon.  A majority of our loans are indexed to the prime, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of March 31, 2016 our net interest income would decrease by an estimated 1.2%, or $625,000, over the one year forecast horizon.  As of December 31, 2015, in the Up 200 Scenario we estimated that net interest income would decrease $467,000, over a one year forecast horizon ending December 31, 2016.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of March 31, 2016 and December 31, 2015, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of March 31, 2016 and ending on March 31, 2017:

	Interest Rate Sensitivity as of March 31, 2016
	Base	Gradual Increase in Rates of 200 Basis Points

Projected interest income:
Loans	$49,308	$51,682
Investments	8,461	8,661
FHLB and FRB stock	165	165
Interest-bearing deposits in other financial institutions	95	287
Total interest Income	58,029	60,795

Projected interest expense:
Deposits	2,213	4,539
Short-term borrowings	379	1,169
Other borrowings	4,152	4,427
Total interest expense	6,744	10,135
Net interest income	$51,285	$50,660

Change from base		(625)
Percent change from base		(1.2)%

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of December 31, 2015 and ending December 31, 2016:

	Interest Rate Sensitivity as of December 31, 2015
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

Changes in Internal Control over Financial Reporting

There was no change in YCBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, YCBI’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase its common shares during the three months ended March 31, 2016.

Item 5.  Other Information

Amendments to Employment Agreements

In connection with the execution of the Agreement and Plan of Merger between the Company and WesBanco, Inc. on May 3, 2016, the Company, WesBanco and their respective subsidiary banks entered into amendments to the employment agreements of President and Chief Executive Officer James D. Rickard, Executive Vice President and Chief Financial Officer Paul A. Chrisco, and Executive Vice President and Chief Credit Officer Michael K. Bauer.  The amendments are subject to, and will take effect upon, the consummation of the Company’s merger with and into WesBanco.

Title, Term and Salary after the Merger.  These provisions of the amendments are summarized in the chart below:

Name	Title	Term	Base Salary

James D. Rickard	Market President of the Business Line	Two years from the merger date	$230,000

Paul A. Chrisco	Senior Vice President and Business Line Chief Financial Officer	Two years from the merger date	$209,000

Michael K. Bauer	Senior Vice President & Senior Credit Officer of the Business Line	Three years from the merger date	$170,000

Payments upon Consummation of the Merger.  Mr. Rickard, Mr. Chrisco and Mr. Bauer would be entitled to receive the following compensation payments upon consummation of the Merger:

Mr. Rickard

•      WesBanco would pay Mr. Rickard $1,395,000 in a single cash payment on the merger date.

•      Except for his RSUs scheduled to vest on December 15, 2016, all of Mr. Rickard’s Restricted Stock Units would vest and be converted into the shares and cash consideration to be paid in the Merger; and

•      Mr. Rickard’s deferred compensation agreement would be amended to provide that no contributions would be made by his employer from and after the merger date.

Mr. Chrisco

•      Wesbanco would pay Mr. Chrisco $137,402 in a single cash payment on the merger date.

•      Wesbanco would pay Mr. Chrisco $250,000 in a single cash payment as consideration for the restrictive covenants provided in the amendment to his employment agreement subject to clawback for violating those covenants.

•      Except for his RSUs scheduled to vest on December 16, 2016 and January 14, 2017, all of his non-vested RSUs would vest and be converted into the shares and cash consideration to be paid in the Merger.

•      Wesbanco would pay Mr. Chrisco $9,370 per month for 24 months as a retention payment to encourage him to remain an employee for the amended term of the employment agreement as amended.  No payment would be made after termination of employment during the term of the employment agreement, and the aggregate amount of retention payments is subject to repayment if termination is for cause.

Mr. Bauer

•      Wesbanco will pay Mr. Bauer $653,570 in a single cash payment on the merger date.

•      All of his non-vested RSUs would vest and be converted into the shares and cash consideration to be paid in the Merger.

Effective on the merger date, the amendments would modify change the severance arrangements with each of Mr. Rickard, Mr. Chrisco and Mr. Bauer.  Mr. Rickard and Mr. Chrisco would be entitled to receive a cash severance amount equal to the base salary which he would have earned over the shorter of one year or the then remaining term of the amended agreement, payable in equal monthly installments beginning with the first business day of the month following the date of termination.  Mr. Bauer would be entitled to receive a cash severance amount equal in aggregate to the base salary which he would have earned over the shortest of one year, twenty-four months, or the then remaining period of time between the merger date and the second anniversary of the merger date.

The amendments for each of Mr. Rickard, Mr. Chrisco and Mr. Bauer provide for the elimination of change in control provisions, such that no change of control payments will be provided for after the merger date.  In addition, the amendment for each executive provides for him (or his spouse in the event of his death) to receive health and welfare benefits for a certain period following termination of employment.

Other Terms.

The amendments also provide for the renewal and restatement of the restrictive covenants contained in the Executive’s previous employment agreements.

In addition to the salary provided in the table above, Mr. Bauer will be compensated through participation in Wesbanco’s annual incentive plan at a guaranteed annual bonus of no less than 15% of Mr. Bauer’s base salary for each bonus year during the term of the Agreement, and through a grant of 3,500 shares of restricted stock under and in accordance with the terms and conditions of the Wesbanco Incentive Bonus Stock Restricted Stock Plan.

Amendments to Restricted Stock Unit Award Agreements.

On November 30, 2015, the Company entered into amendments to the Restricted Stock Unit Award Agreements with James D. Rickard and Paul A. Chrisco to provide that any unvested restricted stock units awarded to them would become fully vested in the event of the named executive officer’s death, disability or a Change in Control of the Company.

In connection with the execution of the Merger Agreement, the Company entered into amendments to certain of the Award Agreements with Mr. Rickard and Mr. Chrisco to revoke the November 30, 2015 amendment and the acceleration of the original vesting dates with respect to the following RSU awards:

Executive	Number of RSUs	Vesting Date

James D. Rickard	2,000	December 15, 2016

Paul A. Chrisco	2,000	December 15, 2016
	408	January 14, 2017

The foregoing summary of the amendments to the employment agreements and the restricted stock unit award agreements in this Item 5 is not complete and is qualified in its entirety by reference to the complete text of the amendments, which are filed as exhibits to this report.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

YOUR COMMUNITY BANKSHARES, INC.
(Registrant)

Dated:	May 10, 2016	BY:	/s/ James D. Rickard
James D. Rickard
President and
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2016	BY:	/s/ Paul. A. Chrisco
Paul A. Chrisco
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

YOUR COMMUNITY BANKSHARES, INC.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated May 3, 2016 by and between Wesbanco, Inc., Wesbanco Bank, Inc., Your Community Bankshares, Inc. and Your Community Bank (incorporated by reference to Form 8-K of Wesbanco, Inc. dated May 3, 2016).

10.1	Amendment to Employment Agreement by and between James D. Rickard, Your Community Bankshares, Inc., Your Community Bank, Wesbanco, Inc., and Wesbanco Bank, Inc. dated May 3, 2016

10.2	Amendment to Employment Agreement by and between Paul A. Chrisco, Your Community Bankshares, Inc., Your Community Bank, Wesbanco, Inc., and Wesbanco Bank, Inc. dated May 3, 2016

10.3	Amendment to Employment Agreement by and between Michael K. Bauer, Your Community Bankshares, Inc., Your Community Bank, Wesbanco, Inc., and Wesbanco Bank, Inc. dated May 3, 2016

10.4	Your Community Bankshares, Inc. Restricted Stock Units Agreement Modification by and between James Rickard and Your Community Bankshares, Inc. dated May 2, 2016

10.5	Your Community Bankshares, Inc. Restricted Stock Units Agreement Modification by and between Paul Chrisco and Your Community Bankshares, Inc. dated May 2, 2016

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Your Community Bankshares, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 10, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015 (iv) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015 and (vi) Notes to Consolidated Financial Statements Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of those sections, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.