Form 10-Q
period 2016-06-30
Your Community Bankshares, Inc.
filed 2016-08-09
CIK 933590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,503,438 shares of common stock were outstanding as of August 4, 2016.

YOUR COMMUNITY BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Cash and due from financial institutions	$44,417	$30,425
Interest-bearing deposits in other financial institutions	9,676	13,365
Securities available for sale	287,436	378,978
Loans held for sale	851	1,015
Loans, net of allowance for loan losses of $6,561 and $6,851	1,070,015	1,009,463
Federal Home Loan Bank and Federal Reserve stock	4,233	3,890
Accrued interest receivable	5,359	5,328
Premises and equipment, net	31,916	33,270
Company owned life insurance	32,931	33,127
Goodwill	4,945	4,945
Core deposit intangible	4,430	5,015
Foreclosed and repossessed assets	4,166	9,952
Other assets	23,953	27,242
Total Assets	$1,524,328	$1,556,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non interest-bearing	$303,039	$286,739
Interest-bearing	921,502	975,325
Total deposits	1,224,541	1,262,064
Short-term borrowings	44,507	48,785
Other borrowings	106,927	108,347
Accrued interest payable	437	451
Other liabilities	9,223	9,282
Total liabilities	1,385,635	1,428,929

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $0.10 par value per share; 10,000,000 shares authorized; 5,776,244 and 5,776,237 shares issued in 2016 and 2015, respectively; 5,492,470 and 5,429,766 outstanding in 2016 and 2015, respectively	578	578
Additional paid-in capital	91,773	90,869
Retained earnings	45,667	39,512
Accumulated other comprehensive income	5,555	2,089
Treasury stock, at cost (2016- 283,767 shares, 2015- 346,471 shares)	(4,880)	(5,962)
Total shareholders’ equity	138,693	127,086
Total Liabilities and Shareholders’ Equity	$1,524,328	$1,556,015

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Interest and dividend income
Loans, including fees	$12,639	$12,787	$25,012	$25,310
Taxable securities	911	1,320	2,064	2,660
Tax-exempt securities	1,018	881	2,045	1,624
Federal Home Loan Bank and Federal Reserve dividends	47	69	97	164
Interest-bearing deposits in other financial institutions	25	49	63	104
Interest and dividend income	14,640	15,106	29,281	29,862

Interest expense
Deposits	551	580	1,111	1,154
Short-term borrowings	66	23	133	45
Other borrowings	1,044	589	2,062	1,265
Interest expense	1,661	1,192	3,306	2,464
Net interest income	12,979	13,914	25,975	27,398

Provision for loan losses	405	2,155	405	2,261

Net interest income after provision for loan losses	12,574	11,759	25,570	25,137

Non-interest income
Service charges on deposit accounts	1,471	1,669	2,949	3,060
Commission income	45	50	91	97
Net gain on sales of available for sale securities	89	—	386	51
Mortgage banking income	121	74	199	191
Earnings on company owned life insurance	253	253	507	505
Gain recognition of life insurance benefit	621	—	621	—
Interchange income	710	476	1,282	920
Amortization of tax credit investments	(350)	(92)	(700)	(178)
Gain on branch divestiture	422	—	422	—
Other income	238	222	427	418
Non-interest income	3,620	2,652	6,184	5,064

Non-interest expense
Salaries and employee benefits	6,281	5,086	12,307	14,205
Occupancy	1,082	1,200	2,322	2,827
Equipment	480	472	992	1,053
Data processing	1,105	921	2,194	2,735
Marketing and advertising	183	142	328	352
Legal and professional service fees	977	853	1,600	2,411
FDIC insurance premiums	165	372	390	645
Foreclosed assets, net	210	(95)	100	249
Amortization of intangible assets	285	318	584	715
Other expense	1,339	1,206	2,526	3,207
Total non-interest expense	12,107	10,475	23,343	28,399
Income before income taxes	4,087	3,936	8,411	1,802

Income tax expense	318	371	947	(827)

Net income	3,769	3,565	7,464	2,629

Preferred stock dividend	—	(109)	—	(219)

Net income available to common shareholders	$3,769	$3,456	$7,464	$2,410

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Earnings per common share:
Basic	$0.69	$0.64	$1.37	$0.45
Diluted	$0.68	$0.64	$1.34	$0.44

Dividends per common share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$3,769	$3,565	$7,464	$2,629

Other comprehensive income (loss), net of tax
Unrealized gain on securities:
Unrealized gain (loss) arising during the period	2,260	(5,500)	5,805	(2,461)
Reclassification adjustment for gains included in net income	(89)	—	(386)	(51)
Tax effect	(800)	1,871	(1,936)	855
Net of tax	1,371	(3,629)	3,483	(1,657)

Defined benefit pension plans:
Net loss arising during the period	(4)	(18)	(35)	(11)
Reclassification adjustment for amortization of unrecognized loss included in net periodic pension cost	5	4	10	8
Tax effect	—	5	8	1
Net of tax	1	(9)	(17)	(2)

Total other comprehensive income (loss)	1,372	(3,638)	3,466	(1,659)

Comprehensive income (loss)	$5,141	$(73)	$10,930	$970

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2016	$578	$90,869	$39,512	$2,089	$(5,962)	$127,086
Net income	—	—	7,464	—	—	7,464
Other comprehensive income	—	—	—	3,466	—	3,466
Dividends declared on common stock ($0.24 per share)	—	—	(1,309)	—	—	(1,309)
Issuance of treasury stock under dividend reinvestment plan	—	49	—	—	50	99
Stock activity under incentive compensation plans	—	(351)	—	—	1,032	681
Stock award expense	—	1,206	—	—	—	1,206
Balance, June 30, 2016	$578	$91,773	$45,667	$5,555	$(4,880)	$138,693

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,464	$2,629
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	405	2,261
Depreciation	1,257	1,630
Net amortization of securities	865	1,002
Amortization and accretion of purchase accounting adjustments, net	(1,215)	(2,089)
Net gain on sales of available for sale securities	(386)	(51)
Mortgage loans originated for sale	(14,912)	(11,192)
Proceeds from mortgage loan sales	15,273	12,767
Net gain on sales of mortgage loans	(197)	(191)
Earnings on company owned life insurance	(507)	(505)
Gain on recognition of life insurance benefit	(621)	—
Stock award compensation expense	1,206	441
Amortization of tax credit investments	700	178
Net (gain) loss on disposition of premises and equipment	11	(171)
Net loss on disposition of foreclosed and repossessed assets	214	65
Gain on branch divestiture	(422)	—
Net change in:
Accrued interest receivable	(31)	(292)
Accrued interest payable	(12)	(360)
Other assets	799	(1,523)
Other liabilities	(79)	(4,841)
Net cash from operating activities	9,812	(242)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of First Financial Service Corporation, net	—	12,979
Net cash settlement for branch divestiture	(22,167)	—
Net change in interest-bearing deposits	3,689	38,422
Available for sale securities:
Sales	74,377	38,877
Purchases	(2,723)	(42,001)
Maturities, prepayments and calls	24,827	27,126
Loan originations and payments, net	(59,255)	(5,831)
Proceeds from the sale of foreclosed and repossessed assets	4,712	8,754
Purchases of premises and equipment	(384)	(930)
Proceeds from the sale of premises and equipment	242	191
Proceeds from life insurance benefit	1,324	—
Redemption of Federal Reserve and FHLB Stock	9	5,253
Purchase of Federal Reserve and FHLB stock	(352)	(16)
Net cash from investing activities	24,299	82,824
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(13,965)	(48,175)
Net change in short-term borrowings	(4,278)	(2,829)
Proceeds from issuance of other borrowings	335,000	—
Repayment of other borrowings	(336,216)	(10,846)
Taxes paid on stock award shares for employees	(117)	(111)
Proceeds from stock options exercised	666	573
Issuance costs paid for common shares issued	—	(1,263)
Redemption of acquired preferred shares and dividends	—	(2,445)
Cash dividends paid on preferred shares	—	(219)
Cash dividends paid on common shares	(1,209)	(1,192)
Net cash from financing activities	(20,119)	(66,507)
Net change in cash and due from financial institutions	13,992	16,075
Cash and due from financial institutions at beginning of period	30,425	12,872
Cash and due from financial institutions at end of period	$44,417	$28,947

PART I - FINANCIAL INFORMATION

YOUR COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Supplemental cash flow information:
Interest paid	$3,320	$1,919
Income taxes paid, net of refunds	—	—

Supplemental noncash disclosures:
Transfer from loans to foreclosed and repossessed assets	768	10,197
Issuance of treasury shares under dividend reinvestment plan	50	63
Issuance of treasury shares for net settlement of stock options	177	63
Sale and financing of foreclosed and repossessed assets	1,622	683
Issuance of common shares	—	25,031
Redemption of preferred shares and unpaid dividends of First Financial Service Corporation	—	18,043
Declared, unpaid dividends on preferred stock	—	110

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015.  All of these adjustments are of a normal, recurring nature.  Interim results are not necessarily indicative of results for a full year.

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.   Recent Accounting Pronouncements

FASB ASC 842 — In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting in largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is expected to have a material impact.

FASB ASC 326 — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326).  The provisions of ASU 2016-13 were issued to provide financial statement users with more information about the expected credit losses of loans held for investment and other financial instruments.  ASU 2016-13 eliminates the probable incurred loss recognition in current GAAP and will require us to estimate all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of financial instruments.  Additionally, for purchased financial assets with a more than insignificant amount of credit deterioration since origination that are measured at amortized cost (“PCD assets”), an initial allowance for credit losses will be established at the acquisition date with subsequent changes recognized through provision for loan losses.  ASU 2016-13 does not apply to available-for-sale securities (“AFS”).  For AFS securities, credit losses will be recognized through an allowance for credit losses rather than a direct write-down to the security.  The amendments in this updated become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is expected to have a material impact.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016:
Securities available for sale:
State and municipal	$118,029	$7,273	$(18)	$125,284
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	139,044	1,741	(125)	140,660
U.S. Government sponsored entities and agencies	20,771	470	—	21,241
Mutual funds	250	1	—	251
Total securities available for sale	$278,094	$9,485	$(143)	$287,436

December 31, 2015:
Securities available for sale:
State and municipal	$117,995	$5,553	$(56)	$123,492
Residential mortgage-backed agencies issued by U.S. Government sponsored entities	221,944	320	(1,933)	220,331
U.S. Government sponsored entities and agencies	31,472	145	(154)	31,463
Corporate	3,394	43	—	3,437
Mutual funds	250	5	—	255
Total securities available for sale	$375,055	$6,066	$(2,143)	$378,978

Sales of available for sale securities were as follows.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In thousands)
Proceeds	$50,685	$—	$74,377	$38,877
Gross gains	371	—	668	366
Gross losses	(282)	—	(282)	(315)

The tax provision applicable to these net realized gains amounted to $31,000 and $135,000 for the three and six months ended June 30, 2016, respectively, and $0 and $17,000 for the three and six months ended June 30, 2015, respectively.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   Securities (Continued)

The amortized cost and fair value of the contractual maturities of available for sale securities at June 30, 2016 were as follows.  Mortgage-backed agencies and mutual funds which do not have a single maturity date are shown separately.

	June 30, 2016
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$1,793	$1,818
One to five years	12,335	13,202
Five to ten years	43,144	45,663
Beyond ten years	81,528	85,842
Residential mortgage-backed securities issued by U.S. Government sponsored entities	139,044	140,660
Mutual funds	250	251
Total	$278,094	$287,436

Securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2016
State and municipal	$797	$(5)	$716	$(13)	$1,513	$(18)
Residential mortgage-backed securities issued by U.S. Government sponsored entities	3,881	(1)	15,410	(124)	19,291	(125)
Total temporarily impaired	$4,678	$(6)	$16,126	$(137)	$20,804	$(143)

December 31, 2015
State and municipal	$2,835	$(16)	$3,041	$(40)	$5,876	$(56)
Residential mortgaged-backed securities issued by U.S. Government sponsored agencies	114,227	(574)	45,516	(1,359)	159,743	(1,933)
U.S. Government sponsored entities and agencies	—	—	8,861	(154)	8,861	(154)
Total temporarily impaired	$117,062	$(590)	$57,418	$(1,553)	$174,480	$(2,143)

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

As of June 30, 2016, the Company’s security portfolio consisted of 346 securities, eight of which were in an unrealized loss position. The unrealized losses are related to the Company’s state and municipal and residential mortgage-backed securities issued by U.S. Government sponsored entities and agencies as discussed below.

State and Municipal

At June 30, 2016 the Company had approximately $1.5 million of state and municipal securities with a gross unrealized loss of $18,000.  Of the 273 state and municipal securities in the Company’s portfolio, 269 had an investment grade rating as of June 30, 2016 while four were not rated.  The decline in value in these securities is attributable to interest rate and liquidity, and not credit quality.  All of the state and municipal securities in the Company’s portfolio have a fair value as a percentage of amortized cost greater than 90%.  The Company does not have the intent to sell its state and municipal securities and it is unlikely that we will be required to sell the securities before the anticipated recovery.  The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

Residential mortgage-backed Securities issued by U.S. Government sponsored entities

At June 30, 2016, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans

Loans at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Commercial	$194,666	$179,753
Construction	88,343	89,833
Commercial real estate:
Owner occupied nonfarm/residential	180,701	157,653
Other nonfarm/residential	213,689	191,016
Residential real estate:
Secured by first liens	303,759	301,597
Home equity	74,179	76,285
Consumer	21,239	20,177
Subtotal	1,076,576	1,016,314
Allowance for loan losses	(6,561)	(6,851)
Loans, net	$1,070,015	$1,009,463

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

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Commercial	$91	$283
Construction	1,931	2,525
Commercial Real Estate	19,026	19,454
Residential Real Estate	10,517	11,668
Consumer	7	9
Carrying amount	$31,572	$33,939

There was $79,000 and $59,000 allowance for loan losses as of June 30, 2016 and December 31, 2015, respectively, for purchased credit impaired loans.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance, beginning of period	$1,152	$1,754	$979	$306
New loans purchased	—	—	—	1,632
Accretion of income	(71)	(620)	(128)	(804)
Reclassifications from nonaccretable difference	213	315	443	315
Disposals	—	—	—	—
Balance, end of period	$1,294	$1,449	$1,294	$1,449

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2016 and 2015 (in thousands):

Three Months Ended June 30, 2016:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,721	$1,912	$832	$1,370	$353	$6,188
Provision for loan losses	278	(46)	(61)	167	67	405
Loans charged-off	(1)	—	(11)	(207)	(100)	(319)
Recoveries	59	2	124	28	74	287
Ending balance	$2,057	$1,868	$884	$1,358	$394	$6,561

Three Months Ended June 30, 2015:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,219	$2,182	$1,468	$2,162	$89	$7,120
Provision for loan losses	2,386	(459)	(246)	459	15	2,155
Loans charged-off	(1,786)	(32)	1	(105)	(78)	(2,000)
Recoveries	22	521	61	51	115	770
Ending balance	$1,841	$2,212	$1,284	$2,567	$141	$8,045

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2016 and 2015 (in thousands):

Six Months Ended June 30, 2016:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$1,907	$1,943	$1,368	$1,374	$259	$6,851
Provision for loan losses	636	(78)	(643)	174	316	405
Loans charged-off	(579)	—	(11)	(288)	(291)	(1,169)
Recoveries	93	3	170	98	110	474
Ending balance	$2,057	$1,868	$884	$1,358	$394	$6,561

Six Months Ended June 30, 2015:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

Beginning balance	$970	$1,992	$1,268	$2,133	$102	$6,465
Provision for loan losses	2,740	(269)	(832)	609	13	2,261
Loans charged-off	(1,910)	(32)	(1)	(252)	(151)	(2,346)
Recoveries	41	521	849	77	177	1,665
Ending balance	$1,841	$2,212	$1,284	$2,567	$141	$8,045

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$317	$316	$55	$255	$—	$943
Collectively evaluated for impairment	1,740	1,546	756	1,103	394	5,539
Acquired with deteriorated credit quality	—	6	73	—	—	79
Total ending allowance balance	$2,057	$1,868	$884	$1,358	$394	$6,561

Loans:
Loans individually evaluated for impairment	$1,468	$1,836	$1,220	$1,884	$—	$6,408
Loans collectively evaluated for impairment	193,107	84,576	374,144	365,537	21,232	1,038,596
Loans acquired with deteriorated credit quality	91	1,931	19,026	10,517	7	31,572
Total ending loans balance	$194,666	$88,343	$394,390	$377,938	$21,239	$1,076,576

December 31, 2015:

	Commercial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$497	$368	$1	$325	$—	$1,191
Collectively evaluated for impairment	1,410	1,571	1,312	1,049	259	5,601
Acquired with deteriorated credit quality	—	4	55	—	—	59
Total ending allowance balance	$1,907	$1,943	$1,368	$1,374	$259	$6,851

Loans:
Loans individually evaluated for impairment	$3,944	$2,288	$862	$2,690	$—	$9,784
Loans collectively evaluated for impairment	175,526	85,020	328,353	363,524	20,168	972,591
Loans acquired with deteriorated credit quality	283	2,525	19,454	11,668	9	33,939
Total ending loans balance	$179,753	$89,833	$348,669	$377,882	$20,177	$1,016,314

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the six month period ending June 30, 2016 (in thousands):

June 30, 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$956	$956	$—	$2,361	$52
Construction	—	—	—	31	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	82	82	—	54	—
Other nonfarm/nonresidential	329	329	—	332	10
Residential real estate:
Secured by first liens	176	176	—	116	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,543	$1,543	$—	$2,894	$62
With an allowance recorded:
Commercial	$512	$512	$317	$579	$3
Construction	1,836	1,836	316	1,961	41
Commercial real estate:
Owner occupied nonfarm/nonresidential	297	297	51	197	—
Other nonfarm/nonresidential	512	512	4	518	13
Residential real estate:
Secured by first liens	1,099	1,099	217	1,426	27
Home equity	609	609	38	615	15
Consumer	—	—	—	—	—
Total	$4,865	$4,865	$943	$5,296	$99

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the information related to loans individually evaluated for impairment by class of loans for the three month period ending June 30, 2016:

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$2,098	$11
Construction	—	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	81	—
Other nonfarm/nonresidential	330	5
Residential real estate:
Secured by first liens	88	—
Home equity	—	—
Consumer	—	—
Total	$2,597	$16

	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With an allowance recorded:
Commercial	$340	$—
Construction	1,844	20
Commercial real estate:
Owner occupied nonfarm/nonresidential	296	—
Other nonfarm/nonresidential	515	6
Residential real estate:
Secured by first liens	1,191	14
Home equity	612	8
Consumer	—	—
Total	$4,798	$48

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans for the three and six month periods ending June 30, 2015:

	Three Months		Six Months
	Average Recorded Investment	Interest Income Recognized and Received	Average Recorded Investment	Interest Income Recognized and Received
	(In thousands)
With no related allowance recorded:
Commercial	$3,567	$—	$3,758	$2
Construction	3,546	8	3,150	16
Commercial real estate:
Owner occupied nonfarm/nonresidential	826	15	798	25
Other nonfarm/nonresidential	715	7	777	14
Residential real estate:
Secured by first liens	2,227	2	2,085	6
Home equity	51	—	39	—
Consumer	1	—	1	—
Total	$10,933	$32	$10,608	$63

With an allowance recorded:
Commercial	$744	$—	$533	$—
Construction	3,707	34	3,720	68
Commercial real estate:
Owner occupied nonfarm/nonresidential	220	2	207	4
Other nonfarm/nonresidential	—	—	—	—
Residential real estate:
Secured by first liens	2,237	16	2,126	33
Home equity	737	8	738	16
Consumer	9	—	9	—
Total	$7,654	$60	$7,333	$121

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Commercial	$528	$—	$944	$—
Construction	—	—	—	—
Commercial real estate:
Owner occupied nonfarm/nonresidential	607	—	41	—
Other nonfarm/nonresidential	—	—	—	—
Residential real estate:
Secured by first liens	1,379	53	2,810	89
Home equity	126	—	176	—
Consumer	11	—	42	—
Total	$2,651	$53	$4,013	$89

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans:

June 30, 2016:

	30 — 59 Days Past Due	60 — 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$50	$—	$528	$578	$194,088
Construction	272	—	—	272	88,071
Commercial real estate:
Owner occupied nonfarm/nonresidential	25	—	607	632	180,069
Other nonfarm/nonresidential	—	—	—	—	213,689
Residential real estate:
Secured by first liens	682	646	1,432	2,760	300,999
Home equity	568	119	126	813	73,366
Consumer	153	18	11	182	21,057
Total	$1,750	$783	$2,704	$5,237	$1,071,339

December 31, 2015:

	30 — 59 Days Past Due	60 — 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$373	$29	$944	$1,346	$178,407
Construction	—	34	—	34	89,799
Commercial real estate:
Owner occupied nonfarm/nonresidential	34	160	41	235	157,418
Other nonfarm/nonresidential	—	—	—	—	191,016
Residential real estate:
Secured by first liens	3,801	1,194	2,787	7,782	293,815
Home equity	292	58	176	526	75,759
Consumer	342	20	42	404	19,773
Total	$4,842	$1,495	$3,990	$10,327	$1,005,987

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings totaled $9.7 million and $11.4 million at June 30, 2016 and at December 31, 2015.  There were TDRs on non-accrual of $0 and $1.6 million as of June 30, 2016 and December 31, 2015.  The Company has allocated $584,000 and $1.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2016 and December 31, 2015, respectively.  The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2016 and December 31, 2015.

The detail of outstanding TDRs by class and modification type as of June 30, 2016 and December 31, 2015 follows (in thousands):

June 30, 2016:

	Recorded Investment	Allowance for Loan Losses Allocated
Commercial:
Extended maturity	$17	$17
Multiple modifications	17	—
Construction:
Extended maturity	51	—
Multiple modifications	1,836	316
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	168	—
Other nonfarm/nonresidential
Extended maturity	3,064	4
Multiple modifications	779	—
Residential real estate:
Secured by first liens
Interest rate reduction	312	132
Extended maturity	1,762	40
Multiple modifications	1,124	37
Home equity
Multiple modifications	609	38
Total	$9,739	$584

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

A loan is considered in payment default once it is 30 days contractually past due under the modified terms.  The following table summarizes the Company’s TDR’s by class, modification type and performance as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016:

	TDRs Greater than 30 Days Past Due and Still Accruing	TDRs on Nonaccrual	Total TDRs Not Performing to Modified Terms	Total TDRs Performing to Modified Terms
Commercial:
Extended maturity	$—	$—	$—	$17
Multiple modifications	—	—	—	17
Construction:
Extended maturity	—	—	—	51
Multiple modifications	—	—	—	1,836
Commercial real estate:
Owner occupied nonfarm/nonresidential
Interest only payments	—	—	—	168
Other nonfarm/nonresidential
Extended maturity	—	—	—	3,064
Multiple modifications	—	—	—	779
Residential:
Secured by first liens
Interest rate reduction	—	—	—	312
Extended maturity	—	—	—	1,762
Multiple modifications	—	—	—	1,124
Home equity
Multiple modifications	—	—	—	609
Total	$—	$—	$—	$9,739

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

There were no trouble debt restructurings that defaulted within 12 months of modifications during the three and six months ended June 30, 2016 and June 30, 2015.

During the six months ended June 30, 2016, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or adjustment of scheduled loan payments from principal and interest to interest only.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

There were no loan modifications for the three months ended June 30, 2016 that were classified as troubled debt restructurings.  The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2015 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
June 30, 2015:
Construction:
Extended maturity	4	$2,866	$2,866	$2,971	$—
Commercial real estate:
Owner occupied nonfarm/nonresidential
Extended maturity	1	175	175	180	—
Other nonfarm/nonresidential
Extended maturity	3	2,840	2,840	2,731	—
Residential:
Secured by first liens
Extended maturity	2	1,529	1,529	1,543	—
Multiple modifications	1	615	615	611	—

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2016 and 2015 and their performance, by modification type (in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms
June 30, 2016:
Residential:
Secured by first liens
Multiple modifications	2	$521	$533	$531	$—

June 30, 2015:
Commercial:
Interest only payments	1	53	53	10	—
Construction:
Extended maturity	4	2,866	2,866	2,971	—
Commercial real estate:
Owner occupied nonfarm/nonresidential
Extended maturity	1	175	175	180	—
Other nonfarm/nonresidential
Extended maturity	3	2,840	2,840	2,731	—
Residential:
Secured by first liens
Extended maturity	2	1,529	1,529	1,543	—
Multiple modifications	1	615	615	611	—

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

Loans not meeting the criteria above that are listed as pass are included in groups of homogeneous loans.  The risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2016 and December 31, 2015 is as follows:

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.   Loans (Continued)

June 30, 2016:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$6,900	$1,544	$186,222	$194,666
Construction	3,824	1,887	82,632	88,343
Commercial real estate:
Owner occupied nonfarm/residential	6,382	3,463	170,856	180,701
Other nonfarm/residential	16,130	11,331	186,228	213,689
Residential real estate:
Secured by first liens	19,911	3,967	279,881	303,759
Home equity	544	947	72,688	74,179
Consumer	2	8	21,229	21,239
Total	$53,693	$23,147	$999,736	$1,076,576

December 31, 2015:

	Criticized	Classified	Pass	Total
	(In thousands)
Commercial	$7,318	$4,076	$168,359	$179,753
Construction	4,270	3,490	82,073	89,833
Commercial real estate:
Owner occupied nonfarm/residential	3,184	3,042	151,427	157,653
Other nonfarm/residential	13,434	13,460	164,122	191,016
Residential real estate:
Secured by first liens	19,005	7,238	275,354	301,597
Home equity	441	1,920	73,924	76,285
Consumer	28	36	20,113	20,177
Total	$47,680	$33,262	$935,372	$1,016,314

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.   Foreclosed and Repossessed Assets

The following table presents the major categories of foreclosed and repossessed assets Foreclosed and repossessed asset activity was as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Construction	$1,458	$1,917
Commercial real estate:
Owner occupied nonfarm/residential	400	791
Other nonfarm/residential	957	5,648
Residential real estate:
Secured by first liens	1,332	1,529
Consumer	19	67
	$4,166	$9,952

Foreclosed and repossessed asset activity was as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In thousands)
Period beginning balance	$6,228	$15,818	$9,952	$4,431
Loans transferred to foreclosed and repossessed assets	119	711	768	10,197
Foreclosed and repossessed assets acquired from First Financial Service Corporation	—	—	—	3,228
Direct write-downs	(101)	(12)	(278)	(75)
Sales	(2,080)	(8,163)	(6,276)	(9,427)
Balance as of June 30	$4,166	$8,354	$4,166	$8,354

Expenses for the three and six months ended June 30, 2016 and 2015 related to foreclosed and repossessed assets include:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In thousands)
Net gain on sales	$80	$(21)	$(64)	$(10)
Direct write-downs	101	12	278	75
Operating expenses, net of rental income	29	(86)	(114)	184
	$210	$(95)	$100	$249

The Company was in process of foreclosure of residential real estate loans with outstanding balances of $1.4 million and $1.7 million as of June 30, 2016 and December 31, 2015, respectively.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.   Deposits

Deposits at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)

Demand (NOW)	$312,291	$312,149
Money market accounts	195,622	212,233
Savings	137,707	137,765
Time deposits $250,000 and over	41,147	42,291
Time deposits less than $250,000	234,735	270,887
Total interest bearing deposits	921,502	975,325
Total non-interest bearing deposits	303,039	286,739
Total deposits	$1,224,541	$1,262,064

7.   Earnings Per Common Share

Earnings per common share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except for share and per share amounts)
Basic:
Net income	$3,769	$3,565	$7,464	$2,629
Preferred stock dividend	—	(109)	—	(219)
Net income available to common shareholders	$3,769	$3,456	$7,464	$2,410
Average shares outstanding	5,467,989	5,383,887	5,458,672	5,379,379
Net income per common share, basic	$0.69	$0.64	$1.37	$0.45

Diluted:
Net income available to common shareholders	$3,769	$3,456	$7,464	$2,410
Average shares:
Common shares outstanding for basic	5,467,989	5,383,887	5,458,672	5,379,379
Add: Dilutive effects of outstanding stock options	20,059	18,357	22,068	18,048
Add: Dilutive effects of outstanding stock awards	78,323	35,358	71,204	29,082
Average dilutive potential common shares	5,566,371	5,437,602	5,551,944	5,426,509
Net income per common share, diluted	$0.68	$0.64	$1.34	$0.44

No stock options or restricted stock unit awards were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2016 and 2015.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.   Stock-Based Compensation Plans

The Company has three share based compensation plans as described below.  Total compensation cost for those plans was $547,000 and $239,000 for the three months ended June 30, 2016 and 2015 and $1.2 million and $441,000 for the six months ended June 30, 2016 and 2015.  The total income tax benefit was $191,000 and $84,000 for the three months ended June 30, 2016 and 2015 and $422,000 and $154,000 for the six months ended June 30, 2016 and 2015.

Stock Options:  The Company’s stock option plan provides for the granting of both incentive and nonqualified stock options and other share based awards, including restricted stock and deferred stock units, for up to 500,000 shares of common stock at exercise prices not less than the fair market value of the common stock on the date of grant and expiration dates of up to ten years.  Terms of the options are determined by the Board of Directors at the date of grant and generally vest over periods of three to four years.  Payment of the option price may be in cash or shares of common stock at fair market value on the exercise date at the election of the employee.  Non-employee directors are eligible to receive only nonqualified stock options.  As of June 30, 2016, the plan allows for additional option and share-based award grants of up to 339,000 shares.

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

A summary of the activity in the stock option plan for 2016 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except exercise prices)
Outstanding at beginning of year	76	$22.20
Granted	—	—
Exercised	(55)	21.93
Forfeited	—	—
Expired	—	—
Outstanding at end of period	21	$22.89	0.6	$300
Vested and expected to vest	21	$22.89	0.6	$300
Exercisable at end of period	21	$22.89	0.6	$300

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.   Stock-Based Compensation Plans (Continued)

For the three and six months ended June 30, 2016 no options were granted while 50,500 and 55,000 stock options were exercised.  The Company received proceeds of $666,000 for the exercise of 30,000 stock options while the remainder were exercised using the cashless option, with the Company issuing net shares to option holders.  The intrinsic value of stock options exercised during 2016 was $830,000.    As of June 30, 2016, all outstanding stock options had vested and there was no remaining compensation cost to be recognized.

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

As of June 30, 2016, there were no outstanding units granted under the Plan.  There were no units outstanding during the periods ended June 30, 2016 and 2015.  There were no modifications or cash paid to settle performance unit awards during the three month periods ending June 30, 2016 and 2015.

Restricted Stock Units:  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the units was determined using the market value of the Company’s stock on the grant date.  The restricted stock units have vesting periods ranging from one to five years from the anniversary of the grant date.

A summary of changes in the Company’s nonvested restricted stock units for the year follows:

	Units	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Nonvested at beginning of year	191	$27.31
Granted	8	33.52
Vested	(23)	25.96
Forfeited	—	—
Nonvested at June 30, 2016	176	$27.78

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.   Stock-Based Compensation Plans (Continued)

As of June 30, 2016, there was $2.8 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.0 years.  The fair value of units vested during the three and six months ended June 30, 2016 and 2015 was $747,000 and $536,000.  There were no modifications or cash paid to settle restricted stock units during the three and six month periods ended June 20, 2016 and 2015.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2016):
Available for sale securities:
State and municipal	$125,284	$—	125,284	$—
U.S. Government sponsored entities and agencies	21,241	—	21,241	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	140,660	—	140,660	—
Mutual Funds	251	—	251	—
Total available for sale securities	$287,436	$—	$287,436	$—

Assets (December 31, 2015):
Available for sale securities:
State and municipal	$123,492	$—	$123,492	$—
U.S. Government sponsored entities and agencies	31,463	—	31,463	—
Residential mortgage-backed securities issued by U.S. Government sponsored entities	220,331	—	220,331	—
Corporates	3,437	—	3,437	—
Mutual Funds	255	—	255	—
Total available for sale securities	$378,978	$—	$378,978	$—

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets (June 30, 2016):
Impaired loans:
Commercial	$195	$—	$—	$195
Commercial real estate:
Owner Occupied nonfarm/nonresidential	246	—	—	246
Residential real estate:
Secured by first liens	882	—	—	882

Foreclosed and repossessed assets:
Residential real estate:
Secured by first liens	90	—	—	90
Commercial real estate:
Other nonfarm/nonresidential	400	—	—	400

Assets (December 31, 2015):
Impaired loans:
Commercial	560	—	—	560
Residential real estate:
Secured by first liens	1,610	—	—	1,610

Foreclosed and repossessed assets:
Commercial real estate:
Owner occupied nonfarm/nonresidential	119	—	—	119

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

The Company measures for impairment using the fair value of the collateral less costs to sell for collateral-dependent loans.  The Company’s collateral dependent impaired loans had a carrying value of $1.9 million as of June 30, 2016 with a valuation allowance of $586,000, resulting in provision for loan losses of $243,000 and $296,000 million for the three and six months ended June 30, 2016.  The Company recorded $2.2 million in provision for loan losses for collateral-dependent impaired loans for the three and six months ended June 30, 2015.  Impaired loans totaled $9.8 million as of December 31, 2015, which included collateral dependent loans with a carrying value of $3.0 million and a valuation allowance of $782,000.

The Company evaluates the fair value of foreclosed and repossessed assets at the time they are transferred from loans and on a quarterly basis thereafter.  During the three months ended June 30, 2016 and 2015, the Company recognized charges to write down foreclosed and repossessed assets to their fair value of $101,000 and $12,000, respectively.  The Company also had write downs of foreclosed and repossessed assets for the six months ended June 30, 2016 and 2015 of $278,000 and $75,000.

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
June 30, 2016:
Impaired Loans:
Commercial	$195	Sales comparison approach	Adjustments for differences between comparable sales	33%
Commercial real estate	246	Sales comparison approach	Adjustments for differences between comparable sales	40%
Residential real estate	882	Sales comparison approach	Adjustments for differences between comparable sales	19%-43% (33%)
Foreclosed and repossessed assets:
Commercial real estate	400	Sales comparison approach	Adjustments for differences between comparable sales	33%
Residential real estate	90	Sales comparison approach	Adjustments for differences between comparable sales	11%

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Fair Value (Continued)

Fair value of Financial Instruments

Carrying amount and estimated fair values of financial instruments at June 30, 2016 and December 31, 2015 were as follows:

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2016:
Financial assets:
Cash and due from financial institutions	$44,417	$44,417	$—	$—	$44,417
Interest-bearing deposits in other financial institutions	9,676	9,676	—	—	9,676
Securities available for sale	287,436	—	287,436	—	287,436
Loans held for sale	851	—	868	—	868
Loans, net	1,070,015	—	—	1,087,195	1,087,195
Accrued interest receivable	5,359	18	1,704	3,637	5,359
Federal Home Loan Bank and Federal Reserve Stock	4,233	n/a	n/a	n/a	n/a

Financial liabilities:
Deposits	1,224,541	—	1,224,984	—	1,224,984
Short-term borrowings	44,507	—	44,497	—	44,497
Other borrowings	106,927	—	49,592	50,747	100,339
Accrued interest payable	437	—	285	152	437

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

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the three month periods ended June 30, 2016 and 2015 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
June 30, 2016:
Balance, beginning of period	$4,701	$(518)	$4,183
Other comprehensive income (loss) before reclassifications	1,429	(2)	1,427
Amounts reclassified from accumulated other comprehensive income	(58)	3	(55)
Balance, end of period	$6,072	$(517)	$5,555

June 30, 2015:
Balance, beginning of period	$4,252	$(464)	$3,788
Other comprehensive loss before reclassifications	(3,629)	(12)	(3,641)
Amounts reclassified from accumulated other comprehensive income	—	3	3
Balance, end of period	$623	$(473)	$150

The changes in accumulated other comprehensive income (loss) by component, net of tax, is presented below for the six month periods ended June 30, 2016 and 2015 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
June 30, 2016:
Balance, beginning of period	$2,589	$(500)	$2,089
Other comprehensive income (loss) before reclassifications	3,734	(23)	3,711
Amounts reclassified from accumulated other comprehensive income	(251)	6	(245)
Balance, end of period	$6,072	$(517)	$5,555

June 30, 2015:
Balance, beginning of period	$2,280	$(471)	$1,809
Other comprehensive income before reclassifications	(1,623)	(7)	(1,630)
Amounts reclassified from accumulated other comprehensive income	(34)	5	(29)
Balance, end of period	$623	$(473)	$150

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated other comprehensive income (loss) (Continued)

The following is a detail of amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ending June 30, 2016 and 2015:

June 30, 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(89)	Net gain on sales of available-for-sale securities
	31	Income tax expense
	(58)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	5	Salaries and employee benefits
	(2)	Income tax expense
	3	Net of tax

Total reclassifications for the period	$(55)	Net of tax

June 30, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)

Amortization of defined benefit pension plan unrecognized loss	$4	Salaries and employee benefits
	(1)	Income tax expense
	3	Net of tax

Total reclassifications for the period	$3	Net of tax

The following is a detail of amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six months ending June 30, 2016 and 2015:

June 30, 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(386)	Net gain on sales of available-for-sale securities
	135	Income tax expense
	(251)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	10	Salaries and employee benefits
	(4)	Income tax expense
	6	Net of tax

Total reclassifications for the period	$(245)	Net of tax

YOUR COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated other comprehensive income (loss) (Continued)

June 30, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$(51)	Net gain on sales of available-for-sale securities
	17	Income tax expense
	(34)	Net of tax

Amortization of defined benefit pension plan unrecognized loss	8	Salaries and employee benefits
	(3)	Income tax expense
	5	Net of tax

Total reclassifications for the period	$(29)	Net of tax

11.  Repurchase Agreements

Repurchase agreements totaled $44.5 million as of June 30, 2016 and consisted entirely of overnight obligations.  The Company pledged residential mortgage-backed agencies issued by U.S. Government sponsored entities with a carrying amount of $57.3 million to secure repurchase agreements as of June 30, 2016.

12.  Merger Agreement

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

Financial Condition

Total assets of the Company decreased to $1.5 billion as of June 30, 2016 from $1.6 billion as of December 31, 2015 primarily due to a decline in securities available for sale of $91.5 million from sales and maturities, partially offset by an increase in net loans of $60.6 million over the same period.

Net loans increased $1.1 billion as of June 30, 2016 from $1.0 billion as of December 31, 2015.  The primary area of growth was in commercial real estate loans, which grew $45.7 million during the six months ended June 30, 2016.  Of the total growth in commercial real estate loans, $23.0 million was in owner-occupied non-farm/non-residential loans with the remaining $22.7 million in other non-farm/non-residential loans.  Additionally, commercial loans increased by $14.9 million during the period to $194.7 million.

Securities available for sale decreased to $287.4 million at June 30, 2016.  During the six months ended June 30, 2016, the Company sold $74.4 million of securities to provide liquidity for loan growth.  In addition, the Company realized $24.8 million in repayments of securities and purchased $2.7 million of securities.  The securities portfolio serves as a source of liquidity and earnings and plays an important part in the management of interest rate risk.  The current strategy for the investment portfolio is to maintain an overall average repricing term between 3.0 and 3.5 years to limit exposure to rising interest rates.

Total deposits decreased to $1.2 billion at June 30, 2016 from $1.3 billion at December 31, 2015 as the Company continued to experience run-off in higher cost deposits assumed in the First Financial transaction.  Also, during the second quarter of 2016, the Company sold $22.4 million of deposits as part of the divestiture of one branch.

Net Income Available to Common Shareholders.  Net income available to common shareholders increased to $3.8 million for the three months ended June 30, 2016 from $3.5 million for the same period in 2015.  Basic and diluted earnings per common share increased to $0.69 and $0.68 per share, respectively, for the second quarter of 2016 as compared to $0.64 per common share for both measures for the second quarter of 2015.  The increase in net income available to common shareholders was mostly attributable to a reduction in provision for loan losses of $1.8 million and an increase in non-interest income of $968,000 between the periods, offset by an increase in non-interest expense of $1.6 million and a decrease in net interest income of $935,000.  The annualized return on average assets and average shareholders’ equity were 0.98% and 11.17% for the three months ended June 30, 2016, respectively, compared to 0.89% and 9.75% for the equivalent period in 2015.

Net income available to common shareholders for the six-month period ended June 30, 2016 increased to $7.5 million from $2.4 million in the equivalent period in 2015.  Basic earnings per share was $1.37 and diluted earnings per common share was $1.34 in 2016, an increase from basic and diluted earnings per share of $0.45 and $0.44, respectively, in 2015.  The increase in net income available to common shareholders was mainly attributable to merger and integration charges of $3.8 million recognized in non-interest expense in the first quarter of 2015 associated with the First Financial transaction.  In addition to the decline in non-interest expense to $23.3 million in 2016 from $28.4 million 2015, net income available to common shareholders increased due to a decrease in provision for loan losses of $1.9 million to $405,000 and an increase in non-interest income of $1.1 million, offset by a decline in net interest income of $1.4 million. The annualized return on average assets and shareholders’ equity were 0.97% and 11.26% for the six months ended June 30, 2016, respectively, compared to 0.33% and 3.60% for the equivalent periods in 2015.

Net interest income.  Net interest income decreased by $935,000 to $13.0 million for the second quarter of 2016 compared to 2015, while the Company’s net interest margin on a fully taxable equivalent basis decreased from 4.04% in 2015 to 3.90% in 2016.  The decline in net interest income was due mainly to an increase in the cost of other borrowings from 2.84% in the second quarter of 2015 to 3.56% in the second quarter 2016 and a reduction in yield on loans to 4.84% in 2016 from 5.17% in 2015.  Yield on loans was negatively impacted in 2016 due to a reduction in accretion in income from $1.0 million recognized in the second quarter of 2015 to $432,000 recognized in 2016.  The increase in the cost of other borrowings was primarily attributable to the issuance of $25.0 million in subordinated debentures in the fourth quarter of 2015 at a rate of 6.25% to redeem $28.0 million in preferred stock issued under the U.S. Treasury’s Small Business Lending Fund program.

Net interest income for the six months ended June 30, 2016 decreased to $26.0 million from $27.4 million while the net interest margin on a fully taxable equivalent basis declined to 3.90% in 2016 from 3.95% in 2015.  The decrease in net interest income was due to the issuance of subordinated debentures discussed above and a decline in total earning assets of $65.7 million between the periods.  Also contributing to the decrease in net interest income for the six month period was a reduction in accretion income on loans from $1.6 million in 2015 to $848,000 in 2016.  The decline in earning assets was partially offset by an increase in the yield on total earning assets from 4.30% in 2015 to 4.37% in 2016 as the Company continued to shift assets from lower-yielding securities into higher-yielding loans.

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

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits with banks	$28,946	$25	0.35%	$48,008	$49	0.41%
Taxable securities	200,447	911	1.83	288,420	1,320	1.84
Tax-exempt securities	118,342	1,567	5.33	98,423	1,355	5.52
Total loans and fees (1) (2)	1,068,274	12,865	4.84	1,000,865	12,902	5.17
FHLB and Federal Reserve stock	4,048	47	4.67	4,860	69	5.69
Total earning assets	1,420,057	15,415	4.37	1,440,576	15,695	4.37

Less: Allowance for loan losses	(6,166)			(7,532)
Non-earning assets:
Cash and due from banks	16,799			35,902
Bank premises and equipment, net	32,253			37,778
Other assets	87,094			96,967
Total assets	$1,550,037			$1,603,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$651,192	$273	0.17%	$688,831	$265	0.15%
Time deposits	286,858	278	0.39	352,394	315	0.36
Short-term borrowings	62,256	66	0.43	39,033	23	0.24
Other borrowings	117,783	1,044	3.56	83,170	589	2.84
Total interest-bearing liabilities	1,118,089	1,661	0.60	1,163,428	1,192	0.41

Non-interest bearing liabilities:
Non-interest demand deposits	287,720			283,101
Accrued interest payable and other liabilities	8,524			10,453
Stockholders’ equity	135,704			146,709
Total liabilities and stockholders’ equity	$1,550,037			$1,603,691

Net interest income (taxable equivalent basis)		$13,754			$14,503
Less: taxable equivalent adjustment		(775)			(589)
Net interest income		$12,979			$13,914
Net interest spread			3.77%			3.96%
Net interest margin			3.90			4.04

(1)                The amount of direct loan origination cost included in interest on loans was $77 and $75 for the three months ended June 30, 2016 and 2015.

(2)                Calculations include non-accruing loans in the average loan amounts outstanding.

(3)                The amount of accretion recorded for acquired loans included in interest income was $432 and $1,016 for the three months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(In thousands)			(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other financial institutions	$20,636	$63	0.62%	$55,508	$104	0.38%
Taxable securities	222,566	2,064	1.86	303,474	2,660	1.77
Tax-exempt securities	118,635	3,146	5.33	90,862	2,498	5.54
Total loans and fees (1) (2)	1,052,707	25,466	4.86	997,221	25,527	5.16
FHLB and Federal Reserve stock	3,967	97	4.92	5,667	164	5.84
Total earning assets	1,418,511	30,836	4.37	1,452,732	30,953	4.30

Less: Allowance for loan losses	(6,242)			(7,187)
Non-earning assets:
Cash and due from banks	22,098			37,436
Bank premises and equipment, net	32,665			37,956
Other assets	87,498			99,279
Total assets	$1,554,530			$1,620,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and other	$652,278	$540	0.17%	$692,940	$530	0.15%
Time deposits	297,397	571	0.39	364,743	624	0.34
Short-term borrowings	62,522	133	0.43	38,645	45	0.23
Other borrowings	114,734	2,062	3.61	85,571	1,265	2.98
Total interest-bearing liabilities	1,126,931	3,306	0.59	1,181,899	2,464	0.42

Non-interest bearing liabilities:
Non-interest demand deposits	285,789			281,499
Accrued interest payable and other liabilities	8,460			9,737
Stockholders’ equity	133,350			147,081
Total liabilities and stockholders’ equity	$1,554,530			$1,620,216

Net interest income (taxable equivalent basis)		$27,530			$28,489
Less: taxable equivalent adjustment		(1,555)			(1,091)
Net interest income		$25,975			$27,398
Net interest spread			3.78%			3.88%
Net interest margin			3.90			3.95

(1)                The amount of direct loan origination cost included in interest on loans was $74 and $96 for the six months ended June 30, 2016 and 2015.

(2)                Calculations include non-accruing loans in the average loan amounts outstanding.

(3)                The amount of accretion recorded for acquired loans included in interest income was $848 and $1,617 for the six months ended June 30, 2016 and 2015.

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

	Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015 Increase/(Decrease) Due to			Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015 Increase/(Decrease) Due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits in other financial institutions	$(24)	$(19)	$(5)	$(41)	$(87)	$46
Taxable securities	(409)	(400)	(9)	(596)	(743)	147
Tax-exempt securities	212	265	(53)	648	739	(91)
Total loans and fees	(37)	840	(877)	(61)	1,382	(1,443)
FHLB and Federal Reserve stock	(22)	(11)	(11)	(67)	(44)	(23)
Total increase in interest income	(280)	675	(955)	(117)	1,247	(1,364)

Interest expense:
Savings and other	8	(14)	22	10	(32)	42
Time Deposits	(37)	(62)	25	(53)	(124)	71
Short-term borrowings	43	18	25	88	38	50
Other borrowings	455	282	173	797	488	309
Total increase in interest expense	469	224	245	842	370	472
Increase in net interest income	$(749)	$451	$(1,200)	$(959)	$877	$(1,836)

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

Summary of Loan Loss Experience:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Activity for the period ended:
Beginning balance	$6,188	$7,120	$6,851	$6,465
Charge-offs:
Residential real estate	(181)	(71)	(262)	(204)
Commercial real estate	(11)	1	(11)	(1)
Construction	—	(32)	—	(32)
Commercial business	(1)	(1,786)	(579)	(1,910)
Home equity	(26)	(34)	(26)	(48)
Consumer	(100)	(78)	(291)	(151)
Total	(319)	(2,000)	(1,169)	(2,346)

Recoveries:
Residential real estate	13	43	72	48
Commercial real estate	124	61	170	849
Construction	2	521	3	521
Commercial business	59	22	93	41
Home equity	15	8	26	29
Consumer	74	115	110	177
Total	287	770	474	1,665
Net loan charge-offs	(32)	(1,230)	(695)	(681)
Provision for loan losses	405	2,155	405	2,261

Ending balance	$6,561	$8,045	$6,561	$8,045

Provision for loan losses decreased to $405,000 for both the three and six months ending June 30, 2016 from $2.2 million and $2.3 million for the same periods in 2015.  Net charge-offs for the three and six months ended June 30, 2016 were $32,000 and $695,000 compared to $1.2 million and $681,000 in 2015.  The Company’s non-performing loans decreased to $2.7 million as of June 30, 2016 from $4.1 million as of December 31, 2015.  Allowance as a percent of non-performing loans increased to 242.55% from 170.72%.  The provision for the loan losses for both the three and six months ended June 30, 2016 was due to loan growth during the periods as well as the receipt of an updated appraisal for an impaired loan relationship.  The decrease in the provision for loan losses from 2015 was the result of a large provision for one credit relationship during the second quarter of 2015.  Offsetting the impact of loan growth on the provision for loan losses was a decrease in the average net charge-off history.  The Company allocates allowance for loan losses for loans collectively evaluated for impairment by using its average three-year charge-off history, adjusted for certain qualitative factors.  As the Company’s three-year charge-offs decrease for a loan class, the amount allocated decreases as well.

The Company’s classified loans (substandard and doubtful) decreased to $23.1 million as of June 30, 2016 from $33.3 million as of December 31, 2015 while criticized loans (watch and special mention) increased to $53.7 million from $47.7 million.

Asset Quality.  Loans, including impaired loans, are placed on non-accrual status when they become past due ninety days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When these loans are placed on non-accrual status, all unpaid accrued interest is reversed and the loans remain on non-accrual status until the loan becomes current or the loan is deemed uncollectible and is charged off.  Impaired loans are those loans for which it is probable that all scheduled interest and principal payments will not be received based on the contractual terms of the loan agreement.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  TDR’s totaled $9.7 million at June 30, 2016 and $11.4 million December 31, 2015, while $0 million and $1.6 million were included in the Company’s non-accrual loans as of the same dates, respectively.

The Company’s non-performing assets as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)

Loans on non-accrual status	$2,652	$4,013
Loans past due over 90 days still on accrual	53	89
Total non-performing loans	2,705	4,102
Foreclosed and repossessed assets	4,166	9,952
Total non-performing assets	$6,871	$14,054

Non-performing loans to total loans	0.25%	0.40%
Non-performing assets to total loans	0.64	1.38
Allowance as a percent of non-performing loans	242.55	170.72
Allowance as a percent of total loans	0.61	0.67

Non-interest income.  Non-interest income increased to $3.6 million for the second quarter of 2016 from $2.7 million for the equivalent period in 2015.  The increase was driven primarily by a $621,000 life insurance benefit and a gain on branch divestiture of $422,000 as the result of selling a branch in Munfordville, Kentucky to another financial institution during the second quarter of 2016.  Also impacting non-interest income during the three months ended June 30, 2016 was amortization of tax credit investments of $350,000 as compared to $92,000 in the equivalent period in 2015.

Non-interest income increased by $1.1 million to $6.2 million for the six months ended June 30, 2016 from $5.1 million in 2015 due primarily to the same factors that caused the increase in the second quarter of 2016 relative to 2015.

Non-interest expense.  Non-interest expense increased to $12.1 million for the three months ended June 30, 2016 from $10.5 million in 2015 due primarily to increases in salaries and employee benefits and net foreclosed assets expense.  Salaries and employee benefits was $6.3 million in 2016 compared to $5.1 million in 2015 and is attributable to an increase in incentive compensation including stock based compensation expense and bonuses.  Other foreclosed assets, net was $210,000 in 2016 compared to $(95,000) in 2015 due to higher losses on sales of foreclosed assets during the quarter in addition to lower foreclosed asset income as compared 2015.

Non-interest expense was $23.3 million for the six months ended June 30, 2016, a decrease of $5.1 million from $28.4 million in 2015 as most categories were impacted in the first quarter of 2015 by the acquisition of First Financial and the corresponding merger and integration charges. The Company recognized $3.9 million in merger and integration expenses in the first six months of 2015, primarily in salaries and benefits and data processing.  Additionally, legal and professional service fees were lower due to expenses incurred during 2015 associated with the First Financial acquisition including legal, valuations of assets acquired and liabilities assumed, and additional audit fees.

Income tax expense.  Income tax expense was $318,000 for the second quarter of 2016 compared to $371,000 for the equivalent period in 2015 while the effective tax rate was 7.78% and 9.42% for the respective periods.  The reduction in income tax expense and effective rate in 2016 was due to $621,000 in non-taxable gain on recognition of life insurance benefit.

Income tax expense for the six months ended June 30, 2016 was $947,000 compared to income tax benefit of $827,000 in 2015.  The increase in income tax expense was due to a substantial increase in income before income taxes between the periods.  Also impacting the provision during the six months ended June 30, 2016 was the aforementioned non-taxable gain on recognition of life insurance benefit.

Liquidity and Capital Resources Liquidity levels are adjusted in order to meet funding needs for deposit outflows, repayment of borrowings, and loan commitments and to meet asset/liability objectives.  Our primary sources of funds are customer deposits, customer repurchase agreements, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2016, we had cash and interest-bearing deposits with banks of $54.1 million and securities available-for-sale with a fair value of $287.4 million.  If we require funds beyond the funds we are able to generate internally, we have $65.0 million in additional aggregate borrowing capacity with the Federal Home Loan Bank of Indianapolis based on our current FHLB stock holdings, unused federal funds lines of credit with various nonaffiliated financial institutions of $18.5 million.  Management believes the Company’s liquidity sources are adequate to meet its operational needs.

The Company is subject to various regulatory capital requirements administered by federal banking agencies.  At June 30, 2016, the Company and its subsidiaries exceed the regulatory minimums and met the regulatory definition of well-capitalized based on the most recent regulatory definition as detailed below:

June 30, 2016:

	Tier 1 Capital to Total Average Assets	Common Equity Tier 1 Capital to Risk-Adjusted Total Assets	Tier 1 Capital to Risk- Adjusted Total Assets	Total Capital to Risk- Adjusted Total Assets
Consolidated	9.9%	10.0%	12.4%	15.0%
Your Community Bank	10.1%	12.6%	12.6%	15.2%

Minimum for banks to be well capitalized under regulatory capital requirements:	5.0%	6.5%	8.0%	10.0%

December 31, 2015:

	Tier 1 Capital to Total Average Assets	Common Equity Tier 1 Capital to Risk-Adjusted Total Assets	Tier 1 Capital to Risk- Adjusted Total Assets	Total Capital to Risk- Adjusted Total Assets
Consolidated	9.2%	9.7%	12.0%	14.7%
Your Community Bank	9.7%	12.4%	12.4%	15.0%

Minimum for banks to be well capitalized under regulatory capital requirements:	5.0%	6.5%	8.0%	10.0%

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company uses off balance sheet financial instruments, such as commitments to make loans, credit lines and letters of credit to meet customer financing needs. These agreements provide credit or support the credit of others and usually have expiration dates but may expire without being used. In addition to credit risk, the Company also has liquidity risk associated with these commitments as funding for these obligations could be required immediately. The contractual amount of these financial instruments with off balance sheet risk was as follows at June 30, 2016:

(In thousands)
Commitments to make loans	$7,275
Unused lines of credit	209,641
Standby letters of credit	3,820
Total	$220,736

Aggregate Contractual Obligations

As of June 30, 2016: (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$275,882	$166,136	$67,728	$36,881	$5,137
Short-term borrowings	44,507	44,507	—	—	—
Other borrowings	106,927	32,249	15,240	1,500	57,938
Defined benefit plan	888	274	116	161	337
Lease commitments	7,524	1,208	1,829	1,507	2,980
Total	$435,728	$244,374	$84,913	$40,049	$66,392

Time deposits represent certificates of deposit held by the Company.

Short-term borrowings consist of repurchase agreements of $44.5 million and note payable of $30,000.  The note payable represents amounts due for the participation in construction of a low income housing development project and is payable on demand.

Other borrowings consist of FHLB advances of $41.7 million, subordinated debentures of $32.7 million, subordinated debt of $25.0 million, and a term loan of $7.5 million.  FHLB advances represent the amounts that are due from the FHLB and consist of fixed rate advances.  Subordinated debentures represent the scheduled maturities of subordinated debentures issued to trusts formed by the Company in connection with the issuance of trust preferred securities.  Subordinated debt represents the scheduled maturities of subordinated debt issued by the Bank.  The term loan represents the scheduled maturities of holding company debt.

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

We currently contract with an independent third party consulting firm to measure our interest rate risk position.  The consulting firm utilizes an earnings simulation model to analyze net interest income sensitivity.  Current balance sheet amounts, current yields and costs, corresponding maturity and repricing amounts and rates, other relevant information, and certain assumptions made by management are combined with gradual movements in interest rates of 200 basis points up at December 31, 2015 and June 30, 2016 within the model to estimate their combined effects on net interest income over a one-year horizon.  In 2008, the Federal Open Market Committee lowered its target for the federal funds rate to 0-25 bps.  A majority of our loans are indexed to the prime rate, therefore, the Company has excluded an evaluation of the effect on net interest income assuming a decrease in interest rates as further reductions in the prime rate are extremely unlikely.  We feel that using gradual interest rate movements within the model is more representative of future rate changes than instantaneous interest rate shocks.  Growth in amounts are not projected for any balance sheet category when constructing the model because of the belief that projected growth can mask current interest rate risk imbalances over the projected horizon.  We believe that the changes made to the model’s interest rate risk measurement process have improved the accuracy of results of the process, consequently giving better information on which to base asset and liability allocation decisions going forward.

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

The base scenario represents projected net interest income over a one year forecast horizon exclusive of interest rate changes to the simulation model.  Given a gradual 200 basis point increase in the projected yield curve used in the simulation model (Up 200 Scenario), we estimated that as of June 30, 2016 our net interest income would decrease by an estimated 1.1%, or $549,000, over the one year forecast horizon.  As of December 31, 2015, in the Up 200 Scenario we estimated that net interest income would decrease $467,000, over a one year forecast horizon ending December 31, 2015.

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

Our interest sensitivity profile at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The tables below illustrate our estimated annualized earnings sensitivity profile based on the above referenced asset/liability model as of June 30, 2016 and December 31, 2015, respectively.  The tables below are representative only and are not precise measurements of the effect of changing interest rates on our net interest income in the future.

The following table illustrates our estimated one year net interest income sensitivity profile based on the asset/liability model as of June 30, 2016 and ending on June 30, 2017:

	Interest Rate Sensitivity as of June 30, 2016:
	Base	Gradual Increase in Rates of 200 Basis Points
	(In thousands)
Projected interest income:
Loans	$49,770	$52,236
Investments	7,523	7,788
FHLB and FRB stock	180	180
Interest-bearing deposits in other financial institutions	35	107
Total interest Income	57,508	60,311

Projected interest expense:
Deposits	2,430	4,801
Short-term borrowings	99	586
Other borrowings	4,050	4,544
Total interest expense	6,579	9,931
Net interest income	$50,929	$50,380

Change from base		(549)
Percent change from base		(1.1)%

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

Changes in Internal Control over Financial Reporting

There was no change in YCBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, YCBI’s internal control over financial reporting.

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

The Company did not purchase its common shares during the six months ended June 30, 2016.

Item 6.  Exhibits

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index of this Form 10-Q and are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

YOUR COMMUNITY BANKSHARES, INC.
(Registrant)

Dated: August 9, 2016	By:	/s/ James D. Rickard
James D. Rickard
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2016	By:	/s/ Paul. A. Chrisco
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

101*

The following financial information from Your Community Bankshares, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 9, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015 (iv) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015 and (vi) Notes to Consolidated Financial Statements.

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